Form 10-Q
period 1997-09-30
SCM MICROSYSTEMS INC
filed 1997-11-12
CIK 1036044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO _________

                         COMMISSION FILE NUMBER: 0-22689

                       ----------------------------------

                              SCM MICROSYSTEMS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                           77-0444317
            STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION              IDENTIFICATION NUMBER)

                      131 ALBRIGHT WAY, LOS GATOS, CA 95032
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (408) 370-4888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ ] Yes   [X] No

        At November 6, 1997, 10,624,584 shares of common stock were outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             SCM MICROSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30              September 30
                                                             ---------------------     ---------------------
                                                               1997        1996          1997        1996
                                                             --------     --------     --------     --------
Net sales:
    Security and access products                             $  7,952     $  4,927     $ 17,772     $ 10,716
    PCMCIA peripheral products                                     --        1,073          163        3,797
                                                             --------     --------     --------     --------
       Total net sales                                          7,952        6,000       17,935       14,513

Cost of sales                                                   5,108        3,903       11,234       10,074
                                                             --------     --------     --------     --------

Gross profit                                                    2,844        2,097        6,701        4,439
                                                             --------     --------     --------     --------

Operating expenses:
    Research and development                                      713          598        2,131        1,778
    Sales and marketing                                           928          889        2,941        2,297
    General and administrative                                    597          605        1,730        1,513
    Settlement of patent claim                                    515           --          515           --
                                                             --------     --------     --------     --------
       Total operating expenses                                 2,753        2,092        7,317        5,588
                                                             --------     --------     --------     --------

Income (loss) from operations                                      91            5         (616)      (1,149)
Interest and other income (expense), net                          111          (70)         169         (218)
Foreign currency transaction gains                                162           92          401          148
                                                             --------     --------     --------     --------
Income (loss) before income taxes                                 364           27          (46)      (1,219)
Provision for income taxes                                         30           --           30           --
                                                             --------     --------     --------     --------
Net income (loss)                                                 334           27          (76)      (1,219)
Accretion on redeemable convertible preferred stock              (324)         (72)        (802)        (215)
                                                             --------     --------     --------     --------
Net income (loss) attributable to common stockholders        $     10     $    (45)    $   (878)    $ (1,434)
                                                             ========     ========     ========     ========

Earnings (loss) per share:
    Net income (loss)                                        $   0.05     $   0.01     $  (0.01)    $  (0.23)
                                                             ========     ========     ========     ========

    Net income (loss) attributable to common stockholders    $   0.00     $  (0.01)    $  (0.13)    $  (0.27)
                                                             ========     ========     ========     ========

Shares used in computing earnings (loss) per share              7,340        5,361        6,926        5,218
                                                             ========     ========     ========     ========

See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                    ASSETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------    ------------
                                                    (unaudited)
Current assets:
    Cash and cash equivalents                        $10,171           $ 2,593
    Accounts receivable                                7,837             5,237
    Inventories                                        3,487             2,279
    Prepaids and other current assets                    786               519
                                                     -------           -------
       Total current assets                           22,281            10,628

Property, equipment, and other assets, net               996               831
                                                     =======           =======
                                                     $23,277           $11,459
                                                     =======           =======

                 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                       STOCK, AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                      2,286             8,246
    Accounts payable                                   4,599             3,351
    Accrued expenses                                   1,246               818
                                                    --------          --------
       Total current liabilities                       8,131            12,415

Redeemable convertible preferred stock                22,147             5,068

Stockholders' deficit:
    Capital Stock                                          3                 2
    Additional paid-in capital                         2,899             2,387
    Accumulated deficit                               (8,893)           (8,015)
    Deferred compensation                               (172)             (224)
    Cumulative translation adjustment                   (838)             (174)
                                                    --------          --------
       Total stockholders' deficit                    (7,001)           (6,024)
                                                    --------          --------
                                                    $ 23,277          $ 11,459
                                                    ========          ========

See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                  NINE-MONTH PERIODS
                                                                    ENDED SEPT. 30,
                                                                 --------------------
                                                                    1997         1996
                                                                 --------    --------
Cash flows from operating activities:
   Net loss                                                      $    (76)   $ (1,219)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                 266         186
        Amortization of deferred employee compensation                 52          --
        Non-cash charges from issuance of warrants                    493          --
        Changes in operating assets and liabilities:
          Accounts receivable                                      (2,993)     (1,422)
          Inventories                                              (1,264)       (234)
          Prepaid expenses                                           (463)       (313)
          Accounts payable                                          1,637       1,118
          Accrued expenses                                            423         280
                                                                 --------    --------
            Net cash used in operating activities                  (1,925)     (1,604)
                                                                 --------    --------

Cash flows used in investing activities - capital expenditures       (497)       (442)
                                                                 --------    --------

Cash flows from financing activities:
   Proceeds from notes payable                                         --       3,457
   Payments on notes payable                                       (1,309)     (1,712)
   Principal payments on long-term debt                               (63)         (1)
   Proceeds from issuance of redeemable
     convertible Preferred Stock                                   12,148          --
   Proceeds from issuance of common stock, net                         --          28
   Proceeds from line of credit                                        --       1,000
                                                                 --------    --------
             Net cash provided by financing activities             10,776       2,772
                                                                 --------    --------

Effect of exchange rates on cash                                     (776)       (180)
                                                                 --------    --------

Net increase in cash                                                7,578         546

Cash at beginnning of period                                        2,593         739
                                                                 --------    --------

Cash at end of period                                            $ 10,171    $  1,285
                                                                 ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period - interest                        $     96    $    217
                                                                 ========    ========

   Noncash financing activities:
     Interest accretion on redeemable convertible
        Preferred Stock                                          $    802    $    215
                                                                 ========    ========

     Conversion of related party and non-related party debt
        into redeemable convertible Preferred Stock              $  4,240    $     --
                                                                 ========    ========

See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.    BASIS OF PRESENTATION
      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Form S-1 filed with the Securities and Exchange Commission on October 3, 1997.

2.    PROVISION FOR INCOME TAXES
      The Company's effective tax rate was 8.2% for the quarter ended September 30, 1997. This tax rate includes the effect of net operating losses (NOLs) carried forward from prior periods.

3.    NET INCOME (LOSS) PER SHARE
      Net income (loss) per share is computed using net income (loss), and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and convertible preferred stock on as "as converted" basis. In accordance with SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the Company's October 1997 initial public offering of Common Stock ("IPO") for all periods presented.

      The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than EPS as presented in the accompanying financial statements and diluted EPS will not differ materially from EPS as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

4.    SUBSEQUENT EVENTS
      In October 1997, the Company completed its IPO with the sale of 3.8 million shares of Common Stock at a price to the public of $13.00 per share. Additionally in October, the Company sold 200,000 shares of Common Stock to a third party at $9.00 per share pursuant to a patent infringement settlement agreement between the two companies which was executed on September 4, 1997. The net proceeds to the Company from these two transactions approximated $45.8 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the caption "Factors That May Affect Future Operating Results."

OVERVIEW

      SCM Microsystems designs, develops and sells standards-compliant hardware, firmware and software products and technologies used in smart card and other token-based network security and conditional access systems. The Company's security and access products are targeted at OEM computer, telecommunication and digital video broadcasting ("DVB") component and system manufacturers. The Company markets, sells and licenses its products through a direct sales and marketing organization primarily to OEMs and also through distributors, VARs, system integrators and resellers worldwide.

      From the Company's inception through 1994, the Company focused primarily on PCMCIA peripheral products, including flash memory and fax/modem devices, which carried a significantly lower gross margin than the Company's current products. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business.

      The Company experiences substantial seasonality in its business, with approximately one-third of annual net sales being realized in the first half of the year and the remaining two-thirds being realized in the second half of the year. In recent periods, this seasonality has been primarily the result of the Company's reliance on sales of its SwapBox products to OEMs that in turn are selling to U.S. government agencies. The buying pattern of U.S. government agencies tend to be substantially weighted to the third quarter and, to a somewhat lesser extent, the fourth quarter of the calendar year. The strength in net sales in the third quarter which results from the U.S. government buying patterns is somewhat offset by relatively weaker sales in Europe in the same quarter as a result of the traditional European summer vacation patterns. The Company expects that as sales of its DVB products, which are sold to OEMs mainly in Europe for the consumer market, begin to represent a larger percentage of net sales, the seasonality that the Company experiences may be further exacerbated as such sales are likely to be strongest in the fourth quarter of the year. In contrast to net sales, operating expenses tend to be spread relatively evenly across the year. As a result, the Company's operating results have tended to be weakest in first and second quarter of the year.

      In April 1997, Gemplus served the Company with a complaint alleging that the Company's SwapSmart product infringes certain claims of a French patent held by Gemplus. In September 1997, the Company entered into a license agreement and memorandum of understanding, and settled this dispute, with Gemplus. In connection with these transactions, the Company issued warrants to Gemplus to purchase up to 200,000 shares of Common Stock at an exercise price of $13.00 per share and up to 200,000 shares of Common Stock at an exercise price of $14.00 per share. The Company also agreed to sell 200,000 shares of Common Stock to Gemplus at a purchase price of $9.00 per share. The Company's operating expenses for the quarter ended September 30, 1997 include a one-time expense of approximately $515,000 in connection with the foregoing agreements, approximately $453,000 of which is non-cash consideration associated with the warrants.

RESULTS OF OPERATIONS

      Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the Company's quarter ended September 30, 1997 were $8.0 million compared to $6.0 million in the third quarter of 1996, an increase of 33%. For the first nine months of 1997, net sales were $17.9 million compared to $14.5 million in the first nine months of 1996, an increase of 24%. Sales of security and access products were $8.0 million and $17.8 million in the third quarter and first nine months of 1997, respectively, compared to $4.9 million and $10.7 million for the comparable periods of 1996. This represents year-over-year growth rates for security and access products of 61% and 66% for the third quarter and nine month periods, respectively. The increases in each period were primarily due to the introduction of the Company's DVB conditional access module (CAM) products, which commenced shipment in the fourth quarter of 1996. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business.

      Gross Profit. Gross profit for the third quarter of 1997 was $2.8 million, or 36% of total net sales, compared to $2.1 million, or 35% of total net sales for the third quarter of 1996. Gross profit for the first nine months of 1997 was $6.7 million, or 37% of total net sales, compared to $4.4 million, or 31% of total net sales for the first nine months of 1996. The increase in gross profit, both in absolute amount and as a percentage of total net sales, was primarily due to the aforementioned introduction of DVB-CAM products and the concurrent business shift away from lower margin PCMCIA peripheral products. In addition, the Company's transition from the PCMCIA peripheral products business resulted in reduced labor requirements. The Company believes that its gross profit during 1997 will continue to be above the levels experienced in 1996. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products and product enhancements which tend to carry higher gross profit than older products and the cost and availability of components. Accordingly, gross profits are expected to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses for the third quarter of 1997 were $713,000, compared with $598,000 in the third quarter of 1996, an increase of 19%. As a percentage of total net sales, research and development expenses were 9% and 10% in the third quarter of 1997 and 1996, respectively. For the first nine months of 1997, research and development expenses were $2.1 million, compared with $1.8 million in the comparable period of 1996, an increase of 20%. As a percentage of total net sales, research and development expenses were 12% in the nine month periods in both 1997 and 1996. These increases for the third quarter and nine month periods in absolute amounts were due primarily to higher headcount in the Company's La Ciotat, France facility and a rise in prototype and related expenses for the Company's DVB-CAM product development. The Company believes that research and development expenses during the fourth quarter of 1997 will be higher than the fourth quarter of 1996, due to a higher number of personnel involved in the Company's new product development and customer projects.

      Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the third quarter of 1997 were $928,000, compared with $889,000 in the third quarter of 1996, an increase of 4%. For the first nine months of 1997, sales and marketing expenses were $2.9 million, compared with $2.3 million in the comparable period of 1996, an increase of 28%. As a percentage of total net sales, these expenses were 12% and 16% in the third quarter and first nine months of 1997, compared with 15% and 16% of total net sales in the comparable periods of 1996. These increases in absolute amounts were due primarily to growth of the Company's sales and marketing headcount in the U.S. and initial promotional efforts in the Asia-Pacific regions. The decrease in sales and marketing expenses as a percentage of total net sales in the third quarter of 1997 compared to the third quarter of 1996 was due to the 33% increase in total net sales discussed above. Sales and marketing expenses in the fourth quarter of 1997 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts, but to generally remain consistent with or decline slightly from the 1996 results as a percentage of total net sales.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses were $597,000 in the third quarter of 1997, or 8% of total net sales, compared with $605,000, or 10% of total net sales in the third quarter of 1996. For the nine month period, general and administrative expenses were $1.7 million in 1997, an increase of 14% compared with $1.5 million in 1996, representing 10% of total net sales in both nine month periods. General and administrative expenses increased in absolute amount in the first nine months of 1997 primarily as a result of an increase of administrative headcount in the Company's U.S. and Pfaffenhofen, Germany offices to support higher levels of business activities. The Company believes general and administrative expenses in 1997 will continue to increase in absolute amount as a result of operating as a public company.

      Settlement of Patent Claim. In September 1997, the Company settled a patent infringement claim with a third party. In connection therewith, the Company incurred a one-time charge of $515,000, of which $453,000 was a non-cash charge related to the imputed cost of warrants issued.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the third quarter and first nine months of 1997, net investment income was $111,000 and $169,000, respectively. During the comparable periods of 1996, the Company incurred $70,000 and $218,000 of interest expense on outstanding debt. During the first six months of 1997, the Company raised $12.1 million through the sale of preferred stock, resulting in a reduction of debt and corresponding interest expense and investable cash balances. In future periods, the Company expects net interest income to increase due to the investment of the proceeds of the Company's IPO received in October 1997.

      Income Taxes. A provision for income taxes of $30,000 was booked in the third quarter of 1997, relating primarily to anticipated alternative minimum tax requirements. As of December 31, 1996, the Company had German net operating loss carry forwards of approximately $4.6 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had operating loss carry forwards of approximately $1.9 million and $800,000 for United States federal and California income tax purposes, respectively. The Company's utilization of United States federal operating loss carry forwards is limited to approximately $340,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Company's IPO in October of 1997, the Company had financed its operations principally through private placements of debt and equity securities and, to a lesser extent, borrowings under bank lines of credit. As of September 30, 1997, the Company's working capital was $14.1 million, compared to a working capital deficit of $1.8 million as of December 31, 1996. Working capital increased during the first nine months of 1997 due primarily to the Company's receipt of $12.1 million in net proceeds from the private placement of redeemable convertible preferred stock and the conversion of approximately $4.2 million of notes payable into redeemable convertible preferred stock.

      In October 1997, the Company completed its IPO with the sale of 3.8 million shares of Common Stock at a price to the public of $13.00 per share. Additionally in October, the Company sold 200,000 shares of Common Stock to Gemplus at $9.00 per share pursuant to a patent infringement settlement agreement between the companies which was executed on September 4, 1997. The net proceeds to the Company from these two transactions approximated $45.8 million, raising its cash and cash equivalents to $55.6 million as of September 30, 1997 on a pro forma basis.

      The Company maintains its current excess cash balances in a variety of interest bearing investment-grade financial investments such as U.S. treasury, federal agency and state government securities, and corporate debt and bank certificates of deposit. Principal preservation, liquidity and safety are the primary investment objectives.

      During the first nine months of 1997, cash and cash equivalents increased by $7.6 million due primarily to financing activities which included preferred stock sales totaling $12.1 million, partially offset by repayments of short- and long-term debt of $1.4 million. Investing activities in the first nine months of 1997 consisted of $497,000 in capital equipment expenditures. Operating activities in the period used $1.9 million of cash, including increases in receivables and inventories of $3.0 million and $1.3 million, respectively, due primarily to higher revenue and backlog levels, partially offset by a $1.6 million increase in accounts payable.

      The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to 4.5 million DM (approximately $2.5 million at September 30, 1997). One of these lines expired as of September 30, 1997, and the Company and the bank are in negotiations to extend such line for an additional 12 month period. The remaining two German lines of credit expire on March 31, 1998. The German lines of credit bear interest at rates ranging from 8.0% to 8.75%. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate, and expires in May 1999. At September 30, 1997, no amounts were outstanding under any of the Company's lines of credit. In addition to the lines of credit, the Company had outstanding debt at September 30, 1997 totaling approximately $2.3 million, consisting of a term loan from a German bank. This debt bears interest at rates ranging from 5.0% to 6.0%. The Company expects to repay this term loan in the fourth quarter of 1997. As of September 30, 1997, the Company had no material commitments for capital expenditures.

      The Company presently expects that its current capital resources and available borrowings should be sufficient to meet its operating and capital requirements through at least the end of 1999. The Company may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to the Company on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS;
                                  SEASONALITY

      Although the Company was profitable for the fiscal quarter ended September 30, 1997, the Company incurred a net loss of $410,000 for the six months ended June 30, 1997 and net operating losses on an annual basis since its inception in 1993. As of September 30, 1997, the Company had an accumulated deficit of $8.9 million. In view of the Company's loss history, there can be no assurance that the Company will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

      The Company's quarterly operating results have in the past varied and may in the future vary significantly. Factors affecting operating results include: the level of competition; the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; adoption of new technologies and standards; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis, if at all; hardware component costs and availability, particularly with respect to hardware components obtained from sole or limited source suppliers; the Company's success in expanding its sales and marketing organization and programs; technological changes in the market for digital information security products; levels of expenditures on research and development; foreign currency exchange rates; and general economic trends. In addition, because a high percentage of the Company's operating expenses are fixed, a small variation in revenue can cause significant variations in operating results from quarter to quarter.

      Initial sales of the Company's products to a new customer typically involve a sales cycle which can range from six to nine months during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will ultimately result. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including product and technical requirements, and the level of competition which the Company encounters in its selling activities. Any delays in the sales cycle for new customers could have a material adverse effect on the Company's business and operating results.

      Based upon the factors enumerated above, the Company believes that its operating results may vary significantly in future periods and that historical results are not reliable indicators of future performance. It is likely that, in some future quarter or quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the market price of the Company's Common Stock could decline significantly.

   DEPENDENCE ON EMERGING PRODUCT MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE OF
                             THE COMPANY'S PRODUCTS

      From the Company's inception through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 77.3% of total net sales in 1996, and to 99.1% of total net sales in the first nine months of 1997. The Company's net sales are now and will continue to be dependent upon the success of its security and access products.

      The Company's future growth and operating results will depend to a large extent on the successful marketing and commercial viability of the Company's security and access product families. Each of these product families addresses needs in different emerging markets. Smart card token-based security applications are able to provide protection from unauthorized access to digital information. The Company believes that smart cards are ideally suited to serve as tokens for network and electronic commerce security. Accordingly, the Company's SwapBox and SwapSmart product families are designed to provide smart card token-based security for PCs. However, there can be no assurance that the smart card will become the industry standard for network and electronic commerce security applications. The Company's DVB product family provides a means of controlling access to digital television broadcasts. The Company's SwapAccess DVB-CAM product implements the DVB-CI and NRSS-B standards. To date, the Company's DVB-CAM product has been implemented in a relatively limited number of DVB set-top boxes in Europe. Although the Company believes that the DVB-CI standard will eventually become the European standard for DVB conditional access applications, there can be no assurance that the standard will be adopted, that the European DVB market will further develop or that even if such standard is adopted and the market further develops, the Company's DVB-CAM products will be widely adopted. Furthermore, the market for DVB products in the United States has only recently begun to develop. While the NRSS Committee has proposed the NRSS-B standard for use in the United States, there can be no assurance that this standard will be adopted as currently proposed or at all. Moreover, even if this or another standard is adopted, there can be no assurance whether, or to what extent, the United States DVB market will grow. In addition, the substantial installed base of analog set-top boxes in the United States may cause the market for DVB products in general, and the Company's SwapAccess products in particular, to grow slower than expected, if at all.

      If the market for the products described above or any of the Company's other products fails to develop or develops more slowly than expected or if any of the standards supported by the Company do not achieve or sustain market acceptance, the Company's business and operating results would be materially and adversely affected.

                           DEPENDENCE ON SALES TO OEMs

      A substantial majority of the Company's products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1996, almost all of the Company's sales were to OEMs and the Company expects this dependence on OEM sales to continue. In 1996, sales to IBM accounted for 12% of total net sales, sales to BetaDigital (a division of the Kirch Group) accounted for 11% of total net sales and sales to the Company's top 10 customers (all of which are OEMs) accounted for 55% of total net sales. In the first nine months of 1997, sales to BetaDigital accounted for 37% of total net sales, sales to Telenor Conax A.S. accounted for 12% of total net sales, and sales to the Company's top 10 customers (eight of which are OEMs) accounted for 76% of total net sales. In order for an OEM to incorporate the Company's products into its systems, the Company must demonstrate that its products provide significant commercial advantages to OEMs over competing products. There can be no assurance that the Company can successfully demonstrate such advantages or that the Company's products will continue to provide any advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs will elect to incorporate the Company's products into their current or future systems. Further, the business strategies and manufacturing practices of the Company's OEM customers are subject to change and any such change may result in decisions by the customers to decrease their purchases of the Company's products, seek other sources for products currently manufactured by the Company or manufacture these products internally. The Company's OEM customers may also seek price concessions from the Company. Failure of OEMs to incorporate the Company's products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in the Company's sales to OEMs would have a material adverse effect on the Company's business and operating results.

                  DEPENDENCE ON SALES TO GOVERNMENT CONTRACTORS

      Approximately 51%, 39% and 31% of the Company's net sales during 1995, 1996 and the first nine months of 1997, respectively, were derived from sales of the Company's SwapBox product for use by the U.S. government, all of which were made under contracts between the Company and major OEMs that sell PCs to the United States Department of Defense (the "DoD"). The Company believes that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DoD has been reducing total expenditures over the past few years in a number of areas and there can be no assurance that such funding will not be reduced in the future. In addition, there is no assurance that the Company will be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on the Company's business and operating results.

               DEPENDENCE ON DEVELOPMENT OF INDUSTRY RELATIONSHIPS

      The Company is party to collaborative arrangements with a number of corporations and is a member of key industry consortia. The Company has formed strategic relationships, including technology sharing agreements, with a number of key industry players such as Intel, France Telecom and Telenor. In addition, Intel and Telenor made equity investments in the Company of $2.0 million and $5.5 million, respectively, in early 1997. The Company evaluates, on an ongoing basis, potential strategic alliances and intends to continue to pursue such relationships. The Company's future success will depend significantly on the success of its current arrangements and its ability to establish additional arrangements. There can be no assurance that these arrangements will result in commercially successful products.

                                   COMPETITION

      The market for digital data security and access control products is intensely competitive and characterized by rapidly changing technology. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including: (i) ActionTec, Carry Computer Engineering, Greystone and Litronics in PC Card adapters; (ii) Gemplus, Hitachi and Toshiba in smart card readers and universal smart card reader interfaces; and (iii) Gemplus in DVB-CAM modules. The Company also experiences indirect competition from certain of its customers which currently offer alternative products or are expected to introduce competitive products in the future. The Company may in the future face competition from these and other parties including new entrants, such as Motorola, that develop digital information security products based upon approaches similar to or different from those employed by the Company. In addition, there can be no assurance that the market for digital data security and access control products will not ultimately be dominated by approaches other than the approach marketed by the Company.

      Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business and operating results.

      The Company believes that the principal competitive factors affecting the market for digital data security products include: the extent to which products support industry standards and provide interoperability; technical features; ease of use; quality/reliability; level of security; strength of distribution channels; and price. There can be no assurance that the Company will be able to compete as to these or other factors or that competitive pressures faced by the Company will not materially and adversely affect its business and operating results.

                              MANAGEMENT OF GROWTH

      The Company's business has grown substantially in recent periods, with net sales increasing from $6.4 million in 1994 to $21.5 million in 1996, and to $17.9 million in the first nine months of 1997. The growth of the Company's business has placed a significant strain on the Company's management and operations. In addition, a number of key members of the Company's management, including its President and Chief Executive Officer, Chief Financial Officer, Vice President-Operations, and Vice President-Marketing have joined the Company within the past 16 months. Furthermore, in 1993 the Company commenced operations in North America which included the establishment of a U.S. management team. As a result, the Company has a limited operating history under its current U.S. management. In addition, the number of employees has grown from 50 at December 31, 1995 to 75 as of September 30, 1997. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to do so could have a material adverse effect on the Company's business and operating results.

                         INTEGRATION OF GLOBAL LOCATIONS

      The Company's U.S. headquarters are located in Los Gatos, California, its European headquarters are located in Pfaffenhofen, Germany, and its research and development facilities are located in Erfurt, Germany and La Ciotat, France. In addition, a significant portion of the Company's contract manufacturing occurs in Singapore. Operating in diverse geographic locations imposes a number of risks and burdens on the Company, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although the Company seeks to mitigate the difficulties associated with operating in diverse geographic locations through the extensive use of electronic mail and teleconferencing, there can be no assurance that it will not encounter unforeseen difficulties or logistical barriers in operating in diverse locations. Furthermore, operations in widespread geographic locations require the Company to implement and operate complex information systems that are capable of providing timely information which can readily be consolidated. Although the Company believes that its information systems are adequate, the Company may in the future have to implement new information systems. Implementation of such new information systems may be costly and may require training of personnel. Any failure or delay in implementing these systems, procedures and controls on a timely basis, if necessary, or in expanding these areas in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and operating results.

                PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

      The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. The Company's SwapBox trademark is registered in the United States, and the SwapSmart trademark is the subject of an allowed, pending application. The Company will continue to evaluate the registration of additional trademarks as appropriate. The Company currently has one U.S. patent issued, six U.S., one French and one Japanese patent applications pending, and exclusive licenses under four other U.S. patents associated with its products. Furthermore, the Company intends to obtain an exclusive license from one of its employees to five other patents relating to its products. There can be no assurance that any new patents will be issued, that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's business.

      There has also been substantial litigation in the technology industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has from time to time received claims that it is infringing upon third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, patents, trademarks or other proprietary rights. In April 1997, Gemplus served the Company with a complaint alleging that the Company's SwapSmart product infringes certain claims of a French patent held by Gemplus. Although such dispute was settled on terms acceptable to the Company, there can be no assurance that future disputes with third parties will not arise nor that any such disputes can be resolved on terms acceptable to the Company. The Company expects that companies in the computer and digital information security market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business and operating results. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information and software that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary and intellectual property rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

      DEPENDENCE ON CONTRACT AND OFFSHORE MANUFACTURING; LIMITED NUMBER OF
                          SUPPLIERS OF KEY COMPONENTS

      The Company has implemented a global sourcing strategy that it believes will enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products. The Company currently sources its products through three contract manufacturers in Europe and Asia. In the event any of the Company's contract manufacturers are unable or unwilling to continue to manufacture the Company's products, the Company may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. In this regard, one of the Company's contract manufacturers has recently been involved in bankruptcy proceedings and may be unable to continue manufacturing the Company's products. In the event that such manufacturer (or any other key supplier) were unable to meet the Company's requirements, there can be no assurance that the Company would be able to identify or qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources would materially and adversely affect the Company's business and operating results.

      In an effort to reduce manufacturing costs, the Company has shifted volume production of many components of its products to Singapore. The Company is currently considering shifting the production of other components of its products to other suppliers in Europe or Asia. Difficulties encountered in transferring production may have a disruptive effect on the Company's manufacturing process and increase overall production costs. Due to the substantial concentration of the Company's manufacturing operations in Singapore, a disruption of operations at its contractor's facilities there could have a material adverse effect on the Company's business and operating results. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability.

      The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. For example, the Company purchases many of the components for use in its SwapSmart and SwapBox products from Intellicard Systems, a Singapore-based supplier, and mechanical components for use in its smart card reader product exclusively from Stocko, a German-based supplier. The Company's reliance on sole source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. Although to date the Company has been able to purchase its requirements of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business and operating results. Such delays could also damage relationships with current and prospective customers.

             DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

      The markets for the Company's products are characterized by rapid technological change, changing customer needs, frequent new product introduction and evolving industry standards and short product lifecycles. The introduction by the Company or its competitors of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. Therefore, the Company's future success will depend upon its ability to successfully develop and to introduce on a timely and continuous basis new and enhanced products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The timing and success of product development is unpredictable due to the inherent uncertainty in anticipating technological developments, the need for coordinated efforts of numerous technical personnel and the difficulties in identifying and eliminating design flaws prior to product release. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of a product and other related products and could impede continued sales of predecessor products, any of which could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to introduce new products on a timely basis, that new products introduced by the Company will achieve any significant degree of market acceptance or that any such acceptance will be sustained for any significant period. Failure of new products to achieve or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

               RISKS OF INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

      The Company was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 83%, 49%, 53% and 66% of the Company's revenues in 1994, 1995, 1996 and the nine months ended September 30, 1997, respectively, were derived from customers located outside the United States. Because a significant number of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including tariffs and other trade barriers, difficulties in staffing and managing disparate branch operations, currency exchange risks and exchange controls and potential adverse tax consequences. These factors may have a material adverse effect on the Company's business and operating results.

      As a result of the Company's multinational operations and sales, the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the German mark, in relation to the U.S. dollar. The Company does not currently engage in hedging activities with respect to its foreign currency exposure. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and operating results. In the future, the Company could be required to denominate its product sales in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.

                             PRODUCT LIABILITY RISKS

      Customers rely on the Company's token-based security products to prevent unauthorized access to their digital content. A malfunction of or design defect in the Company's products could result in tort or warranty claims. Although the Company attempts to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business and operating results. In addition, a well-publicized actual or perceived security breach involving token-based security systems could adversely affect the market's perception of token-based security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which would have a material adverse effect on the Company's business and operating results.

            DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL

      The Company's future performance depends in significant part upon the continued service of Robert Schneider, the Company's Chairman of the Board, Steven Humphreys, the Company's President and Chief Executive Officer, and Bernd Meier, the Company's Chief Operating Officer, as well as its other key technical and senior management personnel. The Company provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, the Company's German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with six months notice, and provides that the officer is bound by a non-compete provision during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce and therefore these provisions may not provide significant protection to the Company. The Company also has an employment agreement with Jean-Yves Le Roux, its Vice President, Engineering, that is terminable by either party at will. The Company does not have employment agreements with any of its other key employees and does not maintain key man life insurance on any of its employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business and operating results. The Company believes that its future success will depend in large part on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

                       POTENTIAL VOLATILITY OF STOCK PRICE

      The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, comments by security analysts, the Company's ability to increase its manufacturing capability as required by customer demand, any loss of key management, announcements of technological innovations or new products by the Company or its competition, patents or other proprietary rights or product or patent litigation, may have a significant effect on the market price of the Company's Common Stock.

                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            10.1 Revolving Credit Loan and Security Agreement between Comerica Bank and SCM Microsystems, Inc.

            11.1  Statement of computation of net income (loss) per share

            27    Financial Data Schedule


      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCM MICROSYSTEMS, INC.

Date:   November 12, 1997

                                   /s/ John G. Niedermaier    .
                                   --------------------------------------------
                                   John G. Niedermaier
                                   Vice President- Finance, Chief Financial
                                   Officer (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

10.1 Revolving Credit Loan and Security Agreement between Comerica Bank and SCM Microsystems, Inc.

11.1      Statement of computation of net income (loss) per share

27        Financial Data Schedule