Form 10-K405
period 1997-12-31
SCM MICROSYSTEMS INC
filed 1998-03-10
CIK 1036044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 0-22689
                            ------------------------

                             SCM MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0444317
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION                        IDENTIFICATION NUMBER)

    131 ALBRIGHT WAY, LOS GATOS, CALIFORNIA                           95030
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 370-4888

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998 was approximately $596,815,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 5, 1998 registrant had outstanding 10,714,978 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     SCM Microsystems designs, develops and sells standards-compliant hardware, firmware and software products and technologies used in smart card and other token-based network security and conditional access systems. The Company's objective is to leverage its expertise in smart card technologies, digital platforms, and its extensible, upgradeable smart card interface architecture to meet the growing demand for secure access to digital information and networks. The Company sells security and access products which include SwapBox PC Card adapters, SwapSmart smart card readers, SwapAccess DVB-CAM modules, its SmartOS universal smart card interface architecture and its CIMax DVB-CI interface chip. The Company sells security and access products to OEMs such as computer, telecommunication and DVB component and system manufacturers. The Company markets, sells and licenses its products through a direct sales and marketing organization primarily to OEMs and also through distributors, VARs, system integrators and resellers worldwide. OEM customers include Dell, Hughes, Kirch Group (BetaDigital), Micron, Packard Bell, Siemens/Nixdorf, Sysorex and Telenor.

INDUSTRY BACKGROUND

     Individuals and corporations increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems to access information, entertainment and data in a digital form from their homes and workplaces. This increasing proliferation and reliance upon digital data has caused data security to become a paramount concern of businesses, government, educational institutions and consumers. Regardless of whether the issue is controlling access to proprietary or confidential information such as business data or health records, or whether it is attempting to limit access to digital video broadcasts to paying subscribers, content providers, network and data managers and users of digital data are concerned with controlling access to data and maintaining data security. The enterprise data security market, including electronic commerce applications, and the market for DVB conditional access require a range of products to address their needs.

  ENTERPRISE DATA SECURITY AND ELECTRONIC COMMERCE

     Enterprise Data Security

     Enterprise computing has evolved from highly centralized mainframe computers to widely distributed client/server network-based solutions. Modern enterprises frequently employ one or more local area networks to connect computer users located in a single facility, wide area networks and intranets to connect users in disparate facilities, and the Internet or direct electronic links to provide internal users access to third party information and to provide customers, vendors and other interested third parties with access to an enterprise's computing resources or information. Internet usage is expected to increase from approximately 35 million Web users worldwide in 1996 to approximately 160 million users worldwide by 2000 according to International Data Corporation ("IDC"). This shift towards distributed computing is being fueled in part by the growing number of mobile computer users and telecommuters that perform some or all of their work from home or other remote locations.

     Data has become increasingly vulnerable to unauthorized access as enterprises move toward distributed computing and make data more accessible to internal and external users. According to the Computer Security Institute ("CSI"), 42% of respondents to its 1996 CSI/FBI Computer Crime and Security Survey acknowledged that they had experienced unauthorized use of their computer systems within the last 12 months. Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing unauthorized portions, to hackers who have no legitimate access breaking into a network and stealing or corrupting data. The consequences of unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. Approximately 78% of respondents to the Fourth Annual Information Week/Ernst & Young Information Security Survey reported that their company suffered a loss related to information security and disaster recovery in the past two years. Some companies reported losses of up to $1 million due to security breaches. As a result of the consequences of unauthorized access, many enterprises have been reluctant to make their computing resources as open as may be otherwise desirable, and those that allow access are adopting various security measures to guard against unauthorized access. The Company believes that enterprises seek solutions which will allow them to expand access to data while maintaining adequate security.

     Electronic Commerce

     The proliferation of PCs in both the home and office combined with widespread access to the Internet have created significant opportunities for online shopping and other electronic commerce. IDC estimates that the total value of goods and services purchased over the Web will grow from $3 billion in 1996 to $100 billion in 2000. The Company believes that a key factor constraining the growth in online purchasing has been the lack of adequate data security. As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the confidentiality of information such as credit card numbers is maintained. Accordingly, the Company believes that successful expansion of electronic commerce will require the implementation of improved security measures which accurately identify and authenticate users and reliably encrypt data transmissions over the Internet.

     Common Solutions to Secure Enterprise Data and Electronic Commerce

     Data security and secure electronic commerce generally involve implementing a patchwork of hardware and software solutions operating at a variety of points in a data environment, including router, gateway and server-based hardware solutions, and operating system and applications-level software solutions.

     Currently, the most common security solution is the installation of one or more firewalls that control the flow of data between segments of an internal network or between an internal network and the Internet or other remote access paths. A firewall essentially acts as a funnel, analyzing whether a particular communication passing through the funnel is authorized. With the increasing volumes of network traffic, firewalls may no longer be capable of providing adequate levels of protection without impairing the speed of communications. Moreover, Internet technologies such as Sun Microsystems' Java and Microsoft's ActiveX, which involve the transfer of active programs (applets), and broadcast applications such as PointCast and Marimba, present security risks that are not readily addressed by firewalls.

     The key to any security system is the ability to reliably identify users in order to prevent unauthorized access to information and resources. Authentication of a user's identification is generally accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens are small devices ranging from simple credit card-like devices to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number ("PIN") to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

     Early implementation of tokens include magnetic strip cards, which are plastic cards with data encoded on a magnetic strip on the card. These cards are typically used in automated teller machine ("ATM") and credit card transactions. ATM cards are an example of a two-factor authentication system. ATM cards require the user to possess the ATM card and to know the PIN associated with the card before engaging in any transaction. While suitable for certain applications, the magnetic strip card is subject to counterfeiting, tampering and inadvertent data deletion, and can hold only a very limited amount of information.

     PC Cards represent a more advanced form of token, although their use in security applications has been limited to date. PC Cards are computer peripherals similar in width and length to, but substantially thicker than, a credit card. The standards for PC Cards and the corresponding slots were developed by the PCMCIA. With an installed base of approximately 10 million PCMCIA slots in 1995 according to IDC, PC Card products have been developed for a variety of functions including modems and memory devices. While virtually all portable PCs being sold today contain at least one, and in many cases two, PCMCIA slots as a standard feature, the PCMCIA standard has generally not been widely adopted for desktop computers. The use of PC Cards as security tokens has been endorsed by the DoD as part of its Defense Messaging System ("DMS"). The DMS uses a PC Card known as "Fortezza" as its standard security token. In connection with the DMS, the DoD has mandated that desktop computers supplied to the DoD and its affiliated agencies must incorporate PCMCIA slots in order to accept the Fortezza PC Card identification/authentication token.

     A further advancement in token implementation is the smart card. Smart cards are credit card-sized plastic cards that contain an embedded microprocessor, memory and a secure operating system. Smart cards have significant advantages over PC Cards, including lower cost, portability and greater durability. Smart cards have been used in applications such as stored value cards, either for making general purchases or for specific applications such as prepaid telephone calling cards, and as health care cards, which are used to store patient and provider information and records. Smart cards are useful as health care cards because they identify the holder for insurance or government payment purposes and store health records that can be accessed and updated by health care providers.

     Smart card use for these applications has become widespread in Europe, where the existence of multiple languages and currencies has created a demand for common solutions that enable businesses and consumers to conduct their affairs effectively and efficiently while moving from country to country. According to Dataquest, the European market for smart cards has far outpaced that of the United States. Dataquest estimates that in 1995 the U.S. accounted for approximately 10 million units (2%) of the 544 million unit worldwide microprocessor-based smart card market, and projects that the worldwide market will grow to 3.4 billion units by 2001. By the year 2001, Dataquest estimates that Europe, Asia/Pacific and the Americas will account for 40%, 25% and 20%, respectively, of this market.

     In addition to providing a common record-keeping and stored value solution across multiple languages and currencies, the Company believes that smart cards are ideally suited to serve as tokens for network and electronic commerce security. Microsoft and Netscape have both endorsed smart cards as key components of their respective data security architectures, have released application program interfaces ("APIs") for smart cards and have incorporated smart card access or smart card security features into Microsoft Windows NT 5.0 and Netscape Communicator 5.0, respectively. Sun Microsystems has released a Java API for smart cards and has integrated the Company's SmartOS smart card interface architecture and Smart Transporter chip into the next generation of its Java Station, which is expected to begin shipping in the summer of 1998. The Company believes that these companies, together with other enterprises with a financial stake in securing access to digital data and enabling secure electronic commerce such as VeriSign, Security Dynamics and Intel will drive the adoption of smart card technology for security applications in the United States. The Company also believes that as smart card-based security systems become accepted in the United States, users outside the United States will adopt similar systems.

     There are several reasons for these endorsements of smart card-based data security solutions. Key end-user benefits include ease-of-use, low cost, convenience and durability. Even more compelling is the architectural simplicity of these systems. E-mail messages, purchase orders, credit card numbers, video clips, data inquiries and other confidential transmissions are secured as they are sent. Therefore, these secure transmissions can be opened only by the intended recipient, thus eliminating many of the security weakpoints of the communications infrastructure between the parties. Other solutions such as firewalls, secure modems and SSL software may continue to be used or added without interfering with the smart-card based security. The Company believes that smart cards provide the easiest, most flexible, most cost-effective way to achieve the key benefits of a secure, authenticated transaction between two or more parties regardless of the specific infrastructure between them. The smartcard initiatives launched by the companies discussed in the preceding paragraph indicate that this view is shared by some other significant companies in the PC, LAN, WAN, Internet and digital content industries.

     To date, a number of factors have limited broad adoption of smart cards as security tokens. These factors include the requirement for special purpose readers which have been expensive and therefore not widely deployed and the lack of standards governing the operating systems, communication protocols, APIs and similar features of the tokens. These factors have resulted in the deployment of proprietary, closed, smart card reader systems that are not compatible with other systems. In addition, smart cards are relatively low speed serial interface devices which, although capable of providing encryption of passwords or other limited data, are not capable of providing the real-time bulk encryption/decryption required for many secured access applications.

  DIGITAL VIDEO BROADCASTING

     DVB involves the transmission of video signals in a digital format. In contrast to the traditional analog approach, digital signals allow content providers ranging from broadcast television stations and cable carriers to specialty programming producers to deliver very high resolution, high quality video images. DVB may take the form of currently available direct satellite broadcast services, or alternative services that are expected to be introduced in the near future such as digital cable services and direct broadcast digital television. DVB makes it possible to provide a broader range of private content and nontraditional services than previously available. Businesses, educational institutions and other enterprises could broadcast private content such as product information updates and training or educational content to users in disparate locations, or could provide various interactive products and services via the DVB medium. The Company believes that a primary challenge for broadcasters will be to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event-by-event pay-per-view privileges.

     The traditional approach to controlling access has been to sell or lease proprietary set-top boxes (and, in the case of satellite direct broadcast, a satellite dish receiver) to subscribers. These set-top boxes descramble digital signals and then convert them into analog signals in order to be compatible with the viewer's analog television. While this approach provides the controlled access desired by broadcasters, it limits the range of content available to the consumer. Consumers wishing to obtain content or services from more than one provider would be required to purchase multiple proprietary set-top boxes. Similarly, the use of proprietary set-top boxes may limit broadcasters' ability to upgrade systems that have already been installed in their customers' homes without a costly replacement process.

     To address the limitations of the closed-system set-top box in Europe, the DVB Project, an international consortium of over 170 enterprises involved in varying aspects of DVB including France Telecom, Deutsche Telekom, Nokia, Sony and Philips, has developed the DVB-CI standard. This standard makes it possible to deliver a universal set-top box capable of receiving content from a variety of providers. The universal set-top box requires use of a smart card token that "unlocks" the specific services to which a consumer has subscribed. With this approach, multiple service providers can deliver digital content to the same "open" set-top box and consumers, using the appropriate conditional access module, can access the content to which they have subscribed. When consumers subscribe to different or additional content services or parents seek to limit the viewing privileges of their children, the service providers need only provide the appropriate smart card to allow access to the new or additional services. The DVB-CI standard addresses the limitations of the closed-system set-top box by making it possible: (i) for broadcasters to upgrade systems installed in their customers' homes by downloading new operating system software onto the universal set-top box; (ii) for customers to use one universal set-top box to access digital content from various service providers by inserting the appropriate conditional access module for each particular service provider; and
(iii) for service providers to secure access to new or additional services by issuing new tokens coded for access to such services.

     The Company believes that the members of the DVB Project and other interested enterprises will continue to drive the adoption of DVB-CI as the European standard for conditional access to digital content. Moreover, legislation has been enacted in Spain (and may be enacted elsewhere in the future) mandating that set-top boxes comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the BDB Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the NRSS Committee has proposed the NRSS-B standard for a conditional access system which is substantially similar to the DVB-CI standard. In February 1998, CableLabs, a research and development consortium of cable television system operators including most of the largest multi-system operators ("MSOs") in the United States, adopted a standard for a point of development module as part of the OpenCable specification. The point of development module is a PCMCIA Type II extended device which incorporates a smart card reader and conditional access software to provide flexible security for digital set-top boxes. This OpenCable standard is an extension of the NRSS-B standard. The Company believes that similar standards may be adopted in certain Asian countries in the future.

     The Company believes that successful implementation of the DVB-CI, OpenCable and similar standards will require the development of hardware that is capable of real time, high bandwidth decryption of the video signal and is remotely updatable to permit providers to offer new content and services without the need to replace equipment. While the current implementations of these standards use set-top boxes, the Company believes that as the standards evolve and as flexible hardware solutions become available, the DVB-CI and OpenCable capability will be built directly into televisions, PCs and network computers. These devices would then contain the appropriate DVB token slot and reader capabilities, thereby eliminating the need for the separate set-top box while providing the same smart card-based conditional access of current systems.

THE SCM MICROSYSTEMS SOLUTION

     SCM Microsystems provides OEMs with key standards-compliant enabling hardware, firmware and software products and technologies used in smart card and other token-based network security systems and conditional access to DVB content and services. Through the use of its extensible core technologies, the Company is able to offer products that address the specific needs of diverse market applications such as enterprise data security, electronic commerce and DVB conditional access.

     Enterprise Data Security and Electronic Commerce. The Company's products address the needs of the enterprise data security and electronic commerce markets as described below.

          PCMCIA BRIDGES FOR SMART CARDS. The Company offers a range of products which enable smart cards to be read and written through standard PCMCIA ports. This eliminates the requirement for special purpose smart card readers and provides interoperability between smart cards and PCs, network computers and other devices equipped with standard PCMCIA ports.

          STANDARDS-BASED, INTEROPERABLE PRODUCTS. The Company's products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments. The Company's products are remotely upgradeable so that compatibility can be maintained as the security infrastructure evolves.

          SPEED AND PERFORMANCE. Certain of the Company's smart card reader products transparently extend the speed and performance capabilities of smart cards used as security tokens by including encryption/decryption capabilities. By this approach, smart cards are used as keys to activate the encryption/decryption capabilities of the reader thus eliminating the speed and performance limitations inherent in smart cards.

     Digital Video Broadcasting. The Company's products address the needs of the DVB market as described below.

          INEXPENSIVE, EASY TO DELIVER CONDITIONAL ACCESS MODULES. The Company provides smart card-based conditional access readers and modules that adhere to the DVB-CI and OpenCable standards. These products enable digital content and service providers to control and meter access to content and services through the use of inexpensive smart cards.

          REAL TIME, HIGH-BANDWIDTH DESCRAMBLING CAPABILITIES. The Company's products are structured to use smart cards as keys to activate the high-bandwidth capabilities of PC Cards. By this approach, smart card-based tokens, which by themselves are not capable of descrambling digital video data at the rate required for digital video broadcast, can still be used to control and meter access to DVB content and services.

          REMOTE UPGRADE CAPABILITIES. The Company's DVB products incorporate read/write capabilities that permit content and service providers to perform a virtually no-cost upgrade of users' access rights as new products and services are developed and introduced and as users' subscriptions change.

STRATEGY

     The Company's objective is to utilize its expertise in smart card technologies, digital platforms, and its extensible, updatable smart card interface architecture to meet the growing demand for secure access to digital information and networks. The Company believes it is well positioned to capitalize on the significant growth projected for smart card-based security and controlled access systems. Key elements of the Company's strategy include the following:

     Leverage Technology Base; Support Open Systems and Interoperability. The Company has developed extensive expertise and intellectual property in both PCMCIA and smart card technologies. The Company intends to continue to leverage this technology base to provide smart card products that can operate across a variety of hardware platforms and software environments. This technology incorporates upgradeable, firmware-based features which enable smart card readers to be upgraded as new smart card operating systems and communication protocols are adopted. In addition to enabling the Company to respond quickly to industry developments with properly tailored products, this upgradeable architecture protects the investments in smart card hardware.

     Expand Range of Product Applications. Most of the Company's current products are designed to provide flexible interoperability between smart cards and PCs or set-top boxes. The Company intends to expand the range of its product offerings to address specialized applications such as health care records and identification, televisions and television set-top boxes, customer loyalty programs, personal identification and Internet and intranet access. In addition, the Company has developed chip-level versions of certain of its products in order to reduce their cost and facilitate their easy integration into future generations of televisions, PCs, NCs and other digital platforms. These include the Company's SmartTransporter chip for smart card readers and CIMax DVB-CI chip for the DVB-CAM market. The Company intends to continue to develop silicon-level versions of, and to pursue silicon-level integration of, its products in an effort to increase the effectiveness of its products and reduce their cost.

     Increase Penetration of Major OEM Customers; Expand Customer Base. The Company currently sells its products to a number of OEM customers including Dell, Hughes, Kirch Group (BetaDigital), Micron, Packard Bell, Siemens/Nixdorf, Sysorex and Telenor. The Company intends to pursue additional opportunities with its existing customers by leveraging its relationships to increase sales. For example, the Company's relationships with its existing customers provide the Company with insight into the current and future needs of these customers, enabling the Company to design specific products to meet the additional product needs of each customer. In addition, the Company attempts to locate its technical, sales and marketing resources close to its OEM customers in order to provide the highest level of service to its customers. Moreover, the Company believes that as the needs for data security increase and smart cards gain wider market acceptance, a significant number of additional participants will enter the market. The Company intends to expand its customer base by pursuing opportunities with these new market entrants.

     Expand Strategic Industry Relationships. The Company has formed strategic relationships with a number of key industry players such as Gemplus, Intel and Telenor. These relationships provide the Company with access to leading edge technology, marketing and sales leverage and access to key customers and accounts. The Company intends to continue to leverage these relationships and to identify additional key industry players with which to form strategic relationships. See "-- Collaborative Industry Relationships."

     Support Standards Setting Organizations. The Company intends to continue to participate in the standards setting activities for the industries it serves. The Company is a founding member of the PCMCIA and the DVB Project and supports the Common Data Security Access standard developed by Intel and adopted by Netscape. The Company's products are compliant with the RSA public key cryptographic system number 11 ("PKCS #11") standard. Through its participation in standards setting organizations, the Company contributed to the adoption of the DVB-CI specification as the standard by the PCMCIA. In addition, the Company was instrumental in proposing and developing the conditional access module adopted as part of the OpenCable specification for the U.S. cable television market. The Company intends to maintain an active role in these and other standards setting groups in order to continue to have its technologies adopted as standards where appropriate and to keep apprised of technological advancements as they are developed.

     Acquire Complementary Technologies, Products and Companies. The Company believes that opportunities exist to expand the range of conditional access and data security products, and to expand its sales and marketing operations in key markets by acquiring or licensing complementary technologies and products and by acquiring companies engaged in complementary businesses. The Company has entered into non-binding letters of intent with two companies regarding the acquisition of such companies by the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"), and intends to pursue additional acquisitions and similar opportunities in the future.

TECHNOLOGY

     The Company believes that smart cards are ideally suited to serve as tokens for digital information security. A smart card is a credit card-sized plastic card which contains a microprocessor, memory and a secure operating system. The card is inserted into a device that reads the information contained on the card and performs an appropriate function. The Company has used its extensible smart card interface architecture to develop open and standard products that support many different smart cards regardless of the manufacturer, are accessible through a variety of operating systems and platforms and enable a wide range of secure applications. The Company's extensible smart card interface architecture consists of certain core technologies which provide this interoperability as described below.

     Chip-Level Integration. The Company has implemented a number of its core products and technologies into custom silicon devices. These include the SmartTransporter chip, the CIMax DVB-CI chip and a custom PCMCIA controller based on technology licensed from Intel and optimized by the Company.

     Silicon and Firmware for Smart Card Readers. SCM Microsystems has developed physical interface technology which provides interoperability between PCs and smart cards from many different smart card manufacturers. The Company's interoperable architecture includes an ISO compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through its proprietary integrated circuits and firmware, the Company's smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader's hardware. Intel Corporation has become the first company to license the Company's smart card interface.

\Proprietary PC Card Cases. Each of the Company's proprietary PC Card cases ensures that the smart card is positioned correctly into the PC Card reader. This hardware technology solves the problem presented by the fact that smart cards and PC Cards have the same width and length. In addition, the Company has entered into technology licensing agreements with Gemplus and, more recently, Schlumberger, two of the largest smart card manufacturers in the world, in order to provide the Company with broader intellectual property rights in this area.

     Proprietary Software. The Company has developed a flexible proprietary software architecture for real-time downloading of firmware for new smart card protocol handling requirements into a flash memory chip which resides on the smart card reader. This software, combined with the Company's proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader's hardware. Additionally, the Company has developed "flash filing" software, which enables PCMCIA flash memory to function as a flash disk. The Company has filed patent applications with respect to both software applications.

     Hardware for PC Card Adapters. The Company has developed the interface technology to accommodate multiple PCMCIA slots for ISA, SBus (Sun Microsystems) and PCI bus structures, thus enabling desktop PCs and workstations to be equipped with PCMCIA slots. In particular, the Company has developed a patented dual cable solution with special grounding and termination methods which prevents signal interference between the PCI/ISA bus slots and a large variety of PC Cards.

PRODUCTS

     By bridging smart cards and other secure devices with PCs, workstations and set-top boxes, the Company's products provide cost-effective solutions for conditional access to mobile and desktop computers, workstations, DVB, virtual private networks, electronic files, e-mail, the Internet and secure electronic commerce. The Company's products have been developed utilizing the Company's core competencies in smart card and PC interoperability, PC Card expertise and flash memory chip experience, and all are compliant with the PKCS #11 standard. SCM Microsystems provides high quality, easy-to-use solutions in the following product categories:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       PRODUCT CATEGORY                                      FEATURES
--------------------------------------------------------------------------------

 SWAPBOX PC CARD ADAPTERS             - A peripheral with a PC Card slot that enables desktop PCs
 (introduced in 1993)                 and workstations to accept all sizes of PC Cards (Types I,
                                        II and III)
                                      - Supports a wide variety of PC Card peripherals, including
                                      Ethernet, fax/data modems, SCSI, ATA hard drives, flash
                                        memory, GPS and Fortezza cards
                                      - Available in wide variety of configurations (single and
                                      dual slots, front and rear access, floppy/PC combination)
                                      - Supports a wide variety of platforms (Win 3.X, 95, NT,
                                      OS/2, DOS, Solaris, Unix) and architectures (ISA, PCI, SBus,
                                        USB, EPP, SCSI)
                                      - Compliant with the PCMCIA standard
--------------------------------------------------------------------------------------------------
 SWAPSMART SMART                      - A smart card reader that fits in a PC Card slot
 CARD READERS                         - Supports all ISO 7816 smart card protocols as well as
 (introduced in 1995)                 asynchronous and synchronous smart cards, and supports dual or single card applications
                                      - Incorporates an upgradeable firmware-based chip set so
                                      that the reader can be automatically updated with additional smart card operating systems, protocols and emerging
                                        industry standards
                                      - Supports a wide variety of platforms (Win 3.X, 95, NT,
                                      OS/2, DOS, Solaris, Unix) and architectures (ISA, PCI)
                                      - Compliant with the PCMCIA standard
--------------------------------------------------------------------------------------------------
 SWAPACCESS DVB-CAM                   - A multi-function PC Card that can include smart card
 MODULES                                read/write capabilities, MPEG2 descrambling, DVB
 (introduced in 1996)                   descrambling and pay- per-view functions
                                      - Utilizes a smart card to control access to digital content
                                      - Enables "open" set-top boxes
                                      - Compliant with the DVB-CI and OpenCable standards
--------------------------------------------------------------------------------------------------
 SMARTOS UNIVERSAL SMART CARD         - A chip and accompanying software which provides a
 INTERFACE ARCHITECTURE WITH          cost-effective universal smart card reader interface easily
 SMARTTRANSPORTER CHIP (introduced      integrated into a wide range of devices
 in 1997)                             - Supports all ISO 7816 smart card protocols, as well as
                                      synchronous and asynchronous smart cards
                                      - Software upgradeable to support new smart card protocols, functions and industry standards
                                      - Includes dual smart card support, serial and parallel
                                        interfaces, LCD and keypad controls
--------------------------------------------------------------------------------------------------
 CIMAX DVB-CI COMMON INTERFACE        - The hardware extension of the Company's second generation
 CHIP HARDWARE CONTROLLER               common interface integration package (CI Pack+) that
 (introduced in 1998)                   enables common interface driver software to directly
                                        address two complete independent common interface modules
                                      - Includes the necessary I/Os to interface the MPEG
                                        Transport stream generated by the receiver demodulator and to daisy chain it through two modules and back to the
                                        demultiplexer
                                      - Interfaces with major digital television microprocessors
                                      - Includes a memory mode that allows the use of any of the two common interface slots to read/write an 8-bit PC Card
                                        memory card

-                        --------------------------                            -
--------------------------------------------------------------------------------

     SWAPBOX PC CARD ADAPTERS

     Desktop PCs and workstations, in contrast to laptop and notebook PCs, generally do not come equipped with PC Card slots. The Company's SwapBox products are devices with PC Card slots designed to be installed by OEMs into desktop computers, workstations and servers. Coupled with PC Card security tokens, cards or smart card readers such as SCM Microsystems' SwapSmart reader, SwapBoxes allow enterprises to effectively provide authentication, integrity and confidentiality services. Flash memory cards are widely used with SwapBoxes and SCM Microsystems' proprietary SwapFTL software for data collection applications. SwapBoxes accept any PC Card compliant cards including readers for small form factor memory devices such as Compact Flash, SSFDC, Multimedia and Miniature Cards, allowing flash memory cards to be connected to PCs for quick and easy exchange of electronic images, digital audio recordings and text files.

     SWAPSMART SMART CARD READERS

     The SwapSmart reader is a device in a PC Card form factor that provides a portable, universal, secure and cost effective bridge between smart cards and the mobile PC or other products which have PC Card slots. The SwapSmart reader supports all ISO 7816 smart card protocols as well as asynchronous and synchronous smart cards. Furthermore, because the SwapSmart reader incorporates an upgradeable firmware-based chip set, the functionality of SwapSmart products can be remotely updated as additional smart card operating systems and protocols come into use. In addition to broad smart card support, the SwapSmart reader is easily accessible from a wide variety of operating systems and platforms. The SwapSmart reader enables easy access to the growing number of smart card applications such as network, VPN and firewall security as well as local and remote computer access control. Additionally, the SwapSmart reader makes it possible to use smart cards for user authorization and authentication, for e-mail and for secure transactions required for electronic commerce. Because of its encryption capabilities, the reader is well suited for security applications, particularly mobile computing security.

     Currently, the Company is working with Microsoft's PC/SC Workgroup, Netscape's Security Infrastructure group and Sun Microsystems to ensure that all of the Company's smart card interface products support the new open specifications for integrating smart cards with PCs, NCs and workstations. By supporting a wide range of smart cards and complying with the open standards set by the PC/SC Workgroup, the Company's smart card interface products provide maximum interoperability among smart cards and easy access to smart card applications for mobile or desktop PCs. For example, the SwapSmart reader is compliant with the B1 specification for smart card readers developed by Deutsche Telekom, as well as the Common Data Security Access specification developed by Intel and adopted by Netscape for use in Netscape Communicator.

     SWAPACCESS DVB-CAM MODULES

     By combining SCM Microsystems' smart card interface technology with the proprietary descrambling code of a digital content provider, the Company's SwapAccess DVB-CAM provides a cost-effective means of controlling access to digital broadcasts through the use of a PC Card. SwapAccess is an all-in-one PC Card that utilizes a smart card to determine if a viewer has access to a given content provider's service. If the viewer is authorized, SwapAccess descrambles the signal for viewing.

     SwapAccess is the world's first implementation of the DVB-CI standard. The Company's DVB-CAM technology enables a variety of critical functions including video-on-demand, pay-per-view, interactive video, home shopping, home banking and games. Since SwapAccess can be used in any DVB-CI or NRSS-B compliant "open" set-top box, it allows acceptance of a single solution for different set-top box systems. The Company believes that the use of smart card technology combined with the DVB-CI or NRSS-B standard will eliminate the need for multiple set-top boxes in order for users to access a broad range of desired broadcast data. SwapAccess has already been selected, directly and indirectly, by many companies in Europe, including major content providers such as France Telecom, Telenor (Norway Telecom) and The Kirch Group (BetaDigital); consumer electronics companies such as Nokia, Panasonic, Galaxis, Philips and Toshiba; and broadcasters such as BBC, ITV (UK), Channel 4 (UK), Granada (UK), Carlton (UK), Telefonica (Spain) and SVT (Sweden). In February 1998, CableLabs, a research and development consortium of cable television system operators including most of the largest MSOs in the United States, adopted a standard for a point of deployment module as part of the OpenCable specification. The OpenCable standard is an extension of the NRSS-B standard. SwapAccess is fully compliant with the NRSS-B and OpenCable standards as currently proposed. The Company has been and remains active in the definition and adoption of the NRSS-B and OpenCable standards, and intends to keep SwapAccess compliant with such standards as they evolve. The Company believes that similar standards may be adopted in certain Asian countries in the future.

     SMARTOS SMART CARD INTERFACE ARCHITECTURE; SMARTTRANSPORTER CHIP

     SmartOS utilizes the SmartTransporter chip and a unique firmware technology to make it possible to easily integrate smart cards with a wide variety of PC and stand-alone devices, thus allowing companies to integrate smart card support cost-effectively within desktop, notebook or network computers, USB or serial devices and keyboards as well as point of sale (POS) terminals and vending machines. The SmartOS solution allows integrators to utilize only essential components to control cost and maximize design flexibility. Many hardware designs, such as a keyboard or network computer, may already incorporate a controller chip but lack an interface unit and firmware for the completion of a smart card reader solution. Instead of being forced to purchase all components, the SmartOS solution offers just those components an integrator needs and those tools necessary for the quick implementation of smart card readers at a minimum cost.

     CIMAX

     The CIMax controller is the hardware extension of the Company's second generation common interface integration package (CI Pack+) that enables CI Driver software to directly address two complete independent common interface modules. The Company believes that CIMax offers a solution for digital television manufacturers that want to quickly implement common interface. CIMax includes the necessary I/Os to interface the MPEG Transport stream generated by the receiver demodulator and to daisy chain it through two modules and back to the demultiplexer. CIMax interfaces with major digital television microprocessors and includes a memory mode that allows to use any of the two common interface slots to read/write at 8-bit and PC Card memory card. This features gives the receiver memory extension capability for software upgrades and better performance.

CUSTOMERS AND APPLICATIONS

     The Company's security and access products are targeted at OEM computer, telecommunication and DVB component and system manufacturers. The following list sets forth certain customers that purchased in excess of $300,000 of the Company's security and access products during the year ended December 31, 1997.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                  OEM                                          PRODUCTS
PURCHASED
--------------------------------------------------------------------------------

                 Dell                                     PC Card Adapters
                Hughes                                    PC Card Adapters
       Kirch Group (BetaDigital)                            DVB Modules
                Micron                                    PC Card Adapters
             Packard Bell                                 PC Card Adapters
            Siemens/Nixdorf                     PC Card Adapters; Smart Card Readers
                Sysorex                                   PC Card Adapters
                Telenor                                   DVB-CAM Modules

-                                  ------------------------------------        -
--------------------------------------------------------------------------------

     In addition, the Company has recently entered into a letter of intent with Hitachi to enter into a development, supply and marketing agreement for advanced dual and single slot PCMCIA smart card readers. Sales to a relatively small number of customers historically have accounted for a significant percentage of the Company's total sales. In 1997, sales to BetaDigital, a division of the Kirch Group, accounted for 45% of total net sales and sales to the Company's top 10 customers accounted for 80% of total net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of the Company's total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with the Company's products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could adversely affect the Company's business and operating results. See "Risk Factors -- Dependence on Sales to OEMs."

     Examples of applications of the Company's products include the following:

     The Kirch Group. SCM Microsystems has developed and provides DVB-CI compliant and proprietary DVB-CAM modules under contract to BetaDigital, the technology arm of the Kirch Group. These modules are installed in DVB compliant set-top boxes which Kirch distributes to consumers to allow them to access the Kirch digital entertainment services. These set-top boxes include a smart card, the Company's smart card readers and a generic receiver/tuner unit to provide secure access to its entertainment content and services. Customers can easily add and change the services they receive, and Kirch can easily enable and disable services. Also, individual customers can have different smart cards which permit different services. Although used in the same set-top box, a child's smart card could permit different programming from a parent's smart card. Kirch also can download completely new services to the modules, permitting new capabilities, such as pay-per-view and other electronic transaction-based services, to be added with no additional hardware cost. SwapAccess is the world's first implementation of the DVB-CI standard established by the DVB Project. The principal reason for Kirch's selection of the Company's products was their ability to provide Kirch's customers with an open system that could be upgraded for new functions.

     ADI. ADI is a leading provider of Microsoft PC/SC-compliant security and banking software for the German home banking market. As a result of the Company's ability to support both market specific standards such as the German Home Banking Computer Interface (HBIC) as well as open standards such as PC/SC, the Company has been selected to work with, among others, ADI and Giesecke & Devrient (a major German smart card vendor) to produce a complete, smart card-based security solution for the German home banking market. The combined solution, which the Company believes is the first major PC-based consumer application for smart card readers, will be demonstrated at CeBIT in March 1998 and at a Microsoft-sponsored event in April for the U.S. banking industry. Volume shipments in Germany are anticipated to begin in late spring 1998.

     Philips. The Company has developed a DVB-CI compliant conditional access module (CAM) incorporating Philips' CryptoWorks conditional access system ("CAS"). This enables Philips to provide their own CAS to open markets. As one of the leading consumer electronics companies worldwide, Philips is making available DVC-CI compliant set top boxes and CAMs, both through digital entertainment providers and retailer consumer electronics outlets.

SALES AND MARKETING

     The Company markets, sells and licenses its products primarily to OEMs, and also through distributors, VARs, system integrators and resellers, worldwide through a direct sales and marketing organization. As of December 31, 1997, the Company had 22 full-time employees and consultants engaged in sales and marketing activities. The Company's direct sales staff solicits prospective customers, provides technical advice and support with respect to the Company's products and works closely with customers, distributors and OEMs.

     In connection with the Company's proposed acquisitions of Intermart and ICS, the Company expects to strengthen its sales and marketing presence in Japan and Singapore. Intermart has OEM relationships with Nikon, Fuji Film and other major Japanese companies and has sales, marketing and engineering operations in Japan and the United States. In addition, ICS is the Company's distribution partner in Southeast Asia, and has business relationships and OEM customers throughout the region. Thus, the Company believes that the acquisitions of Intermart and ICS, if completed, would significantly enhance the Company's sales and marketing presence in the Japanese and Southeast Asian markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview."

     In support of its sales efforts, the Company conducts sales training courses, comprehensive targeted marketing programs, including public relations, advertising, seminars, trade shows and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in digital information security through its public relations program, speaking engagements, white papers, technical notes and other publications.

     At December 31, 1997, the Company's backlog was approximately $9.7 million, as compared to approximately $6.1 million at December 31, 1996. The Company's backlog consists of all written purchase orders for products which have a scheduled shipment date within the next six months. Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship products within 30 days after the customer submits a firm purchase order. The Company's contracts with its customers generally do not require fixed long-term purchase commitments. In view of the Company's order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period.

COLLABORATIVE INDUSTRY RELATIONSHIPS

     SCM Microsystems is party to collaborative arrangements with a number of corporations and is a member of key industry consortia. The Company evaluates, on an ongoing basis, potential strategic alliances and intends to continue to pursue such relationships. The Company's future success will depend significantly on the success of its current arrangements and its ability to establish additional arrangements. There can be no assurance that these arrangements will result in commercially successful products.

     Gemplus. In September 1997, the Company and Gemplus, a leading smart card manufacturer, reached an agreement to explore cooperative opportunities in several areas. The agreement includes the development of a single smart card reader chip and software core to form the basis of a family of smart card readers to be sold by both companies as well as the development of next-generation smart card readers. SCM Microsystems and Gemplus have also agreed to examine joint marketing and market development activities and joint manufacturing opportunities. The two companies also believe that standard setting will accelerate market acceptance of both companies' products and so have agreed to explore joint use of a single DVB-CAM based on the DVB-CI standard and joint use of a single PCMCIA smart card reader. The companies are not required, however, to reach a binding cooperative agreement covering any of the foregoing items and there can be no assurance that they will reach such an agreement. Nonetheless, as an initial step in this cooperation, the Company and Gemplus have entered into a cross-license agreement for PCMCIA-based smart card reader technology, DVB-CI technology, and related patents and intellectual property.

     Intel Corporation. In March 1997, the Company and Intel entered into a development and license agreement for cryptographic PC Card-based secure access modules for the PC platform. The Company has granted Intel a non-exclusive license to certain Company designs and other intellectual property. Intel has agreed to support the Company's programs to design a PC Card token. Intel and the Company have agreed to jointly promote various industry standards applicable to security products.

     Telenor. In May 1997, the Company and Telenor entered into a development and supply agreement pursuant to which the Company will design, manufacture, test and supply next generation DVB-CAM modules to Telenor. Pursuant to this agreement, Telenor may pay up to an aggregate of $1.2 million to the Company for development costs as the Company achieves certain development milestones. Once the prototype has been approved by Telenor, the Company will supply these modules pursuant to the terms of the agreement. As part of this arrangement, each party will retain rights to its preexisting intellectual property, and it is expected that any intellectual property that is jointly developed under the agreement will be jointly owned.

     PCMCIA. SCM Microsystems is an executive and founding member of PCMCIA, an international standards body and trade association with over 500 member companies that was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Advanced Micro Devices, Apple Computer, Compaq, IBM, Intel, Motorola, Texas Instruments and U.S. Robotics. Since 1990, the Company has been a member of PCMCIA in Europe and currently holds the European Chair position. In 1996, the Company introduced to PCMCIA the DVB-CI standard which was adopted as an extension to its PC Card standard Release 2.0.

     DVB Project. The Company is a member of the DVB Project, an international standards body with over 200 members that was founded in 1993 to define platforms for the digital television industry. Other key members include France Telecom, Deutsche Telekom, Telenor, Nokia, Sony and Philips. In 1994, the Company was instrumental in the DVB Project's adoption of the PC Card standard as the common interface for digital set-top boxes. As the DVB Project's Compatibility Chair, the Company advances and oversees proposals to provide optimum interoperability between PC Cards and digital set-top boxes.

     Teletrust. The Company is a member of Teletrust, a German organization whose goal is to provide a legally accepted means to adopt digital signatures. Digital signatures are encrypted personal identifiers, typically stored on a secure smart card, which allow for a high level of security through internationally accepted authentication methods. The Company is actively working on the smart card terminal committee which defines the standards for connecting smart cards to computers for applications such as secure electronic commerce over the Internet.

RESEARCH AND DEVELOPMENT

     To date, the Company has made substantial investments in research and development, particularly in the areas of physical, token-based access devices. The Company's engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements. The Company also strives to develop and maintain close relationships with key suppliers of components and technologies in order to enable the Company to quickly introduce new products that incorporate the latest technological advances. The Company's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     The Company's expenses for research and development were approximately $1.4 million, $2.4 million and $2.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. As of December 31, 1997, the Company had 32 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of the Company's research and development activities occur in France and Germany. The Company has in the past funded a portion of its research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. The Company recognized $543,000, $1.6 million and $1.4 million in technology development revenues in 1995, 1996 and 1997, respectively.

MANUFACTURING AND SOURCES OF SUPPLY

     The Company sources its products through three contract manufacturers in Europe and Asia. The Company has implemented a global sourcing strategy that it believes will enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products. In the event any of the Company's contract manufacturers were unable or unwilling to continue to manufacture the Company's products, the Company may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources would materially and adversely affect the Company's business and operating results.

     The Company believes that its success will depend in large part on its ability to provide quality products and services. As of December 31, 1997, the Company had 10 full-time employees engaged in manufacturing activities. The Company has a formal quality control program to satisfy its customers' requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with its standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce its products and the suppliers of such components and negotiating the prices for such components. In addition, the Company works with its suppliers to improve process control and product design. The Company's quality control specialists conduct on-site inspections of its suppliers, and the Company's products are tested by the Company's contract manufacturers prior to shipment.

     In connection with the Company's proposed acquisition of ICS, the Company will acquire all of ICS's manufacturing facilities in Singapore. The Company believes that ICS's engineering resources in Singapore, its familiarity with the Company's product lines and its experience in marketing smart card solutions in Southeast Asia are complementary to the Company's business. The Company also believes that acquiring ICS will lower the cost of the Company's products and hence enhance its competitiveness and improve gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     The Company relies upon a limited number of suppliers of several key components of the Company's products. For example, the Company currently purchases ASICs for its DVB modules exclusively from TEMIC, PCBs for SwapBoxes exclusively from Vertek in Taiwan and Degussa in Singapore, smart card connectors exclusively from ITT Canon, SwapBox boards and completed products exclusively from ICS and SwapSmart mechanical components exclusively from Stocko. The Company's reliance on sole source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. Although to date the Company has been able to purchase its requirements of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business and operating results. Such delays could also damage relationships with current and prospective customers. In the past, due to the Company's quality requirements, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from third-party manufacturers and other suppliers, resulting in delay or loss of product sales. These delays have not had a material adverse effect upon the Company's business and operating results. However, there can be no assurance that in the future any such delays would not have a material adverse effect upon the Company's business and operating results.

COMPETITION

     The market for digital data security and access control products is intensely competitive and characterized by rapidly changing technology. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including: (i) ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters; (ii) Gemplus, SmartDisk Corporation, Philips and Tritheim in smart card readers and universal smart card reader interfaces; and (iii) Gemplus in DVB-CAM modules. The Company also experiences indirect competition from certain of its customers which currently offer alternative products or are expected to introduce competitive products in the future. The Company may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by the Company. In addition, there can be no assurance that the market for digital information security and access control products will not ultimately be dominated by approaches other than the approach marketed by the Company.

     Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business and operating results.

     The Company believes that the principal competitive factors affecting the market for digital data security products include: the extent to which products support industry standards and provide interoperability; technical features; ease of use; quality/reliability; level of security; strength of distribution channels, and price. While the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to successfully compete as to these or other factors or that competitive pressures faced by the Company will not materially and adversely affect its business and operating results.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. The Company's SwapBox and SwapSmart trademarks are registered in the United States and certain other countries and the Company has other trademark applications allowed and pending in various countries. The Company will continue to evaluate the registration of additional trademarks as appropriate. The Company currently has four U.S. and one Japanese, one German, one British and one French patents issued, and various U.S., German and other patent applications pending, and exclusive licenses under various other U.S. and foreign patents associated with its products. Furthermore, the Company has an option to obtain an exclusive license from one of its employees to five other patents relating to its products. There can be no assurance that any new patents will be issued, that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's business and operating results.

     There has also been substantial litigation in the technology industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has from time to time received claims that it is infringing upon third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, patents, trademarks or other proprietary rights. In addition, a third party has alleged that the Company has infringed the third party's trademarks and engaged in unfair competition. See "Business -- Legal Proceedings." The Company expects that companies in the computer and digital information security market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business and operating results. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information and software that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary and intellectual property rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

EMPLOYEES

     As of December 31, 1997, SCM Microsystems had a total of 78 full-time employees, of which 32 were engaged in engineering, research and development; 22 in sales and marketing; 10 in manufacturing; and 14 in general management and administration. In addition, the Company had a total of 3 part-time employees as of December 31, 1997. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company leases approximately 5,300 square feet in Los Gatos, California pursuant to a lease agreement dated September 29, 1994 (the "Los Gatos Lease") and approximately 2,900 additional square feet pursuant to a sublease agreement, dated July 6, 1996 (the "Los Gatos Sublease"). In 1997, the Company paid approximately $67,000 and $50,000 for rent pursuant to the Los Gatos Lease and Los Gatos Sublease, respectively. The Los Gatos Lease and the Los Gatos Sublease terminate on October 31, 1998 and July 31, 1999, respectively. In addition, the Company has the option to extend the Los Gatos Lease for two one-year periods. The Company leases approximately 6,000 square feet in Pfaffenhofen pursuant to a lease agreement dated September 30, 1994 (the "Pfaffenhofen Lease"). In 1997, the Company paid approximately $62,000 for rent pursuant to the Pfaffenhofen Lease. The Pfaffenhofen Lease ends on June 30, 2000. The Company also leases its research and development facilities in La Ciotat, France and Erfurt, Germany. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified by Smith Corona Corporation ("Smith Corona") that Smith Corona believes that the "SCM" in the Company's name, logo and a certain product name infringe a trademark held by Smith Corona and that the Company has engaged in unfair competition. The Company believes that it has defenses to Smith Corona's claim and has so notified Smith Corona. In the event that Smith Corona were to initiate legal proceedings against the Company with respect to this matter, the Company would vigorously defend the action. Defending any action can be costly and time consuming regardless of the outcome and, as with any litigation matter, there can be no assurance that the outcome of any such dispute would be favorable to the Company. An unfavorable outcome in the matter could subject the Company to monetary damages and may result in the Company having to change its name and logo, which would require the Company to incur costs related thereto and may result in a loss of the goodwill associated with its name and logo.

     In April 1997, Gemplus served the Company with a complaint alleging that certain of the Company's products infringe certain claims of a French patent held by Gemplus. In September 1997, the Company entered into a license agreement and memorandum of understanding, and settled this dispute, with Gemplus. In connection with these transactions, the Company sold 200,000 shares of Common Stock to Gemplus for net proceeds of $1,643,000. Additionally, the Company issued warrants to Gemplus to purchase up to 200,000 shares of Common Stock at an exercise price of $13.00 per share and up to 200,000 shares of Common Stock at an exercise price of $14.00 per share. The fair value of these warrants approximated $453,000 and such cost, along with related legal fees of approximately $62,000, was charged to operations as patent claim settlement expense in the third quarter of 1997. Such warrants remain outstanding at December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of Common Stock

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SCMM" and on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "SMY." The following table lists the high and low closing prices since the Company's Common Stock began trading on the Nasdaq National Market on October 7, 1997.

                                                      NASDAQ
                                                 NATIONAL MARKET          NEUER MARKT
                                                 ----------------    ----------------------
                                                  HIGH      LOW        HIGH          LOW
                                                 ------    ------    ---------    ---------
FISCAL 1997:
Fourth Quarter (From October 7, 1997)..........  $31.50    $19.13      DM51.20      DM38.00

FISCAL 1998:
First Quarter (Through March 6, 1998)..........  $71.94    $23.59     DM126.90      DM42.10

     On March 6, 1998, the closing prices of the Company's Common Stock were $71.94 per share as reported by the Nasdaq National Market and DM126.90 per share as reported by the Neuer Markt of the Frankfurt Stock Exchange.

     The Company has never declared or paid cash dividends on its Common Stock or other securities. The Company's U.S. line of credit requires the Company to obtain the bank's prior written consent in order to declare or pay any cash dividends. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

     (b) Sales of Unregistered Securities

     The Registrant has recently issued and sold the following unregistered securities:

          (i) From January 1, 1994 through March 6, 1998 the Registrant issued and sold 3,944,495 shares of Preferred Stock at purchase prices ranging from $3.83 to $8.58 for aggregate consideration of approximately $21,290,570;

          (ii) From January 1, 1994 through March 6, 1998 the Registrant issued and sold 586,296 shares of Common Stock to employees and consultants at an exercise price of $0.10 for aggregate consideration of approximately $59,000;

          (iii) From January 1, 1994 through March 6, 1998, the Registrant issued warrants to purchase up to 784,121 shares of Common Stock at exercise prices ranging from $5.72 to $14.00 per share in connection with the issuance of a portion of the Preferred Stock described in (i) above, certain loan arrangements and a settlement with a third party; and

          (iv) Concurrently with the Company's initial public offering in October 1997, the Registrant has issued and sold 200,000 shares of Common Stock at $9.00 per share.

    The issuances referred to in paragraphs (i), (iii) and (iv) were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The issuances of Common Stock described in paragraph (ii) above were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

     (c) Use of Proceeds from Initial Public Offering

        On October 6, 1997 the Company filed a Registration Statement on Form S-1 (Registration No. 333-29073) with the Securities and Exchange Commission pursuant to which the Company sold 3,875,000 shares of Common Stock to the public at a price of $13.00 per share. The managing underwriters for the U.S. portion of the offering were Cowen & Company and Hambrecht & Quist and the managing underwriters for the international portion of the offering were Cowen International L.P., Hambrecht & Quist and Westdeutsche Landesbank Girozentrale. The amount of expenses incurred by the Company in connection with the issuance and distribution of the Common Stock was $5,099,505. Of that amount $3,417,505 was paid to the underwriters in the form of an underwriters' discount, and $1,682,000 was paid directly to third-parties to satisfy legal, accounting and other similar costs. The net proceeds to the Company after deducting expenses were $43,722,000.

        On December 15, 1997 the Company used $2.3 million of the proceeds of the offering to repay amounts owed under a term loan from a German bank. The Company has retained the remaining net proceeds of the offering for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data at December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 are derived from consolidated financial statements of the Company that have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are included elsewhere in this Prospectus. The consolidated balance sheet data at December 31, 1994 and 1995 is derived from the audited Consolidated Financial Statements of the Company that are not included herein. The consolidated statement of operations data for the year ended December 31, 1993 are derived from unaudited Consolidated Financial Statements of the Company that are not included herein. The historical results are not necessarily indicative of the operating results to be expected in the future. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this document.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              --------   --------   --------   --------   --------
         CONSOLIDATED STATEMENT OF OPERATIONS DATA:                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales(1)
  Security and access products..............................  $     --   $  1,426   $ 12,520   $ 16,628   $ 27,606
  PCMCIA peripheral products................................     2,379      5,020      5,546      4,892        163
                                                              --------   --------   --------   --------   --------
         Total net sales....................................     2,379      6,446     18,066     21,520     27,769
Cost of sales...............................................     1,779      5,087     15,771     14,880     17,524
                                                              --------   --------   --------   --------   --------
Gross profit................................................       600      1,359      2,295      6,640     10,245
                                                              --------   --------   --------   --------   --------
Operating Expenses:
  Research and development..................................       691      1,162      1,399      2,386      2,940
  Sales and marketing.......................................       564      1,224      2,057      3,230      4,221
  General and administrative................................       346        580      1,439      2,004      2,494
  Settlement of patent claim................................        --         --         --         --        515
                                                              --------   --------   --------   --------   --------
         Total operating expenses...........................     1,601      2,966      4,895      7,620     10,170
                                                              --------   --------   --------   --------   --------
Income (loss) from operations...............................    (1,001)    (1,607)    (2,600)      (980)        75
  Interest income (expense), net............................       (95)      (261)      (337)      (304)       866
  Foreign currency transaction gains........................        --         --         11        174        467
                                                              --------   --------   --------   --------   --------
Income (loss) before income taxes...........................    (1,096)    (1,868)    (2,926)    (1,110)     1,408
  Provision for income taxes................................        --         --         --         --        305
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................    (1,096)    (1,868)    (2,926)    (1,110)     1,103
Accretion on redeemable convertible preferred stock.........        --         --       (139)      (287)      (802)
                                                              --------   --------   --------   --------   --------
Net income (loss) applicable to common stockholders.........  $ (1,096)  $ (1,868)  $ (3,065)  $ (1,397)  $    301
                                                              ========   ========   ========   ========   ========
Basic net income (loss) per share...........................  $  (0.86)  $  (1.46)  $  (2.39)  $  (1.09)  $   0.08
                                                              ========   ========   ========   ========   ========
Diluted net income (loss) per share.........................  $  (0.86)  $  (1.46)  $  (2.39)  $  (1.09)  $   0.06
                                                              ========   ========   ========   ========   ========
Shares used in computations:
  Basic net income (loss) per share.........................     1,280      1,280      1,280      1,280      3,819
                                                              ========   ========   ========   ========   ========
  Diluted net income (loss) per share.......................     1,280      1,280      1,280      1,280      5,015
                                                              ========   ========   ========   ========   ========
Pro forma information:
  Net income................................................                                              $  1,103
                                                                                                          ========
  Pro forma diluted net income per share....................                                              $   0.14
                                                                                                          ========
  Shared used to compute pro forma diluted net income per
    share...................................................                                                 7,649
                                                                                                          ========

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments.........  $    115   $     70   $    739   $  2,593   $ 55,888
  Working capital (deficit).................................       454        823      1,620     (1,787)    60,296
  Total assets..............................................     1,829      3,452      8,143     11,459     67,365
  Long-term debt, less current portion......................       503      3,027      2,147         --         --
  Redeemable convertible preferred stock....................        --         --      4,781      5,068         --
  Total stockholders' equity (deficit)......................        19     (2,027)    (4,760)    (6,024)    61,472

---------------
(1) Through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the caption "Risk Factors" and elsewhere in this document.

OVERVIEW

     SCM Microsystems designs, develops and sells standards-compliant hardware, firmware and software products and technologies used in smart card and other token-based network security and conditional access systems. The Company's objective is to leverage its expertise in smart card technologies, digital platforms, and its extensible, upgradeable smart card interface architecture, to meet the growing demand for secure access to digital information and networks. The Company sells security and access products which include SwapBox PC Card adapters, SwapSmart smart card readers, SwapAccess DVB-CAM modules, its SmartOS universal smart card interface architecture and its CIMax DVB-CI interface chip. The Company sells security and access products to OEMs such as computer, telecommunication and DVB component and system manufacturers. The Company markets, sells and licenses its products through a direct sales and marketing organization primarily to OEMs and also through distributors, VARs, system integrators and resellers worldwide. OEM customers include Dell, Hughes, Kirch Group (BetaDigital), Micron, Packard Bell, Siemens/Nixdorf, Sysorex and Telenor.

     The Company focuses on security and access products that provide secure access to digital data. The Company's security and access products are targeted at OEM computer, telecommunication and DVB component and system manufacturers. From the Company's inception through 1994, the Company focused primarily on PCMCIA peripheral products, including flash memory and fax/modem devices, which carried a significantly lower gross margin than the Company's current products. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 99.4% of total net sales in 1997. The Company's net sales are now, and will continue to be, dependent upon the sales of the Company's security and access products.

     A substantial majority of the Company's security and access products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1997, sales to BetaDigital, a division of the Kirch Group, accounted for 45% of total net sales and sales to the Company's top 10 customers accounted for 80% of total net sales. In addition, sales of the Company's SwapBox product accounted for 54% and 34% of total net sales in 1996 and 1997, respectively. A substantial majority of the SwapBox products sold by the Company are sold to a number of major OEMs, including IBM, Dell and Packard Bell, each of which in turn supplies products, such as desktop PCs, to the DoD. The Company expects its business to continue to be substantially dependent upon sales of SwapBox products to OEMs that are supplying the DoD, although such dependence may decline as the Company expands its product lines and customer base. The Company frequently enters into contracts with OEMs which provide for shipment of certain quantities of products at specified future dates. Revenue from these contracts, as well as from other sales, is recognized upon shipment of products. The Company's dependence upon a limited number of significant customers imposes certain risks on the Company.

     As a result of the Company's multinational operations and sales, the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the German mark, in relation to the U.S. dollar. For example, the Company's United States headquarters are located in Los Gatos, California, its international headquarters are located near Munich, Germany and its research and development facilities are located in Erfurt, Germany and La Ciotat, France. In addition, the Company sources its products from contract manufacturers located in Europe and Asia. As a result, a substantial portion of the Company's costs and expenses are denominated in currencies other than the U.S.

dollar. For the years ended December 31, 1996 and 1997, the Company's sales denominated in U.S. dollars represented 55% and 39% of the Company's total net sales, respectively. The Company does not currently engage in risk management activities with respect to its foreign currency exposure. Although management will continue to monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and operating results.

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

     The Company has recently entered into a non-binding letter of intent to acquire Intermart Systems K.K., a Japanese corporation, and its subsidiaries ("Intermart") for approximately $8 million in a combination of cash and shares of Company Common Stock. In addition, the sellers of Intermart may be paid up to an additional $4 million in Company Common Stock based upon Intermart achieving certain performance criteria in the first year of post-acquisition operations. Intermart sells PC-based devices that provide access to a broad range of small form factor digital media, including PCMCIA, Compact Flash and Smart Media. Intermart generated approximately $3 million in revenues and breakeven profitability for the nine month period ended December 31, 1997. The Company has also entered into a non-binding letter of intent to acquire Intellicard Systems, Ptc Ltd, a Singapore corporation ("ICS") for approximately $7 million in a combination of cash and shares of Company Common Stock. ICS manufactures certain of the Company's products, as well as certain third-party product lines which require similar manufacturing capabilities. ICS generated approximately $6 million in revenues and $200,000 in net income for the year ended December 31, 1997. These acquisitions would be accounted for under the "purchase method."

     Neither of the letters of intent discussed above is binding upon the Company or the counter party. While the Company believes that the acquisitions described above will be completed on the terms described above, there can be no assurance that such transactions will be completed on such terms or at all. These acquisitions will result in the write-off of purchased in-process research and development and the amortization of goodwill and other intangible assets. Moreover, acquisitions entail a number of risks, and, even if completed, there can be no assurance that the Company will receive the intended benefits.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1995     1996     1997
                                                                -----    -----    -----
Net sales:
  Security and access products..............................     69.3%    77.3%    99.4%
  PCMCIA peripheral products................................     30.7     22.7      0.6
                                                                -----    -----    -----
     Total net sales........................................    100.0    100.0    100.0
Cost of sales...............................................     87.3     69.1     63.1
                                                                -----    -----    -----
Gross profit................................................     12.7     30.9     36.9
                                                                -----    -----    -----
Operating expenses:
  Research and development..................................      7.7     11.1     10.6
  Sales and marketing.......................................     11.4     15.0     15.2
  General and administrative................................      8.0      9.3      9.0
  Settlement of patent claim................................       --       --      1.8
                                                                -----    -----    -----
     Total operating expenses...............................     27.1     35.4     36.6
                                                                -----    -----    -----
Income (loss) from operations...............................    (14.4)    (4.6)     0.3
Interest income (expense), net..............................     (1.9)    (1.4)     3.1
Foreign currency transaction gain...........................      0.1      0.8      1.7
                                                                -----    -----    -----
Income (loss) before income taxes...........................    (16.2)    (5.2)     5.1
Provision for income taxes..................................       --       --      1.1
                                                                -----    -----    -----
Net income (loss)...........................................    (16.2)    (5.2)     4.0
                                                                -----    -----    -----
Accretion on redeemable convertible preferred stock.........     (0.8)    (1.3)    (2.9)
                                                                -----    -----    -----
  Net income (loss) applicable to common stockholders.......    (17.0)%   (6.5)%    1.1%
                                                                =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales were $27.8 million in 1997, compared to $21.5 million in 1996, an increase of 29%. Sales of security and access products were $27.6 million in 1997, compared to $16.6 million in 1996, an increase of 66%. The substantial increase in security and access products sales in 1997 was primarily related to sales of the Company's DVB-CAM products, which products were first shipped in the fourth quarter of 1996. Security and access products became the sole strategic product focus following the Company's final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from that business. One customer accounted for 45% of the Company's net sales in 1997. Accounts receivable from this customer totalled approximately $3.2 million at December 31, 1997.

     Gross Profit. Gross profit was $10.2 million, or 36.9% of net sales, in 1997, compared to $6.6 million, or 30.9% of net sales, in 1996. The increase in gross profit, both in absolute amount and as a percentage of net sales, was primarily due to the introduction of DVB-CAM products and the concurrent shift away from lower margin PCMCIA peripheral products. In addition, the Company's transition from the PCMCIA peripheral products business resulted in reduced labor requirements. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products and product enhancements which tend to carry higher gross profit than older products and the cost and availability of components. Accordingly, gross profits are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, to date the Company has not capitalized any software development costs. Research and development expenses were $2.9 million, or 10.6% of net sales, in 1997, compared to $2.4 million, or 11.1% of net sales, in 1996. The increase in research and development spending in absolute amount was due primarily to higher headcount in the Company's French facility and a rise in prototype and related expenses for the Company's DVB-CAM products. The Company believes that research and development expenses during 1998 will be higher than in 1997 in absolute amount due to a higher number of personnel to support the Company's new product development and customer projects.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses were $4.2 million, or 15.2% of net sales, in 1997, compared to $3.2 million, or 15.0% of net sales, in 1996. This increase in absolute amount and as a percentage of net sales was due primarily to growth of the Company's sales and marketing headcount and promotional efforts in the U.S. and initial promotional efforts in the Asia-Pacific region. Sales and marketing expenses in 1998 are expected to increase in absolute amount as the Company continues to aggressively promote and identify business opportunities for the Company's products on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for administrative employees. General and administrative expenses were $2.5 million, or 9.0% of net sales, in 1997, compared to $2.0 million, or 9.3% of net sales in 1996. General and administrative expenses increased in absolute amount in 1997 primarily as a result of increases in administrative headcount in the Company's U.S. and German offices in support of higher levels of business activities, as well costs associated with being a publicly-held company. The Company believes general and administrative expenses in 1998 will increase in absolute amount as a result of operating as a public company for a full year and normal wage and cost increases.

     Settlement of Patent Claim. In September 1997, the Company settled a patent infringement claim with a third party. In connection therewith, the Company incurred a one-time charge of $515,000, of which $453,000 represented a non-cash charge equal to the estimated fair value of the common stock warrants issued to the third party and $62,000 of legal costs.

     Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. Net interest income was $866,000 in 1997, compared to a net expense of $304,000 in 1996. During the first two quarters of 1997, the Company raised $12.1 million through the sale of preferred stock, and converted $4.2 million of convertible debt into preferred stock. In October 1997, the Company completed the sale of 3.8 million shares of Common Stock in an initial public offering, resulting in net proceeds of $43.4 million. These transactions resulted in both a reduction of outstanding debt and corresponding interest expense and an increase in short-term investments and cash balances.

     Foreign Currency Transaction Gains. In 1997 substantially all of the foreign currency transaction gains of $467,000 relate to intercompany sales from the German subsidiary to its US affiliates.

     Income Taxes. Tax expense of $305,000 for the year ended December 31, 1997 resulted principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. The Company incurred operating losses in 1995 and 1996, and therefore did not incur income tax obligations in such periods. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available to offset income from the Company's German operations for an indefinite period. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for U.S. federal and California income tax purposes, respectively. The Company's utilization of a portion of the U.S. federal net operating loss carry forwards is limited to approximately $340,000 per year. The Company had a deferred tax asset as of December 31, 1997 of approximately $2.2 million and recorded a full valuation allowance to offset these deferred tax assets as management has concluded that it is more likely than not that the deferred tax assets would not be realized in the future due to recent operating losses. A future change in the Company's assessment of the likelihood of future realization of deferred tax assets could result in a reduction of the valuation allowance, a corresponding reduction in the Company's income tax expense recorded for financial statement purposes and a corresponding increase in net income. This would not, however, result in a change in actual income taxes payable by the Company in any future period. See Note 7 to the Consolidated Financial Statements.

1996 COMPARED TO 1995

     Net Sales. Net sales were $21.5 million in 1996, compared to $18.1 million in 1995, an increase of 19.1%. This increase was due primarily to increased unit sales of certain previously existing products as well as sales of products first introduced in 1996. Sales of security and access products represented 77.3% of total net sales in 1996 compared to 69.3% in 1995, reflecting the continued shift in the Company's product strategy toward security and access products. Security and access product sales were $16.6 million in 1996 compared to $12.5 million in 1995, an increase of 32.8%. This increase resulted primarily from increased sales of SwapBox products which began shipping in 1995, as well as sales of security and access products introduced during 1996, including SwapSmart and the Company's DVB products. One customer accounted for 11% of the Company's net sales in 1996, resulting from the initial shipments of the Company's DVB-CAM products which were introduced in the fourth quarter of 1996. Accounts receivable from this customer represented 25% of the Company's total receivables as of December 31, 1996 due to the timing of shipments in the fourth quarter. All such receivables were collected during the first quarter of 1997. Consistent with the Company's shift away from PCMCIA peripheral products, sales of such products were $4.9 million in 1996, compared to $5.5 million in 1995, a decrease of 11.8%.

     Gross Profit. Gross profit was $6.6 million, or 30.9% of net sales, in 1996, compared to $2.3 million, or 12.7% of net sales, in 1995. The substantial increase in gross profit as a percentage of net sales in 1996 was primarily attributable to three factors: (i) during 1996, the Company benefited from manufacturing cost efficiencies associated with the increased sales of security and access products; (ii) as part of the continued shift in 1996 from PCMCIA peripheral products to security and access products, the Company introduced certain new security and access products during 1996 that carried higher gross margins than other products in the security and access product family; and (iii) during 1996, the Company received approximately $1.6 million in nonrecurring engineering revenues with relatively minimal cost of sales.

     Research and Development. Research and development expenses totaled $2.4 million, or 11.1% of net sales, in 1996, compared to $1.4 million, or 7.7% of net sales, in 1995. The increase in research and development spending during 1996 was primarily a result of increased headcount and development activity associated with new product introductions and the opening of the Company's research and development facility in France.

     Sales and Marketing. Sales and marketing expenses totaled $3.2 million, or 15.0% of net sales, in 1996, compared to $2.1 million, or 11.4% of net sales, in 1995. Sales and marketing expenses in 1996 in absolute amount increased primarily as a result of the costs associated with introducing several significant new products during 1996 and the higher headcount costs associated with supporting a broader base of customers and expanded line of products.

     General and Administrative. General and administrative expenses totaled $2.0 million, or 9.3% of net sales, in 1996, compared to $1.4 million, or 8.0% of net sales, in 1995. General and administrative expenses increased in absolute amount in 1996 and as a percentage of net sales primarily as a result of increasing headcount and expanded facilities associated with the overall growth in the business.

     Interest Income (Expense), Net. Interest expense was immaterial as a percentage of sales in both 1996 and 1995.

     Income Taxes. The Company incurred losses in 1995 and 1996 and therefore did not incur income tax obligations in these periods. As of December 31, 1996, the Company had deferred tax assets of approximately $2.2 million, resulting primarily from the net operating loss carryforwards, which is fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public stock offering, the Company had financed its operations principally through private placements of debt and equity securities and, to a lesser extent, borrowings under bank lines of credit. In October 1997, the Company completed the sale of 3.8 million shares of Common Stock in an initial public offering ("IPO"), resulting in net proceeds of $43.7 million. As of December 31, 1997, the Company's working capital was $60.3 million. Working capital increased during 1997 due primarily to the net proceeds received from the IPO and $11.4 million from the private placement of redeemable convertible preferred stock and the conversion of approximately $4.3 million of notes payable into redeemable convertible preferred stock. These notes payable were classified as current liabilities as of December 31, 1996 due to certain demand features in the notes, resulting in a working capital deficit as of that date.

     During 1997, cash and cash equivalents increased by $22.9 million due primarily to financing activities discussed previously, partially offset by repayments of short-term debt of $3.7 million. Investing activities in 1997 consisted of $802,000 in capital equipment expenditures and purchases of short-term investments of $30.3 million. Operating activities in the year provided $1.2 million of cash, including net income of $1.1 million, non-cash expenses for depreciation, amortization and stock warrants of $1.1 million and increases in accounts payable and accrued expenses of $1.3 million and $574,000, respectively, offset by an increase in receivables of $1.8 million, due primarily to higher revenue levels, and an increase in inventory of $1.3 million relating to an increase in backlog at December 31, 1997 compared to 1996.

     In 1996, cash and cash equivalents increased by $1.9 million due primarily to financing activities which included issuance of convertible notes payable totaling $5.0 million and line of credit borrowings of $1.0 million, partially offset by repayments of short term debt of $1.5 million. Investing activities consisted of $643,000 in capital equipment expenditures. Operating activities used $1.7 million of cash, including an increase in receivables of $1.0 million due primarily to higher revenue levels, and an increase in prepaid expenses of $582,000, consisting primarily of financing costs relating to the convertible debt and preferred stock placements which closed in the first quarter of 1997.

     In 1995, cash and cash equivalents increased $669,000 due primarily to financing activities which included issuance of $2.4 million of redeemable convertible preferred stock, issuance of convertible notes payable totaling $1.5 million, and issuance of non-convertible notes payable of $1.2 million. Investing activities consisted of $524,000 in capital equipment expenditures. Operating activities used $3.9 million of cash, including an increase in receivables of $2.8 million due to the large revenue increase over 1994, an increase in inventories of $800,000 due to the increase in business levels, and an increase in accounts payable and accrued expenses of $2.3 million related to higher purchasing and employment levels in support of the Company's sales growth.

     The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to 4.5 million DM (approximately $2.5 million at December 31, 1997). One of these lines expires on March 31, 1998 and the remaining two expire on September 30, 1998. The German lines of credit bear interest at rates ranging from 8.0% to 8.75%. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million line of credit with a U.S. bank which is secured by all assets of the Company, bears interest at the bank's prime rate (8.5% at December 31, 1997), and expires in May 1999. At December 31, 1997, no amounts were outstanding under any of the Company's lines of credit. At December 31, 1997, the Company had no material commitments for capital expenditures.

     The Company expects to pay an aggregate of approximately $7.0 million in cash in connection with its acquisitions of Intermart and ICS. The Company presently expects that its current capital resources and available borrowings should be sufficient to meet its operating and capital requirements through at least the end of 1999. The Company may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to the Company on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements in this document are based on information available to the Company on the date hereof and assumptions which the Company believes are reasonable, and the Company assumes no obligation to update any such forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document.

HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

     Although the Company was profitable for the year ended December 31, 1997, the Company incurred net operating losses on an annual basis since its inception in 1993 through 1996. In view of the Company's loss history, there can be no assurance that the Company will be able to sustain profitability on an annual or quarterly basis in the future.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly. Factors affecting operating results include: the level of competition; the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; adoption of new technologies and standards; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis, if at all; hardware component costs and availability, particularly with respect to hardware components obtained from sole or limited source suppliers; the timing and success of the Company's acquisitions and any related write-offs; the Company's success in expanding its sales and marketing organization and programs; technological changes in the market for digital information security products; levels of expenditures on research and development; foreign currency exchange rates; key personnel changes, anticipated or otherwise; and general economic trends. In addition, because a high percentage of the Company's operating expenses are fixed, a small variation in revenue can cause significant variations in operating results from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has experienced significant seasonality in its business, and the Company's business and operating results are likely to be affected by seasonality in the future. The Company has typically experienced higher net sales in the third quarter and fourth quarter of each calendar year followed by lower net sales and operating income in the first quarter and second quarter of the following year. The Company believes that this trend has been principally due to budgeting requirements of the U.S. government which influence the purchasing patterns of OEMs which supply PCs and workstations incorporating the Company's data security products to the U.S. government. The Company expects that as sales of its DVB products, which are currently sold to OEMs mainly in Europe for the consumer market, begin to represent a larger percentage of net sales, the seasonality that the Company experiences may be further exacerbated as these sales are likely to be strongest in the fourth quarter of the year.

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

     Based upon the factors enumerated above, the Company believes that its operating results may vary significantly in future periods and that historical results are not reliable indicators of future performance. It is likely that, in some future quarter or quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the market price of the Company's Common Stock could decline significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON EMERGING PRODUCT MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS

     From the Company's inception through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 99.4% of total net sales in 1997. The Company's net sales are now and will continue to be dependent upon the success of its security and access products.

     The Company's future growth and operating results will depend to a large extent on the successful marketing and commercial viability of the Company's security and access product families. Each of these product families addresses needs in different emerging markets. Smart card token-based security applications are able to provide protection from unauthorized access to digital information. The Company believes that smart cards are ideally suited to serve as tokens for network and electronic commerce security. Accordingly, the Company's SwapBox and SwapSmart product families are designed to provide smart card token-based security for PCs. However, there can be no assurance that the smart card will become the industry standard for network and electronic commerce security applications. The Company's DVB product family provides a means of controlling access to digital television broadcasts. The Company's SwapAccess DVB-CAM product implements the DVB-CI and OpenCable standards. To date, the Company's DVB-CAM product has been implemented in a relatively limited number of DVB set-top boxes in Europe. Although the Company believes that the DVB-CI standard will eventually become the European standard for DVB conditional access applications, there can be no assurance that the standard will be adopted, that the European DVB market will further develop or that even if such standard is adopted and the market further develops, the Company's DVB-CAM products will be widely adopted. Furthermore, the market for DVB products in the United States has only recently begun to develop. While the OpenCable standard has been proposed for use in the United States, there can be no assurance that this standard will be adopted as currently proposed or at all. Moreover, even if this or other standards are adopted, there can be no assurance whether, or to what extent, the United States DVB market will grow. In addition, the substantial installed base of analog set-top boxes in the United States may cause the market for DVB products in general, and the Company's SwapAccess products in particular, to grow slower than expected, if at all.

     If the market for the products described above or any of the Company's other products fails to develop or develops more slowly than expected or if any of the standards supported by the Company do not achieve or sustain market acceptance, the Company's business and operating results would suffer a material adverse effect. See "-- Competition."

DEPENDENCE ON SALES TO OEMS

     A substantial majority of the Company's products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1997, almost all of the Company's sales were to OEMs and the Company expects this dependence on OEM sales to continue. In 1997, sales to BetaDigital (a division of the Kirch Group) accounted for 45% of total net sales and sales to the Company's top 10 customers (all of which are OEMs) accounted for 80% of total net sales. In order for an OEM to incorporate the Company's products into its systems, the Company must demonstrate that its products provide significant commercial advantages to OEMs over competing products. There can be no assurance that the Company can successfully demonstrate such advantages or that the Company's products will continue to provide any advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs will elect to incorporate the Company's products into their current or future systems. Further, the business strategies and manufacturing practices of the Company's OEM customers are subject to change and any such change may result in decisions by the customers to decrease their purchases of the Company's products, seek other sources for products currently manufactured by the Company or manufacture these products internally. The Company's OEM customers may also seek price concessions from the Company. Failure of OEMs to incorporate the Company's products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in the Company's sales to OEMs would have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON SALES TO GOVERNMENT CONTRACTORS

     Approximately 50.6%, 39.2% and 27.5% of the Company's net sales during 1995, 1996 and 1997, respectively, were derived from sales of the Company's SwapBox product for use by the U.S. government, all of which were made under contracts between the Company and major OEMs that sell PCs to the United States Department of Defense (the "DoD"). The Company believes that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DoD has been reducing total expenditures over the past few years in a number of areas and there can be no assurance that such funding will not be reduced in the future. In addition, there is no assurance that the Company will be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on the Company's business and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON DEVELOPMENT OF INDUSTRY RELATIONSHIPS

     The Company is party to collaborative arrangements with a number of corporations and is a member of key industry consortia. The Company has formed strategic relationships, including technology sharing agreements, with a number of key industry players such as Intel, Gemplus and Telenor. The Company evaluates, on an ongoing basis, potential strategic alliances and intends to continue to pursue such relationships. The Company's future success will depend significantly on the success of its current arrangements and its ability to establish additional arrangements. There can be no assurance that these arrangements will result in commercially successful products.

COMPETITION

     The market for digital data security and access control products is intensely competitive and characterized by rapidly changing technology. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including: (i) ActionTec, Carry Computer Engineering, Greystone and Litronics in PC Card adapters; (ii) Gemplus, SmartDisk Corporation, Philips and Tritheim in smart card readers and universal smart card reader interfaces; and (iii) Gemplus in DVB-CAM modules. The Company also experiences indirect competition from certain of its customers which currently offer alternative products or are expected to introduce competitive products in the future. The Company may in the future face competition from these and other parties including new entrants that develop digital information security products based upon approaches similar to or different from those employed by the Company. In addition, there can be no assurance that the market for digital data security and access control products will not ultimately be dominated by approaches other than the approach marketed by the Company.

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

     The Company believes that the principal competitive factors affecting the market for digital data security products include: the extent to which products support industry standards and provide interoperability; technical features; ease of use; quality/reliability; level of security; strength of distribution channels; and price. There can be no assurance that the Company will be able to compete as to these or other factors or that competitive pressures faced by the Company will not have a material adverse effect on its business and operating results.

MANAGEMENT OF GROWTH

     The Company's business has grown substantially in recent periods, with net sales increasing from $6.4 million in 1994 to $27.8 million in 1997. The growth of the Company's business has placed a significant strain on the Company's management and operations. In addition, a number of key members of the Company's management, including its President and Chief Executive Officer, Chief Financial Officer, Vice President-Operations have joined the Company within the past 20 months. Furthermore, in 1993 the Company commenced operations in North America which included the establishment of a U.S. management team. As a result, the Company has a limited operating history under its current U.S. management. In addition, the number of employees has grown from 50 at December 31, 1995 to 78 as of December 31, 1997. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to do so could have a material adverse effect on the Company's business and operating results. See "--Risks Associated With Acquisitions,"
"-- Dependence on Key Personnel; Ability to Recruit Personnel," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK ASSOCIATED WITH ACQUISITIONS

     The Company has recently entered into non-binding letters of intent with two companies regarding the acquisition of such companies by the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview"), and the Company's strategy is to pursue additional acquisitions and similar opportunities in the future. There can be no assurance that the two pending acquisitions will be completed on a timely basis or at all, nor that the Company will be able to identify additional acquisition opportunities or complete any future acquisition transactions. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, write-off of purchased in-process research and development and amortization of goodwill and other intangible assets, which could materially adversely affect the Company's operating results. In addition, completed acquisitions present a number of significant risks and uncertainties, including: the risks that the Company will not be able to retain the employees or business relationships of the acquired company or otherwise effectively integrate the operations of the acquired company with those of the Company; the risk that the Company will fail to realize any synergies or other cost reduction objectives expected from the acquisition; the risks that pursuing acquisition opportunities and integrating acquired products, technologies or companies may distract management from performing their regular responsibilities; difficulties in the assimilation of the operations, products and personnel of the acquired company; risks of entering markets in which the Company has no direct prior experience; and, with respect to the acquisition of operations located at any significant distance from the Company's primary facilities, the risks and additional costs associated with managing geographically disparate operations. There can be no assurance that the Company will ever successfully complete an acquisition or that any such acquisition will result in benefits to the Company. See "-- Integration of Global Locations."

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

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     The Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. The Company's SwapBox and SwapSmart trademarks are registered in the United States and certain other countries and the Company has other trademark applications allowed and pending in various countries. The Company will continue to evaluate the registration of additional trademarks as appropriate. The Company currently has four U.S. and one Japanese, one German, one British, and one French patents issued, and various U.S., German and other patent applications pending, and exclusive licenses under various other U.S. and foreign patents associated with its products. Furthermore, the Company has an option to obtain an exclusive license from one of its employees to five other patents relating to its products. There can be no assurance that any new patents will be issued, that the Company will develop proprietary products or technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's business and operating results.

     There has also been substantial litigation in the technology industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has from time to time received claims that it is infringing upon third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, patents, trademarks or other proprietary rights. In addition, a third party has alleged that the Company has infringed the third party's trademarks and engaged in unfair competition. See "Business -- Legal Proceedings." The Company expects that companies in the computer and digital information security market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business and operating results. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information and software that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary and intellectual property rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

DEPENDENCE ON CONTRACT AND OFFSHORE MANUFACTURING; LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS

     The Company has implemented a global sourcing strategy that it believes will enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products. The Company currently sources its products through three contract manufacturers in Europe and Asia. In the event any of the Company's contract manufacturers are unable or unwilling to continue to manufacture the Company's products, the Company may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. In this regard, one of the Company's contract manufacturers has recently been involved in bankruptcy proceedings and may be unable to continue manufacturing the Company's products. In the event that such manufacturer (or any other key supplier) were unable to meet the Company's requirements, there can be no assurance that the Company would be able to identify or qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources would have a material adverse effect on the Company's business and operating results.

     In an effort to reduce manufacturing costs, the Company has shifted volume production of many components of its products to ICS in Singapore. The Company has recently entered into a non-binding letter of intent to acquire ICS. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview." The Company is currently considering shifting the production of other components of its products to other suppliers in Europe or Asia. Difficulties encountered in transferring production may have a disruptive effect on the Company's manufacturing process and increase overall production costs. Due to the substantial concentration of the Company's manufacturing operations in Singapore, a disruption of operations at ICS's facilities in Singapore could have a material adverse effect on the Company's business and operating results. Foreign manufacturing is subject to a number of risks, including currency fluctuations, transportation delays and interruptions, difficulties in staffing, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability.

     The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. For example, the Company purchases many of the components for use in its SwapSmart and SwapBox products from ICS and mechanical components for use in its smart card reader product exclusively from Stocko, a German-based supplier. The Company's reliance on sole source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. Although to date the Company has been able to purchase its requirements of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business and operating results. Such delays could also damage relationships with current and prospective customers.

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

RISKS OF INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

     The Company was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 49.0%, 52.5% and 68.7% of the Company's revenues in 1995, 1996 and 1997, respectively, were derived from customers located outside the United States. Because a significant number of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including tariffs and other trade barriers, difficulties in staffing and managing disparate branch operations, currency exchange risks and exchange controls and potential adverse tax consequences. These factors could have a material adverse effect on the Company's business and operating results.

     As a result of the Company's multinational operations and sales, the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the German mark, in relation to the U.S. dollar. The Company does not currently engage in hedging activities with respect to its foreign currency exposure. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations would have a material adverse effect on the Company's business and operating results. In the future, the Company could be required to denominate its product sales in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON KEY PERSONNEL; ABILITY TO RECRUIT PERSONNEL

     The Company's future performance depends in significant part upon the continued service of Robert Schneider, the Company's Chairman of the Board, Steven Humphreys, the Company's President and Chief Executive Officer, and Bernd Meier, the Company's Chief Operations Officer, as well as its other key technical and senior management personnel. The Company provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, the Company's German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with six months notice, and provides that the officer is bound by a non-compete provision during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce and therefore these provisions may not provide significant protection to the Company. The Company also has an employment agreement with Jean-Yves Le Roux, its Vice President, Engineering, that is terminable by either party at will. The Company does not have employment agreements with any of its other key employees and does not maintain key man life insurance on any of its employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business and operating results. The Company believes that its future success will depend in large part on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has experienced significant fluctuations since the Company's initial public offering in October 1997 and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's results of operation, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Common Stock. See "Price of Common Stock."

CONCENTRATION OF STOCK OWNERSHIP; ANTI-TAKEOVER PROVISIONS

     The Company's executive officers and directors, together with their affiliates, own approximately 22.5% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders, acting together, will continue to be able to exert significant influence over matters requiring stockholder approval, including the election of the Company's directors and the approval of mergers and other change in control transactions involving the Company.

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation, amended Bylaws, Delaware law and the Company's indemnification agreements with its officers and directors may be deemed to have an anti-takeover effect. Such provisions may delay, deter or prevent a tender offer or takeover attempt that a stockholder might consider to be in that stockholder's best interests, including attempts that might result in a premium over the market price for the shares held by stockholders.

     The Company's Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock, having the number of shares (up to 10,000,000), designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the Board of Directors without stockholder approval. The foregoing provisions give the Board of Directors, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests. The Company's Amended and Restated Certificate of Incorporation and Bylaws, as amended, also contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to the elimination of stockholders' ability to take action by written consent without a meeting and the elimination of cumulative voting in the election of directors.

     The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

     In addition, in connection with its listing on the Neuer Markt of the Frankfurt Stock Exchange, the Company is required to comply with the German Takeover Code (the "German Code"). The German Code regulates mergers, consolidations and tender offers ("Public Offers"), and requires companies seeking to make a Public Offer to inform the German regulatory authorities and the public of the offer, to provide certain disclosure to the target company's stockholders, to generally treat stockholders equally in an offer, and to comply with certain other procedural requirements. In addition, the German Code gives broad authority to the German regulatory authorities to interpret the German Code and to review and regulate specific Public Offers. Compliance with the German Code could have the effect of delaying, deterring or preventing a tender offer or takeover attempt that a stockholder might consider to be in that stockholder's best interests, including attempts that might result in a premium over the market price for the shares held by stockholders.

     The Company licenses certain technology from a third party pursuant to a license that is not transferable by the Company without the prior written consent of the third party. This provision may prohibit the transfer of such technology in a merger or consolidation of the Company with another company. As a result, this provision may have the effect of discouraging or preventing an acquisition of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages F-1 through F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company, and their ages as of December 31, 1997, are as follows:

               NAME                   AGE                       POSITION
               ----                   ---                       --------
Robert Schneider..................     48    Chairman of the Board
Steven Humphreys..................     36    President, Chief Executive Officer and
                                             Director
Bernd Meier.......................     47    Chief Operations Officer and Director
Nicholas Efthymiou................     34    Vice President, Worldwide Business Development
David Hale........................     32    Vice President, Operations
Jean-Yves Le Roux.................     38    Vice President, Engineering
John Niedermaier..................     41    Vice President, Finance and Chief Financial
                                             Officer
Friedrich Bornikoel(1)............     47    Director
Bruce Graham......................     37    Director
Randall Lunn(2)...................     47    Director
Poh Chuan Ng(2)...................     35    Director
Andrew Vought(1)(2)...............     43    Director

---------------

(1) Member of Compensation Committee.

(2) Member of Audit Committee

     Robert Schneider founded the Company in May 1990 as President, Chief Executive Officer, General Manager and Chairman of the Board. Mr. Schneider is currently Chairman of the Board. Mr. Schneider is a Managing Director of the Company's German subsidiary. Mr. Schneider holds a degree in engineering from HTBL Salzburg and a B.A. degree from the Akademie for Business Administration in Uberlinger.

     Steven Humphreys joined the Company in August 1996 as President and Chairman of the Board. Mr. Humphreys currently is President, Chief Executive Officer and a Director of the Company. From April 1994 until February 1996, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. From November 1990 until March 1994, he was Vice President of General Electric Information Services, an electronic commerce services provider. Mr. Humphreys holds a B.S. degree from Yale University and a M.S. degree and a M.B.A. degree from Stanford University.

     Bernd Meier joined the Company in January 1992 as General Manager and as a Director of the Company. Mr. Meier is currently the Chief Operations Officer, a Director of the Company and a Managing Director of the Company's German subsidiary. Mr. Meier holds a degree in engineering from Fachhochschule Dieburg.

     Nicholas Efthymiou has held various sales and marketing positions since joining the Company as Vice President, Marketing in February 1992. Mr. Efthymiou is currently Vice President, Worldwide Business Development. Mr. Efthymiou holds a B.S.E.E. degree from S.U.N.Y. at Buffalo and a M.B.A. degree from the University of Texas.

     David Hale has served as Vice President, Operations since October 1996. From October 1991 until September 1996, Mr. Hale held various management positions at a subsidiary of Solectron, an electronics manufacturing company, where he most recently served as operations manager. Mr. Hale holds a B.S.I.E. degree and a M.A. degree and a M.B.A. degree from Stanford University.

     Jean-Yves Le Roux joined the Company in May 1995 as Manager, Research and Development. Mr. Le Roux is currently Vice President, Engineering. From September 1991 until March 1995, Mr. Le Roux was Manager, PCMCIA Research and Development of Gemplus, a smart card products supplier. Mr. Le Roux holds an engineering degree from E.O.E.S. Angers France.

     John Niedermaier joined the Company in April 1997 as Vice President, Finance and Chief Financial Officer. From November 1995 until March 1997, Mr. Niedermaier was Vice President, Finance and Chief Financial Officer of Voysys Corporation, a provider of telecommunications systems for small businesses, and from April 1994 until November 1995, he was Director, Business Planning at Octel Communications Corporation, a voice messaging company. From November 1989 until March 1994, Mr. Niedermaier was Vice President, Corporate Controller of VMX, Inc., a voice processing company, which merged with Octel in

March 1994. Mr. Niedermaier is a Certified Public Accountant and holds a B.S. degree from Wayne State University.

     Friedrich Bornikoel has served as a Director of the Company since September 1993. Mr. Bornikoel joined TVM Techno Venture Management GmbH, a venture capital firm, in July 1987 and has been a Partner since 1990. Mr. Bornikoel is a director of several privately held companies. Mr. Bornikoel holds a Masters degree in Physics from the Technical University of Munich.

     Bruce Graham has served as a Director of the Company since July 1995. Mr. Graham has been a Partner of Bessemer Venture Partners, a venture capital firm, since December 1996. From 1991 until December 1996, Mr. Graham was an Associate and Vice President at Vertex Management, a venture capital firm. Mr. Graham is a director of several privately held companies. Mr. Graham holds a B.S. degree in Chemical Engineering from Princeton University and a M.B.A. degree from Stanford University.

     Randall Lunn has served as a Director of the Company since November 1993. Mr. Lunn has been a Partner of TVM Techno Venture Management, L.P., a venture capital firm, since May 1990. Mr. Lunn is a director of several privately held companies. Mr. Lunn holds a B.A. degree, a B.S. degree in Engineering and a M.B.A. degree from Dartmouth College.

     Poh Chuan Ng has served as a Director of the Company since June 1995. Mr. Ng is currently a Managing Director and Chairman of the Board of Global Team Technology Pte. Ltd., a manufacturer's representative for computer products. From September 1994 through May 1997, Mr. Ng served as Director, Business Development at ICS, a contract manufacturing company and developer of communications products. Prior to joining ICS, Mr. Ng was a product engineering manager for Compaq Computer Corp. Mr. Ng is a director of several privately held companies. Mr. Ng holds a B.S.E. degree from the National University of Singapore.

     Andrew Vought has served as a Director of the Company since March 1996. Mr. Vought has been a Partner of Cheyenne Capital Corporation since January 1995 and has been Vice President, Chief Financial Officer and Secretary of Advanced Telecommunications Modules Ltd., an ATM networking equipment company, since May 1996. From May 1990 until April 1994, Mr. Vought was Vice President, Chief Financial Officer and Secretary of MicroPower Systems, Inc., an analog and mixed signal semiconductor company. Mr. Vought is a director of several privately held companies. Mr. Vought holds a B.S. degree and a B.A. degree from the University of Pennsylvania and a M.B.A. degree from Harvard University.

TERM OF OFFICE OF DIRECTORS AND OFFICERS

     The Company's Bylaws and Certificate of Incorporation provide that effective as of the date of the first regularly scheduled meeting of the stockholders following the date on which the Company becomes subject to the periodic requirements of the Securities Exchange Act of 1934, as amended, the directors of the Company will be divided into three classes equal in size with each class elected to a staggered three-year term. Each director will hold office until the expiration of the term of his or her respective class and until his or her respective successor has been duly elected and qualified.

BOARD COMMITTEES

     In March 1997, the Board established an Audit Committee and a Compensation Committee. The Audit Committee, currently comprised of directors Randall Lunn, Poh Chuan Ng and Andrew Vought, recommends to the Board of Directors the engagement of the Company's independent accountants and reviews with the accountants the plan, scope and results of their examination of the consolidated financial statements. The Compensation Committee, currently comprised of directors Friedrich Bornikoel and Andrew Vought, reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers, directors and consultants to the Company.

DIRECTOR COMPENSATION

     Beginning April 1, 1997, nonemployee members of the Company's Board of Directors ("Outside Directors") receive an annual fee of $10,000 plus $1,000 for each board meeting attended in person for their services as directors. Prior to that time, directors did not receive compensation for services as directors.

     The Company's 1997 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in March 1997. A total of 50,000 shares of Common Stock has been reserved for issuance under the Director Plan. However, an annual increase will be made to the Director Plan on each anniversary date of adoption of the Director Plan, in an amount equal to the number of shares underlying options granted in the immediately preceding year or a lesser amount determined by the Board. Each Outside Director of the Company was granted an initial option to purchase 5,000 shares of Common Stock upon the effective date of the Director Plan and each person who becomes an Outside Director after that date will automatically be granted an initial option to purchase 10,000 shares of Common Stock. Each Outside Director will automatically be granted subsequent annual options to purchase 5,000 additional shares of Common Stock under the Director Plan on the date of each annual meeting of stockholders. All such options have an exercise price equal to the fair market value of the Common Stock at the date of grant, have a term of ten years and vest monthly over one year from the date of grant. Options granted under the Director Plan are not transferable unless approved by the Board. The Company's Director Plan will terminate in 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the years ended December 31, 1996 and 1997 for the Company's Chief Executive Officer and the Company's most highly compensated other executive officers whose salary and bonus for 1997 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                                                      ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                                      --------------------    UNDERLYING    COMPENSATION
         NAME AND PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)    OPTIONS(#)        ($)
         ---------------------------           ----   ---------   --------   ------------   ------------
Robert Schneider.............................  1997    190,000     75,000      120,000          1,935(1)
  Managing Director of German subsidiary       1996    154,800     84,415       50,577          1,935(1)
Steven Humphreys(3)..........................  1997    190,000     75,000           --             --
  President and Chief Executive Officer        1996     76,064     17,258      276,570             30(1)
Bernd Meier..................................  1997    190,000     75,000      120,000          1,935(1)
  Chief Operations Officer and Managing        1996    154,800    125,807      201,026          1,935(1)
  Director of German subsidiary
Nicholas Efthymiou...........................  1997    118,333     25,344       50,000         13,280(2)
  Vice President, U.S. Sales and               1996    100,000     30,458       75,544         11,357(2)
     Business Development
John Niedermaier(4)..........................  1997    108,750     20,164       80,000             --
  Vice President, Finance and Chief Financial  1996         --         --           --             --
     Officer

---------------
(1) Represents payments of life insurance premiums.

(2) Represents payments of a housing and auto allowance of $13,250 and 11,327 for 1997 and 1996, respectively, and life insurance premiums of $30 for both 1997 and 1996.

(3) Mr. Humphreys began working at the Company in August 1996.

(4) Mr. Niedermaier began working at the Company in April, 1997.

     Option Grants During 1997. The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during 1997.

                                          INDIVIDUAL GRANTS
                          --------------------------------------------------     POTENTIAL REALIZABLE
                                        PERCENT OF                                 VALUE AT ASSUMED
                                          TOTAL                                    ANNUAL RATES OF
                          NUMBER OF      OPTIONS                                     STOCK PRICE
                          SECURITIES    GRANTED TO    EXERCISE                     APPRECIATION FOR
                          UNDERLYING    EMPLOYEES      PRICE                        OPTION TERM(2)
                           OPTIONS          IN          PER       EXPIRATION    ----------------------
          NAME             GRANTED         1997       SHARE($)     DATE(1)       5%($)        10%($)
          ----            ----------    ----------    --------    ----------    -------      ---------
Robert Schneider........    35,000         4.35         8.10      6/10/2007     178,500        450,450
                            85,000        10.57         9.50      8/11/2007     508,300      1,283,500
Steven Humphreys........        --           --           --             --          --             --
Bernd Meier.............    35,000         4.35         8.10      6/10/2007     178,500        450,450
                            85,000        10.57         9.50      8/11/2007     508,300      1,283,500
Nicholas Efthymiou......    50,000         6.22         9.50      8/11/2007     299,000        755,000
John Niedermaier........    80,000         9.94         5.72       4/4/2007     288,000        727,200

---------------

(1) Options generally vest as to 25% of the shares one year from the date of grant and monthly thereafter for the succeeding 36 months. Options may generally be exercised ahead of vesting, subject to a right of the Company to repurchase the unvested portion of the shares if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability prior to the shares vesting.
(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future Common Stock prices. The actual value realized may be greater or less than the potential realizable values set forth in the table.

     Year-End Option Values. The following table sets forth, for each of the Named Executive Officers, the year-end value of unexercised options as of December 31, 1997:

                                         NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED       VALUE(1) OF UNEXERCISED IN-THE-
                                       OPTIONS AT YEAR-END(#):        MONEY OPTIONS AT YEAR-END($):
               NAME                  EXERCISABLE/UNEXERCISABLE(1)     EXERCISABLE/UNEXERCISABLE(2)
               ----                  ----------------------------    -------------------------------
Robert Schneider...................        0/120,000                        0/1,789,000
Steven Humphreys...................     97,952/178,618                  2,341,052/4,268,970
Bernd Meier........................        0/120,000                        0/1,789,000
Nicholas Efthymiou.................        0/50,000                          0/725,000
John Niedermaier...................        0/80,000                         0/1,462,400

---------------
(1) Options are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of the Company, and may not be sold by an optionee until the shares vest. Options indicated as "Exercisable" are those options which were both vested and exercisable as of December 31, 1997. All other options are indicated as "Unexercisable."

(2) Market value of underlying securities at year-end minus the exercise price.

EMPLOYMENT CONTRACTS

     The Company's German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each agreement continues for an indefinite term and each party may terminate the agreement at any time with six months notice. Each executive receives an annual base salary of $190,000 and an annual bonus of up to $75,000. Furthermore, each executive is subject to a non-compete provision for a period of one year after the termination of employment.

     In addition, the Company has entered into an employment agreement, dated June 2, 1995, with Mr. LeRoux. The initial salary under the agreement is FF 475,000 (approximately $82,000) per year, including a bonus of FF 70,000 (approximately $12,000). Either party may terminate the agreement at any time.

EMPLOYEE STOCK PLANS

  1997 Stock Plan

     The Company's 1997 Stock Plan (the "1997 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The 1997 Plan was approved by the Board of Directors in March 1997, and by the stockholders in April 1997. Unless terminated sooner, the 1997 Plan will terminate automatically in March 2007. A total of 1,000,000 shares of Common Stock are currently reserved for issuance and options to purchase 804,500 shares have been issued pursuant to the 1997 Plan. An annual increase will be made to the 1997 Plan on each anniversary date of the adoption of the 1997 Plan, in an amount equal to the lesser of 500,000 shares, three percent of the outstanding shares on such date, or a lesser amount determined by the Board.

     The 1997 Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"), which Committee shall, in the case of options intended to qualify as "performance-based compensation" within the meaning of
Section 162(m) of the Internal Revenue Code, consist of two or more "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The Committee has the power to amend, suspend or terminate the 1997 Plan (provided that no such action may affect any share of Common Stock previously issued and sold or any option or SPR previously granted under the 1997 Plan), to determine the terms of the options and SPRs granted, including the exercise price, the number of shares subject to each or SPR option, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the Committee has the authority to prescribe, amend and rescind rules and regulations relating to the 1997 Plan. Pursuant to this authority, the Committee has approved the 1997 Stock Option Plan for French Employees (the "French Plan") in April 1997, pursuant to which stock options that qualify for preferential tax treatment under French tax law may be granted. The French Plan will be submitted to the Company's stockholders for their approval.

     Options and SPRs granted under the 1997 Plan are not generally transferable by the optionee, and each option and SPR is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1997 Plan must generally be exercised within three months of the end of optionee's status as an employee or consultant of the Company, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. In case of SPRs, unless the Committee determines otherwise, the Restricted Stock Purchase Agreement shall grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with the Company for any reason (including death or disability). The purchase price for Shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option shall lapse at a rate determined by the Committee. The exercise price of options granted under the 1997 Plan is determined by the Committee, but with respect to incentive stock options, and nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. The term of options granted under the 1997 Plan generally may not exceed ten years.

     The 1997 Plan provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company's assets or a like transaction involving the Company, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted for as described in the preceding sentence, the Optionee shall fully vest in and have the right to exercise the option or SPR as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable. If the Administrator makes an option or SPR fully vested and exercisable in the event of a merger or sale of assets, the Administrator shall notify the optionee that the option or SPR shall be fully vested and exercisable for a specified period from the date of such notice, and the option or SPR will terminate upon the expiration of such period.

  1997 Employee Stock Purchase Plan

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in March 1997 and by the stockholders in April 1997. A total of 175,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. However, an annual increase will be made to the Purchase Plan on each anniversary date of the adoption of the Purchase Plan, in an amount equal to the lesser of 150,000 shares, one percent of the outstanding shares on such date, or a lesser amount determined by the Board. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is implemented by consecutive overlapping twenty-four month offering periods beginning on the first trading day on or after May 1 and November 1 each year, except for the first such offering period which commenced on February 1, 1998 and ends on the last trading day on or after April 30, 1999. Each offering period contains four purchase periods of approximately six months duration during which a participant may accumulate payroll deductions and purchase Common Stock. The Purchase Plan is administered by the Board of Directors or by a committee appointed by the Board. Employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions of up to 10% of an employee's compensation (including commissions, overtime and other bonuses and incentive compensation), up to a maximum of $5,000 for each purchase period. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the applicable purchase period. Employees may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with the Company.

     Rights granted under the Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the Purchase Plan. The Purchase Plan provides that, in the event of a merger of the Company with or into another corporation or a sale of all or substantially all of the Company's assets, each participant's right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation. If the successor corporation refuses to undertake such an assumption or substitution, the Board of Directors shall shorten the offering period then in progress (so that employees' rights to purchase stock under the Purchase Plan are exercised prior to the merger or sale of assets). The Purchase Plan will terminate in 2007. The Board of Directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Purchase Plan.

  1997 Employee Stock Purchase Plan for Non-U.S. Employees

     The 1997 Employee Stock Purchase Plan for Non-U.S. Employees (the "International Purchase Plan") was adopted by the Board of Directors in April 1997. The number of shares reserved for issuance under the International Purchase Plan equals the number of shares reserved for issuance under the Purchase Plan, but not yet issued. The terms of the International Purchase Plan are substantially similar to those of the Purchase Plan, except that employees need not be customarily employed by the Company or a participating subsidiary for at least 20 hours per week and more than five months per calendar year to participate. The International Purchase Plan is not intended to qualify under
Section 423 of the Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 6, 1998 for: (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company prior to this offering; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
                  NAME OF BENEFICIAL OWNER                     NUMBER      PERCENT
                  ------------------------                    ---------    -------
(APM) AlpinvestInternational B.V.(2)........................    784,128      7.3
  Gooimeer 3
  P.O. Box 5073
  1410 AB Naarden, The Netherlands
Telenor Venture AS(3).......................................    724,965      6.7
  P.O. Box 6701, St. Olavs plass
  N-0130 Oslo, Norway
TVM Techno Venture Management GmbH(5).......................    667,857      6.2
  c/o Friedrich Bornikoel
  Tolzerstrasse 12A
  82031 Grunwald Germany
Robert Schneider(4).........................................    615,944      5.7
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Gemplus(8)..................................................    600,000      5.4
  Z.I. Athelia III-Voie Antiope
  13705 La Ciotat Cedex 8, France
Bernd Meier(6)..............................................    546,487      5.1
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Vertex Investment (II) Ltd.(7)..............................    580,187      5.4
  83, Science Park Drive
  #01-01/02
  Singapore 0511
Steven Humphreys(9).........................................    276,570      2.5
John Niedermaier(10)........................................     23,333        *
Nicholas Efthymiou(11)......................................    219,591      2.0
Friedrich Bornikoel(12).....................................    687,857      6.4
Bruce Graham(13)............................................      5,000        *
Randall Lunn(14)............................................    672,857      6.3
Poh Chuan Ng(15)............................................      5,000        *
Andrew Vought(16)...........................................      5,000        *
Other Selling Stockholders..................................         **       **
All directors and executive officers as a group (12
  persons)(17)..............................................  2,326,948     21.7%

------------------
 *  Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable but not necessarily vested within 60 days of April 30, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

 (2) Includes warrants to purchase 5,537 shares of Common Stock.

 (3) Includes warrants to purchase 50,000 shares of Common Stock.

 (4) Includes 32,010 shares held by Robert Schneider's wife, Ursula Schneider.

 (5) Includes: (i) warrants to purchase 2,872 shares of Common Stock, (ii) 259,315 shares held by TVM Eurotech Ltd. and (iii) warrants to purchase 1,845 shares of Common Stock exercisable before April 15, 2003 held by TVM Eurotech Ltd. TVM Techno Venture Management provides certain advisory services to (APM) Alpinvest International B.V. but disclaims beneficial ownership of shares held by such entity.

 (6) Includes: (i) 16,005 shares held by Bernd Meier's wife, Sonja Meier, (ii) 131,243 shares held in trust for Nicholas Efthymiou, and (iii) options to purchase 9,000 shares of Common Stock exercisable within 60 days of April 30, 1998.

 (7) Includes warrants to purchase 8,017 shares of Common Stock.

 (8) Shares beneficially owned prior to offering includes warrants to purchase 400,000 shares of Common Stock exercisable before September 1998.

 (9) Includes options to purchase 276,570 shares of Common Stock exercisable within 60 days of April 30, 1998, 132,523 of which will be vested as of such date and the remainder of which will be subject to repurchase by the Company until vested.

(10) Includes options to purchase 23,333 shares of Common Stock exercisable within 60 days of April 30, 1998.

(11) Includes 131,243 shares held by Bernd Meier in trust for the benefit of Mr. Efthymiou.

(12) Includes: (i) 667,857 shares held by TVM Techno Venture Management GmbH. Mr. Bornikoel is a partner of TVM Techno Venture Management GmbH. Mr. Bornikoel disclaims beneficial ownership of shares beneficially owned by such entity except to the extent of his pecuniary interest therein and (ii) options to purchase 20,000 shares of Common Stock exercisable within 60 days of April 30, 1998. TVM Techno Venture Management provides certain advisory services to (APM) AlpinvestInternational B.V. but disclaims beneficial ownership of shares held by such entity.

(13) Includes options to purchase 5,000 shares of Common Stock exercisable within 60 days of April 30, 1998.

(14) Includes: (i) 667,857 shares held by TVM Techno Venture Management GmbH. Mr. Lunn is a partner of TVM Techno Venture Management L.P. Mr. Lunn disclaims beneficial ownership of shares beneficially owned by such entity except to the extent of his pecuniary interest therein and (ii) options to purchase 5,000 shares of Common Stock exercisable within 60 days of April 30, 1998. TVM Techno Venture Management provides certain advisory services to (APM) AlpinvestInternational B.V. but disclaims beneficial ownership of shares held by such entity.

(15) Includes options to purchase 5,000 shares of Common Stock exercisable within 60 days of April 30, 1998.

(16) Includes: options to purchase 5,000 shares of Common Stock exercisable within 60 days of April 30, 1998.

(17) Includes shares and exercisable options and warrants which may be deemed to be beneficially owned by certain directors and executive officers. See Notes 4, 6, 9, 10, 11, 12, 13, 14, 15 and 16 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, Robert Schneider loaned to the Company various amounts up to approximately DM 240,000 (approximately $145,000). These loans accrued interest at 8.5% per annum and were due on demand. As of December 31, 1996, the amount outstanding under these loans was approximately DM 100,000 (approximately $69,000) and, as of December 31, 1997, all such loans had been repaid.

     In March 1997, the Company and Intel entered into a three-year development and license agreement. As part of this arrangement, Intel made an equity investment of $2.0 million in the Company and, as of December 31, 1997, beneficially owned approximately 3.5% of the Company's Common Stock.

     In May 1997, the Company and Telenor entered into a development and supply agreement. As part of this agreement, Telenor purchased 640,000 shares of Preferred Stock for approximately $5.5 million, received

34,965 additional shares of Preferred Stock in exchange for certain technology rights and received a warrant to purchase an additional 194,930 shares of Preferred Stock for $8.58 per share.

     During 1995, 1996 and 1997, the Company purchased contract manufacturing services totaling $3.5 million, $3.3 million and $3.4 million, respectively, from ICS. Poh Chuan Ng, a director of the Company, served as Director, Business Development for ICS from September 1994 through May 1997. The Company recently entered into a non-binding letter of intent to acquire ICS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed with Report

        1.  Financial Statements

           The following Consolidated Financial Statements and Report of Independent Public Accountants are incorporated by reference to page F-1 through F-18 of this Form 10-K.

           The consolidated balance sheets for the years ended December 31, 1996 and 1997, and the consolidated statements of operations, statements of stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997, together with the notes thereto.

           The report of KPMG Peat Marwick, independent public accountants, dated February 13, 1998.

        2.  Financial Statement Schedules

           The following financial statement schedules should be read in conjunction with the consolidated financial statements and the notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               BALANCE AT                              BALANCE AT
                                                              BEGINNING OF                               END OF
                             CLASSIFICATION                      PERIOD      ADDITIONS   DEDUCTIONS      PERIOD
                             --------------                   ------------   ---------   -----------   ----------
            Allowance for returns and doubtful accounts
              Year ended December 31, 1995..................       28            65          --            93
              Year ended December 31, 1996..................       93           159          42           210
              Year ended December 31, 1997..................      210            54          76           188

            Warranty accrual
              Year ended December 31, 1995..................       --            84          --            84
              Year ended December 31, 1996..................       84            19          --           103
              Year ended December 31, 1997..................      103            40          42           101

        3.  Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
-----------    ------------------------------------------------------------
    3.1*       Fourth Amended and Restated Certificate of Incorporation.
    3.2*       Bylaws, as amended, of Registrant.
    4.1*       Form of Registrant's Common Stock Certificate.
    9.1*       Form of Director and Officer Indemnification Agreement.
    9.2*       1997 Stock Plan.
   10.1*       1997 Employee Stock Purchase Plan.

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
-----------    ------------------------------------------------------------
   10.4*       1997 Director Option Plan.
   10.5*       1997 Stock Option Plan for French Employees.
   10.6*       1997 Employee Stock Purchase Plan for Non-U.S. Employees.
   10.7**      Revolving Credit Loan and Security Agreement, dated
               September 26, 1997, between Registrant and Comerica Bank.
   10.8*       Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
   10.9*       Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
   10.10*      Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
   10.11*      Lease, dated September 29, 1994, between Registrant and Los
               Gatos Business Park.
   10.12*      Sublease Agreement, dated December 17, 1996, between
               Intermart Systems, Inc. and Registrant.
   10.13*      Lease, dated September 30, 1994, between Registrant and
               Olbrich Franz.
   10.14*      Amended and Restated Stockholders' Agreement, dated April
               11, 1997, between Registrant and certain investors.
   10.15*      Form of Employment Agreement between SCM GmbH and Messrs.
               Schneider and Meier.
   10.16*      Employment Agreement, dated May 15, 1995, between Registrant and Jean-Yves Le Roux.
   10.17*+     Commitment Instrument, dated August 7, 1996, among France
               Telecom, Matra Communication, Registrant and Matra MHS.
   10.18*+     Teaming Agreement, dated October 6, 1995, between
               Temic/Matra MHS, Matra Communication and Registrant.
   10.19*+     Development Agreement, dated March 6, 1997, between Intel
               Corporation and Registrant.
   10.20*+     Technology Development and License Agreement, dated
               September 27, 1996, between Registrant and Sun Microsystems,
               Inc.
   10.21*      Cooperation Contract, dated March 25, 1996, between
               Registrant and Stocko Metallwarenfabriken Henkels and Sohn
               GmbH & Co.
   10.22*+     Development and Supply Agreement, dated October 9, 1996,
               between BetaDigital Gesellschaft fur digitale Fernsehdienste
               mbH and Registrant.
   10.23*      Framework Contract, dated December 23, 1996, between Siemens
               Nixdorf Informationssysteme AG and Registrant.
   10.24*      B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
   10.25*      Technology Option Agreement, dated January 31, 1997, between
               Wolfgang Neifer and Registrant.
   10.26*+     Development and Supply Agreement, dated May 15, 1997,
               between Telenor Conax and Registrant.
   10.27*+     Manufacturer's Sales Representative Agreement, dated
               December 8, 1994, between Registrant and AGM.
   10.28*      License Agreement, dated September 5, 1997, between the
               Registrant and Gemplus.
   10.29*      Warrant Issuance and Common Stock Agreement, dated September
               5, 1997, between the Registrant and Gemplus.
   10.30*      Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
   10.31*      Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
   10.32*      Waiver and Amendment to Amended and Restated Stockholders'
               Agreement dated September 5, 1997.

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
-----------    ------------------------------------------------------------
   11.1        Statement of computation of earnings per share.
   21.1*       Subsidiaries of the Registrant.
   23.1        Consent of KPMG Peat Marwick LLP, Independent Certified
               Public Accountants .
   27.1        Financial Data Schedule.

---------------

  * Filed previously as an exhibit to the Company's Registration Statement on Form S-1 (SEC Registration No. 333-29073).

 ** Filed previously as an exhibit to the Company's Quarterly Report on Form
    10-Q for the quarter ended September 30, 1997 (See File No. 000-22689).

  + Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section Section 200.80(b)(4),
    200.83 and 230.46.

     (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

     (c) See response to Item 14(a)(3) above.

     (d) See response to Item 14(a)(2) above.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditor's Report................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1995, 1996 and 1997......  F-5
Consolidated Statements of Cashflow for the years ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SCM Microsystems, Inc.:

     We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Palo Alto, California
February 13, 1998

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 2,593    $25,552
  Short-term investments....................................       --     30,336
  Accounts receivable, less allowance of $210 and $188 in
     1996 and 1997, respectively............................    5,237      6,607
  Inventories...............................................    2,279      3,392
  Prepaid expenses..........................................      519        302
                                                              -------    -------
          Total current assets..............................   10,628     66,189
Property and equipment, net.................................      818      1,162
Other assets, net...........................................       13         14
                                                              -------    -------
                                                              $11,459    $67,365
                                                              =======    =======

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable.............................................  $ 5,896    $     9
  Related party debt........................................    2,350         --
  Accounts payable..........................................    3,351      4,308
  Accrued payroll and related expenses......................      458        660
  Other accrued expenses....................................      360        611
  Income taxes payable......................................       --        305
                                                              -------    -------
          Total current liabilities.........................   12,415      5,893
                                                              -------    -------
Commitments and contingencies
Redeemable convertible preferred stock; $0.001 par value;
  6,000,000 and 10,000,000 shares authorized at December 31,
  1996 and 1997, respectively; 1,211,914 and no shares
  issued outstanding at December 31, 1996 and 1997,
  respectively; (liquidation preference of $4,642 at
  December 31, 1996)........................................    5,068         --
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value; 854,038 and
  no shares issued and outstanding at December 31, 1996 and
  1997, respectively........................................        1         --
Common stock, $0.001 par value; 19,000,000 and 40,000,000
  shares authorized at December 31, 1996 and 1997,
  respectively; 1,280,414 and 10,714,978 shares issued and
  outstanding at December 31, 1996 and 1997, respectively...        1         11
Additional paid-in capital..................................    2,387     69,902
Deferred stock compensation.................................     (224)      (125)
Accumulated deficit.........................................   (8,015)    (7,714)
Cumulative translation adjustment...........................     (174)      (602)
                                                              -------    -------
          Total stockholders' equity (deficit)..............   (6,024)    61,472
                                                              -------    -------
                                                              $11,459    $67,365
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Net sales...................................................  $18,066    $21,520    $27,769
Cost of sales...............................................   15,771     14,880     17,524
                                                              -------    -------    -------
     Gross profit...........................................    2,295      6,640     10,245
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................    1,399      2,386      2,940
  Sales and marketing.......................................    2,057      3,230      4,221
  General and administrative................................    1,439      2,004      2,494
  Settlement of patent claim................................       --         --        515
                                                              -------    -------    -------
     Total operating expenses...............................    4,895      7,620     10,170
                                                              -------    -------    -------
     Income (loss) from operations..........................   (2,600)      (980)        75
Interest income (expense), net..............................     (337)      (304)       866
Foreign currency transaction gains..........................       11        174        467
                                                              -------    -------    -------
     Income (loss) before income taxes......................   (2,926)    (1,110)     1,408
Provision for income taxes..................................       --         --        305
                                                              -------    -------    -------
     Net income (loss)......................................   (2,926)    (1,110)     1,103
Accretion on redeemable convertible preferred stock.........     (139)      (287)      (802)
                                                              -------    -------    -------
     Net income (loss) applicable to common stockholders....  $(3,065)   $(1,397)   $   301
                                                              =======    =======    =======
Earnings (loss) per share information:
     Basic net income (loss) per share......................  $ (2.39)   $ (1.09)   $  0.08
                                                              =======    =======    =======
     Diluted net income (loss) per share....................  $ (2.39)   $ (1.09)   $  0.06
                                                              =======    =======    =======
     Shares used to compute basic net income (loss) per
       share................................................    1,280      1,280      3,819
                                                              =======    =======    =======
     Shares used to compute diluted net income (loss) per
       share................................................    1,280      1,280      5,015
                                                              =======    =======    =======
     Pro forma information:
          Net income applicable to common stockholders......                        $ 1,103
                                                                                    =======
          Pro forma diluted net income per share............                        $  0.14
                                                                                    =======
          Shares used to compute pro forma diluted net
            income per share................................                          7,649
                                                                                    =======

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    CONVERTIBLE
                                     PREFERRED
                                 STOCK -- SERIES A      COMMON STOCK      ADDITIONAL     DEFERRED                   CUMULATIVE
                                 -----------------   ------------------    PAID-IN        STOCK       ACCUMULATED   TRANSLATION
                                  SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL     COMPENSATION     DEFICIT     ADJUSTMENT
                                 --------   ------   ----------  ------   ----------   ------------   -----------   -----------
Balances as of December 31,
  1994.........................   854,038    $ 1      1,280,414   $ 1      $ 1,761        $  --         $(3,553)       $(238)
  Redeemable convertible
    preferred stock, Series B
    additional paid-in
    capital....................        --     --             --    --          249           --              --           --
  Foreign currency translation
    adjustment.................        --     --             --    --           --           --              --           84
  Net loss.....................        --     --             --    --           --           --          (2,926)          --
  Accretion on redeemable
    convertible preferred
    stock, Series B............        --     --             --    --           --           --            (139)          --
                                 --------    ---     ----------   ---      -------        -----         -------        -----
Balances as of December 31,
  1995.........................   854,038      1      1,280,414     1        2,010           --          (6,618)        (154)
  Deferred compensation related
    to grants of stock
    options....................        --     --             --    --          377         (377)             --           --
  Amortization of deferred
    stock compensation.........        --     --             --    --           --          153              --           --
  Foreign currency translation
    adjustment.................        --     --             --    --           --           --              --          (20)
  Net loss.....................        --     --             --    --           --           --          (1,110)          --
  Accretion on redeemable
    convertible preferred
    stock, Series B............        --     --             --    --           --           --            (287)          --
                                 --------    ---     ----------   ---      -------        -----         -------        -----
Balances as of December 31,
  1996.........................   854,038      1      1,280,414     1        2,387         (224)         (8,015)        (174)
  Issuance of common stock upon
    exercise of options and
    warrants...................        --     --        680,531     1           58           --              --           --
  Common stock warrants issued
    in settlement of patent
    claim......................        --     --             --    --          453           --              --           --
  Sale of common stock, net of
    issuance costs.............        --     --      3,955,500     4       45,361           --              --           --
  Accretion on redeemable
    convertible preferred
    stock, prior to
    conversion.................        --     --             --    --           --           --            (802)          --
  Conversion of convertible
    preferred stock, Series A,
    to common stock............  (854,038)    (1)       854,038     1           --           --              --           --
  Conversion of redeemable
    convertible preferred
    stock, Series B through F,
    to common stock............        --     --      3,944,495     4       21,643           --              --           --
  Amortization of deferred
    stock compensation.........        --     --             --    --           --           99              --           --
  Foreign currency translation
    adjustment.................        --     --             --    --           --           --              --         (428)
  Net income...................        --     --             --    --           --           --           1,103           --
                                 --------    ---     ----------   ---      -------        -----         -------        -----
Balances as of December 31,
  1997.........................        --    $--     10,714,978   $11      $69,902        $(125)        $(7,714)       $(602)
                                 ========    ===     ==========   ===      =======        =====         =======        =====


                                      TOTAL
                                  STOCKHOLDERS'
                                 EQUITY (DEFICIT)
                                 ----------------
Balances as of December 31,
  1994.........................      $(2,028)
  Redeemable convertible
    preferred stock, Series B
    additional paid-in
    capital....................          249
  Foreign currency translation
    adjustment.................           84
  Net loss.....................       (2,926)
  Accretion on redeemable
    convertible preferred
    stock, Series B............         (139)
                                     -------
Balances as of December 31,
  1995.........................       (4,760)
  Deferred compensation related
    to grants of stock
    options....................           --
  Amortization of deferred
    stock compensation.........          153
  Foreign currency translation
    adjustment.................          (20)
  Net loss.....................       (1,110)
  Accretion on redeemable
    convertible preferred
    stock, Series B............         (287)
                                     -------
Balances as of December 31,
  1996.........................       (6,024)
  Issuance of common stock upon
    exercise of options and
    warrants...................           59
  Common stock warrants issued
    in settlement of patent
    claim......................          453
  Sale of common stock, net of
    issuance costs.............       45,365
  Accretion on redeemable
    convertible preferred
    stock, prior to
    conversion.................         (802)
  Conversion of convertible
    preferred stock, Series A,
    to common stock............           --
  Conversion of redeemable
    convertible preferred
    stock, Series B through F,
    to common stock............       21,647
  Amortization of deferred
    stock compensation.........           99
  Foreign currency translation
    adjustment.................         (428)
  Net income...................        1,103
                                     -------
Balances as of December 31,
  1997.........................      $61,472
                                     =======

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(2,926)   $(1,110)   $  1,103
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      135        445         563
     Interest on subordinated stockholder loans converted to
       equity...............................................      242         --          --
     Amortization of deferred stock compensation............       --        153          99
     Non-cash charges from issuance of warrants.............       --         --         453
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (2,816)      (991)     (1,798)
       Inventories..........................................     (800)       (75)     (1,341)
       Prepaid expenses.....................................      (99)      (582)        (54)
       Accounts payable.....................................    1,983        370       1,279
       Accrued expenses.....................................      390        116         574
       Income taxes payable.................................       --         --         305
                                                              -------    -------    --------
          Net cash provided by (used in) operating
            activities......................................   (3,891)    (1,674)      1,183
                                                              -------    -------    --------
Cash flows used in investing activities:
  Capital expenditures......................................     (524)      (643)       (802)
  Purchases of short-term investments.......................       --         --     (30,336)
                                                              -------    -------    --------
          Net cash used in investing activities.............     (524)      (643)    (31,138)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from notes payable...............................    1,253      5,011         380
  Payments on notes payable and long-term debt..............      (59)    (1,531)     (3,664)
  Proceeds from long-term debt..............................    1,509         --          --
  Proceeds from issuance of redeemable preferred stock......       --         --      11,437
  Proceeds from issuance of equity, net.....................    2,441         --      45,424
  Proceeds from line of credit..............................       --      1,000          --
                                                              -------    -------    --------
          Net cash provided by financing activities.........    5,144      4,480      53,577
                                                              -------    -------    --------
Effect of exchange rates on cash............................      (60)      (309)       (663)
                                                              -------    -------    --------
Net increase in cash........................................      669      1,854      22,959
Cash and cash equivalents at beginning of period............       70        739       2,593
                                                              -------    -------    --------
Cash and cash equivalents at end of period..................  $   739    $ 2,593    $ 25,552
                                                              =======    =======    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period -- interest...................  $   191    $   313    $    105
                                                              =======    =======    ========
  Noncash financing activities:
     Interest accretion on redeemable convertible preferred
       stock................................................  $    --    $   287    $    802
                                                              =======    =======    ========
     Conversion of related party and non-related party debt
       into redeemable convertible preferred stock..........  $ 2,301    $    --    $  4,330
                                                              =======    =======    ========
     Conversion of redeemable convertible preferred stock
       into common stock....................................  $    --    $    --    $ 21,647
                                                              =======    =======    ========
     Conversion of convertible preferred stock into common
       stock................................................  $    --    $    --    $  1,622
                                                              =======    =======    ========

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SCM Microsystems designs, develops and sells standards-compliant hardware, firmware and software products and technologies used in smart card and other token-based network security and conditional access systems. The Company currently sells its products to a number of OEM customers. The Company maintains its U.S. headquarters in California and maintains its international headquarters in Germany.

     During 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business.

  Reincorporation

     From inception in 1990 until December 1996, the Company was incorporated in Germany. During 1993, the Company formed a U.S. subsidiary which is incorporated in Delaware.

     In December 1996, the Company incorporated a holding company in the state of Delaware and entered into a stock exchange agreement with the stockholders of the German corporation. The Board of Directors approved an exchange of one share in the German corporation for 6.4021 shares in the new Delaware corporation which effected a 6.4021 for 1 stock split of common and preferred stock. The Certificate of Incorporation of the Delaware corporation authorizes 19,000,000 shares of common stock at $0.001 par value per share and 6,000,000 shares of preferred stock at $0.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation and stock split.

  Initial Public Offering of Common Stock

     In October 1997, the Company completed an offering of its capital stock pursuant to a Registration Statement on Form S-1 ("IPO"), whereby the Company sold 3,755,500 shares of Common Stock to the public at a price of $13.00 per share. The net proceeds to the Company from the IPO were $43,722,000.

  Principles of Consolidation

     The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid debt securities with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are stated at amortized cost which approximates fair market value.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

  Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximates their fair market value due to the short maturities of these instruments. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable.

     The Company sells its products to a diversified group of customers which are typically large OEM computer manufacturers located mainly in the United States and Europe. The Company extends credit based on an evaluation of each customer's financial condition and generally requires no collateral from its customers. Credit losses, if any, have been provided for in the consolidated financial statements and have been within management's expectation.

  Inventories

     Inventories are stated at the lower of cost or market, using the first-in, first-out method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the respective assets or the lease term, generally three to seven years.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Revenue Recognition

     Revenue from product sales is recognized upon product shipment. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped.

     Nonrecurring engineering contract revenue is recognized using the percentage of completion method.

  Stock-Based Compensation

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

  Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiary is the local foreign currency. The Company translates the assets and liabilities of its foreign subsidiary to U.S. dollars at the rates of exchange in effect at the end of the year. Net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are included in stockholders' equity (deficit) in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income except for exchange gains and losses stemming from intercompany transactions that are not expected to be settled in the foreseeable future. In 1997 substantially all of the foreign currency transaction gains of $467,000 relate to intercompany sales from the German subsidiary to its U.S. affiliates. Included in the cumulative translation adjustment account as of December 31, 1997 is approximately $310,000 of exchange losses on an intercompany loan from the U.S. parent company to the German subsidiary that is not intended to be settled in the foreseeable future.

  Earnings Per Share

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). In accordance with SFAS No. 128, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the year ended December 31, 1997 (in thousands except for per share amounts):

Basic EPS -- weighted average number of common shares
  outstanding...............................................  3,819
Effect of dilutive common equivalent shares:
  Series A convertible preferred stock prior to conversion
     into common stock......................................    655
  Stock options outstanding.................................    400
  Stock warrants outstanding................................    141
                                                              -----
Diluted EPS -- weighted average number of common shares and
  common equivalent shares outstanding......................  5,015
                                                              =====

     Excluded from the computation of diluted EPS for the year ended December 31, 1997 are the common equivalent shares resulting from the assumed conversion of the redeemable convertible preferred stock, because their effects were antidilutive prior to their conversion into common stock on October 7, 1997. Had the redeemable convertible preferred stock, converted into common stock on January 1, 1997, or their respective dates of issuance if later, the diluted EPS for the year ended December 31, 1997 would have been $0.14 per share based on net income of $1,103,000 and a weighted-average number of common shares and common equivalent shares outstanding of 7,649,000.

  Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement establishes standards for the way public business enterprises are to

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The fair value of investments included in cash equivalents and short-term investments as of December 31, 1997 is as follows (in thousands):

Commercial Paper...........................................  $31,244
Certificates of Deposit....................................    8,699
Corporate Bonds............................................    4,002
Corporate Notes............................................    2,611
Treasury Notes.............................................      900
Municipal Obligations......................................    2,899
                                                             -------
                                                             $50,355
                                                             =======
Amounts included in:
  Cash and cash equivalents................................  $20,019
  Short-term investments...................................   30,336
                                                             -------
                                                             $50,355
                                                             =======

     The contractual maturities of available-for-sale debt securities included in short term investments as of December 31, 1997, is as follows (in thousands):

Due within one year........................................  $28,937
Due after one year through two years.......................    1,399
                                                             -------
                                                             $30,336
                                                             =======

 3. BALANCE SHEET COMPONENTS

     A summary of balance sheet components is as follows (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1996      1997
                                                     ------    ------
Inventories:
  Raw materials....................................  $1,615    $1,704
  Finished goods...................................     664     1,688
                                                     ------    ------
                                                     $2,279    $3,392
                                                     ======    ======
Property and equipment:
  Furniture, fixtures, and office equipment........  $1,070    $1,541
  Purchased software...............................     204       366
                                                     ------    ------
                                                      1,274     1,907
  Less accumulated depreciation....................     456       745
                                                     ------    ------
                                                     $  818    $1,162
                                                     ======    ======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

 4. NOTES PAYABLE AND RELATED PARTY DEBT

     Notes payable consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                       --------------
                                                        1996     1997
                                                       ------    ----
Nonconvertible loans.................................  $2,580    $--
Convertible notes payable, Series C..................   1,959     --
Line of credit.......................................   1,000     --
Notes payable to banks...............................     357      9
                                                       ------    ---
                                                       $5,896    $ 9
                                                       ======    ===

     Related party debt consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                       --------------
                                                        1996     1997
                                                       ------    ----
Convertible notes payable Series C -- related
  party..............................................  $  627    $--
Convertible notes payable Series D -- related
  party..............................................   1,654     --
Stockholder loans....................................      69     --
                                                       ------    ---
                                                       $2,350    $--
                                                       ======    ===

  Nonconvertible Loans

     In October 1993, the Company's German subsidiary entered into a Deutsche Mark (DM) 1,000,000 loan agreement, bearing interest at 5% per annum, expiring on December 31, 2003. In June 1995, the Company entered into an additional DM 3,000,000 loan agreement with the same party, bearing interest at 6% per annum, expiring on December 31, 2005. DM 2,000,000 was drawn under this second agreement in June 1995, and the remaining DM 1,000,000 was drawn on April 2, 1996. The terms of these agreements also provided the lender with the option to request an additional compensation of 25% of the then outstanding loan amount after the fifth year of each of the respective agreements or upon early termination of the loans by the Company. The outstanding balance on these loans was $2,580,000 as of December 31, 1996.

     In May 1997, the Company and the lender resolved the additional compensation arrangement in exchange for a warrant to purchase 138,000 shares of the Company's Common Stock at a price of $5.72 per share. The fair value of these warrants was not significant. In November 1997, the Company repaid the outstanding balance of these loans and, in December 1997, the lender exercised the warrant.

  Lines of Credit

     The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to DM 4.5 million (approximately U.S. $2.5 million at December 31, 1997). One of these lines for DM 1.5 million expires on March 31, 1998 and the remaining two expire on September 30, 1998. The German lines of credit bear interest at rates ranging from 8.0% to 8.75%. Borrowings under the German lines of credit are unsecured. The Company also has a U.S. $3.0 million line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (8.5% as of December 31, 1997), and expires in May 1999. At December 31, 1997, no amounts were outstanding under any of the Company's lines of credit.

  Convertible Notes Payable, Series B

     In August 1994, certain stockholders advanced the Company loans totaling $2,059,000. In June 1995, these loans and accrued interest of approximately $242,000 were converted into Series B preferred stock. Under terms of the Series B preferred stock agreement, all outstanding shares of Series B preferred stock were converted into common stock on a one-for-one basis at the time of the Company's IPO.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

  Convertible Notes Payable, Series C

     In February 1996, the Company's German subsidiary entered into a loan agreement for DM 4,009,000. The loan required interest of 4% per annum and was convertible into 653,642 shares of Series C preferred stock. The outstanding balance of this loan as of December 31, 1996, was $1,959,000 payable to third parties and $627,000 payable to stockholders. In accordance with the provisions of the loan agreement, the loan was converted into 653,642 shares of Series C preferred stock in March 1997. Under terms of the Series C preferred stock agreement, all outstanding shares of Series C preferred stock were converted into common stock on a one-for-one basis at the time of the Company's IPO.

  Convertible Notes Payable, Series D

     In December 1996, the Company's German subsidiary entered into a loan agreement with stockholders for a total of DM 3,179,000 of which DM 2,564,000 was tendered at December 31, 1996. Under the agreement, the debt automatically converts to common stock in the event of certain events including an IPO of equity securities. The loan required no interest and was convertible into 377,580 shares of Series D preferred stock. The outstanding balance of this loan as of December 31, 1996, was $1,654,000. In March 1997, the loan was converted into 377,580 shares of Series D preferred stock. Under terms of the Series D preferred stock agreement, all outstanding shares of Series D preferred stock were converted into common stock on a one-for-one basis at the time of the Company's IPO.

     In connection with this loan agreement, the Company issued 22,652 warrants to purchase Series D preferred stock at $5.72 per share. The fair value of these warrants was not significant. These warrants remain outstanding as of December 31, 1997.

 5. STOCKHOLDERS' EQUITY (DEFICIT)

  Convertible Preferred Stock

     As of December 31, 1996, the Company was authorized to issue 6,000,000 shares of convertible preferred stock, with a par value of $0.001. The Company had designated 854,038 shares as convertible Series A and 1,211,914 shares as convertible Series B.

     In March 1997, the Company issued 388,284 shares of Series D redeemable convertible preferred stock for gross proceeds of $2,221,000 and 463,285 shares of Series E redeemable convertible preferred stock for gross proceeds of $2,650,000. In April 1997, the Company issued 849,790 shares of Series F redeemable convertible preferred stock for gross proceeds of $6,991,000.

     In conjunction with the designation of Series F preferred stock, the Company approved an increase to the authorized number of shares of common stock and preferred stock to 40,000,000 shares and 10,000,000 shares, respectively.

     Each share of Series A, B, C, D, E and F Convertible Preferred Stock outstanding was converted into one share of Common Stock upon the completion of the Company's IPO. The holders of Series A, B, C, D, E and F Convertible Preferred Stock had voting rights equal to Common Stock on an if-converted basis.

     In connection with the issuance of Series D redeemable convertible preferred stock, the Company issued 28,539 warrants to purchase Series D preferred stock at $5.72 per share to a stockholder. The fair value of these warrants was not significant. These warrants remain outstanding as of December 31, 1997.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

EMPLOYEE STOCK PLANS

  1997 Employee Stock Purchase Plan

     In April 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan which authorizes the issuance of up to 175,000 shares of the Company's common stock. The plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each 24 month offering period. As of December 31, 1997 no shares were issued under this plan.

  Stock Options

     In October 1995, the Company authorized the issuance of options to acquire 376,443 shares of Common Stock. The options generally vest over a 4-year period, 25% vesting on the first anniversary date of the employees' date of employment and 1/48th vesting each additional full month thereafter, and are exercisable for a term of 10 years after issuance. During July 1996, the number of shares authorized to be issued was increased to 1,030,097 shares.

  1997 Stock Plan

     In April 1997, the Company's stockholders approved the 1997 Stock Plan (the 1997 Plan) under which employees and consultants may be granted incentive or nonqualified stock options for the purchase of the Company's common stock and stock purchase rights. Options granted under the 1997 Plan generally vest over a four-year period, 25% vesting on the first anniversary date of the date of grant and 1/48th vesting each additional month thereafter, and are generally exercisable for a term of 10 years after issuance. Unless terminated sooner, the 1997 Plan will terminate automatically in 2007. A total of 1,000,000 shares of common stock are currently reserved for issuance pursuant to the 1997 Plan.

  1997 Director Option Plan

     In April 1997, the Company's stockholders approved the 1997 Director Option Plan (the Director Plan). A total of 50,000 shares of common stock has been reserved for issuance under the Director Plan. Each outside director of the Company will automatically be granted an option to purchase up to 10,000 shares of common stock upon their initial election as a Director, and will automatically be granted annual subsequent options to purchase additional shares of common stock under the Director Plan. The price of stock purchased under the Director Plan is 100% of the fair market value of the common stock as of the grant date.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

     Stock option activity during the periods indicated is as follows:

                                                                    OUTSTANDING OPTIONS
                                                                   ----------------------
                                                                                WEIGHTED
                                                       SHARES                    AVERAGE
                                                      AVAILABLE    NUMBER OF      PRICE
                                                      FOR GRANT     SHARES      PER SHARE
                                                      ---------    ---------    ---------
Balance as of January 1, 1995.......................        --            --      $  --
  Shares reserved...................................   376,443            --         --
  Options granted...................................  (281,686)      281,686       0.10
                                                      --------     ---------
Balance as of December 31, 1995.....................    94,757       281,686       0.10
  Shares reserved...................................   653,654            --         --
  Options granted...................................  (733,657)      733,657       0.10
  Options canceled..................................    81,626       (81,626)      0.10
                                                      --------     ---------
Balance as of December 31, 1996.....................    96,380       933,717       0.10
  Shares assumed under 1997 stock plans.............   (96,380)           --         --
  Shares reserved under 1997 stock plans............  1,050,000           --         --
  Options granted...................................  (839,500)      839,500       9.29
  Options canceled..................................        --        (3,125)      0.10
  Options exercised.................................        --      (613,907)      0.10
                                                      --------     ---------
Balance as of December 31, 1997.....................   210,500     1,156,185      $6.78
                                                      ========     =========

     As of December 31, 1996 and 1997, 480,414 and 149,566, respectively, options were fully vested and exercisable, respectively. All such options have an exercise price of $0.10 per share.

     The Company uses the intrinsic value-based method to account for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the fair value of the underlying common stock equals or exceeds the exercise price of the stock options at the date of grant, except with respect to the options and restricted stock granted in July and October 1996. The Company has recorded deferred stock compensation of $377,000 for the difference at the grant date between the exercise price and the fair value, as determined by an independent valuation, of the restricted stock and the common stock underlying the options. This amount is being amortized on the straight-line basis over the vesting period of the individual options and restricted stock, generally four years. For the years ended December 31, 1996 and 1997, the Company amortized approximately $153,000 and $99,000, respectively, of the deferred stock compensation reflecting the commencement of vesting from the date of employment.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss), and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               1995       1996      1997
                                                              -------    -------    -----
Net income (loss):
  As reported...............................................  $(2,926)   $(1,110)   $ 301
  Pro forma.................................................   (2,926)    (1,110)    (299)
Earnings (loss) per share:
  As reported:
    Basic net income (loss) per share.......................  $ (2.39)   $ (1.09)   $0.08
    Diluted net income (loss) per share.....................    (2.39)     (1.09)    0.06
    Pro forma diluted net income per share..................                         0.14
  Pro forma:
    Basic net loss per share................................  $ (2.39)   $ (1.09)   $(0.08)
    Diluted net loss per share..............................    (2.39)     (1.09)   (0.08)
    Pro forma diluted net income per share..................                         0.07

     The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 was $0.02, $0.54 and $6.69, respectively, on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO with the following weighted-average assumptions: 1995 -- expected dividend yield 0.0%, risk-free interest rate of 5.79%, and expected life of 4 years; 1996 -- expected dividend yield 0.0%, risk-free interest rate of 6.32%, and expected life of 4 years; 1997 -- expected dividend yield 0.0%, risk-free interest rate of 6.24%, volatility at 100%, and expected life of 4 years.

 6. GEOGRAPHIC INFORMATION

     Information regarding operations in different geographic regions is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Net sales to unaffiliated customers:
  Europe....................................................  $ 8,848    $11,289    $19,079
  United States.............................................    9,218     10,231      8,690
                                                              -------    -------    -------
                                                              $18,066    $21,520    $27,769
                                                              =======    =======    =======
Transfers between geographic areas (eliminated in
  consolidation):
  Europe....................................................  $ 8,608    $ 6,241    $ 6,342
  United States.............................................       --         --      1,040
                                                              -------    -------    -------
                                                              $ 8,608    $ 6,241    $ 7,382
                                                              =======    =======    =======
Income (loss) from operations:
  Europe....................................................  $  (907)   $(1,144)   $ 2,562
  United States.............................................   (1,693)       164     (2,487)
                                                              -------    -------    -------
                                                              $(2,600)   $  (980)   $    75
                                                              =======    =======    =======
Identifiable assets:
  Europe....................................................  $ 4,168    $ 6,912    $11,101
  United States.............................................    3,975      4,547     56,264
                                                              -------    -------    -------
                                                              $ 8,143    $11,459    $67,365
                                                              =======    =======    =======

     The Company's European operations are in Germany and France. Intercompany transfers between geographic areas are accounted for using the transfer prices in effect for subsidiaries.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

 7. INCOME TAXES

     The domestic and foreign components of net income (loss) before income taxes are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Domestic..............................................  $(1,693)   $   133    $(1,214)
Foreign...............................................   (1,233)    (1,243)     2,622
                                                        -------    -------    -------
          Net income (loss)...........................  $(2,926)   $(1,110)   $ 1,408
                                                        =======    =======    =======

     Actual tax expense for the year ended December 31, 1995 and 1996 differs from expected tax expense due to the recognition of valuation allowances for deferred tax assets. Tax expense for the year ended December 31, 1997 results principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes.

     The Company has a deferred tax asset as of December 31, 1996 and 1997, of approximately $2,200,000, which is fully offset by a valuation allowance. The deferred tax asset principally results from the net operating loss carryforwards. The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

     As of December 31, 1997, SCM Microsystems GmbH had German net operating loss carryforwards of approximately $1,400,000, which can be used to offset GmbH's income. The German net operating loss carryforwards can be carried forward indefinitely.

     SCM Microsystems, Inc. had net operating loss carryforwards of approximately $3,300,000 and $1,600,000 for federal and California income tax purposes, respectively. The federal net operating loss carryforwards will expire in the years 2009 through 2011, and the California net operating loss carryforwards will expire in the years 1999 through 2001.

     Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary's federal and California net operating loss carryforwards being subject to an annual limitation of approximately $340,000. Another ownership change resulted from the Company's IPO. The limitation exceeds the amount of net operating loss carryforwards as of October 6, 1997. Any unused annual limitations may be carried forward to increase the limitations in subsequent years.

 8. COMMITMENTS

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next four years. Rent expense was $343,000, $467,000, and $491,000 in 1995, 1996, 1997, respectively.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases are as follows as of December 31, 1997 (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
1998........................................................  $  487
1999........................................................     315
2000........................................................     212
2001........................................................     124
2002 and thereafter.........................................     131
                                                              ------
          Total minimum lease payments......................  $1,269
                                                              ======

 9. RELATED PARTY TRANSACTIONS

     The Company purchased inventory under terms and conditions that are believed to be substantially equivalent to those negotiated by independent parties totaling $3,478,000, $3,294,000 and $3,379,000 in 1995, 1996 and 1997,
respectively, from a contract manufacturing company who is a stockholder in the Company. A director of the Company also served as a member of management of the contract manufacturing company. Included in accounts payable are amounts owed this stockholder of $396,000 and $1,058,000 as of December 31, 1996 and 1997, respectively.

     In May 1997, the Company entered into a development and supply agreement with a shareholder. Revenues under this agreement in 1997 were $2,692,000, and the amount owed the Company as of December 31, 1997 by the shareholder was $336,000.

10. MAJOR CUSTOMERS AND SALES INFORMATION

     A summary of the net sales to major customers that exceeded 10% of total net sales during each of the years in the three-year period ended December 31, 1997, and the amount due from these customers as of December 31, 1997, follows (accounts receivable in thousands):

                                                                           ACCOUNTS
                                                     1995   1996   1997   RECEIVABLE
                                                     ----   ----   ----   ----------
Customer 1.........................................    --    11%    45%     $3,221
Customer 2.........................................    --    12%    --          --
Customer 3.........................................   17%    --     --          --
Customer 4.........................................   16%    --     --          --

     During 1995, 1996 and 1997, net sales of PCMCIA peripheral products amounted to 30.7%, 22.7% and 0.6%, respectively, of sales. As discussed in Note 1, the Company made the final shipment of such products in the first quarter of 1997, completing its exit from this business.

11. LEGAL PROCEEDINGS

     The Company was notified by Smith Corona Corporation ("Smith Corona") that Smith Corona believes that the "SCM" in the Company's name, logo and a certain product name infringe a trademark held by Smith Corona and that the Company has engaged in unfair competition. The Company believes that it has defenses to Smith Corona's claim and has so notified Smith Corona. In the event that Smith Corona were to initiate legal proceedings against the Company with respect to this matter, the Company would vigorously defend the action. Defending any action can be costly and time consuming regardless of the outcome and, as with any litigation matter, there can be no assurance that the outcome of any such dispute would be favorable to the Company. An unfavorable outcome in the matter could subject the Company to monetary damages and may result in the Company having to change its name and logo, which would require the Company to incur costs related thereto and may result in a loss of the goodwill associated with its name and logo. Although it is

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
reasonably possible that the Company may incur expenses upon resolution of this matter, the Company currently is unable to estimate the amount of these expenses, if any, or the range of such amounts.

     In April 1997, Gemplus served the Company with a complaint alleging that certain of the Company's products infringe certain claims of a French patent held by Gemplus. In September 1997, the Company entered into a license agreement and memorandum of understanding, and settled this dispute, with Gemplus. In connection with these transactions, the Company sold 200,000 shares of Common Stock to Gemplus for net proceeds of $1,643,000. Additionally, the Company issued warrants to Gemplus to purchase up to 200,000 shares of Common Stock at an exercise price of $13.00 per share and up to 200,000 shares of Common Stock at an exercise price of $14.00 per share. The fair value of these warrants approximated $453,000 and such cost, along with related legal fees of approximately $62,000, was charged to operations as patent claim settlement expense in the third quarter of 1997. Such warrants remain outstanding at December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant

                                          SCM MICROSYSTEMS, INC.

March 9, 1998                             By:     /s/ STEVEN HUMPHREYS

                                            ------------------------------------
                                            Steven Humphreys
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                            CAPACITY IN WHICH SIGNED             DATE
                   ---------                            ------------------------             ----

                                                         Chairman of the Board          March   , 1998
------------------------------------------------
                Robert Schneider

              /s/ STEVEN HUMPHREYS                   President and Chief Executive       March 9, 1998
------------------------------------------------      Officer (Principal Executive
                Steven Humphreys                         Officer) and Director

              /s/ JOHN NEIDERMAIER                 Senior Vice President, Finance and    March 9, 1998
------------------------------------------------   Chief Financial Officer (Principal
                John Niedermaier                   Financial and Accounting Officer)

                /s/ BERND MEIER                       Chief Operations Officer and       March 9, 1998
------------------------------------------------                Director
                  Bernd Meier

                                                                Director                March   , 1998
------------------------------------------------
              Friedrich Bornikoel

                /s/ BRUCE GRAHAM                                Director                 March 9, 1998
------------------------------------------------
                  Bruce Graham

                /s/ RANDALL LUNN                                Director                 March 9, 1998
------------------------------------------------
                  Randall Lunn

                                                                Director                March   , 1998
------------------------------------------------
                  Poh Chuan Ng

               /s/ ANDREW VOUGHT                                Director                 March 9, 1998
------------------------------------------------
                 Andrew Vought

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
     3.1*     Fourth Amended and Restated Certificate of Incorporation.
     3.2*     Bylaws, as amended, of Registrant.
     4.1*     Form of Registrant's Common Stock Certificate.
     9.1*     Form of Director and Officer Indemnification Agreement.
     9.2*     1997 Stock Plan.
    10.1*     1997 Employee Stock Purchase Plan.
    10.4*     1997 Director Option Plan.
    10.5*     1997 Stock Option Plan for French Employees.
    10.6*     1997 Employee Stock Purchase Plan for Non-U.S. Employees.
    10.7**    Revolving Credit Loan and Security Agreement, dated
              September 26, 1997, between Registrant and Comerica Bank.
    10.8*     Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
    10.9*     Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
    10.10*    Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
    10.11*    Lease, dated September 29, 1994, between Registrant and Los
              Gatos Business Park.
    10.12*    Sublease Agreement, dated December 17, 1996, between
              Intermart Systems, Inc. and Registrant.
    10.13*    Lease, dated September 30, 1994, between Registrant and
              Olbrich Franz.
    10.14*    Amended and Restated Stockholders' Agreement, dated April
              11, 1997, between Registrant and certain investors.
    10.15*    Form of Employment Agreement between SCM GmbH and Messrs.
              Schneider and Meier.
    10.16*    Employment Agreement, dated May 15, 1995, between Registrant and Jean-Yves Le Roux.
    10.17*+   Commitment Instrument, dated August 7, 1996, among France
              Telecom, Matra Communication, Registrant and Matra MHS.
    10.18*+   Teaming Agreement, dated October 6, 1995, between
              Temic/Matra MHS, Matra Communication and Registrant.
    10.19*+   Development Agreement, dated March 6, 1997, between Intel
              Corporation and Registrant.
    10.20*+   Technology Development and License Agreement, dated
              September 27, 1996, between Registrant and Sun Microsystems,
              Inc.
    10.21*    Cooperation Contract, dated March 25, 1996, between
              Registrant and Stocko Metallwarenfabriken Henkels and Sohn
              GmbH & Co.
    10.22*+   Development and Supply Agreement, dated October 9, 1996,
              between BetaDigital Gesellschaft fur digitale Fernsehdienste
              mbH and Registrant.
    10.23*    Framework Contract, dated December 23, 1996, between Siemens
              Nixdorf Informationssysteme AG and Registrant.
    10.24*    B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
    10.25*    Technology Option Agreement, dated January 31, 1997, between
              Wolfgang Neifer and Registrant.
    10.26*+   Development and Supply Agreement, dated May 15, 1997,
              between Telenor Conax and Registrant.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
    10.27*+   Manufacturer's Sales Representative Agreement, dated
              December 8, 1994, between Registrant and AGM.
    10.28*    License Agreement, dated September 5, 1997, between the
              Registrant and Gemplus.
    10.29*    Warrant Issuance and Common Stock Agreement, dated September
              5, 1997, between the Registrant and Gemplus.
    10.30*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.31*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.32*    Waiver and Amendment to Amended and Restated Stockholders'
              Agreement dated September 5, 1997.
    11.1      Statement of computation of earnings per share.
    21.1*     Subsidiaries of the Registrant.
    23.1      Consent of KPMG Peat Marwick LLP, Independent Certified
              Public Accountants .
    27.1      Financial Data Schedule.

---------------

  * Filed previously as an exhibit to the Company's Registration Statement on Form S-1 (SEC Registration No. 333-29073).

 ** Filed previously as an exhibit to the Company's Quarterly Report on Form
    10-Q for the quarter ended September 30, 1997 (See File No. 000-22689).

  + Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section Section 200.80(b)(4),
    200.83 and 230.46.

     (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

     (c) See response to Item 14(a)(3) above.

     (d) See response to Item 14(a)(2) above.