Form 10-Q
period 1998-03-31
SCM MICROSYSTEMS INC
filed 1998-05-14
CIK 1036044

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       At May 8, 1998, 11,198,331 shares of common stock were outstanding.


================================================================================

                      PART I. FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                          SCM MICROSYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (UNAUDITED)


                                                                      Three Months Ended
                                                                            March 31
                                                                     --------------------
                                                                       1998         1997
                                                                     -------      -------
Net sales:
     Security and access products                                    $ 7,815      $ 4,202
     PCMCIA peripheral products                                           --          163
                                                                     -------      -------
        Total net sales                                                7,815        4,365

Cost of sales                                                          4,916        2,804
                                                                     -------      -------

Gross profit                                                           2,899        1,561
                                                                     -------      -------

Operating expenses:
     Research and development                                            766          628
     Sales and marketing                                               1,044          975
     General and administrative                                          778          548
                                                                     -------      -------
        Total operating expenses                                       2,588        2,151
                                                                     -------      -------

Income (loss) from operations                                            311         (590)
Interest and other income, net                                           728           36
                                                                     -------      -------
Income (loss) before income taxes                                      1,039         (554)
Provision for income taxes                                               250           --
                                                                     -------      -------
Net income (loss)                                                        789         (554)
Accretion on redeemable convertible preferred stock                       --         (160)
                                                                     -------      -------
Net income (loss) attributable to common stockholders                $   789      $  (714)
                                                                     =======      =======

Earnings (loss) per share:
     Basic net income (loss)                                         $  0.07      $ (0.49)
                                                                     =======      =======

     Diluted net income (loss) per share                             $  0.07      $ (0.49)
                                                                     =======      =======

     Shares used to compute basic net income (loss) per share         10,794        1,468
                                                                     =======      =======
     Shares used to compute diluted net income (loss) per share       12,068        1,468
                                                                     =======      =======


See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                     ASSETS


                                                March 31,     December 31,
                                                  1998           1997
                                                --------       --------
Current assets:                               (unaudited)

     Cash and cash equivalents                  $ 23,813       $ 25,552
     Short-term investments                       34,715         30,336
     Accounts receivable                           7,782          6,607
     Inventories                                   3,441          3,392
     Prepaids and other current assets               777            302
                                                --------       --------
        Total current assets                      70,528         66,189

Property, equipment, and other assets, net         1,653          1,176
                                                --------       --------
                                                $ 72,181       $ 67,365
                                                ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                    --              9
     Accounts payable                              2,431          4,308
     Accrued expenses                              1,387          1,271
     Income taxes payable                            554            305
                                                --------       --------
        Total current liabilities                  4,372          5,893

Stockholders' equity:
     Common Stock                                     12             11
     Additional paid-in capital                   75,640         69,902
     Accumulated deficit                          (6,925)        (7,714)
     Deferred compensation                          (111)          (125)
     Cumulative translation adjustment              (807)          (602)
                                                --------       --------
        Total stockholders' deficit               67,809         61,472
                                                --------       --------

                                                $ 72,181       $ 67,365
                                                ========       ========


See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                             THREE-MONTH PERIODS
                                                                                ENDED MARCH 31,
                                                                           -----------------------
                                                                             1998           1997
                                                                           --------       --------

Cash flows from operating activities:
    Net income (loss)                                                      $    789       $   (554)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                          128            113
         Amortization of deferred employee compensation                          13             17
         Changes in operating assets and liabilities:
            Accounts receivable                                              (1,343)           495
            Inventories                                                        (116)          (248)
            Prepaid expenses                                                   (880)          (194)
            Accounts payable                                                 (1,297)        (1,082)
            Accrued expenses                                                   (365)           363
            Income taxes payable                                                250             --
                                                                           --------       --------
               Net cash used in operating activities                         (2,821)        (1,090)
                                                                           --------       --------

Cash flows used in investing activities:
    Capital expenditures                                                       (225)          (114)
    Proceeds from short-term investments                                      9,162             --
    Purchases of short-term investments                                     (13,541)            --
                                                                           --------       --------
               Net cash used in investing activities                         (4,604)          (114)

Cash flows from financing activities:
    Payments on notes payable and long-term debt                                 (9)        (1,290)
    Proceeds from issuance of redeemable
       convertible Preferred Stock                                               --          5,095
    Proceeds from issuance of common stock, net                               5,739             --
                                                                           --------       --------
                            Net cash provided by financing activities         5,730          3,805
                                                                           --------       --------

Effect of exchange rates on cash                                                (44)          (248)
                                                                           --------       --------

Net increase in cash                                                         (1,739)         2,353

Cash at beginnning of period                                                 25,552          2,593
                                                                           --------       --------

Cash at end of period                                                      $ 23,813       $  4,946
                                                                           ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the period - interest                                 $     --       $     25
                                                                           ========       ========

    Noncash financing activities:
       Interest accretion on redeemable convertible
         Preferred Stock                                                   $     --       $    160
                                                                           ========       ========

       Conversion of related party and non-related party debt
         into redeemable convertible Preferred Stock                       $     --       $  4,240
                                                                           ========       ========


See accompanying notes to financial statements.

                             SCM MICROSYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1997 annual report on Form 10-K.

2.   NET INCOME (LOSS) PER SHARE

     Basic Earning Per Share (EPS) is computed using the weighted average number of common shares outstanding during the period. Dilutive EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
Basic EPS - weighted average number of common shares        10,794       1,468
Effect of dilutive common equivalent shares:
         Stock options outstanding                             983          --
         Stock warrants outstanding                            291          --
                                                            ------      ------
Diluted EPS - weighted average number of common shares
         and common equivalent shares outstanding           12,068       1,468
                                                            ======      ======


3.   COMPREHENSIVE INCOME

     In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $585,000 and $(884,000), respectively.

4.   SUBSEQUENT EVENTS

     In April 1998, the Company completed a follow-on public offering with the sale of 3.45 million shares of Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2,000,000 shares were sold by shareholders and 1.45 million shares were sold by the Company. The net proceeds to the Company approximated $84 million.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the Company's quarter ended March 31, 1998 were $7.8 million compared to $4.4 million in the first quarter of 1997, an increase of 79%. All of the Company's sales in the first quarter of 1998 were derived from security and access products, compared to $4.2 million for the comparable periods of 1997. This represents year-over-year growth for security and access products of 86%. The increase was primarily due to a three-fold increase in the number of DVB-CAM units shipped into the European market, and a 33% increase in SwapBox revenues, primarily to OEM customers supplying U.S. government agencies. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business.

         Gross Profit. Gross profit for the first quarter of 1998 was $2.9 million, or 37% of total net sales, compared to $1.6 million, or 36% of total net sales for the first quarter of 1997. The increase in gross profit, both in absolute amount and as a percentage of total net sales, was primarily due to the aforementioned increase in shipments of DVB-CAM units which carry higher gross margins than the Company's SwapBox products. The Company believes that its gross profit in absolute dollars during 1998 will continue to be above the levels experienced in 1997. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products and product enhancements which tend to carry higher gross profit than older products and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

         Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses for the first quarter of 1998 were $766,000, compared with $628,000 in the first quarter of 1997, an increase of 22%. As a percentage of total net sales, research and development expenses were 10% and 14% in the first quarter of 1998 and 1997, respectively. The increase in absolute amounts was due primarily to higher headcount in the Company's La Ciotat, France facility and a rise in prototype and related expenses for the Company's security and access product development. The Company believes that the absolute amount of research and development expenses during the remainder of 1998 will be higher than the last three quarters of 1997 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

         Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the first quarter of 1998 were $1.0 million, compared with $975,000 in the first quarter of 1997, an increase of 7%. As a percentage of total net sales, these expenses were 13% in the first quarter of 1998, compared with 22% in the comparable period of 1997. This increase in absolute amount was due primarily to routine increases in personnel costs and an increase in trade show costs related to the CEBIT event held in the first quarter of each year in Hannover, Germany. The decrease in sales and marketing expenses as a percentage of total net sales in the first quarter of 1998 compared to the first quarter of 1997 was due to the 79% increase in total net sales discussed above. Sales and marketing expenses in the remainder of 1998 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis. The Company expects these expenses as a percentage of total sales to generally remain consistent with or decline slightly from the 15.2% level reported for 1997.

         General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses were $778,000 in the first quarter of 1998, or 10% of total net sales, compared with $548,000, or 13% of total net sales in the first quarter of 1997, an increase of 42%. This increase in absolute amount was primarily due to an increase of administrative headcount in the Company's U.S. and Pfaffenhofen, Germany offices to support higher levels of business activities, as well as costs relating to the Company operating as a public company subsequent to its IPO in October 1997. The Company believes general and administrative expenses in the remainder of 1998 will continue to increase in absolute amount for both of the aforementioned reasons, but will fluctuate as a percentage of total net sales.

         Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the first quarter of 1998, net interest income was $728,000, compared to net interest income of $36,000 in the first quarter of 1997. During the first six months of 1997, the Company raised $12.1 million through the sale of preferred stock, resulting in a reduction of debt and corresponding interest expense and an increase in investable cash balances. In October 1997, the Company completed its IPO with the sale of 3.8 million shares of common stock, a transaction which generated net proceeds to the Company of approximately $43.7 million. These amounts, along with the $84 million proceeds of the Company's follow-on stock sale in April 1998, will generate future net investment income in the remainder of 1998 at levels higher than experienced in 1997.

         Income Taxes. A provision for income taxes of $250,000 was booked in the first quarter of 1998, an effective tax rate of 24%, resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for United States federal and California income tax purposes, respectively. The Company's utilization of United States federal operating loss carry forwards is limited to approximately $340,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Company's initial public stock offering, the Company had financed its operations principally through private placements of debt and equity securities and, to a lesser extent, borrowings under bank lines of credit. In October 1997, the Company completed the sale of 3.8 million shares of Common Stock in an initial public offering ("IPO"), resulting in net proceeds of $43.7 million. In April 1998, the Company completed a follow-on public offering with the sale of 3.45 million shares of Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2,000,000 shares were sold by shareholders and 1.45 million shares were sold by the Company. The net proceeds to the Company from the follow-on offering approximated $84 million.

         As of March 31, 1998, the Company's working capital was $66.1 million, compared to a working capital of $60.3 million as of December 31, 1997. Working capital increased during the first three months of 1998 due primarily to the Company's receipt of $5.7 million in net proceeds from the exercise of warrants and options.

         During the first three months of 1998, cash and cash equivalents decreased by $1.7 million due primarily to $4.6 million used in investing activities (which consisted of $225,000 in capital equipment expenditures and $9.2 million from proceeds from short-term investments and $13.5 million used in purchases of short-term investments) and financing activities which included proceeds from issuance of common stock of $5.7 million. Operating activities for the three months ended March 31, 1998 used $2.8 million of cash, including an increase in receivables of $1.3 million due primarily to higher revenue levels in the third month of the quarter, an increase in prepaid expenses of $880,000, consisting primarily of financing costs relating to the follow-on public offering completed in April 1998, and a $1.3 million decrease in accounts payable.

         The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $2.4 million in total at March 31, 1998). Two of these lines of credit expire on September 30, 1998 and the third has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75%. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate, and expires in May 1999. At March 31, 1998, no amounts were outstanding under any of the Company's lines of credit.

         The Company presently expects that its current capital resources and available borrowings should be sufficient to meet its operating and capital requirements through at least the end of 2000. The Company may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to the Company on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

                     HISTORY OF OPERATING LOSSES; POTENTIAL
                 FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

         Although the Company was profitable for each of the four fiscal quarters ended March 31, 1998 before interest accretion on preferred stock, the Company incurred a net loss of $554,000 for the three months ended March 31, 1997 and net operating losses on an annual basis from its inception in 1993 through the year ended December 31, 1996. As of March 31, 1998, the Company had an accumulated deficit of $6.9 million. In view of the Company's loss history, there can be no assurance that the Company will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

          DEPENDENCE ON EMERGING PRODUCT MARKETS; UNCERTAINTY OF MARKET
                      ACCEPTANCE OF THE COMPANY'S PRODUCTS

      From the Company's inception through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 99.4% of total net sales in 1997, and to 100% of total net sales in the first quarter of 1998. The Company's net sales are now and will continue to be dependent upon the success of its security and access products.

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

                           DEPENDENCE ON SALES TO OEMs

      A substantial majority of the Company's products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1997, almost all of the Company's sales were to OEMs and the Company expects this dependence on OEM sales to continue. In 1997, sales to BetaDigital (a division of the Kirch Group) accounted for 45% of total net sales and sales to the Company's top 10 customers (all of which are OEMs) accounted for 80% of total net sales. In the first three months of 1998, sales to BetaDigital accounted for 49% of total net sales, sales to Telenor Conax A.S. accounted for 15% of total net sales, and sales to the Company's top 10 customers (9 of which are OEMs) accounted for 83% of total net sales. In order for an OEM to incorporate the Company's products into its systems, the Company must demonstrate that its products provide significant commercial advantages to OEMs over competing products. There can be no assurance that the Company can successfully demonstrate such advantages or that the Company's products will continue to provide any advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs will elect to incorporate the Company's products into their current or future systems. Further, the business strategies and manufacturing practices of the Company's OEM customers are subject to change and any such change may result in decisions by the customers to decrease their purchases of the Company's products, seek other sources for products currently manufactured by the Company or manufacture these products internally. The Company's OEM customers may also seek price concessions from the Company. Failure of OEMs to incorporate the Company's products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in the Company's sales to OEMs would have a material adverse effect on the Company's business and operating results.

                  DEPENDENCE ON SALES TO GOVERNMENT CONTRACTORS

      Approximately 51%, 39%, 28% and 18% of the Company's net sales during 1995, 1996, 1997 and the first three months of 1998, respectively, were derived from sales of the Company's SwapBox product for use by the U.S. government, all of which were made under contracts between the Company and major OEMs that sell PCs to the United States Department of Defense (the "DoD"). The Company believes that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DoD has been reducing total expenditures over the past few years in a number of areas and there can be no assurance that such funding will not be reduced in the future. In addition, there is no assurance that the Company will be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on the Company's business and operating results.

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

                                   COMPETITION

         The market for digital data security and access control products is intensely competitive and characterized by rapidly changing technology. The Company believes that competition in this market is likely to intensify as a result of increasing demand for security products. The Company currently experiences competition from a number of sources, including: (i) ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters; (ii) SmartDisk Corporation, Philips and Tritheim in smart card readers and universal smart card reader interfaces; and (iii) Gemplus in DVB-CAM modules. The Company also experiences indirect competition from certain of its customers which currently offer alternative products or are expected to introduce competitive products in the future. The Company may in the future face competition from these and other parties including new entrants, such as Motorola, that develop digital information security products based upon approaches similar to or different from those employed by the Company. In addition, there can be no assurance that the market for digital data security and access control products will not ultimately be dominated by approaches other than the approach marketed by the Company.

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

                              MANAGEMENT OF GROWTH

      The Company's business has grown substantially in recent periods, with net sales increasing from $6.4 million in 1994 to $27.8 million in 1997. The growth of the Company's business has placed a significant strain on the Company's management and operations. In addition, a number of key members of the Company's management, including its President and Chief Executive Officer, Chief Financial Officer, Vice President-Operations, and Vice President-Marketing have joined the Company within the past 22 months. Furthermore, in 1993 the Company commenced operations in North America which included the establishment of a U.S. management team. As a result, the Company has a limited operating history under its current U.S. management. In addition, the number of employees has grown from 50 at December 31, 1995 to 78 as of March 31, 1998. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to do so could have a material adverse effect on the Company's business and operating results.


                       RISK ASSOCIATED WITH ACQUISITIONS

      The Company has recently entered into non-binding letters of intent with two companies (Intermart Systems K.K. in Japan and Intellicard Systems, Pte Ltd in Singapore) regarding the acquisition of such companies by the Company, and the Company's strategy is to pursue additional acquisitions and similar opportunities in the future. There can be no assurance that the two pending acquisitions will be completed on a timely basis or at all, nor that the Company will be able to identify additional acquisition opportunities or complete any future acquisition transactions. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, write-off of purchased in-process research and development and amortization of goodwill and other intangible assets, which could materially adversely affect the Company's operating results. In addition, completed acquisitions present a number of significant risks and uncertainties, including: the risks that the Company will not be able to retain the employees or business relationships of the acquired company or otherwise effectively integrate the operations of the acquired company with those of the Company; the risk that the Company will fail to realize any synergies or other cost reduction objectives expected from the acquisition; the risks that pursuing acquisition opportunities and integrating acquired products, technologies or companies may distract management from performing their regular responsibilities; difficulties in the assimilation of the operations, products and personnel of the acquired company; risks of entering markets in which the Company has no direct prior experience; and, with respect to the acquisition of operations located at any significant distance from the Company's primary facilities, the risks and additional costs associated with managing geographically disparate operations. There can be no assurance that the Company will ever successfully complete an acquisition or that any such acquisition will result in benefits to the Company. See "--Integration of Global Locations."


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

               RISKS OF INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

         The Company was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 49%, 53%, 69% and 79% of the Company's revenues in 1995, 1996, 1997, and the first three months of 1998, respectively, were derived from customers located outside the United States. Because a significant number of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including tariffs and other trade barriers, difficulties in staffing and managing disparate branch operations, currency exchange risks and exchange controls and potential adverse tax consequences. These factors may have a material adverse effect on the Company's business and operating results.

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


                              YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment or software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.


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

                           PART II: OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27 Financial Data Schedule


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCM MICROSYSTEMS, INC.

Date:   May 14, 1998

                                  /s/ JOHN G. NIEDERMAIER
                                  -------------------------------
                                  John G. Niedermaier
                                  Vice President- Finance, Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
27                            Financial Data Schedule