Form 10-Q/A
period 1998-03-31
SCM MICROSYSTEMS INC
filed 1998-06-12
CIK 1036044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------
                                 FORM 10 - Q/A

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

       At May 8, 1998, 12,738,327 shares of common stock were outstanding.


================================================================================

         This Form 10-Q/A is being filed for the purpose of correcting the number of shares of Common Stock outstanding as of May 8, 1998 as indicated on the cover page hereof.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCM MICROSYSTEMS, INC.

Date:   June 12, 1998

                                  /s/ JOHN G. NIEDERMAIER
                                  -------------------------------
                                  John G. Niedermaier
                                  Vice President- Finance, Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)