Form 10-Q
period 1998-06-30
SCM MICROSYSTEMS INC
filed 1998-08-13
CIK 1036044

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         At July 31, 1998, 13,132,576 shares of common stock were outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                          Quarter Ended                   Six Months Ended
                                                             June 30                           June 30
                                                    -------------------------         -------------------------
                                                      1998             1997             1998             1997
                                                    --------         --------         --------         --------
Net sales:
    Security and access products                    $ 10,593         $  5,618         $ 18,408         $  9,820
    PCMCIA peripheral products                            --               --               --              163
                                                    --------         --------         --------         --------
       Total net sales                                10,593            5,618           18,408            9,983
Cost of sales                                          6,411            3,322           11,327            6,126
                                                    --------         --------         --------         --------
Gross profit                                           4,182            2,296            7,081            3,857
                                                    --------         --------         --------         --------
Operating expenses:
    Research and development                             857              790            1,623            1,418
    Sales and marketing                                1,181            1,038            2,225            2,013
    General and administrative                         1,420              585            2,198            1,133
    In-process research and development                5,941               --            5,941               --
    Other acquisition integration expenses               581               --              581               --
                                                    --------         --------         --------         --------
       Total operating expenses                        9,980            2,413           12,568            4,564
                                                    --------         --------         --------         --------

Loss from operations                                  (5,798)            (117)          (5,487)            (707)
    Interest income and other, net                     1,660              261            2,388              297
                                                    --------         --------         --------         --------
Income (loss) before income taxes                     (4,138)             144           (3,099)            (410)
    Provision for income taxes                           620               --              870               --
                                                    --------         --------         --------         --------
Net income (loss)                                     (4,758)             144           (3,969)            (410)
    Accretion on redeemable convertible
       preferred stock                                    --             (318)              --             (478)
                                                    --------         --------         --------         --------
Net loss attributable to common stockholders        $ (4,758)        $   (174)        $ (3,969)        $   (888)
                                                    ========         ========         ========         ========

Net loss per share:
    Basic                                           $  (0.38)        $  (0.09)        $  (0.34)        $  (0.53)
                                                    ========         ========         ========         ========
    Diluted                                         $  (0.38)        $  (0.09)        $  (0.34)        $  (0.53)
                                                    ========         ========         ========         ========
Shares used in computing net loss per share:
    Basic                                             12,520            1,884           11,664            1,684
                                                    ========         ========         ========         ========
    Diluted                                           12,520            1,884           11,664            1,684
                                                    ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                 June 30,         December 31,
ASSETS                                             1998              1997
                                                 ---------         ---------
Current assets:
    Cash and cash equivalents                    $  43,378         $  25,552
    Short-term investments                          91,199            30,336
    Accounts receivable                             11,890             6,607
    Inventories                                      5,480             3,392
    Prepaids and other current assets                1,166               302
                                                 ---------         ---------
       Total current assets                        153,113            66,189

Property, equipment and other assets, net            2,348             1,176
Goodwill                                             7,275                --
                                                 ---------         ---------
       Total assets                              $ 162,736         $  67,365
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                       --                 9
    Accounts payable                                 5,960             4,308
    Accrued expenses                                 2,600             1,271
    Income taxes payable                             1,174               305
                                                 ---------         ---------
       Total current liabilities                     9,734             5,893

Stockholders' equity:
    Capital Stock                                       13                11
    Additional paid-in capital                     165,296            69,902
    Accumulated deficit                            (11,683)           (7,714)
    Deferred compensation                              (97)             (125)
    Other cumulative comprehensive loss               (527)             (602)
                                                 ---------         ---------
       Total stockholders' equity                  153,002            61,472
                                                 ---------         ---------

                                                 $ 162,736         $  67,365
                                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                     SIX-MONTH PERIODS
                                                                       ENDED JUNE 30,
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------         --------
Cash flows from operating activities:
   Net loss                                                      $ (3,969)        $   (410)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                 378              243
        Charge off of in-process research and development           5,941               --
        Amortization of deferred employee compensation                 28               33
        Changes in operating assets and liabilities:
          Accounts receivable                                      (2,840)            (956)
          Inventories                                                (741)            (302)
          Prepaid expenses                                           (944)            (234)
          Accounts payable                                         (1,351)            (190)
          Accrued expenses                                            527              181
          Income taxes payable                                        869               --
                                                                 --------         --------
               Net cash used in operating activities               (2,102)          (1,635)
                                                                 --------         --------
Cash flows used in investing activities:
   Capital expenditures                                              (404)            (265)
   Businesses acquired, net of cash received                       (9,875)              --
   Proceeds from short-term investments                            16,462               --
   Purchases of short-term investments                            (75,325)              --
                                                                 --------         --------
               Net cash used in investing activities              (69,142)            (265)
                                                                 --------         --------
Cash flows from financing activities:
   Payments on notes payable                                          (26)          (1,290)
   Principal payments on long-term debt                              (288)             (63)
   Proceeds from issuance of redeemable
      convertible preferred stock                                      --           12,085
   Proceeds from issuance of common stock, net                     89,431               --
                                                                 --------         --------
               Net cash provided by financing activities           89,117           10,732
                                                                 --------         --------
Effect of exchange rates on cash                                      (47)            (483)
                                                                 --------         --------
Net increase in cash                                               17,826            8,349
Cash at beginning of period                                        25,552            2,593
                                                                 --------         --------
Cash at end of period                                            $ 43,378         $ 10,942
                                                                 ========         ========


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                ($ in thousands)


                                                                           SIX-MONTH PERIODS
                                                                             ENDED JUNE 30,
                                                                    --------------------------------
                                                                        1998                1997
                                                                    ------------        ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period - interest                           $          4        $         65
                                                                    ============        ============

   Noncash financing activities:
      Businesses acquired for common stock                          $      5,976        $         --
                                                                    ============        ============
      Interest accretion on redeemable convertible
        preferred stock                                             $         --        $        477
                                                                    ============        ============
      Conversion of related party and non-related party debt
        into redeemable convertible preferred stock                 $         --        $      4,240
                                                                    ============        ============


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1997 annual report on Form 10-K.

2.   NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share does not include the effect of 921,000 and 946,000 shares issuable under stock options and warrants, using the treasury stock method, as of June 30, 1998 and 1997, respectively, because their inclusion would be antidilutive. Such options and warrants had an average exercise price of $13.00 per share as of June 30, 1998 and $0.32 per share as of June 30, 1997. In addition, diluted net loss per share for the three and six-month periods ended June 30, 1997 does not include 4,799,000 shares of convertible preferred stock because their inclusion would be antidilutive.

3.   COMPREHENSIVE INCOME

     In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income for the three and six month periods ended June 30, 1998 was $280,000 and $75,000, respectively. The Company's total comprehensive loss for the three and six month periods ended June 30, 1997 was $237,000 and $407,000, respectively. In all periods, total comprehensive income (loss) consists entirely of changes in the Company's cumulative translation adjustment account.

4.   SALE OF STOCK

     In April 1998, the Company completed a follow-on public offering of 3.45 million shares of Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2.0 million shares were sold by shareholders and 1.45 million shares were sold by the Company. The net proceeds to the Company approximated $83 million.

5.   BUSINESS COMBINATIONS

     On May 19, 1998, the Company acquired all of the outstanding capital stock of Intermart Systems K.K. ("Intermart"). Total consideration paid was $8 million, with $4.9 million paid in cash and the balance paid upon the issuance of 46,551 shares of the Company's stock. In addition, the former shareholders of Intermart can potentially earn an additional $4 million in stock if certain performance criteria are met during the year ended March 31, 1999.

     On June 3, 1998, the Company acquired all of the outstanding capital stock of Intellicard Systems Pte. Ltd. ("ICS"). Total consideration paid was $18.4 million, of which $14.9 million was paid in cash and $3.5 million was paid upon the issuance of 61,185 shares of the Company's stock. Approximately $11.4 million of the cash portion of the consideration was paid in exchange for cash and a $2.0 million shareholder note held by ICS at the closing of the transaction. The note was repaid by the shareholder prior to June 30, 1998.

     The acquisitions of Intermart and ICS were both accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of the Company exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates. The aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions.

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the three month and six month periods ended June 30, 1998 and 1997, as if each company had been acquired as of the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the non-recurring charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                         1998            1997            1998            1997
                                                       --------        --------        --------        --------
         Revenues                                      $ 11,726        $  7,704        $ 22,662        $ 13,653
         Net income (loss)                             $  2,343        $    106        $  3,353        $   (652)
         Net income (loss)
           per share:
                  Basic                                $   0.19        $   0.05        $   0.28        $  (0.36)
                  Diluted                              $   0.17        $   0.01        $   0.26        $  (0.36)
         Shares used in per
           share computations:
                  Basic                                  12,628           1,992          11,772           1,792
                  Diluted                                13,549           7,737          12,734           1,792

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
    (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITIONS

         On May 19, 1998, the Company completed its acquisition of Intermart Systems K.K.

("Intermart") based in Tokyo, Japan. Intermart designs and sells memory card readers and adapters used primarily in digital photography and other digital media transfers. Total consideration paid was $8 million, with $4.9 million paid in cash and the balance paid through the issuance of 46,551 shares of the Company's stock. In addition, the former shareholders of Intermart can potentially earn an additional $4 million in stock if certain performance criteria are met during the year ended March 31, 1999.

         On June 3, 1998, the Company completed its acquisition of Intellicard Systems Pte. Ltd. ("ICS"), based in Singapore. ICS is a contract manufacturing company that manufactures certain of the Company's products, including smart card readers, DVB conditional access modules, and PC Card adapters. Total consideration paid was $18.4 million, of which $14.9 million was paid in cash and $3.5 million was paid through the issuance of 61,185 shares of the Company's stock. Approximately $11.4 million of the cash portion of the consideration was paid in exchange for cash and a $2.0 million shareholder note held by ICS at the closing of the transaction. The note was repaid by the shareholder prior to June 30, 1998.

         The acquisitions of Intermart and ICS were both accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of the Company exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates. The aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions.

         The following discussion of the Company's results of operations for the quarter and six months ended June 30, 1998 reflect the results of SCM Microsystems, Inc. for the entire periods, together with the results of Intermart and ICS from their respective dates of acquisition.

RESULTS OF OPERATIONS

         Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the quarter ended June 30, 1998 were $10.6 million compared to $5.6 million in the second quarter of 1997, an increase of 89%. For the first six months of 1998, net sales were $18.4 million compared to $10.0 million in the first six months of 1997, an increase of 84%. The increase in the second quarter and in the first six months of 1998 was primarily due to an increase in shipments of DVB-CAM products and services in Europe, and an increase in SwapBox revenues in the U.S., primarily to OEM customers supplying U.S. government agencies. In addition, the first volume shipments of the Company's SwapSmart readers in the U.S. took place in the second quarter.

         Gross Profit. Gross profit for the second quarter of 1998 was $4.2 million, or 39% of total net sales, compared to $2.3 million, or 41% of total net sales for the second quarter of 1997. Gross profit for the first six months of 1998 was $7.1 million, or 38% of total net sales, compared to $3.9 million or 39% in the first six months of 1997. The increases in gross profit in absolute amounts for both the second quarter and first six months of 1998 were primarily due to the aforementioned increases in revenue. The Company believes that its gross profit in absolute dollars during 1998 will continue to be above the levels experienced in 1997. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, all of which tend to carry higher gross profit than older products, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

         Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses for the second quarter of 1998 were $857,000, compared with $790,000 in the second quarter of 1997, an increase of 8%. As a percentage of total net sales, research and development expenses were 8% and 14% in the second quarter of 1998 and 1997, respectively. For the first six months of 1998, research and development expenses were $1.6 million, compared with $1.4 million in the comparable period of 1997, an increase of 14%. As a percentage of total net sales, research and development expenses were 9% in the first six months 1998 compared to 14% for the comparable period in 1997. The increases in absolute amounts for the second quarter and first six months of 1998 were primarily due to engineering headcount and related product development costs of the acquired companies. The Company believes that the absolute amount of research and development expenses during the remainder of 1998 will be higher than the last two quarters of 1997 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

         Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the second quarter of 1998 were $1.2 million, compared with $1.0 million in the second quarter of 1997, an increase of 14%. As a percentage of total net sales, these expenses were 11% in the second quarter of 1998, compared with 18% in the comparable period of 1997. For the first six months of 1998, sales and marketing expenses were $2.2 million, compared with $2.0 million in the comparable period of 1997, an increase of 11%. These increases in absolute amounts in 1998 were primarily due to sales and marketing costs of the acquired companies. The decrease in sales and marketing expenses as a percentage of total net sales in the second quarter and first six months of 1998 compared to the comparable periods of 1997 was due to a cost structure in sales and marketing consisting primarily of fixed expenses that have increased at a slower pace than the Company's revenue growth. Sales and marketing expenses in the remainder of 1998 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis

         General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses were $1.4 million in the second quarter of 1998, or 13% of total net sales, compared with $585,000, or 10% of total net sales in the second quarter of 1997, an increase of 143%. For the six month period, general and administrative expenses were $2.2 million in 1998, an increase of 94% compared with $1.1 million in 1997, representing 12% and 11% of total net sales in the six months period in 1998 and 1997, respectively. These increases in absolute amounts were primarily due to increases in administrative headcount in the Company's U.S. and Pfaffenhofen, Germany offices to support higher levels of business activities, increased costs relating to the Company operating as a public company subsequent to its IPO in October 1997, and administrative costs of the acquired businesses. The Company believes general and administrative expenses in the remainder of 1998 will continue to increase in absolute amount for all of the aforementioned reasons, but will fluctuate as a percentage of total net sales.

         Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the second quarter of 1998, net interest income was $1.7 million, compared to net interest income of $261,000 in the second quarter of 1997. In the first six months of 1998, interest income and other, net, was $2.4 million, compared to $297,000 in the comparable period of 1997. In April 1998, the Company completed a secondary offering of 3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Investment of the net proceeds will generate future net investment income in the remainder of 1998 at levels higher than experienced in 1997.

         Income Taxes. A provision for income taxes of $620,000 was booked in the second quarter of 1998, an effective tax rate of 26%, net of in-process research and development and other acquisition costs, resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for United States federal and California income tax purposes, respectively. The Company's utilization of United States federal operating loss carry forwards is limited to approximately $340,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Company's initial public stock offering, the Company had financed its operations principally through private placements of debt and equity securities and, to a lesser extent, borrowings under bank lines of credit. In October 1997, the Company completed the sale of 3.8 million shares of Common Stock in an initial public offering ("IPO"), resulting in net proceeds of $43.7 million. In April 1998, the Company completed a secondary offering of 3.45 million shares of its Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2.0 million shares were sold by shareholders and 1.45 million shares were sold by the Company. The net proceeds to the Company from the secondary offering were $83.1 million.

         As of June 30, 1998, the Company's working capital was $143.4 million, compared to a working capital of $60.3 million as of December 31, 1997. Working capital increased in the first six months of 1998 due primarily to the net proceeds from the follow-on offering of $83.1 million and the Company's receipt of $6.3 million in net proceeds from the exercise of warrants and options, partially offset by working capital used in operations, capital expenditures, and the acquisitions of Intermart and ICS.

         During the first six months of 1998, cash and cash equivalents increased by $17.8 million due primarily to net proceeds of $89.4 million from the issuance of common stock and $16.5 million proceeds from maturities of short-term investments, partially offset by $75.3 million used to purchase short-term investments, $404,000 used for capital expenditures, $9.9 million for the businesses acquired, net of cash received, and $2.1 million used in operations. Cash was used in operations primarily for an increase in accounts receivable of $2.8 million due primarily to higher revenue, partially offset by increases in accrued expenses and income taxes.

         The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $2.5 million in total at June 30, 1998). Two of these lines of credit expire on September 30, 1998 and the third has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75%. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate, and expires in May 1999. At June 30, 1998, no amounts were outstanding under any of the Company's lines of credit.

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

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY
                              RESULTS; SEASONALITY

         Although the Company was profitable for each of the four fiscal quarters ended June 30, 1998 (before interest accretion on preferred stock and non-recurring adjustments), the Company incurred a net loss of $410,000 (before interest accretion on preferred stock and non-recurring adjustments) for the six months ended June 30, 1997 and net operating losses on an annual basis from its inception in 1993 through the year ended December 31, 1996. As of June 30, 1998, the Company had an accumulated deficit of $11.7 million. In view of the Company's loss history, there can be no assurance that the Company will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

          DEPENDENCE ON EMERGING PRODUCT MARKETS; UNCERTAINTY OF MARKET
                      ACCEPTANCE OF THE COMPANY'S PRODUCTS

      From the Company's inception through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended June 30, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 99.4% of total net sales in 1997, and to 100% of total net sales in the second quarter of 1998. The Company's net sales are now and will continue to be dependent upon the success of its security and access products.

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

                           DEPENDENCE ON SALES TO OEMs

         A substantial majority of the Company's products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1997, almost all of the Company's sales were to OEMs and the Company expects this dependence on OEM sales to continue. In 1997, sales to BetaDigital (a division of the Kirch Group) accounted for 45% of total net sales and sales to the Company's top 10 customers (all of which are OEMs) accounted for 80% of total net sales. In the first six months of 1998, sales to BetaDigital accounted for 28% of total net sales, sales to Telenor Conax A.S. and subsidiaries accounted for 20% of total net sales, and sales to the Company's top 10 customers (9 of which are OEMs) accounted for 67% of total net sales. In order for an OEM to incorporate the Company's products into its systems, the Company must demonstrate that its products provide significant commercial advantages to OEMs over competing products. There can be no assurance that the Company can successfully demonstrate such advantages or that the Company's products will continue to provide any advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs will elect to incorporate the Company's products into their current or future systems. Further, the business strategies and manufacturing practices of the Company's OEM customers are subject to change and any such change may result in decisions by the customers to decrease their purchases of the Company's products, seek other sources for products currently manufactured by the Company or manufacture these products internally. The Company's OEM customers may also seek price concessions from the Company. Failure of OEMs to incorporate the Company's products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in the Company's sales to OEMs would have a material adverse effect on the Company's business and operating results.

                  DEPENDENCE ON SALES TO GOVERNMENT CONTRACTORS

      Approximately 51%, 39%, 28% and 18% of the Company's net sales during 1995, 1996, 1997 and the first six months of 1998, respectively, were derived from sales of the Company's SwapBox product for use by the U.S. government, all of which were made under contracts between the Company and major OEMs that sell PCs to the United States Department of Defense (the "DoD"). The Company believes that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DoD has been reducing total expenditures over the past few years in a number of areas and there can be no assurance that such funding will not be reduced in the future. In addition, there is no assurance that the Company will be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on the Company's business and operating results.

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

                              MANAGEMENT OF GROWTH

      The Company's business has grown substantially in recent periods, with net sales increasing from $6.4 million in 1994 to $27.8 million in 1997. The growth of the Company's business has placed a significant strain on the Company's management and operations. In addition, a number of key members of the Company's management, including its President and Chief Executive Officer, Chief Financial Officer and Vice President-Operations have joined the Company within the past two years. Furthermore, in 1993 the Company commenced operations in North America which included the establishment of a U.S. management team. As a result, the Company has a limited operating history under its current U.S. management. In addition, the number of employees has increased from 50 at December 31, 1995 to 151 as of June 30, 1998. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to do so could have a material adverse effect on the Company's business and operating results.

                         INTEGRATION OF GLOBAL LOCATIONS

     The Company's U.S. headquarters are located in Los Gatos, California, its European headquarters are located in Pfaffenhofen, Germany, and its research and development facilities are located in Erfurt, Germany and La Ciotat, France. In Asia, the Company is located in Singapore and in Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on the Company, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although the Company seeks to mitigate the difficulties associated with operating in diverse geographic locations through the extensive use of electronic mail and teleconferencing, there can be no assurance that it will not encounter unforeseen difficulties or logistical barriers in operating in diverse locations. Furthermore, operations in widespread geographic locations require the Company to implement and operate complex information systems that are capable of providing timely information which can readily be consolidated. Although the Company believes that its information systems are adequate, the Company may in the future have to implement new information systems. Implementation of such new information systems may be costly and may require training of personnel. Any failure or delay in implementing these systems, procedures and controls on a timely basis, if necessary, or in expanding these areas in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business and operating results.

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

           DEPENDENCE ON CONTRACT AND OFFSHORE MANUFACTURING; LIMITED
                      NUMBER OF SUPPLIERS OF KEY COMPONENTS

         The Company has implemented a global sourcing strategy that it believes will enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products. The majority of the Company's products are now manufactured by its wholly-owned subsidiary in Singapore, Intellicard, which was acquired in June 1998. In addition, the Company currently sources some of its products through two contract manufacturers in Europe. In the event the Company exceeds current capacity levels at Intellicard and any of the Company's outside contract manufacturers are unable or unwilling to continue to manufacture the Company's products, the Company may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. In this regard, one of the Company's contract manufacturers has recently been involved in bankruptcy proceedings and may be unable to continue manufacturing the Company's products. In the event that such manufacturer (or any other key supplier) were unable to meet the Company's requirements, there can be no assurance that the Company would be able to identify or qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources would materially and adversely affect the Company's business and operating results.

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

         The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. For example, the Company purchases mechanical components for use in its smart card reader product exclusively from Stocko, a German-based supplier. The Company's reliance on sole source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. Although to date the Company has been able to purchase its requirements of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business and operating results. Such delays could also damage relationships with current and prospective customers.

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

               RISKS OF INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

         The Company was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 49%, 53%, 69% and 62% of the Company's revenues in 1995, 1996, 1997, and the first six months of 1998, respectively, were derived from customers located outside the United States. Because a significant number of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including tariffs and other trade barriers, difficulties in staffing and managing disparate branch operations, currency exchange risks and exchange controls and potential adverse tax consequences. These factors may have a material adverse effect on the Company's business and operating results.

         As a result of the Company's multinational operations and sales, and particularly since the Company's recent business acquisitions in Japan and Singapore, the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the German mark, the Japanese yen and the Singapore dollar, in relation to the U.S. dollar. The Company does not currently engage in hedging activities with respect to its foreign currency exposure. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and operating results. In the future, the Company could be required to denominate its product sales in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.

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

                              YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit in the date code field. These data code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment or software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business and operating results. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business and operating results.


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