Form 10-Q
period 1998-09-30
SCM MICROSYSTEMS INC
filed 1998-11-16
CIK 1036044

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         At November 3, 1998, 13,158,146 shares of common stock were outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        Quarter Ended                Nine Months Ended
                                                                         September 30                   September 30
                                                                   -----------------------        ------------------------
                                                                     1998           1997            1998            1997
                                                                   --------       --------        --------        --------
Revenue:
    Security and access products                                   $ 14,234       $  7,952        $ 32,642        $ 17,772
    Other                                                                --             --              --             163
                                                                   --------       --------        --------        --------
       Total revenue                                                 14,234          7,952          32,642          17,935
Cost of revenue                                                       8,350          5,108          19,677          11,234
                                                                   --------       --------        --------        --------
       Gross margin                                                   5,884          2,844          12,965           6,701
                                                                   --------       --------        --------        --------
Operating expenses:
    Research and development                                            903            713           2,526           2,131
    Sales and marketing                                               1,549            928           3,774           2,941
    General and administrative                                        1,525          1,112           3,723           2,245
    In process research and development                                  --             --           5,941              --
    Other acquisition integration expenses                               --             --             581              --
                                                                   --------       --------        --------        --------
       Total operating expenses                                       3,977          2,753          16,545           7,317
                                                                   --------       --------        --------        --------
       Income (loss) from operations                                  1,907             91          (3,580)           (616)
Interest income and other, net                                        2,030            273           4,418             570
                                                                   --------       --------        --------        --------
       Income (loss) before income taxes                              3,937            364             838             (46)
Provision for income taxes                                            1,150             30           2,020              30
                                                                   --------       --------        --------        --------
       Net income (loss)                                              2,787            334          (1,182)            (76)
Accretion on redeemable convertible preferred stock                      --           (324)             --            (802)
                                                                   --------       --------        --------        --------
       Net income (loss) attributable to common stockholders       $  2,787       $     10        $ (1,182)       $   (878)
                                                                   ========       ========        ========        ========

Net income (loss) per share:
    Basic                                                          $   0.22       $   0.01        $  (0.10)       $  (0.50)
                                                                   ========       ========        ========        ========
    Diluted                                                        $   0.21       $   0.00        $  (0.10)       $  (0.50)
                                                                   ========       ========        ========        ========

Shares used in computing net income (loss) per share:
    Basic                                                            12,917          1,866          12,166           1,739
                                                                   ========       ========        ========        ========
    Diluted                                                          13,538          3,249          12,166           1,739
                                                                   ========       ========        ========        ========



See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                              September 30,     December 31,
ASSETS                                             1998            1997
                                                ---------        ---------
Current assets:
    Cash and cash equivalents                   $  33,275        $  25,552
    Short-term investments                         98,107           30,336
    Accounts receivable, net                       18,942            6,607
    Inventories                                     8,345            3,392
    Prepaids and other current assets               1,169              302
                                                ---------        ---------
       Total current assets                       159,838           66,189

Property, equipment and other assets, net           2,664            1,176
Goodwill                                            6,993               --
                                                =========        =========
       Total assets                             $ 169,495        $  67,365
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                               $      --        $       9
    Accounts payable                                7,819            4,308
    Accrued expenses                                2,974            1,271
    Income taxes payable                            2,325              305
                                                ---------        ---------
       Total current liabilities                   13,118            5,893

Stockholders' equity:
    Capital stock                                      13               11
    Additional paid-in capital                    165,541           69,902
    Accumulated deficit                            (8,896)          (7,714)
    Deferred compensation                             (83)            (125)
    Other cumulative comprehensive loss              (198)            (602)
                                                ---------        ---------
       Total stockholders' equity                 156,377           61,472
                                                ---------        ---------

                                                $ 169,495        $  67,365
                                                =========        =========



See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     ------------------------
                                                                                        1998           1997
                                                                                     --------        --------
Cash flows from operating activities:
   Net loss                                                                          $ (1,182)       $    (76)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     883             266
        Charge off of in-process research and development                               5,941              --
        Amortization of deferred employee compensation                                     42              52
        Non-cash charges from issuance of warrants                                         --             493
        Changes in operating assets and liabilities:
          Accounts receivable                                                          (8,301)         (2,993)
          Inventories                                                                  (3,389)         (1,264)
          Prepaid expenses                                                               (514)           (463)
          Accounts payable                                                                415           1,637
          Accrued expenses                                                                884             423
          Income taxes payable                                                          2,020              --
                                                                                     --------        --------
            Net cash used in operating activities                                      (3,201)         (1,925)
                                                                                     --------        --------

Cash flows used in investing activities:
   Capital expenditures                                                                  (918)           (497)
   Businesses acquired, net of cash received                                           (9,875)             --
   Proceeds from short-term investments                                                26,612              --
   Purchases of short-term investments                                                (94,383)             --
                                                                                     --------        --------
            Net cash used in investing activities                                     (78,564)           (497)
                                                                                     --------        --------

Cash flows from financing activities:
   Payments on notes payable                                                               (9)         (1,309)
   Principal payments on long-term debt                                                  (288)            (63)
   Proceeds from issuance of redeemable convertible preferred stock                        --          12,148
   Proceeds from issuance of common stock, net                                         89,665              --
                                                                                     --------        --------
            Net cash provided by financing activities                                  89,368          10,776
                                                                                     --------        --------
Effect of exchange rates on cash                                                          120            (776)
Net increase in cash                                                                    7,723           7,578
Cash at beginnning of period                                                           25,552           2,593
                                                                                     --------        --------
Cash at end of period                                                                $ 33,275        $ 10,171
                                                                                     ========        ========

Supplemental disclosures of cash flow information:
   Cash paid during the period - interest                                            $      2        $     96
                                                                                     ========        ========
   Noncash financing activities:
     Businesses acquired for common stock                                            $  5,976        $     --
                                                                                     ========        ========
     Accretion on redeemable convertible preferred stock                             $     --        $    802
                                                                                     ========        ========
     Conversion of related party and non-related party debt
        into redeemable convertible preferred stock                                  $     --        $  4,240
                                                                                     ========        ========



See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.    BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1997 annual report on Form 10-K.

2.    NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
     (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. The following is a reconciliation of the shares used in the computation of basic and diluted net income for the three- and nine-month periods ended September 30, 1998 and 1997 (in thousands):

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                         -------------------       -------------------
                                                          1998         1997         1998         1997
                                                         ------       ------       ------       ------
Basic - weighted average number of common shares         12,917        1,866       12,166        1,739
Effect of dilutive common equivalent shares:
         Stock options outstanding                          606          443           --           --
         Stock warrants outstanding                          15           86           --           --
         Series A convertible preferred stock                --          854           --           --
                                                         ------       ------       ------       ------
Diluted - weighted average number of common shares
         and common equivalent shares outstanding        13,538        3,249       12,166        1,739
                                                         ======       ======       ======       ======

     The diluted net income per share for the three-month period ended September 30, 1998 does not include the effect of 134,900 shares issuable under stock options, because the effect of their inclusion would be antidilutive. Such options had an average exercise price of $61.78 per share. The diluted net loss per share for the nine-month periods ended September 30, 1998 and 1997 does not include the effect of 869,724 and 1,620,971 shares issuable under stock options and warrants, respectively, because the effect of their inclusion would be antidilutive. Such options and warrants had an average exercise price of $17.42 per share as of September 30, 1998 and $7.91 per share as of September 30, 1997. In addition, diluted net loss per share for the three - and nine-month periods ended September 30, 1997 does not include 3,945,000 shares of redeemable convertible preferred stock because the effect of their inclusion would be antidilutive.

3.   COMPREHENSIVE INCOME
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive income for the three- and nine-month periods ended September 30, 1998 was $329,000 and $404,000, respectively. The Company's total comprehensive loss for the three- and nine-month periods ended September 30, 1997 was $257,000 and $664,000, respectively. In all periods, total comprehensive income (loss) consists entirely of changes in the Company's cumulative translation adjustment account.

4.   SALE OF STOCK
     In April 1998, the Company completed a follow-on public offering of 3.45 million shares of Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2.0 million shares were sold by shareholders and 1.45 million shares were sold by the Company. The net proceeds to the Company approximated $83 million.

5.   BUSINESS COMBINATIONS

     In the second quarter of 1998, the Company acquired all of the outstanding capital stock of Intermart Systems K.K. ("Intermart") and Intellicard Systems Pte. Ltd. ("ICS"). A summary of the purchase price for the acquisitions is as follows (in thousands):



                               Intermart       ICS
                               -------       -------
Cash                           $ 4,860       $14,891
Common stock                     2,826         3,150
Direct acquisition costs           281           152
                               -------       -------

   Total                       $ 7,967       $18,193
                               =======       =======

     In addition, the former shareholders of Intermart can potentially earn an additional $4 million in common stock if certain performance criteria are met during the year ending April 30, 1999.

     A summary of the allocation of the purchase price is as follows (in thousands):

                                                       Intermart         ICS
                                                        -------        -------
In-process research and development                     $ 5,241        $   700
Cash acquired                                               664          9,212
Other net assets (liabilities) acquired (assumed)          (582)         3,562
Goodwill                                                  2,644          4,719
                                                        -------        -------

   Total                                                $ 7,967        $18,193
                                                        =======        =======


     The acquisitions of Intermart and ICS were both accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of the Company exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates. The aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions. Goodwill for the acquisitions of approximately $7.4 million represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of six years.

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the nine-month periods ended September 30, 1998 and 1997, as if each company had been acquired as of the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the non-recurring charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                 Nine Months Ended September 30,
                                 -------------------------------
                                       1998            1997
                                       ----            ----
Revenues                            $ 36,896       $ 23,223
Net income (loss)                   $  6,140       $ (1,523)
Net  income (loss) per share:
         Basic                      $   0.50       $  (0.83)
         Diluted                    $   0.47       $  (0.83)
Shares used in per
     share computation
         Basic                        12,224          1,847
         Diluted                      12,996          1,847

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

7.   SUBSEQUENT EVENT
    On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. ("Shuttle"), a privately-held company based in Wokingham, England, in exchange for all of the outstanding share capital of Shuttle. The transaction is valued at approximately $33 million and will be accounted for as a pooling of interests.

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

         In connection with these acquisitions, the Company allocated approximately $5.9 million of the $26.2 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. ICS and Intermart had approximately 10 projects in progress at the time of the acquisition including USB interface readers for the three major types of digital transfer media (compact flash, mini-card and smart media), higher speed digital media readers for compact flash, mini-card and smart media formats, reader compatibility with DVD standards, and improved high-speed PC card modems. Costs to complete these projects, as well as several other projects acquired, aggregate approximately $565,000 and $156,000 in fiscal 1998 and 1999, respectively. The Company currently expects to complete the development of these projects at various dates through fiscal 1999.

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product can be produced to meet its design requirements including functions, features and technical performance requirements. Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future industry developments, changes in network security and conditional access environments, changes in other product offerings or other developments may cause the Company to alter or abandon these plans.

         The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements in progress at the acquisition date. Net cash flow estimates include cost of goods sold and sales, marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. A risk-adjusted discount rate was used to discount the net cash flows back to their present value. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects.

         On November 3, 1998, the Company completed its acquisition of Shuttle Technology Group Limited ("Shuttle"). Shuttle is a developer and supplier of access and interface technology based in the United Kingdom. Total consideration paid was approximately $33 million, paid through the issuance of 827,792 shares of the Company's common stock. The acquisition of Shuttle will be accounted for as pooling of interests.

         The following discussion of the Company's results of operations for the quarter and nine months ended September 30, 1998 reflect the results of SCM Microsystems, Inc. for the entire periods, together with the results of Intermart and ICS from their respective dates of acquisition.

RESULTS OF OPERATIONS

         Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the quarter ended September 30, 1998 were $14.2 million compared to $8.0 million in the second quarter of 1997, an increase of 79%. For the first nine months of 1998, net sales were $32.6 million compared to $17.9 million in the first six months of 1997, an increase of 82%. The increase in third quarter revenues in 1998 over 1997 was due primarily to revenues from the companies acquired by the Company in the second quarter of 1998 (Intermart and ICS) of $3.9 million, an increase in shipments of the Company's SwapSmart readers in the U.S. of $2.1 million, and an increase in SwapBox revenues in the U.S. of $0.7 million, primarily to OEM customers supplying U.S. government agencies. The increase in revenues for the first nine months of 1998 over 1997 was primarily due to an increase in shipments of DVB-CAM products and services in Europe of $2.0 million, in addition to the reasons previously discussed. In the three - and nine month periods ended September 30, 1998, sales to the Company's top 10 customers accounted for 50% and 66% of total net sales, respectively.

         Gross Profit. Gross profit for the third quarter of 1998 was $5.9 million, or 41% of total net sales, compared to $2.8 million, or 36% of total net sales for the third quarter of 1997. Gross profit for the first nine months of 1998 was $13.0 million, or 40% of total net sales, compared to $6.7 million or 37% in the first nine months of 1997. The increases in gross profit, both in absolute dollars and as a percentage of total net sales, for the third quarter and the first nine months of 1998, were primarily due to the aforementioned increase in shipments of DVB-CAM products and services, including development test tools, software and engineering services, all of which carry gross profit levels higher than the Company's other products. The Company believes that its gross profit in absolute dollars during 1998 will continue to be above the levels experienced in 1997. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, all of which tend to carry higher gross profit than older products, and the cost and availability of components.
Accordingly, gross profit percentages are expected to fluctuate from period to period.

         Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses for the third quarter of 1998 were $903,000, compared with $713,000 in the third quarter of 1997, an increase of 27%. As a percentage of total net sales, research and development expenses were 6% and 9% in the third quarter of 1998 and 1997, respectively. For the first nine months of 1998, research and development expenses were $2.5 million, compared with $2.1 million in the comparable period of 1997, an increase of 19%. As a percentage of total net sales, research and development expenses were 8% in the first nine months 1998 compared to 12% for the comparable period in 1997. The increases in absolute amounts for the third quarter and first nine months of 1998 were primarily due to engineering headcount and related product development costs of Intermart and ICS, the companies acquired by the Company in the second quarter of 1998. The Company believes that the absolute amount of research and development expenses during the remainder of 1998 will be higher than the last quarter of 1997 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

         Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the third quarter of 1998 were $1.5 million, compared with $0.9 million in the third quarter of 1997, an increase of 67%. As a percentage of total net sales, these expenses were 11% in the third quarter of 1998, compared with 12% in the comparable period of 1997. For the first nine months of 1998, sales and marketing expenses were $3.8 million, or 12% of revenues, compared with $2.9 million in the comparable period of 1997, or 16% of revenues, an increase of 28%. These increases in absolute amounts in 1998 were primarily due to sales and marketing costs of the companies acquired by the Company in the second quarter of 1998, including personnel, trade show and collateral material costs. Sales and marketing expenses in the remainder of 1998 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis

         General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses were $1.5 million in the third quarter of 1998, or 11% of total net sales, compared with $1.1 million, or 14% of total net sales in the third quarter of 1997, an increase of 37%. For the nine month period, general and administrative expenses were $3.7 million in 1998, an increase of 66% compared with $2.2 million in 1997, representing 11% and 13% of total net sales in the nine months period in 1998 and 1997, respectively. These increases in absolute amounts were primarily due to increases in administrative headcount in the Company's U.S. and Pfaffenhofen, Germany offices to support higher levels of business activities, increased costs relating to the Company operating as a public company subsequent to its IPO in October 1997, and administrative costs of the companies acquired by the Company in the second quarter of 1998. Also in the third quarter of 1998, the Company increased its accrual for doubtful accounts receivable by approximately $400,000, primarily as a result of cash flow difficulties experienced by one its customers. The Company continues to evaluate the collectibility of the receivable balance from this customer and there can be no certainty that further increases to the provision for doubtful receivables may not be necessary in future periods. The Company believes general and administrative expenses in the remainder of 1998 will continue to increase in absolute amount for all of the aforementioned reasons, but will fluctuate as a percentage of total net sales.

         Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the third quarter of 1998, interest income and other, net was $2.0 million, compared to $273,000 in the third quarter of 1997. In the first nine months of 1998, interest income and other, net, was $4.4 million, compared to $570,000 in the comparable period of 1997. In April 1998, the Company completed a secondary offering of 3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Higher average investable cash balances in 1998 as a result of the aforementioned stock offering and no debt service requirements resulted in the increase in interest income and other, net in 1998 over 1997. Continued investment of the net proceeds from this offering will generate future net investment income in the remainder of 1998 at levels higher than experienced in 1997.

         Income Taxes. A provision for income taxes of $1.2 million was booked in the third quarter of 1998, an effective tax rate of 29% resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for United States federal and California income tax purposes, respectively. The Company's utilization of United States federal operating loss carry forwards is limited to approximately $340,000 per year.

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

         As of September 30, 1998, the Company's working capital was $146.7 million, compared to a working capital of $60.3 million as of December 31, 1997. Working capital increased in the first nine months of 1998 due primarily to the net proceeds from the follow-on offering of $83.1 million and the Company's receipt of $6.6 million in net proceeds from the exercise of warrants and options, partially offset by the acquisitions of Intermart and ICS, working capital used in operations, and capital expenditures.

         During the first nine months of 1998, cash and cash equivalents increased by $7.7 million due primarily to net proceeds of $89.7 million from the issuance of common stock and $26.6 million proceeds from maturities of short-term investments, partially offset by $94.4 million used to purchase short-term investments, $9.9 million for the businesses acquired in the second quarter (net of cash received), $3.2 million used in operations, and $918,000 used for capital expenditures. Cash was used in operations primarily for an increase in accounts receivable of $8.3 million and an increase in inventories of $3.4 million, both increases were due primarily to higher levels of business activity and the aforementioned acquisitions in the second quarter, partially offset by increases in accrued expenses and income taxes.

         The Company has revolving lines of credit with three banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $2.7 million in total at September 30, 1998). Two of these lines of credit expired on September 30, 1998, and the Company and the banks are in negotiations to extend such lines for an additional 12 month period. The third line of credit has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75% per annum. Borrowings under the German lines of credit are unsecured.
The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (8.25% as of Sept 30, 1998), and expires in May 1999. At September 30, 1998, no amounts were outstanding under any of the Company's lines of credit.

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


                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS;
                                  SEASONALITY

         Although the Company was profitable for each of the four fiscal quarters ended September 30, 1998 (before interest accretion on preferred stock and non-recurring adjustments), the Company incurred a net loss of $72,000 (before interest accretion on preferred stock and non-recurring adjustments) for the nine months ended September 30, 1997 and net operating losses on an annual basis from its inception in 1993 through the year ended December 31, 1996. As of September 30, 1998, the Company had an accumulated deficit of $8.9 million. In view of the Company's loss history, there can be no assurance that the Company will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

          DEPENDENCE ON EMERGING PRODUCT MARKETS; UNCERTAINTY OF MARKET
                      ACCEPTANCE OF THE COMPANY'S PRODUCTS

      From the Company's inception through 1994, the Company focused on PCMCIA peripheral products, including flash memory and fax/modem devices. In 1994, the Company began emphasizing security and access products. The Company made the final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing its exit from this business. As a result of the Company's strategic shift in product focus, the proportion of security and access product sales increased from 22.1% of total net sales in 1994 to 99.4% of total net sales in 1997, and to 100% of total net sales thereafter. The Company's net sales are now and will continue to be dependent upon the success of its security and access products.

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


                           DEPENDENCE ON SALES TO OEMs

         A substantial majority of the Company's products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In 1997, almost all of the Company's sales were to OEMs and the Company expects this dependence on OEM sales to continue. In 1997, sales to BetaDigital (a division of the Kirch Group) accounted for 45% of total net sales and sales to the Company's top 10 customers (all of which are OEMs) accounted for 80% of total net sales. In the first nine months of 1998, sales to BetaDigital accounted for 16% of total net sales, sales to Telenor Conax A.S. and subsidiaries accounted for 13% of total net sales, and sales to the Company's top 10 customers (8 of which are OEMs) accounted for 66% of total net sales. In order for an OEM to incorporate the Company's products into its systems, the Company must demonstrate that its products provide significant commercial advantages to OEMs over competing products. There can be no assurance that the Company can successfully demonstrate such advantages or that the Company's products will continue to provide any advantages. Moreover, even if the Company is able to demonstrate such advantages, there can be no assurance that OEMs will elect to incorporate the Company's products into their current or future systems. Further, the business strategies and manufacturing practices of the Company's OEM customers are subject to change and any such change may result in decisions by the customers to decrease their purchases of the Company's products, seek other sources for products currently manufactured by the Company or manufacture these products internally. The Company's OEM customers may also seek price concessions from the Company. Failure of OEMs to incorporate the Company's products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in the Company's sales to OEMs would have a material adverse effect on the Company's business and operating results.

                  DEPENDENCE ON SALES TO GOVERNMENT CONTRACTORS

      Approximately 51%, 39%, 28% and 18% of the Company's net sales during 1995, 1996, 1997 and the first nine months of 1998, respectively, were derived from sales of the Company's SwapBox product for use by the U.S. government, all of which were made under contracts between the Company and major OEMs that sell PCs to the United States Department of Defense (the "DoD"). The Company believes that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unforeseen changes in the timing and quantity of government orders and the competitive nature of government contracting generally. Furthermore, the DoD has been reducing total expenditures over the past few years in a number of areas and there can be no assurance that such funding will not be reduced in the future. In addition, there is no assurance that the Company will be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on the Company's business and operating results.

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

                       RISK ASSOCIATED WITH ACQUISITIONS

      The Company (continually) evaluates potential acquisitions of complementary businesses, products and technologies. In the last six months, the company has acquired Shuttle in November 1998, Intermart in May 1998 and ICS in June 1998. There can be no assurance that the Company will realize the desired benefits of these recent transactions or of future transactions. In order to successfully integrate acquired companies, the Company must, among other things, continue to attract and retain key management and other personnel; integrate, both from an engineering and a sales and marketing perspective, the acquired products; establish a common culture; and integrate geographically distant facilities and employees. the diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders, and could result in the incurrence of significant acquisition related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company, furthermore, there can be no assurance that any products acquired in connection with any such acquisition will gain acceptance in the Company's markets.

                              MANAGEMENT OF GROWTH

      The Company's business has grown substantially in recent periods, with net sales increasing from $6.4 million in 1994 to $27.8 million in 1997. The growth of the Company's business has placed a significant strain on the Company's management and operations. In 1993 the Company commenced operations in North America which included the establishment of a U.S. management team. As a result, the Company has a limited operating history under its current U.S. management. In addition, the number of employees has increased from 50 at December 31, 1995 to 153 as of September 30, 1998. If the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to anticipated future growth. The Company's failure to do so could have a material adverse effect on the Company's business and operating results.

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

      DEPENDENCE ON CONTRACT AND OFFSHORE MANUFACTURING; LIMITED NUMBER OF
                          SUPPLIERS OF KEY COMPONENTS

         The Company has implemented a global sourcing strategy that it believes will enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products. The majority of the Company's products are now manufactured by its wholly-owned subsidiary in Singapore, Intellicard, which was acquired in June 1998. In addition, the Company currently sources some of its products through two contract manufacturers in Europe. In the event the Company exceeds current capacity levels at Intellicard and any of the Company's outside contract manufacturers are unable or unwilling to continue to manufacture the Company's products, the Company may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. In this regard, one of the Company's contract manufacturers has recently been involved in bankruptcy proceedings and may be unable to continue manufacturing the Company's products. In the event that such manufacturer (or any other key supplier) were unable to meet the Company's requirements, there can be no assurance that the Company would be able to identify or qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources would materially and adversely affect the Company's business and operating results.

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

               RISKS OF INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

         The Company was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 49%, 53%, 69% and 62% of the Company's revenues in 1995, 1996, 1997, and the first nine months of 1998, respectively, were derived from customers located outside the United States. Because a significant number of the Company's principal customers are located in other countries, the Company anticipates that international sales will continue to account for a significant portion of its revenues. As a result, a significant portion of the Company's sales and operations may continue to be subject to certain risks, including tariffs and other trade barriers, difficulties in staffing and managing disparate branch operations, currency exchange risks and exchange controls and potential adverse tax consequences. These factors may have a material adverse effect on the Company's business and operating results.

         As a result of the Company's multinational operations and sales, and particularly since the Company's recent business acquisitions in Japan, Singapore, England and India the Company's operating results are subject to significant fluctuations based upon changes in the exchange rates of certain currencies, particularly the German mark, the Japanese yen and the Singapore dollar, in relation to the U.S. dollar. The Company does not currently engage in hedging activities with respect to its foreign currency exposure. Although management will continue to monitor the Company's exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business and operating results. In the future, the Company could be required to denominate its product sales in other currencies, which would make the management of currency fluctuations more difficult and expose the Company to greater risks in this regard.

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

                              YEAR 2000 COMPLIANCE

         In the next two years, most companies could face a potential serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." In response to this, the Company has formed a committee ("the Committee") to oversee the Company's computer system upgrade needs, including the specific assignment to deal with Year 2000 issues.

The Committee is composed of various members of the Company Staff. The Committee meets periodically and any finding are reviewed by the Company's Executive Staff. The Company has reviewed all of its current product offerings and believes that its current products are Year 2000 compliant. As such, the Committee's general plan of action includes inventorying all essential internal equipment, contacting suppliers to ascertain vendor readiness for Year 2000 compliance, testing all critical systems, implementing a new Enterprise Resource Planning ("ERP") system, and resolving all mission critical problems be the end of the third quarter of 1999. The Company is currently on schedule to complete all mission critical Year 2000 problems by the end of the third quarter of 1999.

The Company estimates the total Year 2000 costs, including the costs of implementing a new ERP system, to be between $1.0 million and $1.5 million. As of September 30, 1998, the Company has not incurred any significant costs related to Year 2000 issues. The Company has budgeted all Year 2000 costs independently of the Company information technology department. All costs will be paid from the Company's operating funds.

The Company is currently in the process of completing a comprehensive inventory and evaluation of its systems, equipment and facilities. The Company is in the process of identifying all essential suppliers and plans to contact them, if required, to determine that the suppliers' operations, products and services are Year 2000 compliant. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are not currently Year 2000 compliant. To date, the Company has not identified any specific contingency plans should the replacement or upgrade of these systems not happen. The Company is working to have contingency plans documented.

In addition, the Company could experience reduced revenues resulting from other companies' allocation resources to resolve Year 2000 issues, thus reducing amounts available to purchase the Company's products. There can be no assurance that the Year 2000 problem will not have a material adverse effect of the Company's business, operating results or financial condition.

                                EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies (the "legacy currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their legacy currencies or the Euro to transact business. By July 1, 2002, at the latest, the conversion to the Euro will be complete at which time the legacy currencies will no longer be legal tender. The conversion to the Euro will eliminate currency exchange rate risk between the member countries.

         The Company does not anticipate any material impact from the Euro conversion on its financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issue are generally compliant to the Euro conversion issue. Due to numerous uncertainties, the Company cannot reasonably estimate the effect that the Euro conversion issue will have on its pricing or market strategies, and the impact, if any, it will have on its financial condition and result of operations.

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


PART II:   OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's initial public offering of common stock was effected through the Registration Statement on Form S-1 (File No. 333-29073) that was declared effective by the SEC on October 6, 1997. Net proceeds to the Company from this offering was approximately $44 million. The Company's secondary public offering of common stock was effected through the Registration Statement on Form S-1 (File No. 333-47635) that was declared effective by the SEC on April 16, 1998. Net proceeds to the Company from this offering was approximately $83 million.

         As of September 30, 1998, the Company had used approximately $13.7 million of the aggregate net proceeds of the aforementioned two offerings of $127 million as follows:

         Repayment of indebtedness                            $ 2.6 million
         Acquisition of businesses (net of cash acquired)     $ 9.9 million
         Purchases of equipment                               $ 1.2 million

         No such payments were made to directors or officers of the Company or their associates, holders of 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.


                                                                      Appendix 4

         On November 3, 1998, the Company acquired Shuttle Technology Group Limited ("Shuttle"). In connection therewith, the Company issued an aggregate of 827,792 shares of the Company Common Stock to the shareholders of Shuttle. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof. The recipients of the securities represented to their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding the Company.

                                                                      Appendix 5

ITEM 5. OTHER INFORMATION

         Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal (i.e, a stockholder proposal not included in a company's proxy) raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on June 5th, 1998, the deadline for receipt of any such non-Rule 14a-8 stockholder proposal for the 1999 annual meeting of stockholders is April 21, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCM MICROSYSTEMS, INC.

Date:   November 11, 1998

                                        /s/ JOHN G. NIEDERMAIER
                                        ----------------------------------------
                                        John G. Niedermaier
                                        Vice President- Finance, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
27                            Financial Data Schedule