Form 10-K405
period 1998-12-31
SCM MICROSYSTEMS INC
filed 1999-03-31
CIK 1036044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-22689
                            ------------------------

                             SCM MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0444317
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   160 KNOWLES DRIVE, LOS GATOS, CALIFORNIA                        95032
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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $999,207,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 26, 1999 registrant had outstanding 14,057,759 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     SCM Microsystems designs, develops and sells hardware used to (1) control access to computers, networks and digital television broadcasts, (2) to conduct secure electronic commerce, and (3) to exchange information from devices such as digital cameras and audio recorders. Our target customers are manufacturers in the computer, telecommunications and digital television industries. We sell and license our products through a direct sales and marketing organization, primarily to original equipment manufacturers. We also sell through distributors, value added resellers and systems integrators worldwide.

INDUSTRY BACKGROUND

     Individuals and corporations increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems to access information, entertainment and data in a digital form from their homes and workplaces. This increasing proliferation and reliance upon digital data has caused data security to become a paramount concern of businesses, government, educational institutions and consumers. Regardless of whether the issue is controlling access to proprietary or confidential information such as business data or health records, or whether it is attempting to limit access to digital video broadcasts, or DVB, to paying subscribers, content providers, network and data managers and users of digital data are concerned with controlling access to data and maintaining data security. The enterprise data security market, including electronic commerce applications, and the market for DVB conditional access require a range of products to address their needs.

ENTERPRISE DATA SECURITY AND ELECTRONIC COMMERCE

  Enterprise Data Security

     Enterprise computing has evolved from highly centralized mainframe computers to widely distributed client/server network-based solutions. Modern enterprises frequently employ one or more local area networks to connect computer users located in a single facility, wide area networks and intranets to connect users in disparate facilities, and the Internet or direct electronic links to provide internal users access to third party information and to provide customers, vendors and other interested third parties with access to an enterprise's computing resources or information. Internet usage is expected to increase from approximately 35 million Web users worldwide in 1996 to approximately 160 million users worldwide by 2000 according to International Data Corporation, or IDC. This shift towards distributed computing is being fueled in part by the growing number of mobile computer users and telecommuters that perform some or all of their work from home or other remote locations.

     Data has become increasingly vulnerable to unauthorized access as enterprises move toward distributed computing and make data more accessible to internal and external users. According to the Computer Security Institute, 42% of respondents to its 1996 CSI/FBI Computer Crime and Security Survey acknowledged that they had experienced unauthorized use of their computer systems within the last 12 months. Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing unauthorized portions, to hackers who have no legitimate access breaking into a network and stealing or corrupting data. The consequences of unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. Approximately 78% of respondents to the Fourth Annual Information Week/Ernst & Young Information Security Survey reported that their company suffered a loss related to information security and disaster recovery in the past two years. Some companies reported losses of up to $1 million due to security breaches. As a result of the consequences of unauthorized access, many enterprises have been reluctant to make their computing resources as open as may be otherwise desirable, and those that allow access are adopting various security measures to guard against unauthorized access. SCM believes that enterprises seek solutions which will allow them to expand access to data while maintaining adequate security.

  Electronic Commerce

     The proliferation of personal computers, or PCs, in both the home and office combined with widespread access to the Internet have created significant opportunities for online shopping and other electronic commerce. IDC estimates that the total value of goods and services purchased over the Web will grow from $3 billion in 1996 to $100 billion in 2000. SCM believes that a key factor constraining the growth in online purchasing has been the lack of adequate data security. As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the confidentiality of information such as credit card numbers is maintained. Accordingly, SCM believes that successful expansion of electronic commerce will require the implementation of improved security measures which accurately identify and authenticate users and reliably encrypt data transmissions over the Internet.

  Common Solutions to Secure Enterprise Data and Electronic Commerce

     Data security and secure electronic commerce generally involve implementing a patchwork of hardware and software solutions operating at a variety of points in a data environment, including router, gateway and server-based hardware solutions, and operating system and applications-level software solutions.

     Currently, the most common security solution is the installation of one or more firewalls that control the flow of data between segments of an internal network or between an internal network and the Internet or other remote access paths. A firewall essentially acts as a funnel, analyzing whether a particular communication passing through the funnel is authorized. With the increasing volumes of network traffic, firewalls may no longer be capable of providing adequate levels of protection without impairing the speed of communications. Moreover, Internet technologies such as Sun Microsystems' Java and Microsoft's ActiveX, which involve the transfer of active programs, or applets, and broadcast applications such as PointCast and Marimba, present security risks that are not readily addressed by firewalls.

     The key to any security system is the ability to reliably identify users in order to prevent unauthorized access to information and resources. Authentication of a user's identification is generally accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens are small devices ranging from simple credit card-like devices to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

     Early implementation of tokens include magnetic strip cards, which are plastic cards with data encoded on a magnetic strip on the card. These cards are typically used in automated teller machine, or ATM, and credit card transactions. ATM cards are an example of a two-factor authentication system. ATM cards require the user to possess the ATM card and to know the PIN associated with the card before engaging in any transaction. While suitable for certain applications, the magnetic strip card is subject to counterfeiting, tampering and inadvertent data deletion, and can hold only a very limited amount of information.

     PC Cards represent a more advanced form of token, although their use in security applications has been limited to date. PC Cards are computer peripherals similar in width and length to, but substantially thicker than, a credit card. The standards for PC Cards and the corresponding slots were developed by the Personal Computer Memory Card Industry Association, or PCMCIA. With an installed base of approximately 10 million PCMCIA slots in 1995 according to IDC, PC Card products have been developed for a variety of functions including modems and memory devices. While virtually all portable PCs being sold today contain at least one, and in many cases two, PCMCIA slots as a standard feature, the PCMCIA standard has generally not been widely adopted for desktop computers. The use of PC Cards as security tokens has been endorsed by the Department of Defense, or the DoD, as part of its Defense Messaging System, or DMS. The DMS uses a PC Card known as "Fortezza" as its standard security token. In connection with the DMS, the DoD has mandated that desktop computers supplied to the DoD and its affiliated agencies must incorporate PCMCIA slots in order to accept the Fortezza PC Card identification/authentication token.

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

     Smart card use for these applications has become widespread in Europe, where the existence of multiple languages and currencies has created a demand for common solutions that enable businesses and consumers to conduct their affairs effectively and efficiently while moving from country to country. According to Dataquest, the European market for smart cards has far outpaced that of the United States. Dataquest estimates that in 1995 the U.S. accounted for approximately 10 million units, or 2%, of the 544 million unit worldwide microprocessor-based smart card market, and projects that the worldwide market will grow to 3.4 billion units by 2001. By the year 2001, Dataquest estimates that Europe, Asia/Pacific and the Americas will account for 40%, 25% and 20%, respectively, of this market.

     In addition to providing a common record-keeping and stored value solution across multiple languages and currencies, SCM believes that smart cards are ideally suited to serve as tokens for network and electronic commerce security. Microsoft and Netscape have both endorsed smart cards as key components of their respective data security architectures, have released application program interfaces, or APIs, for smart cards and have incorporated smart card access or smart card security features into Microsoft Windows NT 5.0 and Netscape Communicator 5.0, respectively. Sun Microsystems has released a Java API for smart cards and has integrated SCM's SmartOS smart card interface architecture and Smart Transporter chip into the next generation of its Java Station, which is expected to begin shipping in the summer of 1998. SCM believes that these companies, together with other enterprises with a financial stake in securing access to digital data and enabling secure electronic commerce such as VeriSign, Security Dynamics and Intel will drive the adoption of smart card technology for security applications in the United States. SCM also believes that as smart card-based security systems become accepted in the United States, users outside the United States will adopt similar systems.

     There are several reasons for these endorsements of smart card-based data security solutions. Key end-user benefits include ease-of-use, low cost, convenience and durability. Even more compelling is the architectural simplicity of these systems. E-mail messages, purchase orders, credit card numbers, video clips, data inquiries and other confidential transmissions are secured as they are sent. Therefore, these secure transmissions can be opened only by the intended recipient, thus eliminating many of the security weakpoints of the communications infrastructure between the parties. Other solutions such as firewalls, secure modems and SSL software may continue to be used or added without interfering with the smart-card based security. SCM believes that smart cards provide the easiest, most flexible, most cost-effective way to achieve the key benefits of a secure, authenticated transaction between two or more parties regardless of the specific infrastructure between them. The smart card initiatives launched by the companies discussed in the preceding paragraph indicate that this view is shared by some other significant companies in the PC, LAN, WAN, Internet and digital content industries.

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

DIGITAL VIDEO BROADCASTING

     Digital Video Broadcasting, or DVB, involves the transmission of video signals in a digital format. In contrast to the traditional analog approach, digital signals allow content providers ranging from broadcast television stations and cable carriers to specialty programming producers to deliver very high resolution, high quality video images. DVB may take the form of direct satellite broadcast services or digital cable services and, in the near future, direct broadcast digital television. DVB makes it possible to provide a broader range of private content and nontraditional services than previously available. Businesses, educational institutions and other enterprises could broadcast private content such as product information updates and training or educational content to users in disparate locations, or could provide various interactive products and services via the DVB medium. SCM believes that a primary challenge for broadcasters will be to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event-by-event pay-per-view privileges.

     The traditional approach to controlling access has been to sell or lease proprietary set-top boxes (and, in the case of direct satellite broadcast, a satellite dish receiver) to subscribers. These set-top boxes descramble digital signals and then convert them into analog signals in order to be compatible with the viewer's analog television. While this approach provides the controlled access desired by broadcasters, it limits the range of content available to the consumer. Consumers wishing to obtain content or services from more than one provider would be required to purchase multiple proprietary set-top boxes. Similarly, the use of proprietary set-top boxes may limit broadcasters' ability to upgrade systems that have already been installed in their customers' homes without a costly replacement process.

     To address the limitations of the closed-system set-top box in Europe, the DVB Project, an international consortium of over 170 enterprises involved in varying aspects of DVB including France Telecom, Deutsche Telekom, Nokia, Sony and Philips, has developed the DVB-CI standard. This standard makes it possible to deliver a universal set-top box capable of receiving content from a variety of providers. The universal set-top box requires use of a smart card token that "unlocks" the specific services to which a consumer has subscribed. With this approach, multiple service providers can deliver digital content to the same "open" set-top box and consumers, using the appropriate conditional access module, can access the content to which they have subscribed. When consumers subscribe to different or additional content services or parents seek to limit the viewing privileges of their children, the service providers need only provide the appropriate smart card to allow access to the new or additional services. The DVB-CI standard addresses the limitations of the closed-system set-top box by making it possible: (a) for broadcasters to upgrade systems installed in their customers' homes by downloading new operating system software onto the universal set-top box; (b) for customers to use one universal set-top box to access digital content from various service providers by inserting the appropriate conditional access module for each particular service provider; and
(c) for service providers to secure access to new or additional services by issuing new tokens coded for access to such services.

     SCM believes that the members of the DVB Project and other interested enterprises will continue to drive the adoption of DVB-CI as the European standard for conditional access to digital content. Moreover, legislation has been enacted in Spain (and may be enacted elsewhere in the future) mandating that set-top boxes comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the NRSS Committee has proposed the NRSS-B standard for a conditional access system which is substantially similar to the DVB-CI standard. In February 1998, CableLabs, a research and development consortium of cable television system operators including most of the largest multi-system operators, or MSOs, in the United States, adopted a standard for a point of development module as part of the OpenCable specification. The point of development module is a PCMCIA Type II extended device which incorporates a smart card reader and conditional access software to provide flexible security for digital set-top boxes. This OpenCable standard is an extension of the NRSS-B standard. SCM believes that similar standards may be adopted in certain Asian countries in the future.

     SCM believes that successful implementation of the DVB-CI, OpenCable and similar standards will require the development of hardware that is capable of real time, high bandwidth decryption of the video signal and is remotely updatable to permit providers to offer new content and services without the need to replace equipment. While the current implementations of these standards use set-top boxes, SCM believes that as the standards evolve and as flexible hardware solutions become available, the DVB-CI and OpenCable capability will be built directly into televisions, PCs and network computers. These devices would then contain the appropriate DVB token slot and reader capabilities, thereby eliminating the need for the separate set-top box while providing the same smart card-based conditional access of current systems.

THE SCM MICROSYSTEMS SOLUTION

     We provide OEMs with key standards-compliant enabling hardware, firmware and software products and technologies used in smart card and other token-based network security systems and conditional access to DVB content and services. Through the use of our extensible core technologies, we are able to offer products that address the specific needs of diverse market applications such as enterprise data security, electronic commerce and DVB conditional access.

     Enterprise Data Security and Electronic Commerce. Our products address the needs of the enterprise data security and electronic commerce markets as described below.

     PCMCIA BRIDGES FOR SMART CARDS. We offer a range of products which enable smart cards to be read and written through standard PCMCIA ports. This eliminates the requirement for special purpose smart card readers and provides interoperability between smart cards and PCs, network computers and other devices equipped with standard PCMCIA ports.

     STANDARDS-BASED, INTEROPERABLE PRODUCTS. Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments. Our products are remotely upgradeable so that compatibility can be maintained as the security infrastructure evolves.

     SPEED AND PERFORMANCE. Some of our smart card reader products transparently extend the speed and performance capabilities of smart cards used as security tokens by including encryption/decryption capabilities. By this approach, smart cards are used as keys to activate the encryption/decryption capabilities of the reader thus eliminating the speed and performance limitations inherent in smart cards.

     Digital Video Broadcasting. Some of our products address the needs of the DVB market as described below.

     INEXPENSIVE, EASY TO DELIVER CONDITIONAL ACCESS MODULES. We provide smart card-based conditional access readers and modules that adhere to the DVB-CI and OpenCable standards. These products enable digital content and service providers to control and meter access to content and services through the use of inexpensive smart cards.

     REAL TIME, HIGH-BANDWIDTH DESCRAMBLING CAPABILITIES. Our products are structured to use smart cards as keys to activate the high-bandwidth capabilities of PC Cards. By this approach, smart card-based tokens, which by themselves are not capable of descrambling digital video data at the rate required for digital video broadcast, can still be used to control and meter access to DVB content and services.

     REMOTE UPGRADE CAPABILITIES. Our DVB products incorporate read/write capabilities that permit content and service providers to perform a virtually no-cost upgrade of users' access rights as new products and services are developed and introduced and as users' subscriptions change.

STRATEGY

     Our objective is to utilize our expertise in smart card technologies, digital platforms, and our extensible, updatable smart card interface architecture to meet the growing demand for secure access to digital information and networks. We believe we are well positioned to capitalize on the significant growth projected for smart card-based security and controlled access systems. Key elements of our strategy include the following:

     Leverage Technology Base; Support Open Systems and Interoperability. We have developed extensive expertise and intellectual property in both PCMCIA and smart card technologies. We intend to continue to leverage this technology base to provide smart card products that can operate across a variety of hardware platforms and software environments. This technology incorporates upgradeable, firmware-based features which enable smart card readers to be upgraded as new smart card operating systems and communication protocols are adopted. In addition to enabling us to respond quickly to industry developments with properly tailored products, this upgradeable architecture protects the investments in smart card hardware.

     Expand Range of Product Applications. Most of our current products are designed to provide flexible interoperability between smart cards and PCs or set-top boxes. We intend to expand the range of our product offerings to address specialized applications such as health care records and identification, televisions and television set-top boxes, customer loyalty programs, personal identification and Internet and intranet access. In addition, we have developed chip-level versions of some of our products in order to reduce their cost and facilitate their easy integration into future generations of televisions, PCs, NCs and other digital platforms. These include our SmartTransporter chip for smart card readers and CIMax DVB-CI chip for the DVB-CAM market. We intend to continue to develop silicon-level versions of, and to pursue silicon-level integration of, our products in an effort to increase the effectiveness of our products and reduce their cost.

     Increase Penetration of Major OEM Customers; Expand Customer Base. We currently sell our products to a number of OEM customers including Dell, Hughes, Kirch Group (BetaDigital), Micron, Packard Bell, Siemens/Nixdorf, Sysorex and Telenor. We intend to pursue additional opportunities with our existing customers by leveraging our relationships to increase sales. For example, our existing customer relationships provide us with insight into the current and future needs of these customers, enabling us to design specific products to meet the additional product needs of each customer. In addition, we attempt to locate our technical, sales and marketing resources close to our OEM customers in order to provide the highest level of service to our customers. Moreover, we believe that as the needs for data security increase and smart cards gain wider market acceptance, a significant number of additional participants will enter the market, we intend to expand our customer base by pursuing opportunities with these new market entrants.

     Expand Strategic Industry Relationships. We have formed strategic relationships with a number of key industry players such as Gemplus, Intel and Telenor. These relationships provide us with access to leading edge technology, marketing and sales leverage and access to key customers and accounts. We intend to continue to leverage these relationships and to identify additional key industry players with which to form strategic relationships. See
"-- Collaborative Industry Relationships."

     Support Standards Setting Organizations. We intend to continue to participate in the standards setting activities for the industries we serve. We are a founding member of the PCMCIA and the DVB Project and support the Common Data Security Access standard developed by Intel and adopted by Netscape. Our products are compliant with the RSA public key cryptographic system number 11, or PKCS #11, standard. Through our participation in standards setting organizations, we contributed to the adoption of the DVB-CI specification as the standard by the PCMCIA. In addition, we were instrumental in proposing and developing the conditional access module adopted as part of the OpenCable specification for the U.S. cable television market. We intend to maintain an active role in these and other standards setting groups in order to continue to have our technologies adopted as standards where appropriate and to keep apprised of technological advancements as they are developed.

     Acquire Complementary Technologies, Products and Companies. We believe that opportunities exist to expand the range of conditional access and data security products, and to expand our sales and marketing operations in key markets by acquiring or licensing complementary technologies and products and by acquiring companies engaged in complementary businesses. In 1998 we made several acquisitions and we intend to pursue additional acquisitions and similar opportunities in the future.

TECHNOLOGY

     SCM believes that smart cards are ideally suited to serve as tokens for digital information security. A smart card is a credit card-sized plastic card which contains a microprocessor, memory and a secure operating system. The card is inserted into a device that reads the information contained on the card and performs an appropriate function. We have used our extensible smart card interface architecture to develop open and standard products that support many different smart cards regardless of the manufacturer, are accessible through a variety of operating systems and platforms and enable a wide range of secure applications. Our extensible smart card interface architecture consists of certain core technologies which provide this interoperability as described below.

     Chip-Level Integration. We have implemented a number of our core products and technologies into custom silicon devices. These include the SmartTransporter chip, the CIMax DVB-CI chip and a custom PCMCIA controller based on technology licensed from Intel and optimized by us.

     Silicon and Firmware for Smart Card Readers. We have developed physical interface technology which provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an ISO compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader's hardware. Intel Corporation has become the first company to license our smart card interface.

     Proprietary PC Card Cases. Each of our proprietary PC Card cases ensures that the smart card is positioned correctly into the PC Card reader. This hardware technology solves the problem presented by the fact that smart cards and PC Cards have the same width and length. In addition, we have entered into technology licensing agreements with Gemplus and, more recently, Schlumberger, two of the largest smart card manufacturers in the world, in order to provide SCM with broader intellectual property rights in this area.

     Proprietary Software. We have developed a flexible proprietary software architecture for real-time downloading of firmware for new smart card protocol handling requirements into a flash memory chip which resides on the smart card reader. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader's hardware. Additionally, SCM has developed "flash filing" software, which enables PCMCIA flash memory to function as a flash disk. SCM has filed patent applications with respect to both software applications.

     Hardware for PC Card Adapters. SCM has developed the interface technology to accommodate multiple PCMCIA slots for ISA, SBus (Sun Microsystems) and PCI bus structures, thus enabling desktop PCs and workstations to be equipped with PCMCIA slots. In particular, we have developed a patented dual cable solution with special grounding and termination methods which prevents signal interference between the PCI/ISA bus slots and a large variety of PC Cards.

PRODUCTS

     By bridging smart cards and other secure devices with PCs, workstations and set-top boxes, our security products provide cost-effective solutions for conditional access to mobile and desktop computers, workstations, DVB, virtual private networks, electronic files, e-mail, the Internet and secure electronic commerce. Our security products have been developed utilizing SCM's core competencies in smart card and PC interoperability, PC Card expertise and flash memory chip experience, and all are compliant with the PKCS #11 standard. Since our acquisitions of Intermart Systems K.K. and Shuttle Technology Group Ltd. in 1998, we
now provide products used to exchange information from devices such as digital cameras and audio recorders to most computers. We provide high quality, easy-to-use solutions in the following product categories:

       PRODUCT CATEGORY                                   FEATURES
       ----------------                                   --------
SWAPBOX PC CARD ADAPTERS        - A peripheral with a PC Card slot that enables desktop PCs
(introduced in 1993)            and workstations to accept all sizes of PC Cards (Types I,
                                  II and III)
                                - Supports a wide variety of PC Card peripherals, including
                                  Ethernet, fax/data modems, SCSI, ATA hard drives, flash
                                  memory, GPS and Fortezza cards
                                - Available in wide variety of configurations (single and
                                dual slots, front and rear access, floppy/PC combination)
                                - Supports a wide variety of platforms (Win 3.X, 95, NT,
                                OS/2, DOS, Solaris, Unix) and architectures (ISA, PCI, SBus,
                                  USB, EPP, SCSI)
                                - Compliant with the PCMCIA standard
SWAPSMART SMART CARD READERS    - A smart card reader that fits in a PC Card slot
(introduced in 1995)            - Supports all ISO 7816 smart card protocols as well as
                                  asynchronous and synchronous smart cards, and supports
                                  dual or single card applications
                                - Incorporates an upgradeable firmware-based chip set so
                                that the reader can be automatically updated with additional smart card operating systems, protocols and emerging
                                  industry standards
                                - Supports a wide variety of platforms (Win 3.X, 95, NT,
                                OS/2, DOS, Solaris, Unix) and architectures (ISA, PCI)
                                - Compliant with the PCMCIA standard
SWAPACCESS DVB-CAM MODULES      - A multi-function PC Card that can include smart card
(introduced in 1996)            read/write capabilities, MPEG2 descrambling, DVB
                                  descrambling and pay-per-view functions
                                - Utilizes a smart card to control access to digital content
                                - Enables "open" set-top boxes
                                - Compliant with the DVB-CI and OpenCable standards
SMARTOS UNIVERSAL SMART CARD    - A chip and accompanying software which provides a
INTERFACE ARCHITECTURE WITH     cost-effective universal smart card reader interface easily
SMARTTRANSPORTER CHIP             integrated into a wide range of devices
(introduced in 1997)            - Supports all ISO 7816 smart card protocols, as well as
                                synchronous and asynchronous smart cards
                                - Software upgradeable to support new smart card protocols, functions and industry standards
                                - Includes dual smart card support, serial and parallel
                                interfaces, LCD and keypad controls
CIMAX DVB-CI COMMON INTERFACE   - The hardware extension of SCM's second generation common
CHIP HARDWARE CONTROLLER          interface integration package (CI Pack+) that enables
(introduced in 1998)              common interface driver software to directly address two
                                  complete independent common interface modules
                                - Includes the necessary I/Os to interface the MPEG
                                Transport stream generated by the receiver demodulator and to daisy chain it through two modules and back to the
                                  demultiplexer
                                - Interfaces with major digital television microprocessors
                                - Includes a memory mode that allows the use of any of the two common interface slots to read/write an 8-bit PC Card
                                  memory card

       PRODUCT CATEGORY                                   FEATURES
       ----------------                                   --------
COMPACT FLASH, SMART MEDIA AND  - An external device that enables high-speed data transfer
  MULTI-MEDIA CARD READERS      from any variety of small form-factor storage media to a PC
  (part of 1998 acquisitions      or laptop.
  of Intermart and Shuttle)     - Reads all major digital media (compact flash, smart media and multi-media card)
                                - Interfaces with the PC or laptop through a variety of
                                portals (USB, RS-232, parallel, and SCSI)
INTELLIGENT CABLES AND ASICS    - Finished products or custom application-specific
  FOR CONNECTIVITY SOLUTIONS    integrated circuits ("ASICs") which enable virtual any
  (part of 1998 acquisition of    digital devices such as scanners, printers, digital
  Shuttle)                        cameras, and high-speed disk drives to interoperate with a host platform (PC, laptop, etc.) through any of its
                                  interfaces (USB, RS-232, PCMCIA, parallel, and SCSI)
                                - Customized designs for OEMs which significantly reduce
                                their time-to-market

SWAPBOX PC CARD ADAPTERS

     Desktop PCs and workstations, in contrast to laptop and notebook PCs, generally do not come equipped with PC Card slots. Our SwapBox products are devices with PC Card slots designed to be installed by OEMs into desktop computers, workstations and servers. Coupled with PC Card security tokens, cards or smart card readers such as our SwapSmart reader, SwapBoxes allow enterprises to effectively provide authentication, integrity and confidentiality services. Flash memory cards are widely used with SwapBoxes and our proprietary SwapFTL software for data collection applications. SwapBoxes accept any PC Card compliant cards including readers for small form factor memory devices such as Compact Flash, SSFDC, Multimedia and Miniature Cards, allowing flash memory cards to be connected to PCs for quick and easy exchange of electronic images, digital audio recordings and text files.

SWAPSMART SMART CARD READERS

     The SwapSmart reader is a device in a PC Card form factor that provides a portable, universal, secure and cost effective bridge between smart cards and the mobile PC or other products which have PC Card slots. The SwapSmart reader supports all ISO 7816 smart card protocols as well as asynchronous and synchronous smart cards. Furthermore, because the SwapSmart reader incorporates an upgradeable firmware-based chip set, the functionality of SwapSmart products can be remotely updated as additional smart card operating systems and protocols come into use. In addition to broad smart card support, the SwapSmart reader is easily accessible from a wide variety of operating systems and platforms. The SwapSmart reader enables easy access to the growing number of smart card applications such as network, virtual private network and firewall security as well as local and remote computer access control. Additionally, the SwapSmart reader makes it possible to use smart cards for user authorization and authentication, for e-mail and for secure transactions required for electronic commerce. Because of its encryption capabilities, the reader is well suited for security applications, particularly mobile computing security.

     Currently, we are working with Microsoft's PC/SC Workgroup, Netscape's Security Infrastructure group and Sun Microsystems to ensure that our smart card interface products support the new open specifications for integrating smart cards with PCs, NCs and workstations. By supporting a wide range of smart cards and complying with the open standards set by the PC/SC Workgroup, SCM's smart card interface products provide maximum interoperability among smart cards and easy access to smart card applications for mobile or desktop PCs. For example, the SwapSmart reader is compliant with the B1 specification for smart card readers developed by Deutsche Telekom, as well as the Common Data Security Access specification developed by Intel and adopted by Netscape for use in Netscape Communicator.

SWAPACCESS DVB-CAM MODULES

     By combining our smart card interface technology with the proprietary descrambling code of a digital content provider, our SwapAccess DVB-CAM provides a cost-effective means of controlling access to digital broadcasts through the use of a PC Card. SwapAccess is an all-in-one PC Card that utilizes a smart card to determine if a viewer has access to a given content provider's service. If the viewer is authorized, SwapAccess descrambles the signal for viewing.

     SwapAccess is the world's first implementation of the DVB-CI standard. Our DVB-CAM technology enables a variety of critical functions including video-on-demand, pay-per-view, interactive video, home shopping, home banking and games. Since SwapAccess can be used in any DVB-CI or NRSS-B compliant "open" set-top box, it allows acceptance of a single solution for different set-top box systems. We believe that the use of smart card technology combined with the DVB-CI or NRSS-B standard will eliminate the need for multiple set-top boxes in order for users to access a broad range of desired broadcast data. SwapAccess has already been selected, directly and indirectly, by many companies in Europe, including major content providers such as France Telecom, Telenor (Norway Telecom) and The Kirch Group (BetaDigital); consumer electronics companies such as Nokia, Panasonic, Galaxis, Philips and Toshiba; and broadcasters such as BBC, ITV (UK), Channel 4 (UK), Granada (UK), Carlton (UK), Telefonica (Spain) and SVT (Sweden). In February 1998, CableLabs, a research and development consortium of cable television system operators including most of the largest MSOs in the United States, adopted a standard for a point of deployment module as part of the OpenCable specification. The OpenCable standard is an extension of the NRSS-B standard. SwapAccess is fully compliant with the NRSS-B and OpenCable standards as currently proposed. We have been active and remain active in the definition and adoption of the NRSS-B and OpenCable standards, and intend to keep SwapAccess compliant with such standards as they evolve. We believe that similar standards may be adopted in certain Asian countries in the future.

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

CIMAX

     The CIMax controller is the hardware extension of our second generation common interface integration package (CI Pack+) that enables CI Driver software to directly address two complete independent common interface modules. We believe that CIMax offers a solution for digital television manufacturers that want to quickly implement common interface. CIMax includes the necessary I/Os to interface the MPEG Transport stream generated by the receiver demodulator and to daisy chain it through two modules and back to the demultiplexer. CIMax interfaces with major digital television microprocessors and includes a memory mode that allows to use any of the two common interface slots to read/write at 8-bit and PC Card memory card. This features gives the receiver memory extension capability for software upgrades and better performance.

COMPACT FLASH, SMART MEDIA AND MULTI-MEDIA CARD READERS

     Our range of digital media readers enable easy, high speed transfer of the data between any of the three primary digital media form factors (compact flash, smart media and multi-media card) and the PC. They provide a "bridge" between the consumer electronic device and the personal computer, and are a major factor in the race to provide greater usability and functionality for the end user. Our readers meet OEM customers' needs because of their wide range of functionality, interface capabilities and low cost.

INTELLIGENT CABLES AND ASICS FOR CONNECTIVITY SOLUTIONS

     Many digital devices such as scanners, digital cameras, hard disk drives, CD, DVD, tape and other removable storage products require high speed connectivity to PCs and Apple computers. We work closely with the OEM customer to ensure total compatibility, bringing products to the market faster and at less cost. Our intelligent cables and custom ASICs support all operating systems, and enable customers to focus on their products' core functionality. Our intelligent cables and ASICs enable interconnectivity through RS-232, parallel, PCMCIA and recently-introduced USB ports, providing versatility and extended functionality to our customers' products.

CUSTOMERS AND APPLICATIONS

     Our products are targeted at OEM computer, telecommunication and digital TV component and system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. In 1998, sales to BetaDigital, a division of the Kirch Group, accounted for 17% of total net sales and sales to our top 10 customers accounted for 51% of total net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results. See "Factors That May Affect Future Operating Results -- We Depend on Our Continued Sales to Original Equipment Manufacturers."

     Examples of applications of our products include the following:

     The Kirch Group. We have developed and provide DVB-CI compliant and proprietary DVB-CAM modules under contract to BetaDigital, the technology arm of the Kirch Group. These modules are installed in DVB compliant set-top boxes which Kirch distributes to consumers to allow them to access the Kirch digital entertainment services. These set-top boxes include a smart card, our smart card readers and a generic receiver/tuner unit to provide secure access to its entertainment content and services. Customers can easily add and change the services they receive, and Kirch can easily enable and disable services. Also, individual customers can have different smart cards which permit different services. Although used in the same set-top box, a child's smart card could permit different programming from a parent's smart card. Kirch also can download completely new services to the modules, permitting new capabilities, such as pay-per-view and other electronic transaction-based services, to be added with no additional hardware cost. SwapAccess is the world's first implementation of the DVB-CI standard established by the DVB Project. The principal reason for Kirch's selection of SCM's products was their ability to provide Kirch's customers with an open system that could be upgraded for new functions.

     ADI. ADI is a leading provider of Microsoft PC/SC-compliant security and banking software for the German home banking market. As a result of our ability to support both market specific standards such as the German Home Banking Computer Interface, or HBIC, as well as open standards such as PC/SC, we have been selected to work with, among others, ADI and Giesecke & Devrient, a major German smart card vendor, to produce a complete, smart card-based security solution for the German home banking market. The combined solution, which we believe is the first major PC-based consumer application for smart card readers, was demonstrated at CeBIT in March 1998 and at a Microsoft-sponsored event in April for the U.S. banking industry. Volume shipments in Germany are expected to begin in the second half of 1999.

     Philips. We have developed a DVB-CI compliant conditional access module, or CAM, incorporating Philips' CryptoWorks conditional access system, or CAS. This enables Philips to provide their own CAS to open markets. As one of the leading consumer electronics companies worldwide, Philips is making available DVC-CI compliant set top boxes and CAMs, both through digital entertainment providers and retail consumer electronics outlets.

SALES AND MARKETING

     We market, sell and license our products primarily to OEMs, and also through distributors, value added resellers, or VARs, system integrators and resellers, worldwide through a direct sales and marketing organization. As of December 31, 1998, we had 59 full-time employees and consultants engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs.

     With our acquisitions of Intermart, ICS and Shuttle, we strengthened our sales and marketing presence in Japan, Singapore, the United Kingdom and in the U.S. Intermart has OEM relationships with Nikon, Fuji Film and other major Japanese companies and has sales, marketing and engineering operations in Japan and the United States. In addition, ICS is our distribution arm in Southeast Asia, and has business relationships and OEM customers throughout the region. Shuttle has sales and marketing based primarily in the U.K. and U.S., serving OEM customers such as Hewlett-Packard, Iomega and Olympus worldwide. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview."

     In support of our sales efforts, we conduct sales training courses, comprehensive targeted marketing programs, including public relations, advertising, seminars, trade shows and ongoing customer and third-party communications programs. We also seek to stimulate interest in digital information security through our public relations program, speaking engagements, white papers, technical notes and other publications.

     At December 31, 1998, our backlog was approximately $27.0 million, as compared to approximately $13.8 million at December 31, 1997. Our backlog consists of all written purchase orders for products which have a scheduled shipment date within the next six months. Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within 30 days after the customer submits a firm purchase order. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

COLLABORATIVE INDUSTRY RELATIONSHIPS

     We are party to collaborative arrangements with a number of corporations and are a member of key industry consortia. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. These arrangements may not result in commercially successful products.

     Gemplus. In September 1997, SCM and Gemplus, a leading smart card manufacturer, reached an agreement to explore cooperative opportunities in several areas. The agreement includes the development of a single smart card reader chip and software core to form the basis of a family of smart card readers to be sold by both companies as well as the development of next-generation smart card readers. SCM and Gemplus have also agreed to examine joint marketing and market development activities and joint manufacturing opportunities. The two companies also believe that standard setting will accelerate market acceptance of both companies' products and so have agreed to explore joint use of a single DVB-CAM based on the DVB-CI standard and joint use of a single PCMCIA smart card reader. The companies are not required, however, to reach a binding cooperative agreement covering any of the foregoing items and there can be no assurance that they will reach such an agreement. Nonetheless, as an initial step in this cooperation, we have entered into a cross-license agreement with Gemplus for PCMCIA-based smart card reader technology, DVB-CI technology, and related patents and intellectual property.

     Intel Corporation. In March 1997, SCM and Intel entered into a development and license agreement for cryptographic PC Card-based secure access modules for the PC platform. We have granted Intel a non-exclusive license to certain of our designs and other intellectual property. Intel has agreed to support our programs to design a PC Card token. Intel and SCM have agreed to jointly promote various industry standards applicable to security products.

     Telenor. In May 1997, SCM and Telenor entered into a development and supply agreement pursuant to which we will design, manufacture, test and supply next generation DVB-CAM modules to Telenor. Pursuant to this agreement, Telenor may pay up to an aggregate of $1.2 million to us for development costs as we achieve certain development milestones. Once the prototype has been approved by Telenor, we will supply these modules pursuant to the terms of the agreement. As part of this arrangement, each party will retain rights to its preexisting intellectual property, and it is expected that any intellectual property that is jointly developed under the agreement will be jointly owned.

     PCMCIA. We are an executive and founding member of PCMCIA, an international standards body and trade association with over 500 member companies. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Advanced Micro Devices, Apple Computer, Compaq, IBM, Intel, Motorola, Texas Instruments and U.S. Robotics. Since 1990, we have been a member of PCMCIA in Europe and currently hold the European Chair position. In 1996, we introduced to PCMCIA the DVB-CI standard which was adopted as an extension to its PC Card standard Release 2.0.

     DVB Project. We are a member of the DVB Project, an international standards body with over 200 members that was founded in 1993 to define platforms for the digital television industry. Other key members include France Telecom, Deutsche Telekom, Telenor, Nokia, Sony and Philips. In 1994, we were instrumental in the DVB Project's adoption of the PC Card standard as the common interface for digital set-top boxes. As the DVB Project's Compatibility Chair, we advance and oversee proposals to provide optimum interoperability between PC Cards and digital set-top boxes.

     Teletrust. We are a member of Teletrust, a German organization whose goal is to provide a legally accepted means to adopt digital signatures. Digital signatures are encrypted personal identifiers, typically stored on a secure smart card, which allow for a high level of security through internationally accepted authentication methods. We are actively working on the smart card terminal committee which defines the standards for connecting smart cards to computers for applications such as secure electronic commerce over the Internet.

RESEARCH AND DEVELOPMENT

     To date, we have made substantial investments in research and development, particularly in the areas of physical, token-based access devices. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to enable us to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

     Our research and development expenses were approximately $6.4 million, $4.5 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, we had approximately 106 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in France, Germany, and India. We have in the past funded a portion of its research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized $2.8 million, $1.4 million and $1.6 million in technology development revenues in 1998, 1997 and 1996, respectively.

MANUFACTURING AND SOURCES OF SUPPLY

     We source our products through three contract manufacturers in Europe and Asia. We have implemented a global sourcing strategy that we believe will enable us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. In the event any of our contract manufacturers were unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

     We believe that our success will depend in large part on our ability to provide quality products and services. As of December 31, 1998, we had 76 full-time employees engaged in manufacturing activities. We have a formal quality control program to satisfy our customers' requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products and the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

     In connection with our acquisition of ICS, we acquired all of ICS's manufacturing facilities in Singapore. We believe that ICS's engineering resources in Singapore, its familiarity with our product lines and its experience in marketing smart card solutions in Southeast Asia are complementary to our business. We also believe that the acquisition of ICS will lower the cost of our products and hence enhance our competitiveness and improve gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently purchase ASICs for our DVB modules exclusively from TEMIC, PCBs for SwapBoxes exclusively from Vertek in Taiwan and Degussa in Singapore, smart card connectors exclusively from ITT Canon and SwapSmart mechanical components exclusively from Stocko. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

COMPETITION

     The market for digital data security and access control products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

     - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

     - Gemplus, SmartDisk Corporation, Philips and PubliCard in smart card readers and universal smart card reader interfaces; and

     - Gemplus in DVB-CAM modules.

     We also experience indirect competition from certain of our customers which currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital information security and access control products may ultimately be dominated by approaches other than the approach marketed by us.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm our business and operating results.

     We believe that the principal competitive factors affecting the market for digital data security products include:

     - the extent to which products support industry standards and provide interoperability;

     - technical features;

     - ease of use;

     - quality/reliability;

     - level of security;

     - strength of distribution channels and price.

     While we believe that we compete favorably with respect to these factors, we may not be able to successfully compete as to these or other factors and competitive pressures we face will not materially and adversely affect our business and operating results.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     SCM's success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Our SwapBox and SwapSmart trademarks are registered in the United States. We continuously evaluate the registration of additional trademarks as appropriate. We currently have seven United States issued and three German patents issued. We also have nineteen patent applications pending worldwide. In addition, we have exclusive licenses under four other United States patents, and licenses for two United States patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. SCM has from time to time received claims that it is infringing upon third parties' intellectual property rights. In April 1997, Gemplus served SCM with a complaint alleging that our SwapSmart product infringes certain claims of a French patent held by Gemplus. Although this dispute was settled on terms acceptable to us, future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

EMPLOYEES

     As of December 31, 1998, we had a total of 293 full-time employees, of which 106 were engaged in engineering, research and development; 59 in sales and marketing; 76 in manufacturing; and 52 in general management and administration. In addition, we had a total of six part-time employees as of December 31,

1998. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

     Our corporate headquarters are in Los Gatos, California, where we lease approximately 23,500 square pursuant to a lease agreement dated November 17, 1998 which expires on December 31, 2001 and contains an option to renew the lease for an additional three-year term. Of this amount, approximately 5,760 square feet is subleased to a third party under a sublease which expires December 31, 2001. Our European headquarters are located in Pfaffenhofen, Germany, where we lease approximately 6,000 square feet pursuant to a lease agreement dated September 30, 1994. The Pfaffenhofen lease ends on June 30, 2000. In 1998, we acquired Intermart, headquartered in Tokyo, ICS, headquartered in Singapore, and Shuttle, headquartered in the U.K. The Tokyo lease covers approximately 1,200 square feet and expires in October 2000. The Singapore lease covers approximately 15,300 square feet and expires in March 2001. The U.K. lease covers approximately 10,950 square feet and expires in September of 2015. We also lease our research and development facilities in La Ciotat, France, Erfurt, Germany, Pondicherry, India and Madras, India. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We have been notified by Smith Corona Corporation that Smith Corona believes that the "SCM" in our name, logo and a certain product name infringe a trademark held by Smith Corona and that we have engaged in unfair competition. We believe that we have defenses to Smith Corona's claim and have so notified Smith Corona. In the event that Smith Corona were to initiate legal proceedings against us with respect to this matter, we would vigorously defend the action. Defending any action can be costly and time consuming regardless of the outcome and, as with any litigation matter, the outcome of any such dispute may not be favorable to us. An unfavorable outcome in the matter could subject us to monetary damages and may result in our having to change our name and logo, which would require us to incur costs and may result in a loss of the goodwill associated with our name and logo.

     In April 1997, Gemplus served us with a complaint alleging that certain of our products infringe certain claims of a French patent held by Gemplus. In September 1997, we entered into a license agreement and memorandum of understanding, and settled this dispute, with Gemplus. In connection with these transactions, we sold 200,000 shares of common stock to Gemplus for net proceeds of $1,643,000. Additionally, we issued warrants to Gemplus to purchase up to 200,000 shares of common stock at an exercise price of $13.00 per share and up to 200,000 shares of common stock at an exercise price of $14.00 per share. At the time granted, the fair value of these warrants approximated $453,000 and this amount, along with related legal fees of approximately $62,000, was charged to operations as patent claim settlement expense in the third quarter of 1997. These warrants were exercised in the first quarter of 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to SCM's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of common stock; Number of Holders; Dividends

     Our common stock is quoted on the Nasdaq National Market under the symbol "SCMM" and on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "SMY." The following table lists the high and low closing prices since our common stock began trading on the Nasdaq National Market and the Neuer Markt on October 7, 1997.

                                        NASDAQ
                                   NATIONAL MARKET         NEUER MARKT
                                   ----------------    --------------------
                                    HIGH      LOW        HIGH        LOW
                                   ------    ------    --------    --------
FISCAL 1997:
Fourth Quarter (From October 7,
  1997)..........................  $31.50    $19.13     DM51.20     DM38.00

FISCAL 1998:
First Quarter....................  $88.00    $23.59    DM159.70     DM41.50
Second Quarter...................  $78.88    $52.00    DM147.30     DM89.00
Third Quarter....................  $68.75    $42.69    DM123.50     DM72.00
Fourth Quarter...................  $78.25    $30.00    DM121.50     DM49.00

FISCAL 1999
First Quarter (through March
  26)............................  $94.75    $71.00    DM166.25    DM120.09

     On March 26, 1999, the closing prices of our common stock were $76.875 per share as reported by the Nasdaq National Market and DM138.08 per share as reported by the Neuer Markt of the Frankfurt Stock Exchange. As of March 26, 1999, we had 2,052 stockholders of record.

     We have never declared or paid cash dividends on our common stock or other securities. Our U.S. line of credit requires us to obtain the bank's prior written consent in order to declare or pay any cash dividends. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

     (b) Sales of Unregistered Securities

     The Registrant has recently issued and sold the following unregistered securities:

          (i) Concurrently with our initial public offering in October 1997, the we issued and sold 200,000 shares of common stock at $9.00 per share.

     The issuances referred to in paragraph (i) were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. The purchasers of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All purchasers had adequate access, through their relationships with us, to information about us.

     (b) Use of Proceeds from Initial Public Offering and Secondary Offering

     On October 6, 1997 SCM filed a Registration Statement on Form S-1 (Registration No. 333-29073) with the Securities and Exchange Commission pursuant to which we sold 3,875,000 shares of common stock to the public at a price of $13.00 per share (the IPO). The managing underwriters for the U.S. portion of the offering were Cowen & Company and Hambrecht & Quist and the managing underwriters for the international portion of the offering were Cowen International L.P., Hambrecht & Quist and Westdeutsche Landesbank Girozentrale. The amount of expenses incurred by SCM in connection with the issuance and distribution of the common stock was $5,099,505. Of that amount $3,417,505 was paid to the underwriters in the form of an underwriters' discount, and $1,682,000 was paid directly to third-parties to satisfy legal, accounting and other similar costs. The net proceeds to SCM after deducting expenses were $43,722,000.

     On April 16, 1998, the Company's Registration Statement on Form S-1 (File No. 333-47635) (the Secondary Offering) was declared effective by the SEC pursuant to which we sold 1,450,000 shares of common stock to the public at a price of $61.00 per share. Additionally, 2,000,000 shares were sold by selling shareholders. The managing underwriters for the U.S. portion of the offering were Cowen & Company, Hambrecht & Quist and Dain Rauscher, and the managing underwriters for the international portion of the offering were Cowen International L.P., Hambrecht & Quist and Westdeutsche Landesbank Girozentrale. The amount of expenses incurred by us in connection with the issuance and distribution of the common stock was $5,383,500. Of that amount $4,335,500 was paid to the underwriters in the form of an underwriters' discount, and $1,048,000 was paid directly to third-parties to satisfy legal, accounting and other similar costs. The net proceeds to SCM from the Secondary Offering after deducting expenses were $83,067 ,000.

     As of December 31, 1998, we had used approximately $16.0 million of the aggregate net proceeds of the aforementioned two offerings of $126.7 million as follows:

Repayment of indebtedness                                     $3.1 million
Acquisition of businesses (net of cash acquired)              $9.9 million
Purchases of equipment                                        $3.0 million

     No such payments were made to directors or officers of SCM or their associates, holders of 10 percent or more of any class of equity securities of SCM or to affiliates us. We have retained the remaining net proceeds of the offerings for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 are derived from consolidated financial statements of SCM that have been audited by KPMG LLP, independent certified public accountants, and are included elsewhere in this document. The consolidated financial data as of December 31, 1996, 1995 and 1994 and the consolidated statement of operations data for the years ended December 31, 1995 and 1994 are derived from the audited consolidated financial statements of SCM that are not included herein. The historical results are not necessarily indicative of the operating results to be expected in the future. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this document.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                1998      1997      1996      1995      1994
                                              --------   -------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $ 85,009   $46,423   $30,152   $23,588   $10,940
Cost of sales...............................    57,148    30,213    21,030    19,076     8,311
                                              --------   -------   -------   -------   -------
Gross profit................................    27,861    16,210     9,122     4,512     2,629
Operating Expenses:
  Research and development..................     6,356     4,501     3,196     1,809     1,392
  Sales and marketing.......................     8,904     5,923     4,459     3,128     2,038
  General and administrative................     9,288     3,872     2,375     1,820       733
  In-process research and development.......     3,101        --        --        --        --
  Accelerated amortization of goodwill......     5,211        --        --        --        --
  Other acquisition expenses................     3,153        --        --        --        --
                                              --------   -------   -------   -------   -------
     Total operating expenses...............    36,013    14,296    10,030     6,757     4,163
                                              --------   -------   -------   -------   -------
Income (loss) from operations...............    (8,152)    1,914      (908)   (2,245)   (1,534)
  Interest income (expense), net............     5,832       815      (309)     (381)     (290)
  Foreign currency transaction gains
     (losses)...............................       192       688       288        42        (7)
                                              --------   -------   -------   -------   -------
Income (loss) before income taxes...........    (2,128)    3,417      (929)   (2,584)   (1,831)
  Provision for income taxes................     2,845     1,068        19        78       (11)
                                              --------   -------   -------   -------   -------
Net income (loss)...........................    (4,973)    2,349      (948)   (2,662)   (1,820)
Accretion on redeemable convertible
  preferred stock...........................        --      (802)     (287)     (139)       --
                                              --------   -------   -------   -------   -------
Net income (loss) applicable to common
  stockholders..............................  $ (4,973)  $ 1,547   $(1,235)  $(2,801)  $(1,820)
                                              ========   =======   =======   =======   =======
Basic net income (loss) per share...........  $  (0.38)  $  0.35   $ (0.67)  $ (1.52)  $ (1.04)
                                              ========   =======   =======   =======   =======
Diluted net income (loss) per share.........  $  (0.38)  $  0.28   $ (0.67)  $ (1.52)  $ (1.04)
                                              ========   =======   =======   =======   =======
Shares used in computations:
  Basic net income (loss) per share.........    13,253     4,394     1,838     1,838     1,752
                                              ========   =======   =======   =======   =======
  Diluted net income (loss) per share.......    13,253     5,614     1,838     1,838     1,752
                                              ========   =======   =======   =======   =======

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                                1998      1997      1996      1995      1994
                                              --------   -------   -------   -------   -------
                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...............................  $129,918   $56,073   $ 2,666   $   936   $    93
Working capital (deficit)...................   146,950    62,363    (1,442)    1,930       910
Total assets................................   183,320    75,602    13,820     9,777     4,553
Long-term debt, less current portion........        --        --        --     2,147     3,027
Redeemable convertible preferred stock......        --        --     5,068     4,781        --
Total stockholders' equity (deficit)........   158,779    65,183    (5,428)   (4,369)   (1,904)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. SCM's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the caption "Factors That May Affect Future Operating Results" and elsewhere in this document.

OVERVIEW

     SCM Microsystems ("the Company") designs, develops and sells products used to control access to computers, networks and digital television broadcasts, conduct secure electronic commerce, and exchange digital information from devices such as digital cameras and audio recorders. The Company's target customers are manufacturers in the computer, telecommunications and digital television industries. The Company sells and licenses our products through a direct sales and marketing organization, primarily to original equipment manufacturers (OEMs), and also through distributors, value-added resellers and system integrators worldwide.

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

     The acquisitions of Intermart and ICS were accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of the Company exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates.

     In the second quarter of 1998, in connection with these acquisitions, the Company originally allocated approximately $5.9 million of the $26.2 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. In light of the Securities and Exchange Commission's recent interpretation of the accounting for acquired in-process research and development, as discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 1998, the Company revised the amount of purchase price allocated to in-process research and development relating to these acquisitions. Accordingly, the Company's consolidated financial statements for the nine months ended September 30, 1998, were voluntarily restated to reduce the in-process research and development charge by $2.8 million and to increase goodwill by a like amount. ICS and Intermart had approximately 10 projects in progress at the time of the acquisition including USB interface readers for compact flash, mini-card and smart media ("the PCD-30USB Series"), higher speed digital media readers for compact flash, mini-card and smart media formats ("the PCD-10X/25X Series"), digital media readers redesigned for lower cost and complementary product compatibilities ("the PCD-10/15/25 Versions"), and improved high-speed PC card modems.

     The percentage completion of the projects at the time of acquisition were as follows:

PCD-30USB Series (three projects)...........................  50%
PCD-10X/25X Series (three projects).........................  90%
PCD-10/15/25 Versions (three projects)......................  10%
High-speed PC modems (one project)..........................  40%

     The Company currently expects to complete development of these projects at various dates through 1999, at a total cost to complete of approximately $721,000.

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

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time. The fair value of the in-process research and development was allocated to the projects as follows (in thousands):

PCD-30USB Series............................................  $  676
PCD-10X/25X Series..........................................   1,468
PCD-10/15/25 Versions.......................................     256
High-speed PC modems (one project)..........................     701
                                                              ------
                                                              $3,101
                                                              ======

     The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for each of the in-process development projects were assumed to increase from product release through 2000, decline somewhat in 2001 and 2002, and decline significantly from 2003 and 2004. An insignificant amount of revenue is projected for the PCD-30USB Series in 2005 through 2007, which is estimated to be the end of the in-process technology's economic life. Gross profit was assumed to be 45% for the PCD-USB Series, 30% on the PCD-10X/25X Series, and 40% on the PCD-10/15/25 Versions and the high-speed PC modems. The projected gross margins were based on estimated costs of revenues which primarily include printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on the Company's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for each of the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. A 30% discount rate, which represents a premium to the Company's cost of capital, was used to discount the net cash flows back to their present value. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects.

     On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. ("Shuttle"), a privately-held company based in England, in exchange for all of the outstanding share capital of Shuttle ("the Shuttle merger"). The Shuttle merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle.

     In connection with the Shuttle merger, in the fourth quarter of 1998 the Company recorded nonrecurring charges totaling $9,683,000, consisting of $2,253,000 of expenses for attorneys, accountants, financial printing, due diligence, filing fees and other regulatory costs; $5,211,000 for accelerated amortization of goodwill resulting from its impairment due to product line and sales channel redundancies, and $2,219,000 for impaired and redundant assets and personnel severance costs. Of this amount, $1,900,000 was included in costs of revenues and the remainder included in operating expenses.

     As separate companies, total revenues and net income for the individual entities were as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Total revenue:
  SCM.........................................  $64,755    $27,769    $21,520
  Shuttle.....................................   20,254     18,654      8,632
                                                -------    -------    -------
                                                $85,009    $46,423    $30,152
                                                =======    =======    =======
Total net income (loss):
  SCM.........................................  $(4,424)   $   301    $(1,397)
  Shuttle.....................................     (549)     1,246        162
                                                -------    -------    -------
                                                $(4,973)   $ 1,547    $(1,235)
                                                =======    =======    =======

Memory Technology Limited

     In December 1997, Shuttle acquired all of the outstanding share capital of Memory Technology Limited ("Memory") in exchange for 82,810 shares of its capital stock (230,733 shares the Company's common stock on a post-converted basis). The transaction has been accounted for under the purchase method of accounting. The fair value of consideration tendered exceeded the fair value of net assets acquired by $1,149,000 and was attributed to goodwill. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses. As a result, the Company evaluated the prospects for the Memory products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $766,000 was written off in the fourth quarter of 1998 (see above).

     Pro forma information giving effect to the acquisition of Memory has not been presented as pro forma results would not have differed materially from the Company's consolidated results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Net sales:
  Digital TV Access Products................................   31.0%     36.0%     12.1%
  PC and Network Security Products..........................   21.9      23.5      43.1
  Digital Media and Connectivity Products...................   47.1      40.2      28.6
  PCMCIA Peripheral Products................................     --       0.3      16.2
                                                              -----     -----     -----
          Total net sales...................................  100.0     100.0     100.0
Cost of sales...............................................   67.2      65.1      69.7
Gross profit................................................   32.8      34.9      30.3
Operating expenses:
  Research and development..................................    7.5       9.7      10.6
  Sales and marketing.......................................   10.5      12.8      14.8
  General and administrative................................   10.9       8.3       7.9
  In-process research and development.......................    3.6        --        --
  Accelerated amortization of goodwill......................    6.1        --        --
  Other acquisition-related charges.........................    3.7        --        --
                                                              -----     -----     -----
          Total operating expenses..........................   42.3      30.8      33.3
                                                              -----     -----     -----
Income (loss) from operations...............................   (9.5)      4.1      (3.0)
Interest income (expense), net..............................    6.8       1.8      (1.0)
Foreign currency transaction gain...........................    0.2       1.5       0.9
                                                              -----     -----     -----
Income (loss) before income taxes...........................   (2.5)      7.4      (3.1)
Provision for income taxes..................................    3.3       2.3        --
                                                              -----     -----     -----
Net income (loss)...........................................   (5.8)%     5.1%     (3.1)%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the twelve months ended December 31, 1998 were $85.0 million compared to $46.4 million in 1997, an increase of 83%. The increase in revenues in 1998 over 1997 was due primarily to revenues from the companies acquired by the Company during 1998 (Intermart and ICS) of $8.3 million, an increase in shipments of the Company's digital media and connectivity products of $21.4 million, an increase in shipments of the Company's smartcard readers, an increase in shipments of DVB-CAM products and services in Europe, and an increase in shipments of adapter products in the U.S., primarily to OEM customers supplying U.S. government agencies. Adapter product revenues increased due to higher unit shipments, offset somewhat by declines in average unit prices. For all other product groups, average unit prices remained relatively stable, and the increases in net sales were due to increased volume shipments. Sales to the Company's top 10 customers during 1998 accounted for 51% of total net sales.

     Gross Profit. Gross profit for 1998 was $27.9 million, or 33% of total net sales, compared to $16.2 million or 35% in 1997. The increase in gross profit in absolute dollars for the year was due to the aforementioned increase in net sales. The decrease in gross profit as a percentage of net sales from the 1997 level was due primarily to a $1.9 million charge taken in the fourth quarter of 1998 related to excess inventory in the Company's digital media reader product group. This excess was the result of overlapping product lines following the Company's merger with Shuttle in November of 1998. The Company believes that its gross profit in 1999 in absolute dollars will be higher than in 1998, due to anticipated increased demand for the Company's products. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, all of which tend to carry higher gross profit than older products, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. For 1998, research and development expenses were $6.4 million, compared with $4.5 million in 1997, an increase of 41%. As a percentage of total net sales, research and development expenses were 7% in 1998 compared to 10% for 1997. The increase in absolute amounts in 1998 was primarily due to increased engineering headcount and related product development costs at the Company's development centers in France and India, and due to research and development expenses of Intermart and ICS, companies acquired in May and June of 1998, respectively ("the acquired companies"). The Company believes that the absolute amount of research and development expenses in 1999 will be higher than in 1998 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for 1998 were $8.9 million, or 10% of revenues, compared with $5.9 million in 1997, or 13% of revenues, an increase of 50%. The increase in absolute amounts in 1998 was primarily due to increased sales headcount and sales personnel compensation expenses in the Company's U.S. and European offices, increased tradeshow expenses and sales and marketing costs of the acquired companies, including personnel, trade show and collateral material costs. Sales and marketing expenses in 1999 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions, third-party administrative services costs such as legal, auditing and investor relations fees, and charges for allowances for doubtful accounts receivable. For 1998, general and administrative expenses were $9.3 million, an increase of 140% compared with $3.9 million in 1997, representing 11% and 8% of total net sales 1998 and 1997, respectively. These increases, both in absolute amounts and as a percentage of net sales, were primarily due to increases in administrative headcount in the Company's U.S., U.K. and German offices to support higher levels of business activities, costs related to relocation of the U.K. offices, increased costs relating to the Company operating as a public company subsequent to its IPO in October 1997, administrative costs of the acquired companies, and an increase in the Company's allowance for doubtful accounts of $2.6 million, $2.3 million of which was the result of cash flow difficulties experienced by one its customers. As of December 31, 1998, the gross accounts receivable balance due from this customer was $4.2 million. The Company continues to aggressively pursue collection, including negotiating a structured repayment program. Although the Company has reserved a significant portion of the outstanding exposure relating to this customer, management believes there can be no assurance that further increases to the provision for doubtful receivables for this customer may not be necessary in future periods. The Company believes general and administrative expenses in 1999 will increase in absolute amount over 1998 levels due primarily to compensation increases to existing employees, increases in headcount to support increased levels of business activity, and new facilities in the U.S. to accommodate merged sales and marketing operations with Shuttle Technology, but that such costs will fluctuate as a percentage of total net sales.

     In-Process Research and Development. The aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses was originally determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions. As discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 1998, the Company's management revised the amount of purchase price allocated to in-process research and development relating to these acquisitions. As a result, the Company's consolidated financial statements for the second and third quarters of 1998 have been restated to reduce the in-process research and development charge by $2.8 million and to increase goodwill by a like amount.

     Accelerated Amortization of Goodwill. In connection with the merger with Shuttle Technology Group in the fourth quarter of 1998, the Company incurred a charge of $5.2 million for accelerated amortization of goodwill related to the Intermart and Memory acquisitions. The goodwill remaining from the Intermart and Memory acquisitions was written of as it was determined that recoverability of this amount through undiscounted future operating cash flows from these operations was unlikely. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses, and that a significant portion of the Intermart products were redundant to lower cost products provided by Shuttle. As a result, the Company evaluated the prospects for the Memory and Intermart products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $5.2 million was written off in the fourth quarter of 1998.

     Other Acquisition Expenses. In connection with the Intermart and ICS acquisitions in the second quarter of 1998, and the merger of Shuttle Technology Group in the fourth quarter of 1998, the Company incurred non-recurring expenses totaling $3.2 million, consisting of $2.5 million of expenses for attorneys, accountants, financial printing, due diligence, filing fees and other regulatory costs and $0.7 million for impaired and redundant assets and personnel severance costs.

     Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 1998, interest income and other, net, was $5.8 million, compared to $815,000 in 1997. In April 1998, the Company completed a secondary offering of 3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Higher average investable cash balances in 1998 as a result of the aforementioned stock offering and minimal debt service requirements resulted in the increase in interest income and other, net in 1998 over 1997. Continued investment of the net proceeds from this offering will generate future net investment income in 1999.

     Income Taxes. The provision for income taxes was $2.8 million in 1998 resulting principally from tax liabilities associated with domestic and foreign operations of the Company. The increase in the provision over 1997 is due to utilization of net operating loss carryforwards, which were available to offset a larger portion of taxable income in Germany in 1997 compared to 1998, and higher taxable income in the U.S., where the Company is limited in its utilization of net operating loss carryforwards. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $2.2 million and $0.9 million for United States federal and California income tax purposes, respectively, and approximately $600,000 of net operating loss carryforwards available to offset taxable income in Japan.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales. Net sales were $46.4 million in 1997, compared to $30.2 million in 1996, an increase of 54%. Sales of security and access products were $46.2 million in 1997, compared to $25.2 million in 1996, an increase of 83%. The substantial increase in security and access products sales in 1997 was primarily related to sales of the Company's digital television access products, which were first shipped in the fourth quarter of 1996, and digital media reader products. One customer accounted for 27% of the Company's net sales in 1997. Accounts receivable from this customer totaled approximately $3.2 million at December 31, 1997.

     Gross Profit. Gross profit was $16.2 million, or 35% of net sales, in 1997, compared to $9.1 million, or 30% of net sales, in 1996. The increase in gross profit, both in absolute amount and as a percentage of net sales, was primarily due to the introduction of digital television access products and the concurrent shift away from lower margin PCMCIA peripheral products. In addition, the Company's transition from the PCMCIA peripheral products business resulted in reduced labor requirements. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products and product enhancements which tend to carry higher gross profit than older products and the costs and availability of components. Accordingly, gross profits are expected to fluctuate from period to period.

     Research and Development. In 1997, research and development expenses were $4.5 million, or 10% of net sales, compared with $3.2 million, or 11% of net sales, in 1996. The increase in absolute amounts was primarily due to engineering headcount in the Company's French facility and related product development costs. The Company believes that research and development expenses during 1998 will be higher than in 1997 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

     Sales and Marketing. Sales and marketing expenses were $5.9 million, or 13% of revenues in 1997, compared with $4.5 million, or 15% of revenues, in 1996. The increase in absolute amounts in 1997 was primarily due to growth of the Company's sales and marketing headcount and promotional efforts in the U.S. and initial promotional efforts in the Asia-Pacific region. Sales and marketing expenses in 1998 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses were $3.9 million in 1997 compared with $2.4 million in 1996, an increase of 63%. As a percentage of net sales, general and administrative expenses were 8% in both years. This increase in absolute amounts was primarily due to increases in administrative headcount in the Company's U.S. and Pfaffenhofen, Germany offices to support higher levels of business activities, increased costs relating to the Company operating as a public company subsequent to its IPO in October 1997. In addition, in September 1997 the Company settled a patent infringement claim with a third party. In connection therewith, the Company incurred a one-time charge of $515,000, of which $453,000 represented a non-cash charge equal to the estimated fair value of the common stock warrants issued to the third party and $62,000 of legal costs. The Company believes general and administrative expenses in 1998 will continue to increase in absolute due to anticipated general business growth and support requirements, but will fluctuate as a percentage of total net sales.

     Interest Income (Expense), Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. Net interest income (expense), net was $815,000 in 1997, compared to ($309,000) in 1996. During the first two quarters of 1997, the Company raised $12.1 million through the sale of preferred stock, and converted $4.2 million of convertible debt into preferred stock. In October 1997, the Company completed the sale of 3.8 million shares of Common Stock in an initial public offering, resulting in net proceeds of $43.4 million. These transactions resulted in both a reduction of outstanding debt and corresponding interest expense and an increase in short-term investments and cash balances.

     Foreign Currency Transaction Gains. In 1997, the foreign currency transaction gain of $688,000 related to intercompany receivables resulting from intercompany sales transactions.

     Income Taxes. A provision for income taxes of $1.1 million was booked in 1997, resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for United States federal and California income tax purposes, respectively. Approximately $2.2 million of the Company's aforementioned U.S. federal net operating loss carryforward is limited in its utilization to approximately $340,000 per year. The Company had a deferred tax asset as of December 31, 1997 of approximately $2.2 million and recorded a full valuation allowance to offset these deferred tax assets as management has concluded that it is more likely than not that the deferred tax assets would not be realized in the future due to recent operating losses. A future change in the Company's assessment of the likelihood of future realization of deferred tax assets could result in a reduction of the valuation allowance, a corresponding reduction in the Company's income tax expense recorded for financial statement purposes and a corresponding increase in net income. This would not, however, result in a change in actual income taxes payable by the Company in any future period.

FINANCIAL INFORMATION BY QUARTER

     The following tables present certain unaudited consolidated statement of operations data for each of the eight quarters in the two-year period ended December 31, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited consolidated financial statements and has been prepared on the same basis as the Company's audited Consolidated Financial Statements which appear elsewhere in this report. In the opinion of management, this data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data.

                                                                      THREE MONTHS ENDED
                                               ----------------------------------------------------------------
                                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                                 1997       1997       1997        1997       1998       1998
STATEMENTS OF OPERATIONS DATA (IN THOUSANDS):  --------   --------   ---------   --------   --------   --------
Net sales........................               $6,349     $8,298     $13,955    $17,821    $13,925    $16,576
Cost of sales....................                4,154      5,263       9,015     11,781      8,898     10,528
                                                ------     ------     -------    -------    -------    -------
Gross profit.....................                2,195      3,035       4,940      6,040      5,027      6,048
                                                ------     ------     -------    -------    -------    -------
Operating expenses:
Research and development.........                  897      1,174       1,160      1,270      1,331      1,530
Sales and marketing..............                1,283      1,492       1,345      1,803      1,835      1,973
General and administrative.......                  682        727         866      1,082      1,290      2,025
Settlement of patent claim.......                   --         --         515         --         --         --
In-process research and development...              --         --          --         --         --      3,101
Accelerated amortization of goodwill...             --         --          --         --         --         --
Other acquisition integration expenses...           --         --          --         --         --        581
                                                ------     ------     -------    -------    -------    -------
        Total operating expenses...              2,862      3,393       3,886      4,155      4,456      9,210
                                                ------     ------     -------    -------    -------    -------
Income (loss) from operations....                 (667)      (358)      1,054      1,885        571     (3,162)
Interest income (expense), net...                  (31)        79          92        675        715      1,611
Foreign currency transaction gain (loss)...        164        249         158        117        (19)        39
                                                ------     ------     -------    -------    -------    -------
Income (loss) before income taxes...              (534)       (30)      1,304      2,677      1,267     (1,512)
Provision for income taxes.......                   14         19         329        706        274        572
                                                ------     ------     -------    -------    -------    -------
Net income (loss)................                 (548)       (49)        975      1,971        993     (2,084)
Accretion on redeemable convertible preferred
  stock..........................                 (160)      (318)       (324)        --         --         --
                                                ------     ------     -------    -------    -------    -------
Net income (loss) applicable to common
  stockholders...................               $ (708)    $ (367)    $   651    $ 1,971    $   993    $(2,084)
                                                ======     ======     =======    =======    =======    =======
AS A PERCENTAGE OF TOTAL NET SALES:
Net sales........................                100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of sales....................                 65.4       63.4        64.6       66.1       63.9       63.5
                                                ------     ------     -------    -------    -------    -------
Gross profit.....................                 34.6       36.6        35.4       33.9       36.1       36.5
                                                ------     ------     -------    -------    -------    -------
Operating expenses:
Research and development.........                 14.1       14.1         8.3        7.1        9.5        9.2
Sales and marketing..............                 20.2       18.0         9.6       10.1       13.2       11.9
General and administrative.......                 10.8        8.8         6.2        6.1        9.3       12.2
Settlement of patent claim.......                   --         --         3.7         --         --         --
In-process research and development...              --         --          --         --         --       18.7
Accelerated amortization of goodwill...             --         --          --         --         --         --
Other acquisition integration expenses...           --         --          --         --         --        3.5
                                                ------     ------     -------    -------    -------    -------
        Total operating expenses...               45.1       40.9        27.8       23.3       32.0       55.5
                                                ------     ------     -------    -------    -------    -------
Income (loss) from operations....                (10.5)      (4.3)        7.6       10.6        4.1      (19.0)
Interest income (expense), net...                 (0.5)       0.9         0.6        3.8        5.1        9.7
Foreign currency transaction gain (loss)...        2.6        3.0         1.1        0.6       (0.1)       0.2
                                                ------     ------     -------    -------    -------    -------
Income (loss) before income taxes...              (8.4)      (0.4)        9.3       15.0        9.1       (9.1)
Provision for income taxes.......                  0.2        0.2         2.3        3.9        2.0        3.5
                                                ------     ------     -------    -------    -------    -------
Net income (loss)................                 (8.6)      (0.6)        7.0       11.1        7.1      (12.6)
Accretion on redeemable convertible preferred
  stock..........................                 (2.5)      (3.8)       (2.3)        --         --         --
                                                ------     ------     -------    -------    -------    -------
Net income (loss) applicable to common
  stockholders...................                (11.1)%     (4.4)%       4.7%      11.1%       7.1%     (12.6)%
                                                ======     ======     =======    =======    =======    =======

                                                THREE MONTHS ENDED
                                               --------------------
                                               SEPT. 30,   DEC. 31,
                                                 1998        1998
STATEMENTS OF OPERATIONS DATA (IN THOUSANDS):  ---------   --------
Net sales........................               $19,402    $35,106
Cost of sales....................                11,987     25,735
                                                -------    -------
Gross profit.....................                 7,415      9,371
                                                -------    -------
Operating expenses:
Research and development.........                 1,603      1,892
Sales and marketing..............                 2,365      2,731
General and administrative.......                 2,408      3,565
Settlement of patent claim.......                    --         --
In-process research and development...               --         --
Accelerated amortization of goodwill...              --      5,211
Other acquisition integration expenses...            --      2,572
                                                -------    -------
        Total operating expenses...               6,376     15,971
                                                -------    -------
Income (loss) from operations....                 1,039     (6,600)
Interest income (expense), net...                 1,820      1,686
Foreign currency transaction gain (loss)...         216        (44)
                                                -------    -------
Income (loss) before income taxes...              3,075     (4,958)
Provision for income taxes.......                 1,099        900
                                                -------    -------
Net income (loss)................                 1,976     (5,858)
Accretion on redeemable convertible preferred
  stock..........................                    --         --
                                                -------    -------
Net income (loss) applicable to common
  stockholders...................               $ 1,976    $(5,858)
                                                =======    =======
AS A PERCENTAGE OF TOTAL NET SALES:
Net sales........................                 100.0%     100.0%
Cost of sales....................                  61.8       73.3
                                                -------    -------
Gross profit.....................                  38.2       26.7
                                                -------    -------
Operating expenses:
Research and development.........                   8.3        5.4
Sales and marketing..............                  12.2        7.8
General and administrative.......                  12.4       10.1
Settlement of patent claim.......                    --         --
In-process research and development...               --         --
Accelerated amortization of goodwill...              --       14.9
Other acquisition integration expenses...            --        7.3
                                                -------    -------
        Total operating expenses...                32.9       45.5
                                                -------    -------
Income (loss) from operations....                   5.3      (18.8)
Interest income (expense), net...                   9.4        4.8
Foreign currency transaction gain (loss)...         1.1       (0.1)
                                                -------    -------
Income (loss) before income taxes...               15.8      (14.1)
Provision for income taxes.......                   5.7        2.6
                                                -------    -------
Net income (loss)................                  10.1      (16.7)
Accretion on redeemable convertible preferred
  stock..........................                    --         --
                                                -------    -------
Net income (loss) applicable to common
  stockholders...................                  10.1%     (16.7)%
                                                =======    =======

     The Company experiences substantial seasonality in its business, with approximately one-third of annual net sales being realized in the first half of the year and the remaining two-thirds being realized in the second half of the year. In general, this is due to the buying patterns of the Company's customers for its digital television and digital media and connectivity products, most of whom are OEMs in the computer, digital television and consumer electronics industries. These industries have historically been affected by new product introductions timed for release in the second half of the year. In addition, the Company's SwapBox products are sold to OEMs that in turn are selling to U.S. government agencies. The buying pattern of U.S. government agencies tend to be substantially weighted to the third quarter and, to a somewhat lesser extent, the fourth quarter of the calendar year. The strength in net sales in the third quarter which results from the U.S. government buying patterns is somewhat offset by relatively weaker sales in Europe in the same quarter as a result of the traditional European summer vacation patterns. In contrast to net sales, operating expenses tend to be spread relatively evenly across the year. As a result, the Company's operating results have tended to be weakest in first and second quarter of the year. This revenue seasonality is evident in the table above, in which the Company's net sales in 1997 increased each quarter, then declined in the first quarter of 1998. The Company's acquisitions in 1998, particularly Intermart and Shuttle which both offer digital media and connectivity products, contributed to higher second half revenues. Many of these products are purchased by OEMs in the consumer electronics market, which typically exhibits higher shipment levels in the second half of each calendar year.

     Gross profit, in absolute amounts, generally improved each quarter in 1997 and 1998, following the same seasonality trend as revenues. In terms of the gross profit margin rate expressed as a percentage of net sales, the decline in the second half of 1997 was due to price decreases on certain digital connectivity products. These products were discontinued in the fourth quarter of 1997, resulting in the increase in the gross profit margin rate in the first half of 1998. The decline in the gross profit margin rate in the fourth quarter of 1998 was due primarily to a $1.9 million charge related to excess inventory in the Company's digital media reader product group. This excess was the result of overlapping product lines following the Company's merger with Shuttle in November of 1998.

     Excluding merger and acquisition-related charges incurred in the second and fourth quarters of 1998, operating expenses for research and development, sales and marketing, and general and administrative activities generally increase slightly each quarter due to headcount additions to support increased levels of business and normal increases in compensation and other expenses relating to existing personnel. Beginning in the second quarter of 1998, these expenses increased above the comparable quarterly trends in 1997 due to the acquisitions of Intermart in Japan and ICS in Singapore. Also, in the second half of 1998, general and administrative expenses increased substantially due to the aforementioned increases in the Company's allowance for doubtful accounts (increases of $400,000 in the third quarter of 1998 and $2.0 million in the fourth quarter of 1998).

     The Company's quarterly operating results have in the past varied and may in the future vary significantly. Factors affecting operating results include: the level of competition; the size, timing, cancellation or rescheduling of significant orders; market acceptance of new products and product enhancements; new product announcements or introductions by the Company or its competitors; adoption of new technologies and standards; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis, if at all; hardware component costs and availability, particularly with respect to hardware components obtained from sole or limited source suppliers; the timing and success of the Company's acquisitions and any related write-offs; the Company's success in expanding its sales and marketing organization and programs; technological changes in the market for digital information security products; levels of expenditures on research and development; foreign currency exchange rates; key personnel changes, anticipated or otherwise; and general economic trends. In addition, because a high percentage of the Company's operating expenses are fixed, a small variation in revenue can cause significant variations in operating results from quarter to quarter. See "Overview".

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

     As of December 31, 1998, the Company's working capital was $147.0 million. Working capital increased during 1998 by approximately $84.6 million, primarily due to the net proceeds from the secondary offering of $83.1 million and the Company's receipt of $6.9 million in net proceeds from the exercise of warrants and options, partially offset by $9.9 million used for acquisitions of Intermart and ICS (net of cash received), and $3.0 million used for capital expenditures.

     During 1998, cash and cash equivalents increased by $21.4 million due primarily to net proceeds of $90.1 million from the issuance of common stock and $61.8 million proceeds from maturities of short-term investments, partially offset by $114.2 million used to purchase short-term investments, $9.9 million for the businesses acquired in the second quarter (net of cash received), $0.5 million used in operations, and $3.0 million used for capital expenditures. Cash was used in operations primarily for an increase in accounts receivable of $11.7 million and an increase in inventories of $5.1 million, partially offset by increases in accounts payable, accrued expenses and income taxes of $4.6 million, $1.8 million and $3.4 million, respectively. These increases were due primarily to higher levels of business activity including the activities of the acquired companies.

     In 1997, cash and cash equivalents increased by $23.1 million due primarily to financing activities discussed previously, $1.5 million provided by operations, offset by $973,000 used for capital expenditures and $30.6 million for purchases of short-term investments. Cash was used in operations primarily for an increase in accounts receivable of $3.8 million and an increase in inventories of $1.6 million, both increases were due primarily to higher levels of business activity partially offset by increases in accounts payable, accrued expenses and income taxes.

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $1.7 million in total at December 31, 1998). One of these lines of credit expires on September 30, 1999 and the other line has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75% per annum. Borrowings under the German lines of credit are unsecured. In the United Kingdom, the Company has a L1.5 million (approximately $2.5 million as of December 31, 1998) overdraft facility with a bank secured by the assets of the U.K. subsidiary, which bears interest at 2% over the bank's base rate (6.25% as of December 31, 1998) and expires on May 31, 1999. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (7.75% as of December 31, 1998), and expires in May 1999. At December 31, 1998, no amounts were outstanding under any of the Company's lines of credit.

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

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have incurred operating losses and may not become profitable.

     Although SCM was profitable for the first and third quarters of 1998 and the year ended December 31, 1997, SCM incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996. As of December 31, 1998, SCM had an accumulated deficit of $11.2 million. In view of our loss history, we cannot assure you that SCM will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

There are many factors, including some beyond our control, that may cause fluctuations in our quarterly operating results.

     Our quarterly operating results depend on a number of factors that are difficult to forecast. If our future quarterly operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely drop. Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future as a result of many factors, including:

     - size, timing, cancellation or rescheduling of significant orders;

     - new product announcements or introductions by us or our competitors;

     - our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

     - our success in expanding our sales and marketing organization and programs;

     - technological changes in the market for our products;

     - our level of expenditures on research and development; and

     - general economic trends.

In addition, because a high percentage of our operating expenses are fixed, a small variation in revenue can cause significant variations in our operating results from quarter to quarter.

Seasonal trends in sales of our products may affect our quarterly operating results.

     Our business and operating results reflect seasonal trends. We have typically experienced lower net sales and operating income in the first quarter and second quarter and higher net sales in the third quarter and fourth quarter of each calendar year. Seasonal business trends may be caused by a number of factors, including higher consumer sales during the holiday season and the fiscal year end for companies. We believe that the seasonal trends in our business and operating results are principally due to the U.S. government's budgeting requirements. This government related seasonality occurs because original equipment manufacturers, or OEMs incorporate our data security products into personal computers, or PCs, and workstations which are then sold to the U.S. government. The back-ended nature of the U.S. government's budgetary cycle encourages OEMs to purchase our products in the second half of each fiscal year. Another reason for our seasonality is that we currently sell our digital video broadcasting, or DVB products mainly to OEMs for the European consumer market. We expect these sales to increase. Because consumer market's sales are highest in the third and fourth quarter of the year, we expect the seasonal trends in our business and operating results to continue.

Any delays in our normally lengthy sales cycle could result in significant fluctuations in our quarterly operating results.

     When we obtain a new customer, our initial sales to that customer usually take six to nine months. During this sales cycle, we may expend substantial financial resources and our management's time and effort with no assurance that a sale will ultimately result. The length of a new customer's sales cycle depends on a number of factors that we may not be able to control. These factors include the customer's product and technical requirements and the level of competition we face for that customer's business. Any delays in the sales cycle for new customers could have a material adverse effect on our business and operating results.

     We believe that our operating results may vary significantly in future periods and that our historical results are not reliable indicators of future performance. It is possible that, in the future, our operating results will be below the expectations of stock market analysts and investors. In such event, the market price of our Common Stock could decline significantly.

Our emerging markets may not accept our products.

     SCM's future growth and operating results will depend on whether our security and connectivity product families are commercially successful. As described below, each of our product families address needs in different emerging markets. We may not succeed in these emerging markets. In addition, as these markets develop, industry standards may be established. Our products may not comply with the industry standards ultimately adopted in these emerging markets.

     From SCM's inception through 1994, we focused on Personal Computer Memory Card Industry Association, or PCMCIA, peripheral products, including flash memory and fax/modem devices. In 1994, we began emphasizing security and access products. We made our final shipment of PCMCIA peripheral products in the quarter ended March 31, 1997, completing our exit from this business. We have since strategically shifted our product focus to security and connectivity products, which have increased from 13% of our total net sales in 1994 to 100% of total net sales in 1998. Therefore, our net sales are now and will continue to be dependent upon the success of our security and connectivity products.

     We believe that smart cards are ideally suited to serve as tokens for network and electronic commerce security. Smart card token-based security applications are designed to provide protection from unauthorized access to digital information. Our SwapBox and SwapSmart product families are designed to provide smart card token-based security for PCs. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard for these applications.

     Our DVB product family provides a means of controlling access to digital television broadcasts. Our SwapAccess DVB-CAM product implements the DVB-CI and NRSS-B standards. To date, our DVB-CAM product has been implemented in a relatively limited number of DVB set-top boxes in Europe. However, the European standard for DVB conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for DVB conditional access applications, this standard may not be adopted and the European DVB market may fail to further develop. The market for DVB products in the United States has only recently begun to develop and may not grow. In addition, the substantial base of analog set-top boxes already installed in the United States may cause the market for DVB products in general, and our SwapAccess products in particular, to grow more slowly than expected or not at all.

     If the market for the products described above or any of our other products fail to develop or develop more slowly than expected, or if any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

We depend on our continued sales to original equipment manufacturers.

     Most of our products are intended for use as components or subsystems in systems manufactured and sold by third party OEMs. In order to convince an OEM to incorporate our products into its systems, we must demonstrate that our products provide significant commercial advantages over our competitor's products. We may fail to successfully demonstrate these advantages or our products may cease to provide any advantages. Even if we are able to demonstrate that our products are superior, OEMs may still choose not to incorporate our products into their systems. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer of our products, find other sources for products we currently manufacture or manufacture these products internally. Our OEM customers may also seek price concessions from us. Failure of OEMs to incorporate our products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in our sales to OEMs would have a material adverse effect on our business and operating results.

     In 1998, almost all of our sales were to OEMs and we expect this dependence on OEM sales to continue. In 1998, sales to BetaDigital (a division of the Kirch Group) accounted for 17% of total net sales and sales to our top 10 customers (all of which were OEMs) accounted for 51% of total net sales.

Our sales to government contractors are subject to uncertainties and may decrease.

     Approximately 12%, 17%, and 28% of our net sales during 1998, 1997, and 1996, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DOD. We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of government orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

We rely on our strategic relationships to generate revenue.

     SCM collaborates with a number of corporations and is a member of key industry consortia. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. We have formed strategic relationships, including technology sharing agreements, with a number of key industry players such as Intel, Gemplus and Telenor. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. These arrangements may not result in commercially successful products.

Our markets are highly competitive.

     The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

     - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

     - SmartDisk Corporation, Philips and Tritheim in smart card readers and universal smart card reader interfaces; and

     - Gemplus in DVB-CAM modules.

     We also experience indirect competition from some of our customers which sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital information security products. In addition, the market for digital data security, access control and connectivity products may ultimately include technological solutions other than ours.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

     We believe that the principal competitive factors affecting the market for digital data security products include:

     - the extent to which products comply with existing industry standards;

     - technical features;

     - ease of use;

     - quality and reliability;

     - level of security;

     - strength of distribution channels; and

     - price.

     We may not be able to successfully compete as to these or other factors and the competitive pressures may cause our business and operating results to suffer.

We may not be able to integrate recently acquired companies.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies. SCM acquired Shuttle Technology Group Limited, based in the U.K., in November 1998, Intermart Systems K.K., based in Japan, in May 1998 and Intellicard Systems Pte. Ltd., based in Singapore, in June 1998. We may not realize the desired benefits of these recent transactions or of future transactions. In order to successfully integrate acquired companies, we must, among other things:

     - continue to attract and retain key management and other personnel;

     - integrate, from both an engineering and sales and marketing perspective, the acquired products;

     - establish a common corporate culture; and

     - integrate geographically distant facilities and employees.

     If our management's attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, these difficulties could have a material adverse effect on our business and operating results. In addition, any acquisition, depending on its size, could result in the use of a significant portion of our available cash. If an acquisition is made utilizing our securities, a significant dilution to our stockholders and significant acquisition related charges to earnings could occur. During 1998, SCM incurred significant non-recurring charges associated with the acquisitions of Shuttle, Intermart and Intellicard. SCM may also incur additional material charges in the future resulting from redundancies in product lines, customer lists and sales channels associated with these acquisitions. Acquisitions may also result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of acquisition, which could have a material adverse effect on us. Furthermore, we cannot assure you that any products we acquire in connection with any acquisition will gain acceptance in our markets.

We have experienced significant growth in our business in recent periods and our ability to manage this growth and any future growth will affect our business.

     Our business has grown substantially in recent periods, with net sales increasing from $10.9 million in 1994 to $85.0 million in 1998. The growth of our business has placed a significant strain on our management and operations. In 1993, we commenced operations in North America, which included the establishment of a U.S. management team. As a result, we have a limited operating history under our current U.S. management.

In addition, the number of employees has increased from 67 at December 31, 1995 to 260 as of December 31, 1998.

     If we are successful in achieving our growth plans, our growth is likely to place a significant burden on our operating and financial systems and increased responsibility for senior management and other personnel. Existing management or any new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to anticipated growth. Our failure to do so could have a material adverse effect on our business and operating results.

We must integrate our global locations.

     SCM's U.S. headquarters are located in Los Gatos, California, European headquarters are located in Pfaffenhofen, Germany, and research and development facilities are located in Erfurt, Germany, La Ciotat, France, Wokingham, England, Pondicherry, India and Madras, India. In Asia, we are located in Singapore, Taiwan and Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although these difficulties can be reduced through the use of electronic mail and teleconferencing, unforeseen difficulties or logistical barriers in operating in diverse locations may occur. Operating in widespread geographic locations requires us to implement and operate complex information systems. Although we believe that our information systems are adequate, we may in the future have to implement new information systems. Implementation of new information systems may be costly and may require us to train personnel. Any failure or delay in implementing these systems, procedures and controls on a timely basis, if necessary, or in expanding these areas in an efficient manner could have a material adverse effect on our business and operating results.

We may be exposed to risks of intellectual property infringement.

     SCM's success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are protected under trade secret and copyright laws, which afford only limited protection. SCM generally enters into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Our SwapBox and SwapSmart trademarks are registered in the United States. We continuously evaluate the registration of additional trademarks as appropriate. We currently have seven United States patents issued and three German patents issued. We also have nineteen patent applications pending worldwide. In addition, we have exclusive licenses under four other United States patents, and licenses for two United States patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. SCM has from time to time received claims that it is infringing upon third parties' intellectual property rights. In April 1997, Gemplus served SCM with a complaint alleging that our SwapSmart product infringes certain claims of a French patent held by Gemplus. Although this dispute was settled on terms acceptable to us, future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

Our business could suffer if we or our contract manufacturers cannot meet production requirements.

     Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. A significant portion of our products are now manufactured by SCM Microsystems (Asia) Pte. Ltd., formerly Intellicard, our wholly-owned subsidiary in Singapore, but we also source some of our products through two contract manufacturers in Europe. If Intellicard or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. In this regard, one of our contract manufacturers has recently been involved in bankruptcy proceedings and may be unable to continue manufacturing our products. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

     In an effort to reduce our manufacturing costs, SCM has shifted volume production of many of our product components to Singapore. We are currently considering shifting the production of other product components to other suppliers in Europe or Asia. Transferring production to these new locations could disrupt our manufacturing process and increase overall production costs. In addition, foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability.

We have a limited number of suppliers of key components.

     We rely upon a limited number of suppliers of several key components of our products. For example, SCM purchases mechanical components for use in our smart card reader product exclusively from Stocko, a German-based supplier. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

The markets for our products may undergo rapid technological change and our future success will depend on our ability to meet the sophisticated needs of our customers.

     The markets for our products is characterized by rapidly changing technology. Our customers' needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology could render our existing products obsolete and unmarketable. Therefore, our future success will depend upon our ability to successfully develop and introduce new and enhanced products that meet our customers' increasing expectations and incorporate the latest technology. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain for any significant period. These factors could have a material adverse effect on our business and operating results.

Many of our customers are located in other countries which exposes our business to risks related to international sales and currency fluctuations.

     SCM was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 62%, 51% and 50% of our revenues in 1998, 1997, and 1996, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a significant portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

     - tariffs and other trade barriers;

     - difficulties in staffing and managing disparate branch operations;

     - currency exchange risks;

     - exchange controls; and

     - potential adverse tax consequences.

     These factors may have a material adverse effect on our business and operating results.

     We conduct operations and sell products in several different countries. In addition, we recently acquired companies in Japan, Singapore, Great Britain and India. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the German mark, the Japanese yen, the Singapore dollar, the British pound and the Indian rupee, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to our foreign currency exposure. We continually monitor our exposure to currency fluctuations and may use financial hedging techniques when appropriate to minimize the effect of these fluctuations. Even so, exchange rate fluctuations may still have a material adverse effect on our business and operating results. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.

We may face product liability risks.

     Customers rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Although we place warranty disclaimers and liability limitation clauses in our sales agreements and maintain product liability insurance, we cannot assure you that these measures will be effective in limiting our liability. Liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market's perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

We face year 2000 compliance risks.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during the current year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by us, our business partners, our suppliers and our customers. We have formed a committee (the Committee) to oversee our computer system upgrade needs, including the specific assignment to deal with Year 2000 issues.

     The Committee is composed of various members of our staff. The Committee meets periodically and any findings are reviewed by our executive staff. We have reviewed all of our current product offerings and believe that our current products are Year 2000 compliant. The Committee's general plan of action includes inventorying all essential internal equipment, contacting suppliers to ascertain their readiness for Year 2000 compliance, testing all critical systems, implementing a new Enterprise Resource Planning (ERP) system, and resolving all critical problems by the end of the third quarter of 1999. We are currently on schedule to complete all critical Year 2000 problems by the end of the third quarter of 1999.

     We estimate the total Year 2000 costs to be between $75,000 and $100,000. In addition, we plan to implement a new ERP system to serve our worldwide information system, which we estimate will cost $1.0 million to $1.3 million. As of December 31, 1998, we have not incurred any significant costs related to Year 2000 issues. We have budgeted all Year 2000 costs independently of our information technology department. All costs will be paid from our operating funds.

     SCM is currently in the process of completing a comprehensive inventory and evaluation of our systems, equipment and facilities. We are in the process of identifying all essential suppliers and plan to contact them, if required, to determine that the suppliers' operations, products and services are Year 2000 compliant. We have a number of projects underway to replace or upgrade systems, equipment and facilities that are not currently Year 2000 compliant. We do not have a specific contingency plan should the replacement or upgrade of these systems fail. We are working to develop such a contingency plan.

     In addition, our sales could suffer if our customers divert resources from purchasing our products to resolving their own Year 2000 issues. The Year 2000 problem may have a material adverse effect on our business and operating results.

It is uncertain whether the adoption of the Euro will affect our business.

     On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion rates between their existing currencies (the "old currency") and the one common legal currency known as the "Euro". From January 1, 1999 through June 30, 2002 the countries will be able to use their old currencies or the Euro to transact business. By July 1, 2002, the conversion to the Euro will be complete, at which time the old currencies will no longer be legal tender. The conversion to the Euro will eliminate currency exchange rate risk between the member countries.

     We do not anticipate any material impact from the Euro conversion on our financial information systems which currently accommodate multiple currencies. Computer software changes necessary to comply with the Year 2000 issue are generally compliant to the Euro conversion issue. Because there are many uncertainties, we cannot reasonably estimate the effect that the Euro conversion issue will have on our pricing or market strategies, and the impact, if any, it will have on our financial condition and result of operations.

Our key personnel are critical to our business and such key personnel may not remain with SCM in the future.

     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. In particular, we depend on the continued service of Robert Schneider, our Chairman of the Board, Steven Humphreys, our President and Chief Executive Officer, and Bernd Meier, our Chief Operating Officer. SCM provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, our German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with six months notice, and provides that the officer cannot work for one of our competitors during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce. Therefore, these provisions may not provide us with significant protection. SCM entered into employment agreements with three employees of Shuttle, one of whom is covered by a key man life insurance policy. We do not maintain key man life insurance on any other employees.

     We believe that our future success will depend in large part on our continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and we may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future.

Our stock price is potentially volatile.

     The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

     - variations in our financial results;

     - comments and forecasts by security analysts;

     - our ability to increase our manufacturing capability as required by customer demand;

     - any loss of key management;

     - announcements of technological innovations or new products by us or our competition; and

     - patents or other proprietary rights or patent litigation.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currencies

     The Company transacts business in various foreign currencies, primarily in certain European countries, the United Kingdom, Singapore and Japan. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in the U.K., Europe and Singapore, where the Company sells in both local currencies and U.S. dollars. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

  Fixed Income Investments

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

     The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors, and their ages as of December 31, 1998, are as follows:

              NAME                 AGE                        POSITION
              ----                 ---                        --------
Robert Schneider.................  49    Chairman of the Board
Steven Humphreys.................  37    President, Chief Executive Officer and Director
Bernd Meier......................  48    Chief Operations Officer and Director
John Niedermaier.................  42    Vice President, Finance and Chief Financial Officer
Friedrich Bornikoel(1)...........  48    Director
Oystein Larsen(2)................  38    Director
Poh Chuan Ng(2)..................  36    Director
Andrew Vought(1)(2)..............  44    Director

---------------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.

     Robert Schneider founded SCM in May 1990 as President, Chief Executive Officer, General Manager and Chairman of the Board. Mr. Schneider is currently Chairman of the Board. Mr. Schneider is a Managing Director of SCM's German subsidiary. Mr. Schneider holds a degree in engineering from HTBL Salzburg and a B.A. degree from the Akademie for Business Administration in Uberlinger.

     Steven Humphreys joined SCM in July 1996 as President and Chairman of the Board. Mr. Humphreys currently is President, Chief Executive Officer and a Director of SCM. From April 1994 until February 1996, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. From November 1990 until March 1994, he was Vice President of General Electric Information Services, an electronic commerce services provider. Mr. Humphreys holds a B.S. degree from Yale University and a M.S. degree and a M.B.A. degree from Stanford University.

     Bernd Meier joined SCM in January 1992 as General Manager and as a Director of SCM. Mr. Meier is currently the Chief Operations Officer, a Director of SCM and a Managing Director of SCM's German subsidiary. Mr. Meier holds a degree in engineering from Fachhochschule Dieburg.

     John Niedermaier joined SCM in April 1997 as Vice President, Finance and Chief Financial Officer. From November 1995 until March 1997, Mr. Niedermaier was Vice President, Finance and Chief Financial Officer of Voysys Corporation, a provider of telecommunications systems for small businesses, and from April 1994 until November 1995, he was Director, Business Planning at Octel Communications Corporation, a voice messaging company. From November 1989 until March 1994, Mr. Niedermaier was Vice President, Corporate Controller of VMX, Inc., a voice processing company, which merged with Octel in March 1994. Mr. Niedermaier is a Certified Public Accountant and holds a B.S. degree from Wayne State University.

     Friedrich Bornikoel has served as a Director of SCM since September 1993. Mr. Bornikoel joined TVM Techno Venture Management GmbH, a venture capital firm, in July 1987 and has been a Partner since 1990. Mr. Bornikoel is a director of several privately held companies. Mr. Bornikoel holds a Masters degree in Physics from the Technical University of Munich.

     Oystein Larsen has served as a Director of SCM since October 1998. Mr. Larsen is currently Chief Executive Officer of Telenor Conax AS, a company based in Norway engaged in the development and marketing of smart card-based systems for digital pay TV, telecommunications and security, and has served in this role since 1994. Prior to that, Mr. Larsen was Director, Development Division of Telenor CTV, a provider of cable TV services based in Norway.

     Poh Chuan Ng has served as a Director of SCM since June 1995. Mr. Ng is currently a Managing Director and Chairman of the Board of Global Team Technology Pte. Ltd., a manufacturer's representative for computer products. From September 1994 through May 1997, Mr. Ng served as Director, Business Development at ICS, a contract manufacturing company and developer of communications products. Prior to joining ICS, Mr. Ng was a product engineering manager for Compaq Computer Corp. Mr. Ng is a director of several privately held companies. Mr. Ng holds a B.S.E. degree from the National University of Singapore.

     Andrew Vought has served as a Director of SCM since March 1996. Mr. Vought has been a Partner of Cheyenne Capital Corporation since January 1995 and has been Vice President, Chief Financial Officer and Secretary of Advanced Telecommunications Modules Ltd., an ATM networking equipment company, since May 1996. From May 1990 until April 1994, Mr. Vought was Vice President, Chief Financial Officer and Secretary of MicroPower Systems, Inc., an analog and mixed signal semiconductor company. Mr. Vought is a director of several privately held companies. Mr. Vought holds a B.S. degree and a B.A. degree from the University of Pennsylvania and a M.B.A. degree from Harvard University.

TERM OF OFFICE OF DIRECTORS AND OFFICERS

     SCM's Bylaws and Certificate of Incorporation provide that effective as of the date of the first regularly scheduled meeting of the stockholders following the date on which SCM becomes subject to the periodic requirements of the Securities Exchange Act of 1934, as amended, the directors of SCM will be divided into three classes equal in size with each class elected to a staggered three-year term. Each director will hold office until the expiration of the term of his or her respective class and until his or her respective successor has been duly elected and qualified.

BOARD COMMITTEES

     In March 1997, the Board established an Audit Committee and a Compensation Committee. The Audit Committee, currently comprised of directors Poh Chuan Ng, Andrew Vought and Oystein Larsen, recommends to the Board of Directors the engagement of SCM's independent accountants and reviews with the accountants the plan, scope and results of their examination of the consolidated financial statements. The Compensation Committee, currently comprised of directors Friedrich Bornikoel and Andrew Vought, reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers, directors and consultants to SCM.

DIRECTOR COMPENSATION

     Beginning April 1, 1997, nonemployee members of SCM's Board of Directors ("Outside Directors") receive an annual fee of $10,000 plus $1,000 for each board meeting attended in person for their services as directors. Prior to that time, directors did not receive compensation for services as directors.

     SCM's 1997 Director Option Plan (the "Director Plan") was adopted by the Board of Directors in March 1997. A total of 50,000 shares of Common Stock was originally reserved for issuance under the Director Plan, and annual increases will be made to the Director Plan on each anniversary date of adoption of the Director Plan, in amounts equal to the number of shares underlying options granted in the immediately preceding year or lesser amounts determined by the Board. Each Outside Director of SCM was granted an initial option to purchase 5,000 shares of Common Stock upon the effective date of the Director Plan and each person who becomes an Outside Director after that date will automatically be granted an initial option to purchase 10,000 shares of Common Stock. Each Outside Director will automatically be granted subsequent annual options to purchase 5,000 additional shares of Common Stock under the Director Plan on the date of each annual meeting of stockholders. All such options have an exercise price equal to the fair market value of the Common Stock at the date of grant, have a term of ten years and vest monthly over one year from the date of grant. Options granted under the Director Plan are not transferable unless approved by the Board. SCM's Director Plan will terminate in 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between SCM's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth all compensation awarded to, earned by, or paid for services rendered to SCM in all capacities during the years ended December 31, 1997 and 1998 for SCM's Chief Executive Officer and SCM's most highly compensated other executive officers whose salary and bonus for 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                     ------------
                                              ANNUAL COMPENSATION     SECURITIES     ALL OTHER
                                              --------------------    UNDERLYING    COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)    OPTIONS(#)        ($)
     ---------------------------       ----   ---------   --------   ------------   ------------
Robert Schneider.....................  1998    190,000     60,000       30,000         1,935(1)
  Managing Director of German          1997    190,000     75,000      120,000         1,935(1)
  subsidiary
Steven Humphreys(2)..................  1998    190,000     60,000       30,000            --
  President and Chief Executive
     Officer                           1997    190,000     75,000           --            --
Bernd Meier..........................  1998    190,000     60,000       30,000         1,935(1)
  Chief Operations Officer and         1997    190,000     75,000      120,000         1,935(1)
  Managing Director of German
  subsidiary
John Niedermaier(3)..................  1998    149,300     38,596       15,000            --
  Vice President, Finance and          1997    108,750     20,164       80,000            --
  Chief Financial Officer

---------------
(1) Represents payments of life insurance premiums.

(2) Mr. Humphreys began working at SCM in July 1996.

(3) Mr. Niedermaier began working at SCM in April 1997.

     Option Grants During 1998. The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during 1998.

                                             INDIVIDUAL GRANTS                  POTENTIAL REALIZABLE
                              -----------------------------------------------     VALUE AT ASSUMED
                                           PERCENT OF                              ANNUAL RATES OF
                              NUMBER OF      TOTAL                                   STOCK PRICE
                              SECURITIES    OPTIONS     EXERCISE                  APPRECIATION FOR
                              UNDERLYING   GRANTED TO    PRICE                     OPTION TERM(2)
                               OPTIONS     EMPLOYEES      PER      EXPIRATION   ---------------------
            NAME               GRANTED      IN 1998     SHARE($)    DATE(1)      5%($)       10%($)
            ----              ----------   ----------   --------   ----------   --------   ----------
Robert Schneider............    30,000        3.0        30.00     10/9/2008    566,000    1,434,400
Steven Humphreys............    30,000        3.0        30.00     10/9/2008    566,000    1,434,400
Bernd Meier.................    30,000        3.0        30.00     10/9/2008    566,000    1,434,400
John Niedermaier............    15,000        1.5        30.00     10/9/2008    283,000      717,200

---------------
(1) The option grants presented here vest as to 100% of the shares four years from the date of grant. Options may generally be exercised ahead of vesting, subject to a right of SCM to repurchase the unvested portion of the shares if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability prior to the shares vesting.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent SCM's estimate or projection of SCM's future Common Stock prices. The actual value realized may be greater or less than the potential realizable values set forth in the table.

     Year-End Option Values. The following table sets forth, for each of the Named Executive Officers, the year-end value of unexercised options as of December 31, 1998:

                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED      VALUE(1) OF UNEXERCISED IN-THE-
                                         OPTIONS AT YEAR-END(#):       MONEY OPTIONS AT YEAR-END($):
                NAME                   EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(2)
                ----                   ----------------------------   -------------------------------
Robert Schneider.....................         41,458/108,542               2,570,654/ 6,097,721
Steven Humphreys.....................         32,094/139,476               2,277,497/ 9,000,539
Bernd Meier..........................         41,458/108,542               2,570,654/ 6,097,721
John Niedermaier.....................         15,851/ 61,667               1,035,766/ 3,665,254

---------------
(1) Options are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of SCM, and may not be sold by an optionee until the shares vest. Options indicated as "Exercisable" are those options which were both vested and exercisable as of December 31, 1998. All other options are indicated as "Unexercisable."

(2) Market value of underlying securities at year-end minus the exercise price.

EMPLOYMENT CONTRACTS

     SCM's German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each agreement continues for an indefinite term and each party may terminate the agreement at any time with six months notice. Each executive receives an annual base salary of $190,000 and an annual bonus of up to $75,000. Furthermore, each executive is subject to a non-compete provision for a period of one year after the termination of employment.

EMPLOYEE STOCK PLANS

  1997 Stock Plan

     SCM's 1997 Stock Plan (the "1997 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The 1997 Plan was approved by the Board of Directors in March 1997, and by the stockholders in April 1997. Unless terminated sooner, the 1997 Plan will terminate automatically in March 2007. A total of 1,685,950 shares of Common Stock are currently reserved for issuance and options to purchase 1,677,350 shares have been issued pursuant to the 1997 Plan. An annual increase will be made to the 1997 Plan on each anniversary date of the adoption of the 1997 Plan, in an amount equal to the lesser of 500,000 shares, three percent of the outstanding shares on such date, or a lesser amount determined by the Board.

     The 1997 Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"), which Committee shall, in the case of options intended to qualify as "performance-based compensation" within the meaning of
Section 162(m) of the Internal Revenue Code, consist of two or more "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The Committee has the power to amend, suspend or terminate the 1997 Plan (provided that no such action may affect any share of Common Stock previously issued and sold or any option or SPR previously granted under the 1997 Plan), to determine the terms of the options and SPRs granted, including the exercise price, the number of shares subject to each or SPR option, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the Committee has the authority to prescribe, amend and rescind rules and regulations relating to the 1997 Plan. Pursuant to this authority, the Committee has approved the 1997 Stock Option Plan for French Employees (the "French Plan") in April 1997, pursuant to which stock options that qualify for preferential tax treatment under French tax law may be granted. The French Plan was approved by a vote of SCM's stockholders in July 1998.

     Options and SPRs granted under the 1997 Plan are not generally transferable by the optionee, and each option and SPR is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1997 Plan must generally be exercised within three months of the end of optionee's status as an employee or consultant of SCM, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term. In case of SPRs, unless the Committee determines otherwise, the Restricted Stock Purchase Agreement shall grant SCM a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with SCM for any reason (including death or disability). The purchase price for Shares repurchased pursuant to the Restricted Stock Purchase Agreement shall be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to SCM. The repurchase option shall lapse at a rate determined by the Committee. The exercise price of options granted under the 1997 Plan is determined by the Committee, but with respect to incentive stock options, and nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of the Common Stock on the date of grant. The term of options granted under the 1997 Plan generally may not exceed ten years.

     The 1997 Plan provides that in the event of a merger of SCM with or into another corporation, a sale of substantially all of SCM's assets or a like transaction involving SCM, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted for as described in the preceding sentence, the Optionee shall fully vest in and have the right to exercise the option or SPR as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable. If the Administrator makes an option or SPR fully vested and exercisable in the event of a merger or sale of assets, the Administrator shall notify the optionee that the option or SPR shall be fully vested and exercisable for a specified period from the date of such notice, and the option or SPR will terminate upon the expiration of such period.

  1997 Employee Stock Purchase Plan

     SCM's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in March 1997 and by the stockholders in April 1997. A total of 175,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. However, an annual increase will be made to the Purchase Plan on each anniversary date of the adoption of the Purchase Plan, in an amount equal to the lesser of 150,000 shares, one percent of the outstanding shares on such date, or a lesser amount determined by the Board. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is implemented by consecutive overlapping twenty-four month offering periods beginning on the first trading day on or after May 1 and November 1 each year, except for the first such offering period which commenced on February 1, 1998 and ends on the last trading day on or after April 30, 1999. Each offering period contains four purchase periods of approximately six months duration during which a participant may accumulate payroll deductions and purchase Common Stock. The Purchase Plan is administered by the Board of Directors or by a committee appointed by the Board. Employees are eligible to participate if they are customarily employed by SCM or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions of up to 10% of an employee's compensation (including commissions, overtime and other bonuses and incentive compensation), up to a maximum of $5,000 for each purchase period. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the applicable purchase period. Employees may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with SCM.

     Rights granted under the Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the Purchase Plan. The Purchase Plan provides that, in the event of a merger of SCM with or into another corporation or a sale of all or substantially all of SCM's assets, each participant's right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation. If the successor corporation refuses to undertake such an assumption or substitution, the Board of Directors shall shorten the offering period then in progress (so that employees' rights to purchase stock under the Purchase Plan are exercised prior to the merger or sale of assets). The Purchase Plan will terminate in 2007. The Board of Directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Purchase Plan. In 1998, 6,982 shares were purchased by participants under the Purchase Plan and 168,018 shares were available under the Purchase Plan as of December 31, 1998.

  1997 Employee Stock Purchase Plan for Non-U.S. Employees

     The 1997 Employee Stock Purchase Plan for Non-U.S. Employees (the "International Purchase Plan") was adopted by the Board of Directors in April 1997. The number of shares reserved for issuance under the International Purchase Plan equals the number of shares reserved for issuance under the Purchase Plan, but not yet issued. The terms of the International Purchase Plan are substantially similar to those of the Purchase Plan, except that employees need not be customarily employed by SCM or a participating subsidiary for at least 20 hours per week and more than five months per calendar year to participate. The International Purchase Plan is not intended to qualify under
Section 423 of the Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 1999 for: (a) each person or entity who is known by us to beneficially own five percent or more of our outstanding common stock; (b) each of our directors; (c) each of the Named Executive Officers; and (d) all of our directors and executive officers as a group.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
                  NAME OF BENEFICIAL OWNER                     NUMBER      PERCENT
                  ------------------------                    ---------    -------
TVM Techno Venture Management GmbH(2).......................    143,580      1.0
  c/o Friedrich Bornikoel
  Tolzerstrasse 12A
  82031 Grunwald Germany
Robert Schneider(3).........................................    525,402      3.7
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Bernd Meier(4)..............................................    244,637      1.7
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Steven Humphreys(5).........................................    106,570        *
John Niedermaier(6).........................................     18,333        *
Friedrich Bornikoel(7)......................................    148,163      1.1
Oystein Larsen(8)...........................................      6,667        *
Poh Chuan Ng(9).............................................      4,583        *
Andrew Vought(10)...........................................      5,583        *
All directors and executive officers as a group (8
  persons)(11)..............................................  1,059,940      7.5

---------------
  *  Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable but not necessarily vested within 60 days of April 30, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

 (2) Includes 52,081 shares held by TVM Eurotech Ltd.

 (3) Includes: (i) 13,510 shares held by Robert Schneider's wife, Ursula Schneider; and (ii) options to purchase 56,458 shares and 500 shares of common stock exercisable within 60 days of April 30, 1999 held by Robert Schneider and Ursula Schneider, respectively.

 (4) Includes: (i) 5,000 shares held by Bernd Meier's wife, Sonja Meier; (ii) options to purchase 56,458 shares and 500 shares of common stock exercisable within 60 days of April 30, 1999 held by Bernd Meier and Sonja Meier, respectively, and (iii) 35,064 shares held in trust for Nicholas Efthymiou.

 (5) Includes 74,904 shares of common stock which are subject to repurchase by SCM until vested.

 (6) Includes options to purchase 15,851 shares of common stock exercisable within 60 days of April 30, 1999.

 (7) Includes: (i) 143,580 shares held by TVM Techno Venture Management GmbH. Mr. Bornikoel is a partner of TVM Techno Venture Management GmbH. Mr. Bornikoel disclaims beneficial ownership of shares beneficially owned by such entity except to the extent of his pecuniary interest therein and (ii) options to purchase 4,583 shares of common stock exercisable within 60 days of April 30, 1999.

 (8) Includes options to purchase 6,667 shares of common stock exercisable within 60 days of April 30, 1999.

 (9) Includes options to purchase 4,583 shares of common stock exercisable within 60 days of April 30, 1999.

(10) Includes options to purchase 4,583 shares of common stock exercisable within 60 days of April 30, 1999.

(11) Includes shares and exercisable options which may be deemed to be beneficially owned by certain directors and executive officers. See Notes 3, 4, 6, 7, 8, 9, and 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, SCM and Intel entered into a three-year development and license agreement. As part of this arrangement, Intel made an equity investment of $2.0 million in SCM and, as of December 31, 1998, beneficially owned less than 1% of SCM's Common Stock.

     In May 1997, SCM and Telenor entered into a development and supply agreement. As part of this agreement, Telenor purchased 640,000 shares of Preferred Stock for approximately $5.5 million, received 34,965 additional shares of Preferred Stock in exchange for certain technology rights and received a warrant to purchase an additional 194,930 shares of Preferred Stock for $8.58 per share. As of December 31, 1998, Telenor beneficially owned less than 1% of SCM's Common Stock.

     During 1996 and 1997, SCM purchased contract manufacturing services totaling $3.3 million and $3.4 million, respectively, from ICS. Poh Chuan Ng, a director of SCM, served as Director, Business Development for ICS from September 1994 through May 1997. SCM acquired ICS in June of 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

     1. Financial Statements

        The following Consolidated Financial Statements and Report of Independent Public Accountants are incorporated by reference to page F-1 through F-24 of this Form 10-K.

        The consolidated balance sheets for the years ended December 31, 1998 and 1997, and the consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, together with the notes thereto.

        The report of KPMG LLP, independent public accountants, dated February 23, 1999.

     2. Financial Statement Schedules

        The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT                             BALANCE AT
                                                       BEGINNING OF                              END OF
                   CLASSIFICATION                         PERIOD      ADDITIONS   DEDUCTIONS     PERIOD
                   --------------                      ------------   ---------   ----------   ----------
Allowance for returns and doubtful accounts
  Year ended December 31, 1996.......................       93            172         42           223
  Year ended December 31, 1997.......................      223             54         87           190
  Year ended December 31, 1998.......................      190          2,606         --         2,796
Warranty accrual
  Year ended December 31, 1996.......................       84             19         --           103
  Year ended December 31, 1997.......................      103             40         42           101
  Year ended December 31, 1998.......................      101              5         --           106

     3. Exhibits

        EXHIBIT
        NUMBER                       DESCRIPTION OF DOCUMENT
        -------                      -----------------------
         3.1*      Fourth Amended and Restated Certificate of Incorporation.
         3.2*      Bylaws, as amended, of Registrant.
         4.1*      Form of Registrant's Common Stock Certificate.
         9.1*      Form of Director and Officer Indemnification Agreement.
         9.2*      1997 Stock Plan.
        10.1*      1997 Employee Stock Purchase Plan.
        10.4*      1997 Director Option Plan.
        10.5*      1997 Stock Option Plan for French Employees.
        10.6*      1997 Employee Stock Purchase Plan for Non-U.S. Employees.
        10.7**     Revolving Credit Loan and Security Agreement, dated
                   September 26, 1997, between Registrant and Comerica Bank.
        10.8*      Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
        10.9*      Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
        10.10*     Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
        10.11*     Lease, dated September 29, 1994, between Registrant and Los
                   Gatos Business Park.
        10.12*     Sublease Agreement, dated December 17, 1996, between
                   Intermart Systems, Inc. and Registrant.
        10.13*     Lease, dated September 30, 1994, between Registrant and
                   Olbrich Franz.
        10.14*     Amended and Restated Stockholders' Agreement, dated April
                   11, 1997, between Registrant and certain investors.
        10.15*     Form of Employment Agreement between SCM GmbH and Messrs.
                   Schneider and Meier.
        10.16*     Employment Agreement, dated May 15, 1995, between Registrant and Jean-Yves Le Roux.

        EXHIBIT
        NUMBER                       DESCRIPTION OF DOCUMENT
        -------                      -----------------------
        10.17*+    Commitment Instrument, dated August 7, 1996, among France
                   Telecom, Matra Communication, Registrant and Matra MHS.
        10.18*+    Teaming Agreement, dated October 6, 1995, between
                   Temic/Matra MHS, Matra Communication and Registrant.
        10.19*+    Development Agreement, dated March 6, 1997, between Intel
                   Corporation and Registrant.
        10.20*+    Technology Development and License Agreement, dated
                   September 27, 1996, between Registrant and Sun Microsystems,
                   Inc.
        10.21*     Cooperation Contract, dated March 25, 1996, between
                   Registrant and Stocko Metallwarenfabriken Henkels and Sohn
                   GmbH & Co.
        10.22*+    Development and Supply Agreement, dated October 9, 1996,
                   between BetaDigital Gesellschaft fur digitale Fernsehdienste
                   mbH and Registrant.
        10.23*     Framework Contract, dated December 23, 1996, between Siemens
                   Nixdorf Informationssysteme AG and Registrant.
        10.24*     B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
        10.25*     Technology Option Agreement, dated January 31, 1997, between
                   Wolfgang Neifer and Registrant.
        10.26*+    Development and Supply Agreement, dated May 15, 1997,
                   between Telenor Conax and Registrant.
        10.27*+    Manufacturer's Sales Representative Agreement, dated
                   December 8, 1994, between Registrant and AGM.
        10.28*     License Agreement, dated September 5, 1997, between the
                   Registrant and Gemplus.
        10.29*     Warrant Issuance and Common Stock Agreement, dated September
                   5, 1997, between the Registrant and Gemplus.
        10.30*     Common Stock Purchase Warrant dated September 5, 1997,
                   issued to Gemplus.
        10.31*     Common Stock Purchase Warrant dated September 5, 1997,
                   issued to Gemplus.
        10.32*     Waiver and Amendment to Amended and Restated Stockholders'
                   Agreement dated September 5, 1997.
        11.1*      Statement of computation of earnings per share.
        21.1*      Subsidiaries of the Registrant.
        23.1       Consent of KPMG LLP, Independent Certified Public
                   Accountants.
        27.1       Financial Data Schedule.

---------------
* Filed previously as an exhibit to SCM's Registration Statement on Form S-1 (SEC Registration No. 333-29073).

** Filed previously as an exhibit to SCM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See File No. 000-22689).

+ Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section Section 200.80(b)(4),
   200.83 and 230.46.

     (b) Reports on Form 8-K

        (i) On November 18, 1998, SCM filed a Form 8-K reporting the closing of its acquisition of Shuttle Technology Group Limited.

        (ii) On August 12, 1998, SCM filed a Form 8-K/A amending the financial statements of its Form 8-K filed on June 3, 1998.

        (iii) On June 18, 1998, SCM filed a Form 8-K reporting the closing of its acquisition of Intellicard Systems Pte. Ltd.

        (iv) On June 3, 1998, SCM filed a Form 8-K reporting the closing of its acquisition of Intermart Systems, K.K.

     (c) See response to Item 14(a)(3) above.

     (d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant

                                          SCM MICROSYSTEMS, INC.

March 31, 1999                            By:     /s/ STEVEN HUMPHREYS
                                            ------------------------------------
                                                      Steven Humphreys
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                            CAPACITY IN WHICH SIGNED           DATE
                     ---------                            ------------------------      --------------
               /s/ ROBERT SCHNEIDER                         Chairman of the Board       March 31, 1999
---------------------------------------------------
                 Robert Schneider

               /s/ STEVEN HUMPHREYS                     President and Chief Executive   March 31, 1999
---------------------------------------------------     Officer (Principal Executive
                 Steven Humphreys                           Officer) and Director

               /s/ JOHN NIEDERMAIER                      Vice President, Finance and    March 31, 1999
---------------------------------------------------        Chief Financial Officer
                 John Niedermaier                         (Principal Financial and
                                                             Accounting Officer)

                  /s/ BERND MEIER                       Chief Operations Officer and    March 31, 1999
---------------------------------------------------               Director
                    Bernd Meier

              /s/ FRIEDRICH BORNIKOEL                             Director              March 31, 1999
---------------------------------------------------
                Friedrich Bornikoel

                /s/ OYSTEIN LARSEN                                Director              March 31, 1999
---------------------------------------------------
                  Oystein Larsen

                 /s/ POH CHUAN NG                                 Director              March 31, 1999
---------------------------------------------------
                   Poh Chuan Ng

                 /s/ ANDREW VOUGHT                                Director              March 31, 1999
---------------------------------------------------
                   Andrew Vought

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the years ended December 31, 1998, 1997
  and 1996..................................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SCM Microsystems, Inc.:

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/  KPMG LLP

Mountain View, California
February 23, 1999

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................    $ 47,177       $25,737
  Short-term investments....................................      82,741        30,336
  Accounts receivable, less allowance of $2,796 and $190 as
     of December 31, 1998 and 1997, respectively............      25,535        11,157
  Inventories...............................................      12,159         5,001
  Deferred income taxes.....................................       1,996            --
  Prepaid expenses..........................................       1,883           551
                                                                --------       -------
          Total current assets..............................     171,491        72,782
Property and equipment, net.................................       4,063         1,671
Intangible assets, net......................................       4,847         1,149
Other assets................................................       2,919            --
                                                                --------       -------
                                                                $183,320       $75,602
                                                                ========       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and other current debt.....................    $     --       $   802
  Accounts payable..........................................      15,046         6,168
  Accrued payroll and related expenses......................         950           796
  Other accrued expenses....................................       3,991         1,509
  Income taxes payable......................................       4,554         1,144
                                                                --------       -------
          Total current liabilities.........................      24,541        10,419
                                                                --------       -------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock -- Series A, $0.001 par value;
     10,000,000 shares authorized; no shares issued and
     outstanding as of December 31, 1998 and 1997...........          --            --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized as of December 31, 1998 and 1997; 14,006,477
     and 11,502,953 shares issued and outstanding as of
     December 31, 1998 and 1997, respectively...............          14            12
  Additional paid-in capital................................     168,897        72,027
  Deferred stock compensation...............................         (72)         (125)
  Accumulated deficit.......................................     (11,198)       (6,225)
  Other cumulative comprehensive income (loss)..............       1,138          (506)
                                                                --------       -------
          Total stockholders' equity........................     158,779        65,183
                                                                --------       -------
                                                                $183,320       $75,602
                                                                ========       =======

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $85,009       $46,423       $30,152
Cost of sales...............................................    57,148        30,213        21,030
                                                               -------       -------       -------
          Gross profit......................................    27,861        16,210         9,122
                                                               -------       -------       -------
Operating expenses:
  Research and development..................................     6,356         4,501         3,196
  Sales and marketing.......................................     8,904         5,923         4,459
  General and administrative................................     9,288         3,872         2,375
  In-process research and development.......................     3,101            --            --
  Accelerated amortization of goodwill......................     5,211            --            --
  Other acquisition-related charges.........................     3,153            --            --
                                                               -------       -------       -------
          Total operating expenses..........................    36,013        14,296        10,030
                                                               -------       -------       -------
          Loss from operations..............................    (8,152)        1,914          (908)
Interest income (expense), net..............................     5,832           815          (309)
Foreign currency transaction gains..........................       192           688           288
                                                               -------       -------       -------
          Income (loss) before income taxes.................    (2,128)        3,417          (929)
Provision for income taxes..................................     2,845         1,068            19
                                                               -------       -------       -------
          Net income (loss).................................    (4,973)        2,349          (948)
Accretion on redeemable convertible preferred stock.........        --          (802)         (287)
                                                               -------       -------       -------
          Net income (loss) applicable to common
            stockholders....................................   $(4,973)      $ 1,547       $(1,235)
                                                               =======       =======       =======
Basic net income (loss) per share...........................   $ (0.38)      $  0.35       $ (0.67)
                                                               =======       =======       =======
Diluted net income (loss) per share.........................   $ (0.38)      $  0.28       $ (0.67)
                                                               =======       =======       =======
Shares used to compute basic net income (loss) per share....    13,253         4,394         1,838
                                                               =======       =======       =======
Shares used to compute diluted net income (loss) per
  share.....................................................    13,253         5,614         1,838
                                                               =======       =======       =======

Comprehensive income (loss):
  Net income (loss).........................................   $(4,973)      $ 2,349       $  (948)
  Other comprehensive income (loss) -- foreign currency
     translation adjustment, net of related taxes (benefit)
     of $548, ($170) and $0 in 1998, 1997 and 1996,
     respectively...........................................     1,644          (379)           23
                                                               -------       -------       -------
     Comprehensive income (loss)............................   $(3,329)      $ 1,970       $  (925)
                                                               =======       =======       =======

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          CONVERTIBLE
                                           PREFERRED
                                       STOCK -- SERIES A      COMMON STOCK       ADDITIONAL     DEFERRED
                                       -----------------   -------------------    PAID-IN        STOCK       ACCUMULATED
                                        SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                       --------   ------   ----------   ------   ----------   ------------   -----------
BALANCES AS OF DECEMBER 31, 1995.....   854,038    $ 1      1,837,656    $ 2      $  2,315       $  --        $ (6,537)
 Deferred compensation related to
   grants of restricted stock........               --             --                  377        (377)             --
 Amortization of deferred stock
   compensation......................        --     --             --     --            --         153              --
 Foreign currency translation
   adjustment........................        --     --             --     --            --          --              --
 Net loss............................        --     --             --     --            --          --            (948)
 Accretion on redeemable convertible
   preferred stock, Series B.........        --     --             --     --            --          --            (287)
                                       --------    ---     ----------    ---      --------       -----        --------
BALANCES AS OF DECEMBER 31, 1996.....   854,038      1      1,837,656      2         2,692        (224)         (7,772)
 Issuance of common stock upon
   exercise of options and
   warrants..........................        --     --        680,531      1            63          --              --
 Deferred compensation related to
   grants of stock options...........        --     --             --                  175        (175)             --
 Common stock warrants issued in
   settlement of patent claim........        --     --             --                  453          --              --
 Sale of common stock, net of
   issuance costs....................        --     --      3,955,500      4        45,361          --              --
 Issuance of common stock in exchange
   for the net assets of business
   acquired..........................        --     --        230,733     --         1,640          --              --
 Conversion of convertible preferred
   stock, Series A, to common
   stock.............................  (854,038)    (1)       854,038      1            --          --              --
 Conversion of redeemable convertible
   preferred stock, Series B through
   F, to common stock................        --     --      3,944,495      4        21,643          --              --
 Amortization of deferred stock
   compensation......................               --             --     --            --         274              --
 Foreign currency translation
   adjustment........................        --     --             --     --            --          --              --
 Net income..........................        --     --             --     --            --          --           2,349
 Accretion on redeemable convertible
   preferred stock, Series B through
   F.................................               --             --     --            --          --            (802)
                                       --------    ---     ----------    ---      --------       -----        --------
BALANCES AS OF DECEMBER 31, 1997.....               --     11,502,953     12        72,027        (125)         (6,225)
 Issuance of common stock upon
   exercise of options and
   warrants..........................               --        938,806      1         6,859          --              --
 Sale of common stock, net of
   issuance costs....................        --             1,450,000      1        83,066          --              --
 Issuance of common stock under
   Employee Stock Purchase Plan......        --     --          6,982     --           204          --              --
 Issuance of common stock in exchange
   for the net assets of business
   acquired..........................        --     --        107,736     --         5,976          --              --
 Tax benefits resulting from
   disqualifying dispositions of
   stock options.....................        --                    --                  765          --              --
 Amortization of deferred stock
   compensation......................        --                    --                   --          53              --
 Foreign currency translation
   adjustment........................        --     --             --     --            --          --              --
 Net loss............................        --     --             --     --            --          --          (4,973)
                                       --------    ---     ----------    ---      --------       -----        --------
BALANCES AS OF DECEMBER 31, 1998.....        --    $--     14,006,477    $14      $168,897       $ (72)       $(11,198)
                                       ========    ===     ==========    ===      ========       =====        ========

                                           OTHER
                                        CUMULATIVE
                                       COMPREHENSIVE        TOTAL
                                          INCOME        STOCKHOLDERS'
                                          (LOSS)       EQUITY (DEFICIT)
                                       -------------   ----------------
BALANCES AS OF DECEMBER 31, 1995.....     $ (150)          $ (4,369)
 Deferred compensation related to
   grants of restricted stock........         --                 --
 Amortization of deferred stock
   compensation......................         --                153
 Foreign currency translation
   adjustment........................         23                 23
 Net loss............................         --               (948)
 Accretion on redeemable convertible
   preferred stock, Series B.........         --               (287)
                                          ------           --------
BALANCES AS OF DECEMBER 31, 1996.....       (127)            (5,428)
 Issuance of common stock upon
   exercise of options and
   warrants..........................         --                 64
 Deferred compensation related to
   grants of stock options...........         --
 Common stock warrants issued in
   settlement of patent claim........         --                453
 Sale of common stock, net of
   issuance costs....................         --             45,365
 Issuance of common stock in exchange
   for the net assets of business
   acquired..........................         --              1,640
 Conversion of convertible preferred
   stock, Series A, to common
   stock.............................         --
 Conversion of redeemable convertible
   preferred stock, Series B through
   F, to common stock................         --             21,647
 Amortization of deferred stock
   compensation......................         --                274
 Foreign currency translation
   adjustment........................       (379)              (379)
 Net income..........................         --              2,349
 Accretion on redeemable convertible
   preferred stock, Series B through
   F.................................         --               (802)
                                          ------           --------
BALANCES AS OF DECEMBER 31, 1997.....       (506)            65,183
 Issuance of common stock upon
   exercise of options and
   warrants..........................         --              6,860
 Sale of common stock, net of
   issuance costs....................         --             83,067
 Issuance of common stock under
   Employee Stock Purchase Plan......         --                204
 Issuance of common stock in exchange
   for the net assets of business
   acquired..........................         --              5,976
 Tax benefits resulting from
   disqualifying dispositions of
   stock options.....................         --                765
 Amortization of deferred stock
   compensation......................         --                 53
 Foreign currency translation
   adjustment........................      1,644              1,644
 Net loss............................         --             (4,973)
                                          ------           --------
BALANCES AS OF DECEMBER 31, 1998.....     $1,138           $158,779
                                          ======           ========

          See accompanying notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998         1997       1996
                                                              ---------    --------    -------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  (4,973)   $  2,349    $  (948)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Deferred income taxes.................................     (1,231)         --         --
      Depreciation and amortization.........................      7,831         660        511
      Charge off of in-process research and development.....      3,101          --         --
      Amortization of deferred stock compensation...........         53         274        153
      Change in allowance for doubtful accounts
         receivable.........................................      2,606         (33)       130
      Noncash charges from issuance of warrants.............         --         453         --
      Changes in operating assets and liabilities:
         Accounts receivable................................    (11,664)     (3,718)    (1,627)
         Inventories........................................     (5,070)     (1,615)      (227)
         Prepaid expenses...................................       (887)        (93)      (605)
         Accounts payable...................................      4,565       1,495        623
         Accrued expenses...................................      1,815         765        191
         Income taxes payable...............................      3,395       1,015         31
                                                              ---------    --------    -------
           Net cash provided by (used in) operating
             activities.....................................       (459)      1,552     (1,768)
                                                              ---------    --------    -------
Cash flows from investing activities:
  Capital expenditures......................................     (2,985)       (973)      (883)
  Businesses acquired, net of cash received.................     (9,875)         --         --
  Proceeds from short-term investments......................     61,779          --         --
  Purchases of short-term investments.......................   (114,184)    (30,336)        --
  Purchase of convertible note..............................     (2,500)         --         --
                                                              ---------    --------    -------
           Net cash used in investing activities............    (67,765)    (31,309)      (883)
                                                              ---------    --------    -------
Cash flows from financing activities:
  Proceeds from notes payable...............................         --         380      5,057
  Payments on line of credit and other current debt.........       (770)     (4,330)    (1,531)
  Proceeds from issuance of equity, net.....................     90,131      45,424         --
  Proceeds from issuance of redeemable convertible preferred
    stock, net..............................................         --      11,437         --
  Proceeds from line of credit..............................         --         523      1,117
                                                              ---------    --------    -------
           Net cash provided by financing activities........     89,361      53,434      4,643
                                                              ---------    --------    -------
Effect of exchange rates on cash and cash equivalents.......        303        (606)      (262)
                                                              ---------    --------    -------
Net increase in cash and cash equivalents...................     21,440      23,071      1,730
Cash and cash equivalents at beginning of year..............     25,737       2,666        936
                                                              ---------    --------    -------
Cash and cash equivalents at end of year....................  $  47,177    $ 25,737    $ 2,666
                                                              =========    ========    =======
Supplemental disclosures of cash flow information:
  Cash paid for income taxes................................  $     601    $     --    $    --
                                                              =========    ========    =======
  Cash paid for interest....................................  $     113    $    161    $   321
                                                              =========    ========    =======
  Noncash investing and financing activities:
    Businesses acquired for common stock....................  $   5,976    $     --    $    --
                                                              =========    ========    =======
    Tax benefits from employee stock transactions...........  $     765    $     --    $    --
                                                              =========    ========    =======
    Accretion on redeemable convertible preferred stock.....  $      --    $    802    $   287
                                                              =========    ========    =======
    Conversion of related party and nonrelated party debt
      into redeemable convertible preferred stock...........  $      --    $  4,330    $    --
                                                              =========    ========    =======
    Conversion of convertible preferred stock and redeemable
      convertible preferred stock into common stock.........  $      --    $ 23,269    $    --
                                                              =========    ========    =======

   See accompanying notes to supplemental consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     SCM Microsystems (the Company or SCM) designs, develops and sells products used to control access to computers, networks and digital television broadcasts, conduct secure electronic commerce, and exchange digital information from devices such as digital cameras and audio recorders. The Company's target customers are manufacturers in the computer, telecommunications and digital television industries. The Company sells and licenses its products through a direct sales and marketing organization, primarily to original equipment manufacturers (OEMs), and also through distributors, value-added resellers and system integrators worldwide. The Company maintains its U.S. headquarters in California and maintains its international headquarters in Germany.

Reincorporation

     From inception in 1990 until December 1996, the Company was incorporated in Germany. During 1993, the Company formed a U.S. subsidiary which is incorporated in Delaware.

     In December 1996, the Company incorporated a holding company in the state of Delaware and entered into a stock exchange agreement with the stockholders of the German corporation. The Board of Directors approved an exchange of one share in the German corporation for 6.4021 shares in the new Delaware corporation. The Certificate of Incorporation of the Delaware corporation authorizes 19,000,000 shares of common stock at $0.001 par value per share and 6,000,000 shares of preferred stock at $0.001 par value per share. The authorized number of shares of common and preferred stock was subsequently increased to 40,000,000 shares and 10,000,000 shares, respectively (see Note 6). The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation and stock split.

Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisitions

     On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. (Shuttle), a privately held company based in England, in exchange for all of the outstanding share capital of Shuttle. The merger has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle.

     Also in 1998, the Company made two business acquisitions which were accounted for under the purchase method of accounting. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' tangible and identifiable intangible assets and liabilities based upon their fair market values at the date of acquisition, with any residual being treated as goodwill.

Intangible Assets

     Intangible assets include workforce in place, noncompete agreements and goodwill associated with acquisitions accounted for under the purchase method. Such amounts are being amortized using the straight-line method over the useful lives of the related assets, from five to seven years.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

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

Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Short-term investments are classified as "available-for-sale" and are stated at amortized cost which approximates fair value, with unrealized gains or losses reported as a separate component of stockholders' equity (deficit). To date, unrealized gains and losses have not been material.

Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments and accounts receivable, approximates their fair market value due to the short maturities of these instruments. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company's cash, cash equivalents, and short-term investments are held by five major financial institutions.

     The Company sells its products to a diversified group of customers which are typically large computer OEMs located mainly in the United States, Europe, Japan and Southeast Asia. The Company extends credit based on an evaluation of each customer's financial condition and generally requires no collateral from its customers. Credit losses, if any, have been provided for in the consolidated financial statements and have been within management's expectation.

Inventories

     Inventories are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the lesser of the useful lives of the respective assets or the lease term, generally three to seven years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company evaluates its long-lived assets (including goodwill) and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used (including goodwill) is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 1998, the Company recorded a charge of $5,211,000 relating to the accelerated amortization of goodwill recorded on the acquisitions of Intermart Systems K.K. (Intermart) and Memory Technology Ltd. (Memory) (see Note 2).

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

Revenue Recognition

     Revenue from product sales is recognized upon product shipment. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method.

Stock-Based Compensation

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28.

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

Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local foreign currency. The Company translates the assets and liabilities of its foreign subsidiaries to U.S. dollars at the rates of exchange in effect at the end of the year. Net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are included in other cumulative comprehensive income (loss) in the accompanying consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in income.

Earnings (Loss) Per Share

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). In accordance with SFAS No. 128, basic EPS is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and, when dilutive, common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

shares use in the computation of basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996 (in thousands except for per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998       1997      1996
                                                         -------    ------    -------
BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) applicable to common
     stockholders......................................  $(4,973)   $1,547    $(1,235)
                                                         =======    ======    =======
  Basic net income (loss) per share....................  $ (0.38)   $ 0.35    $ (0.67)
                                                         =======    ======    =======
  Weighted average common shares outstanding...........   13,253     4,394      1,838
                                                         =======    ======    =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) applicable to common
     stockholders......................................  $(4.973)   $1,547    $(1,235)
                                                         =======    ======    =======
  Diluted net income (loss) per share..................  $ (0.38)   $ 0.28    $ (0.67)
                                                         =======    ======    =======
SHARES USED:
  Weighted average common shares outstanding...........   13,253     4,394      1,838
  Series A convertible preferred stock.................       --       655         --
  Stock options outstanding............................       --       424         --
  Stock warrants outstanding...........................       --       141         --
                                                         -------    ------    -------
                                                          13,253     5,614      1,838
                                                         =======    ======    =======

     Excluded from the computation of diluted EPS for the year ended December 31, 1998 are common equivalent shares resulting from the effect of 1,496,068 and 16,731 shares issuable under stock options and warrants, respectively, using the treasury stock method, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $21.23 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 1997 are the common equivalent shares resulting from the assumed conversion of the redeemable convertible preferred stock, because their effects were antidilutive prior to their conversion into common stock on October 7, 1997. Excluded from the computation of diluted EPS for the year ended December 31, 1996 are common equivalent shares resulting from the effect of 940,098 shares issuable under stock options using the treasury stock method, because their inclusion would be antidilutive. Such options had an average exercise price of $0.10 per share.

Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

will be effective for all annual and interim periods beginning after December 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position of the Company.

NOTE 2. BUSINESS COMBINATIONS

  Intermart and ICS

     In the second quarter of 1998, the Company acquired all of the outstanding capital stock Intermart and Intellicard Systems Pte. Ltd. (ICS). A summary of the purchase price for the acquisitions is as follows (in thousands):

Cash...............................................  $19,751
Common stock.......................................    5,976
Direct acquisition costs...........................      433
                                                     -------
          Total....................................  $26,160
                                                     =======

     The acquisitions of Intermart and ICS were accounted for pursuant to the purchase method of accounting. At the time of the respective acquisitions, the aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions. At that time, goodwill for the acquisitions approximated $7.4 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired. During the fourth quarter of 1998, the Company's management revised the amount of purchase price allocated to in-process research and development relating to the acquisition of Intermart in order to reflect the recently announced views of the Securities and Exchange Commission regarding the measurement of in-process research and development. As a result, the Company restated its quarterly consolidated financial statements for the quarters ended June 30, 1998 and September 30, 1998 to reflect this revision. The effect of this restatement increased net income in the June quarter by $2,804,000, or $0.22 per share, and decreased net income in the September quarter by $108,000, or $0.01 per share.

     A summary of the original and restated allocations of the purchase price is as follows (in thousands):

                                                    INTERMART/ICS    INTERMART/ICS
                                                    -------------    -------------
                                                    (ORIGINAL)        (RESTATED)
In-process research and development...............     $ 5,941          $ 3,101
Cash acquired.....................................       9,876            9,876
Other net assets acquired.........................       2,980            2,980
Goodwill..........................................       7,363           10,203
                                                       -------          -------
          Total...................................     $26,160          $26,160
                                                       =======          =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the years ended December 31, 1998 and 1997, as if each company had been acquired as of the beginning of the periods presented. The table includes the impact of certain adjustments including the elimination of the nonrecurring charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenues....................................................  $89,263    $53,932
Net income (loss)...........................................  $  (526)   $ 1,096
Net income (loss) per share:
  Basic.....................................................  $ (0.04)   $  0.24
  Diluted...................................................  $ (0.04)   $  0.19
Shares used in per share computations:
  Basic.....................................................   13,360      4,501
  Diluted...................................................   13,360      5,721

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Shuttle

     In connection with the merger with Shuttle, in the fourth quarter the Company recorded nonrecurring charges totaling $9,683,000, which consisted of the following (in thousands):

                                                           INCURRED    ACCRUED    TOTAL
                                                           --------    -------    ------
Legal, accounting, regulatory and other due diligence
  costs..................................................   $1,656      $597      $2,253
Severance costs relating to five redundant personnel.....       23        --          23
Costs relating to closure of redundant facilities........       --       160         160
Costs relating to elimination of redundant equipment.....      136        --         136
Lower of cost or market reserves on redundant product
  lines..................................................    1,900        --       1,900
Accelerated amortization of goodwill resulting from
  product line redundancies..............................    5,211        --       5,211
                                                            ------      ----      ------
                                                            $8,926      $757      $9,683
                                                            ======      ====      ======

     Of these amounts, the $1,900,000 charge relating to inventory was included in costs of revenues and the remainder was included in operating expenses. The Company incurred a charge of $5,211,000 for accelerated amortization of goodwill resulting from the impairment of goodwill relating to the Intermart and Memory acquisitions. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses, and that a significant portion of the Intermart products were redundant to lower cost products provided by Shuttle. As a result, the Company evaluated the prospects for the Memory and Intermart products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $5,211,000 was written off.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     As separate companies, total revenues and net income for the individual entities were as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Total revenue:
  SCM.........................................  $64,755    $27,769    $21,520
  Shuttle.....................................   20,254     18,654      8,632
                                                -------    -------    -------
                                                $85,009    $46,423    $30,152
                                                =======    =======    =======
Total net income (loss):
  SCM.........................................  $(4,424)   $   301    $(1,397)
  Shuttle.....................................     (549)     1,246        162
                                                -------    -------    -------
                                                $(4,973)   $ 1,547    $(1,235)
                                                =======    =======    =======

Memory Technology Limited

     In December 1997, Shuttle acquired all of the outstanding share capital of Memory in exchange for 82,810 shares of Shuttle's capital stock (230,733 shares of the Company's common stock on a post-converted basis). The transaction has been accounted for under the purchase method of accounting. The fair value of consideration tendered exceeded the fair value of net assets acquired by $1,149,000 and was attributed to goodwill. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses. Pro forma information giving effect to the acquisition of Memory has not been presented as pro forma results would not have differed materially from the Company's consolidated results of operations.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The fair value of investments included in cash equivalents and short-term investments as of December 31, 1998 and 1997 were as follows (in thousands):

                                                            1998       1997
                                                          --------    -------
Corporate Bonds                                           $ 33,885    $ 4,002
Money Market Funds                                          19,076         --
Commercial Paper                                            17,175     31,244
Corporate Notes                                             15,450      2,611
Certificates of Deposit                                     12,952      8,699
Treasury Notes                                               7,478        900
Market Auction Preferreds                                    7,119         --
Municipal Obligations                                        4,029         --
Auction Rates                                                3,009         --
U.S. Government Agencies                                       507      2,899
                                                          --------    -------
                                                          $120,680    $50,355
                                                          ========    =======
Amounts included in:
  Cash and cash equivalents                               $ 37,939    $20,019
  Short-term investments                                    82,741     30,336
                                                          --------    -------
                                                          $120,680    $50,355
                                                          ========    =======

     The contractual maturities of available-for-sale debt securities, regardless of their balance sheet classification as of December 31, 1998, were as follows (in thousands):

                                                            1998       1997
                                                           -------    -------
Due within one year......................................  $55,450    $28,937
Due after one year through two years.....................   27,291      1,399
                                                           -------    -------
                                                           $82,741    $30,336
                                                           =======    =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 4. BALANCE SHEET COMPONENTS

     A summary of consolidated balance sheet components is as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1997
                                                            -------    ------
Inventories:
  Raw materials...........................................  $ 6,764    $2,669
  Finished goods..........................................    5,395     2,332
                                                            -------    ------
                                                            $12,159    $5,001
                                                            =======    ======
Property and equipment:
  Land....................................................  $   139    $   --
  Furniture, fixtures, and office equipment...............    5,544     2,500
  Automobiles.............................................      290        90
  Purchased software......................................    1,566       366
                                                            -------    ------
                                                              7,539     2,956
Less accumulated depreciation.............................    3,476     1,285
                                                            -------    ------
Property and equipment, net...............................  $ 4,063    $1,671
                                                            =======    ======

NOTE 5. LINE OF CREDIT AND OTHER DEBT

     Line of credit and other current debt consisted of the following (in thousands):

                                                DECEMBER 31,
                                                ------------
                                                1998    1997
                                                ----    ----
Notes payable to banks........................  $ --    $  9
Line of credit................................    --     779
Other.........................................    --      14
                                                ----    ----
                                                $ --    $802
                                                ====    ====

Nonconvertible Loans

     In October 1993, the Company's German subsidiary entered into a Deutsche Mark (DM) 1,000,000 loan agreement, bearing interest at 5% per annum, expiring on December 31, 2003. In June 1995, the Company entered into an additional DM 3,000,000 loan agreement with the same party, bearing interest at 6% per annum, expiring on December 31, 2005. Under this second agreement, DM 2,000,000 was drawn in June 1995, and the remaining DM 1,000,000 was drawn on April 2, 1996. The terms of these agreements also provided the lender with the option to request an additional compensation of 25% of the then outstanding loan amount after the fifth year of each of the respective agreements or upon early termination of the loans by the Company.

     In May 1997, the Company and the lender resolved the additional compensation arrangement in exchange for a warrant to purchase 138,000 shares of the Company's common stock at a price of $5.72 per share. The fair value of these warrants was not significant. In November 1997, the Company repaid the outstanding balance of these loans and, in December 1997, the lender exercised the warrants pursuant to which it received 107,199 shares of the Company's common stock, net of the exercise price of the warrants.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

Lines of Credit

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3,000,000 (approximately $1,700,000 as of December 31, 1998). One of the German lines expires September 30, 1999 and the other German line has no expiration date. The German lines of credit bear interest at rates ranging from 8.0% to 8.75%, and borrowings under these lines of credit are unsecured. In the United States, the Company has a $3,000,000 line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (7.75% as of December 31, 1998), and expires in May 1999. In addition, the Company has a L1,500,000 (approximately $2,500,000 as of December 31, 1998) overdraft facility with a bank in the United Kingdom expiring on May 31, 1999. The U.K. facility bears interest at 2% above the U.K. base rate (6.25% as of December 31, 1998) and is secured by the assets of the U.K. subsidiary. There were no amounts outstanding under any of these credit facilities as of December 31, 1998, and there was $779,000 outstanding under the U.K. credit facility as of December 31, 1997.

Convertible Notes Payable, Series B

     In August 1994, certain stockholders advanced the Company loans totaling $2,059,000. In June 1995, these loans and accrued interest of approximately $242,000 were converted into Series B preferred stock. Under terms of the Series B preferred stock agreement, all outstanding shares of Series B preferred stock were converted into common stock on a one-for-one basis at the time of the Company's initial public offering (the IPO) in October 1997.

Convertible Notes Payable, Series C

     In February 1996, the Company's German subsidiary entered into a loan agreement for DM 4,009,000. The loan required interest of 4% per annum and was convertible into 653,642 shares of the Company's Series C preferred stock. The outstanding balance of this loan as of December 31, 1996, was $1,959,000 payable to third parties and $627,000 payable to stockholders. In accordance with the provisions of the loan agreement, the loan was converted into 653,642 shares of the Company's Series C preferred stock in March 1997. Under terms of the Series C preferred stock agreement, all outstanding shares of Series C preferred stock were converted into common stock on a one-for-one basis at the time of the Company's IPO.

Convertible Notes Payable, Series D

     In December 1996, the Company's German subsidiary entered into a loan agreement for a total of DM 3,179,000 with stockholders of which DM 2,564,000 was tendered as of December 31, 1996. The loan required no interest and was convertible into 377,580 shares of Series D preferred stock. The outstanding balance of this loan as of December 31, 1996, was $1,654,000. Under terms of the Series D preferred stock agreement, all outstanding shares of Series D preferred stock were converted into common stock on a one-for-one basis at the time of the Company's IPO. In connection with this loan agreement, the Company issued 22,652 warrants to purchase Series D preferred stock at $5.72 per share. The fair value of these warrants was not significant.

NOTE 6. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     As of December 31, 1996, the Company was authorized to issue 6,000,000 shares of convertible preferred stock, with a par value of $0.001. The Company had designated 854,038 shares as convertible Series A and 1,211,914 shares as convertible Series B.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     In March 1997, the Company issued 388,284 shares of Series D redeemable convertible preferred stock for proceeds of $2,221,000 and 463,285 shares of Series E redeemable convertible preferred stock for proceeds of $2,650,000. In April 1997, the Company issued 849,790 shares of Series F redeemable convertible preferred stock for proceeds of $6,991,199.

     In conjunction with the designation of Series F preferred stock, the Company approved an increase to the authorized number of shares of common stock and preferred stock to 40,000,000 shares and 10,000,000 shares, respectively.

     Each share of Series A, B, C, D, E and F convertible preferred stock outstanding was converted into one share of common stock upon the completion of the Company's IPO. The holders of Series A, B, C, D, E and F convertible preferred stock had voting rights equal to common stock on an "as if converted" basis.

     In connection with the issuance of Series D redeemable convertible preferred stock, the Company issued 28,539 warrants to purchase Series D preferred stock at $5.72 per share to a stockholder. The fair value of these warrants was not significant.

Stock Options

     In October 1995, the Company authorized issuance of options to acquire 376,443 shares of the Company's common stock. The options generally vest over a 4-year period, 25% vesting on the first anniversary date of the employee's date of employment and 1/48 vesting each additional full month thereafter, and are exercisable for a term of 10 years after issuance. During July 1996, the number of shares authorized to be issued pursuant to the exercise of options was increased to 1,030,097 shares.

Employee Stock Plans

1997 Stock Plan

     In April 1997, the Company's stockholders approved the 1997 Stock Plan (the 1997 Plan) under which employees and consultants may be granted incentive or nonqualified stock options for the purchase of the Company's common stock and stock purchase rights. Options granted under the 1997 Plan generally vest over a 4-year period, 25% vesting on the first anniversary date of the date of grant and 1/48 vesting each additional month thereafter, and are generally exercisable for a term of 10 years after issuance. Unless terminated sooner, the 1997 Plan will terminate automatically in 2007. A total of 1,000,000 shares of common stock are currently reserved for issuance pursuant to the exercise of options granted under the 1997 Plan.

1997 Director Option Plan

     In April 1997, the Company's stockholders approved the 1997 Director Option Plan (the Director Plan). A total of 50,000 shares of common stock has been reserved for issuance pursuant to the exercise of options granted under the Director Plan. Each outside director of the Company will automatically be granted an option to purchase up to 10,000 shares of common stock upon their initial election as a Director, and will automatically be granted annual subsequent options to purchase additional shares of common stock under the Director Plan. The price of stock purchased under the Director Plan is 100% of the fair market value of the common stock as of the grant date.

1997 Employee Stock Purchase Plan

     In April 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the Purchase Plan) which authorizes the issuance of up to 175,000 shares of the Company's common stock. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 1998, a total of 6,982 shares were purchased under the Purchase Plan at a price of $29.325 per share. As of December 31, 1998, 168,018 shares were available under the Purchase Plan for future issuance.

     Stock option activity during the periods indicated is as follows:

                                                                   OUTSTANDING OPTIONS
                                                               ---------------------------
                                                   SHARES                      WEIGHTED
                                                  AVAILABLE     NUMBER         AVERAGE
                                                  FOR GRANT    OF SHARES    EXERCISE PRICE
                                                  ---------    ---------    --------------
BALANCES AS OF JANUARY 1, 1996..................     94,757      288,067        $ 0.11
  Shares reserved...............................    653,654           --            --
  Options granted...............................   (733,657)     733,657          0.10
  Options canceled..............................     81,626      (81,626)         0.10
                                                  ---------    ---------
BALANCES AS OF DECEMBER 31, 1996................     96,380      940,098          0.10
  Shares reserved...............................     33,436           --            --
  Shares assumed under 1997 stock plans.........    (96,380)          --            --
  Shares reserved under 1997 stock plans........  1,050,000           --            --
  Options granted...............................   (872,936)     872,936          8.96
  Options canceled..............................         --      (43,700)         0.10
  Options exercised.............................         --     (573,332)         0.10
                                                  ---------    ---------
BALANCES AS OF DECEMBER 31, 1997................    210,500    1,196,002          6.58
  Shares reserved...............................    771,521           --            --
  Options granted...............................   (988,421)     988,421         33.83
  Options canceled..............................    182,275     (182,275)        44.41
  Options exercised.............................         --     (506,080)         2.85
                                                  ---------    ---------
BALANCES AS OF DECEMBER 31, 1998................    175,875    1,496,068         21.23
                                                  =========    =========

     The following table summarizes information about options outstanding as of December 31, 1998:

                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
-------------------------------------------------------------    -------------------
                                   WEIGHTED-
                                    AVERAGE         WEIGHTED-               WEIGHTED
                                   REMAINING         AVERAGE                AVERAGE
   RANGE OF                     CONTRACTUAL LIFE    EXERCISE                EXERCISE
EXERCISE PRICES     NUMBER          (YEARS)           PRICE      NUMBER      PRICE
---------------    ---------    ----------------    ---------    -------    --------
         $0.10         2,667          7.81            $0.10        2,667     $0.10
          5.72        67,518          8.26             5.72       20,851      5.72
  8.10 -  9.50       514,762          8.55             9.01      130,179      9.17
 13.00 - 17.84       120,171          9.03            16.45       10,092     13.00
 25.06 - 30.00       745,950          9.76            29.95        2,000     25.06
 48.81 - 65.56        45,000          9.73            54.73        6,250     65.56
                   ---------                                     -------
  0.10 - 65.56     1,496,068          9.21            21.26      172,039     11.07
                   =========                                     =======

     The Company uses the intrinsic value-based method to account for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements because the exercise price of the stock options equals or exceeds the fair value of the underlying common stock at the date of grant, except with respect to the options and restricted stock granted in July and October 1996. The Company has recorded deferred stock compensation of $377,000 for the difference at the grant date between the exercise price and the fair value, as determined by an independent

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

valuation, of the restricted stock and the common stock underlying the options. This amount is being amortized on the straight-line basis over the vesting period of the individual options and restricted stock, generally four years. For the years ended December 31, 1998, 1997 and 1996, the Company expensed approximately $53,000, $274,000 and $153,000, respectively, of the deferred stock compensation reflecting the commencement of vesting from the date of employment. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) applicable to common stockholders would have been changed to the pro forma amounts indicated below (in thousands):

                                                          1998       1997      1996
                                                         -------    ------    -------
Net income (loss) applicable to common stockholders:
  As reported..........................................  $(4,973)   $1,547    $(1,235)
  Pro forma............................................   (7,529)      947     (1,235)
Net income (loss) per share:
  As reported:
     Basic.............................................  $ (0.38)   $ 0.35    $ (0.67)
     Diluted...........................................    (0.38)     0.28      (0.67)
  Pro forma:
     Basic.............................................  $ (0.57)   $ 0.22    $ (0.67)
     Diluted...........................................    (0.57)     0.17      (0.67)

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $23.12, $6.69 and $0.54, respectively, on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO with the following weighted-average assumptions: 1998 -- expected dividend yield of 0.0%, risk-free interest rate of 4.57%, volatility of 96%, and expected life of 4 years; 1997 -- expected dividend yield of 0.0%, risk-free interest rate of 6.24%, volatility of 100%, and expected life of 4 years; 1996 -- expected dividend yield of 0.0%, risk-free interest rate of 6.32%, and expected life of 4 years.

     The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998: no expected dividends; expected volatility of 96%; risk-free interest rate of 4.91%; and expected life of 0.5 years. The weighted-average fair value of purchase rights granted under the Purchase Plan in 1998 was $33.17 per share.

NOTE 7. SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Operating Officer and Executive Chairman. The executive staff reviews financial information presented on a geographic basis for purposes of making operating decisions and assessing financial performance.

     The Company operates in one industry segment, security, access and connectivity products for digital devices, and has operations in three primary geographic regions. The Company's European operations are in Germany, France and the United Kingdom, and the Company's Asia-Pacific operations are in Singapore,

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

Japan and Taiwan. The Company's reportable geographic regions are comprised of the United States, Europe (consisting of the U.K. and continental Europe), and Asia-Pacific (consisting of Japan, Singapore, Taiwan, Malaysia, Korea and surrounding countries). Each region provides products and services as further described in Note 1. For purposes of geographic reporting, Shuttle revenues were assigned to the region into which the products were shipped, and related costs of revenues and operating expenses were allocated on the basis of such revenues. All other revenues, costs of revenues and operating costs appear in the geographic region into which the products were shipped and all related costs were incurred. The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of its segments based on the profit before income taxes for each segment, excluding nonrecurring charges such as in-process research and development, restructuring and asset impairment charges and merger-related costs. The Company does not include intercompany transfers between segments for management reporting purposes. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practicable.

     Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                         1998       1997       1996
                                                       --------    -------    -------
United States:
  Revenues...........................................  $ 32,686    $22,802    $15,112
  Gross margin.......................................    11,781      6,950      4,861
  Income before income taxes.........................     6,017      1,661      1,106
  Interest income (expense)..........................     5,625      1,274        (31)
  Depreciation and amortization......................       171        131        161
  Segment assets.....................................   136,003     58,085      5,096
  Long-lived assets..................................       800        560        342
Europe:
  Revenues...........................................  $ 35,467    $20,582    $14,234
  Gross margin.......................................    13,302      8,289      4,029
  Income (loss) before income taxes..................     4,714      1,944     (2,052)
  Interest expense...................................      (113)      (459)      (278)
  Foreign currency gains.............................       151        688        288
  Depreciation and amortization......................     1,440        529        350
  Segment assets.....................................    34,773     19,069     12,621
  Long-lived assets..................................     2,493      2,260        741
Asia-Pacific:
  Revenues...........................................  $ 16,856    $ 3,039    $   806
  Gross margin.......................................     4,679        971        232
  Income before income taxes.........................       506        327         17
  Interest income....................................       319         --         --
  Foreign currency gains.............................        41         --         --
  Depreciation and amortization......................     1,009         --         --
  Segment assets.....................................    27,220         --         --
  Long-lived assets..................................     5,692         --         --

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     A reconciliation of the Company's segment gross margin, segment profit before income taxes, segment depreciation and amortization, and segment assets as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                         1998       1997       1996
                                                       --------    -------    -------
Segment gross margin.................................  $ 29,761    $16,210    $ 9,122
Merger and acquisition-related charges...............    (1,900)        --         --
                                                       --------    -------    -------
          Total gross margin.........................  $ 27,861    $16,210    $ 9,122
                                                       ========    =======    =======
Segment income (loss) before income taxes............  $ 11,237    $ 3,932    $  (929)
In-process research and development..................    (3,101)        --         --
Merger and acquisition-related charges...............   (10,264)        --         --
Settlement of patent claim...........................        --       (515)        --
                                                       --------    -------    -------
          Total income (loss) before income taxes....  $ (2,128)   $ 3,417    $  (929)
                                                       ========    =======    =======
Segment depreciation and amortization................  $  2,620    $   660    $   511
Merger and acquisition-related charges...............     5,211         --         --
                                                       --------    -------    -------
          Total depreciation and amortization........  $  7,831    $   660    $   511
                                                       ========    =======    =======
Segment assets.......................................  $197,996    $77,288    $17,828
Elimination of intercompany balances.................   (14,676)    (1,686)    (4,008)
                                                       --------    -------    -------
          Total assets...............................  $183,320    $75,602    $13,820
                                                       ========    =======    =======

     Additional information regarding revenue by product groups is as follows (in thousands):

                                                         1998       1997       1996
                                                        -------    -------    -------
Digital TV Access Products............................  $26,372    $16,707    $ 3,649
PC and Network Security Products......................   18,609     10,899     12,979
Digital Media and Connectivity Products...............   40,028     18,654      8,632
PCMCIA Peripheral Products............................       --        163      4,892
                                                        -------    -------    -------
                                                        $85,009    $46,423    $30,152
                                                        =======    =======    =======

     A summary of the net sales to major customers that exceeded 10% of total net sales during each of the years in the three-year period ended December 31, 1998, and the amount due from these customers as of December 31, 1998, follows (accounts receivable in thousands):

                                                                         ACCOUNTS
                                                1998    1997    1996    RECEIVABLE
                                                ----    ----    ----    ----------
Customer 1....................................   17%     27%     8%       $2,468
Customer 2....................................   --      14%    --            --

NOTE 8. INCOME TAXES

     Income (loss) before income taxes for domestic and non-U.S. operations is as follows (in thousands):

                                                 1998       1997       1996
                                                -------    -------    -------
Income (loss) before income taxes:
  U.S.........................................  $(8,807)   $(1,214)   $   133
  Foreign.....................................    6,679      4,631     (1,062)
                                                -------    -------    -------
          Total income (loss) before income
            taxes.............................  $(2,128)   $ 3,417    $  (929)
                                                =======    =======    =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     The provision for income taxes consisted of the following (in thousands):

                                                             1998       1997     1996
                                                            -------    ------    ----
Federal:
  Current.................................................  $ 1,715    $   --    $--
  Deferred................................................   (1,607)       --     --
                                                            -------    ------    ---
                                                                108        --     --
                                                            -------    ------    ---
State:
  Current.................................................      420        --     --
  Deferred................................................     (389)       --     --
                                                            -------    ------    ---
                                                                 31        --     --
                                                            -------    ------    ---
Foreign:
  Current.................................................    1,941     1,068     19
  Deferred................................................       --        --     --
                                                            -------    ------    ---
                                                              1,941     1,068     19
                                                            -------    ------    ---
Charge in lieu of taxes attributable to incentive stock
  options and employee stock purchase plan................      765        --     --
                                                            -------    ------    ---
Total provision for income taxes..........................  $ 2,845    $1,068    $19
                                                            =======    ======    ===

     Significant items making up deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                 1998       1997
                                                                -------    -------
Deferred tax assets:
  Bad debt reserves.........................................    $   838    $    32
  Inventory adjustments.....................................        871        116
  Net operating loss carryforwards..........................      1,084      2,016
  State taxes...............................................        258         --
  Other accruals............................................         49         36
                                                                -------    -------
                                                                  3,100      2,200
Less valuation allowance....................................     (1,084)    (2,200)
                                                                -------    -------
                                                                  2,016         --
Deferred tax liabilities:
  Property and equipment....................................         20         --
                                                                -------    -------
Net deferred tax asset......................................    $ 1,996    $    --
                                                                =======    =======

     The Company's deferred tax asset as of December 31, 1997 of $2,200,000 was fully offset by a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets as of December 31, 1997. Management believes the realizability of the net deferred tax asset of $1,996,000 as of December 31, 1998 is likely considering the amounts available in carryback periods and SCM's projections of future taxable income. The Company has provided a valuation allowance of $1,084,000 as of December 31, 1998 due to the uncertainty of the use of the net operating loss carryforwards due to certain limitations. The net change in the total valuation allowance for the year ended December 31, 1998 is a decrease of $1,116,000.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

     The provision for taxes reconciles to the amount computed by applying the statutory federal rate of 34% to income (loss) before income taxes as follows:

                                                             1998      1997     1996
                                                            ------    ------    -----
Computed expected tax (benefit)...........................  $ (724)   $1,162    $(316)
State taxes, net of federal benefits......................     133        --       --
Foreign taxes (benefits) provided for at rates other than
  U.S. statutory rate.....................................    (330)     (507)     380
Benefits of U.S. net operating loss carryforwards.........    (389)       --       --
Expenses not currently deductible for tax purposes........   4,338
Change in the valuation allowance for deferred tax assets
  at beginning of year allocated to income tax expense....    (183)      413      (45)
                                                            ------    ------    -----
Provision for income taxes................................  $2,845    $1,068    $  19
                                                            ======    ======    =====

     The Company had net operating loss carryforwards of approximately $2,191,000 and $923,000 for federal and California income tax purposes, respectively. Additionally, the Company's Japanese subsidiary had net operating loss carryforwards of approximately $600,000 as of December 31, 1998 for Japanese tax purposes. The Japan net operating loss carryforward will expire approximately in the years 2001 and 2002. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2012, and the California net operating loss carryforwards will expire in the years 1999 through 2002. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary's federal and California net operating loss carryforwards being subject to an annual limitation of approximately $340,000. Another ownership change resulted from the Company's IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. As of December 31, 1997, The Company's German subsidiary had net operating loss carryforwards of approximately $1,440,000 which were fully utilized in 1998.

NOTE 9. COMMITMENTS

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next four years. Rent expense was $736,000, $621,000, and $551,000 in 1998, 1997, and 1996, respectively.

     Future minimum lease payments under noncancelable operating leases, net of expected receipts under noncancelable subleases of $196,000 in 1999, $202,000 in 2000, and $176,000 in 2001, are as follows as of December 31, 1998 (in thousands):

                    YEARS ENDING
                    DECEMBER 31,
                    ------------
  1999..............................................  $1,488
  2000..............................................   1,066
  2001..............................................     805
  2002..............................................     295
  2003 and thereafter...............................     243
                                                      ------
          Total minimum lease payments..............  $3,897
                                                      ======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 10. RELATED PARTY TRANSACTIONS

     The Company purchased inventory under transactions negotiated on a basis comparable to an arm's length basis totaling $3,379,000 and $3,294,000 in 1997 and 1996, respectively, from a supplier (ICS) that was also a stockholder. Included in accounts payable are amounts owed this stockholder of $1,058,000 and $396,000 as of December 31, 1997 and 1996, respectively. In June 1998, the Company acquired ICS (see Note 2). Inventory purchased by the Company in 1998 from ICS prior to the acquisition approximated $1,300,000.

     In May 1997, the Company entered into a development and supply agreement with a less than 10% stockholder. Revenues under this agreement in 1998 and 1997 were $3,304,000 and $2,692,000, respectively, and the amounts owed the Company by the stockholder as of December 31, 1998 and 1997 were $271,000 and $336,000, respectively.

     As discussed in Note 2, the Company acquired Memory, a company related by common directorship, in December 1997. Prior to the acquisition, the Company, through its Shuttle subsidiary, conducted transactions on an arm's length basis with Memory as follows (in thousands):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1997    1996
                                                              ----    ----
Revenues to Memory..........................................  $520    $339
Purchases from Memory.......................................  $433    $613

     Accounts receivable from Memory were $4,000 and $68,000 as of December 31, 1997 and 1996, respectively. Accounts payable to Memory were $97,000 and $73,000 as of December 31, 1997 and 1996, respectively.

     As discussed in Note 2, the Company acquired ICS, a Singapore-based contract manufacturer, in June of 1998. Prior to the acquisition, ICS had made an investment of approximately $350,000 in one of its customers, a company that designs and markets video editing and conversion products for PC and internet applications (the ICS Customer). During 1998, revenue from the ICS Customer amounted to $3,609,000, and the amount receivable from this customer was $1,608,000 as of December 31, 1998. During the fourth quarter, the Company made an additional investment in the ICS Customer in the form of a convertible note in the amount of $2,500,000. This note, which is included with other assets on the accompanying consolidated balance sheet as of December 31, 1998, is secured by all assets of the ICS Customer and automatically converts to preferred stock upon the closing of at least $5,000,000 in additional equity by the ICS Customer on or before June 30, 1999. In the event that the ICS Customer is unable to obtain at least $5,000,000 in equity financing prior to this date, then SCM has the right to acquire, for an incremental payment of approximately $100,000, additional equity of the ICS Customer which would result in SCM having a controlling interest of the ICS Customer. The ICS Customer is currently in negotiations with third parties regarding the raising of additional equity financing through private or public means, or a possible merger with another company. In connection with their financing efforts, the ICS Customer obtained a recent valuation of their company which indicates that the value of the ICS Customer is approximately $12,000,000.

NOTE 11. LEGAL PROCEEDINGS

     The Company was notified by Smith Corona Corporation (Smith Corona) that Smith Corona believes that the "SCM" in the Company's name, logo and a certain product name infringe on a trademark held by Smith Corona and that the Company has engaged in unfair competition. The Company believes that it has defenses to Smith Corona's claim and has so notified Smith Corona. In the event that Smith Corona were to

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

initiate legal proceedings against the Company with respect to this matter, the Company would vigorously defend the action. Defending any action can be costly and time consuming regardless of the outcome and, as with any litigation matter, there can be no assurance that the outcome of any such dispute would be favorable to the Company. An unfavorable outcome in the matter could subject the Company to monetary damages and may result in the Company having to change its name and logo, which would require the Company to incur costs related thereto and may result in a loss of the goodwill associated with its name and logo.

     In April 1997, Gemplus served the Company with a complaint alleging that certain of the Company's products infringe certain claims of a French patent held by Gemplus. In September 1997, the Company entered into a license agreement and memorandum of understanding and settled this dispute with Gemplus. In connection with these transactions, the Company agreed to sell 200,000 shares of its common stock to Gemplus at a purchase price of $9.00 per share. Additionally, the Company issued warrants to Gemplus to purchase up to 200,000 shares of the Company's common stock at an exercise price of $13.00 per share and up to 200,000 shares of common stock at an exercise price of $14.00 per share. The fair value of these warrants approximated $450,000 and such cost, along with related legal fees, was charged to operations as patent claim settlement expense in the third quarter of 1997.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
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

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.27*+    Manufacturer's Sales Representative Agreement, dated
           December 8, 1994, between Registrant and AGM.
10.28*     License Agreement, dated September 5, 1997, between the
           Registrant and Gemplus.
10.29*     Warrant Issuance and Common Stock Agreement, dated September
           5, 1997, between the Registrant and Gemplus.
10.30*     Common Stock Purchase Warrant dated September 5, 1997,
           issued to Gemplus.
10.31*     Common Stock Purchase Warrant dated September 5, 1997,
           issued to Gemplus.
10.32*     Waiver and Amendment to Amended and Restated Stockholders'
           Agreement dated September 5, 1997.
21.1*      Subsidiaries of the Registrant.
23.1       Consent of KPMG LLP, Independent Certified Public
           Accountants .
27.1       Financial Data Schedule.

---------------
 * Filed previously as an exhibit to SCM's Registration Statement on Form S-1 (SEC Registration No. 333-29073).

** Filed previously as an exhibit to SCM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See File No. 000-22689).

 + Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.