Form 10-K/A
period 1998-12-31
SCM MICROSYSTEMS INC
filed 1999-04-30
CIK 1036044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: DECEMBER 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                      to

     Commission File Number: 0-22689

                                ---------------

                             SCM MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              77-0444317
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 160 KNOWLES DRIVE, LOS GATOS, CALIFORNIA 95032
               (Address of principal executive offices) (zip code)

                                 (408) 370-4888
              (Registrant's telephone number, including area code)

                                ---------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26,1999 there were 14,057,759 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant was $999,207,000. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission (the ACommission@) solely for the purpose of supplementing the following items.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, or 10% stockholders, to file certain reports of ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the Commission's rules and regulations to provide us with copies of all forms that they file under Section 16(a) of the Exchange Act. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons, we believe that, during the period from January 1, 1998 to December 31, 1998, our executive officers, directors and 10% stockholders filed all required reports under
Section 16(a) of the Exchange Act on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee reviews and approves our compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of our executive officers for their services to the Company during 1998.

     Compensation Philosophy. Our philosophy in setting our compensation policies for executive officers is to maximize shareholder value over time. The primary goal of our executive compensation program is therefore to closely align the interests of the executive officers with those of our stockholders. To achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities are critical to our long-term success, motivate individuals to perform at their highest level and reward outstanding achievement, (ii) maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals, and (iii) encourage executives to manage from the perspective of owners with an equity stake in SCM. The Compensation Committee currently uses salary, incentive bonuses and stock options to meet these goals.

     Base Salary. The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. The Compensation Committee reviewed and approved fiscal 1998 base salaries for the Chief Executive Officer and other executive officers at the beginning of fiscal 1998. In establishing base salaries of executive officers, the Compensation Committee evaluates each executive's salary history, scope of responsibility, prior experience, past performance for us and recommendations from management. The Compensation Committee also takes into account the salaries for similar positions at comparable companies in our industry, based on each individual Committee member's industry experience. In reviewing and setting base salaries for executive officers, the Compensation Committee focused on each executive's historical salary level, which in most instances was based upon the date on which the executive was hired by us, the executive's prior performance with us and expected contribution to our future success. In making its salary decisions, the Compensation Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

     Incentive Bonuses. Each executive officer's annual bonus is based on qualitative and quantitative factors and is intended to motivate and reward executive officers by directly linking the amount of the bonus to performance targets. In addition, incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that the compensation of each executive officer should be contingent upon our overall performance. To carry out this philosophy, our board of directors reviews and approves the financial goals for the fiscal year. The Compensation Committee evaluates our overall performance and approves performance bonuses based on the extent to which the goals of the board of directors have been achieved.

     Equity Incentives. The Compensation Committee views stock option grants as an important component of our long-term, performance-based compensation philosophy. We provide long-term incentives to our Chief Executive Officer and our other executive officers through our 1997 Stock Plan. The purpose of the Plan is to attract and retain the best employee talent available and to create a direct link between compensation and our long-term performance. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in our employ. All options granted to executive officers to date have been granted at the fair market value of our common stock on the date of grant. The board of directors considers the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals.

     CEO Compensation. The compensation of Mr. Humphreys, our Chief Executive Officer, consists of base salary, an annual bonus and stock options. For 1998, the Compensation Committee retained Mr. Humphreys' base salary at $190,000, the same level as in 1997 based upon the Compensation Committee's knowledge of base salary levels for similar positions in the industry. In May 1998, Mr. Humphreys was awarded an incentive bonus of $60,000 based on the financial and operational performance of the Company during 1997.

     Compensation of Certain Other Executive Officers. The compensation of Mr. Schneider, our Executive Chairman and a Managing Director of our German subsidiary, consists of base salary, an annual bonus and stock options. For 1998, the Compensation Committee retained Mr. Schneider's base salary at $190,000 based upon the Compensation Committee's knowledge of base salary levels for similar positions in the industry. In May 1998, Mr. Schneider was awarded an incentive bonus of $60,000 based on the financial and our operational performance during 1997.

     The compensation of Mr. Meier, our Chief Operations Officer and a Managing Director of our German subsidiary, consists of base salary, an annual bonus and stock options. For 1998, the Compensation Committee retained Mr. Meier's base salary at $190,000 based upon the the Compensation Committee's knowledge of base salary levels for similar positions in the industry. In May 1998, Mr. Meier was awarded an incentive bonus of $78,000 based on our financial and operational performance during 1997.

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

                                                          SHARES BENEFICIALLY
                                                               OWNED(1)
                                                          -------------------
NAME OF BENEFICIAL OWNER                                  NUMBER      PERCENT
------------------------                                  ------      -------
TVM Techno Venture Management GmbH(2)..................   143,580       1.0
  c/o Friedrich Bornikoel
  Tolzerstrasse 12A
  82031 Grunwald Germany
Robert Schneider(3)....................................   520,402       3.7
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Bernd Meier(4).........................................   249,637       1.8
  c/o SCM Microsystems GmbH
  Luitpoldstrasse 6
  D-85276 Pfaffenhofen Germany
Steven Humphreys(5)....................................   106,570        *
John Niedermaier(6)....................................    18,333        *
Friedrich Bornikoel(7).................................   148,163       1.1
Oystein Larsen (8).....................................     6,667        *
Poh Chuan Ng(9)........................................     4,583        *
Andrew Vought(10)......................................     5,583        *

All directors and executive officers as
a group (8 persons)(11)............................     1,059,940       7.5

---------
*    Less than one percent.

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

(8) Includes options to purchase 4,583 shares of common stock exercisable within 60 days of April 30, 1999.

(9) Includes options to purchase 6,667shares of common stock exercisable within 60 days of April 30, 1999.

(10) Includes options to purchase 4,583 shares of common stock exercisable within 60 days of April 30, 1999.

(11) Includes shares and exercisable options which may be deemed to be beneficially owned by certain directors and executive officers. See Notes 3, 4, 6, 7, 8, 9, and 10 above.

                                PERFORMANCE GRAPH

     The following Performance Graph compares the cumulative total return to stockholders of our common stock since October 7, 1997, the date we first became subject to the reporting requirements of the Exchange Act, to the cumulative total return over such period of (i) the Standard & Poor's 500 Stock Index, and
(ii) the Hambrecht & Quist Technology Index, which is comprised of publicly traded stocks of approximately 275 companies in the computer hardware, computer software, communications, semiconductor and information services industries. The Performance Graph assumes that $100 was invested on October 7, 1997 in our common stock and in each of the comparative indices. The Performance Graph further assumes that such amount was initially invested in our common stock at a price of $13.00 per share, the price at which our stock was first offered to the public by us on such date.

     Our historic stock price performance is not necessarily indicative of future stock price performance. The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission, nor shall such information be incorporated by reference into any existing or future filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information by reference into any such filing.


                 COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN
               AMONG SCM MICROSYSTEMS, INC., THE S & P 500 INDEX
                   AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX

                                    [GRAPH]

                                             SCM
  MEASUREMENT PERIOD                    MICROSYSTEMS       HAMBRECHT & QUIST
  (FISCAL YEAR COVERED)     S&P 500          INC.             TECHNOLOGY
  ---------------------     -------     ------------       -----------------
       10/7/97                100            100                  100
        Dec-97                 99            185                   82
        Dec-98                127            547                  128

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 1999.

                                       SCM MICROSYSTEMS, INC.

                                       By: /s/ STEVEN HUMPHREYS
                                           ---------------------------------
                                           Steven Humphreys
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on April 30, 1999 on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                       TITLE
----------                       -----
       *                       President and Chief Executive Officer
------------------------       (Principal Executive Officer)
Steven Humphreys

       *                       Vice President, Finance and Chief Financial Officer
------------------------       (Principal Financial and Accounting Officer)
John G. Niedermaier

       *                       Chief Operating Officer and Director
------------------------
Bernd Meier

       *                       Director
------------------------
Friedrich Bornikoel

       *                       Director
------------------------
Oystein Larson

       *                       Director
------------------------
Poh Chuan Ng

       *                       Director
------------------------
Andrew Vought

*   By: /s/ STEVEN HUMPHREYS
    ------------------------
    Steven Humphreys
    President and Chief Executive Officer