Form 10-Q
period 1999-03-31
SCM MICROSYSTEMS INC
filed 1999-05-13
CIK 1036044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                     160 KNOWLES DRIVE, LOS GATOS, CA 95032
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (408) 370-4888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At May 7, 1999, 14,066,997 shares of common stock were outstanding.



================================================================================

                     SCM Microsystems, Inc. and Subsidiaries
                                      Index


                                     PART I

        Financial Information                                                   Page
                                                                                ----

        Item 1        Financial Statements

                      Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 1999 and 1998          3

                      Condensed Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998                        4

                      Condensed Consolidated Statements of Cash Flows
                      for the three months ended March 31, 1999 and 1998          5

                      Notes to Condensed Consolidated Financial Statements        6

        Item 2        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        10

        Item 3        Quantitative and Qualitative Disclosures About
                      Market Risk                                                20

Part II

        Other Information

        Item 5        Other Information                                          22

        Item 6        Exhibits and Reports on Form 8-K                           22

        Signatures                                                               22

ITEM 1. FINANCIAL STATEMENTS

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1999           1998
                                                      -------        -------
Revenues                                              $24,361        $13,925

Cost of revenues                                       16,016          8,898
                                                      -------        -------

       Gross margin                                     8,345          5,027
                                                      -------        -------

Operating expenses:
    Research and development                            1,849          1,331
    Sales and marketing                                 2,629          1,835
    General and administrative                          1,923          1,290
                                                      -------        -------
       Total operating expenses                         6,401          4,456
                                                      -------        -------

       Income from operations                           1,944            571
Interest and other, net                                 1,606            696
                                                      -------        -------
       Income before income taxes                       3,550          1,267
Provision for income taxes                              1,140            274
                                                      -------        -------
       Net income                                      $2,410         $  993
                                                      =======        =======

Net income per share:
    Basic                                              $ 0.17         $ 0.09
                                                      =======        =======

    Diluted                                            $ 0.16         $ 0.08
                                                      =======        =======

Shares used in computing net income per share:
    Basic                                              14,014         11,582
                                                      =======        =======

    Diluted                                            15,121         12,950
                                                      =======        =======


See accompanying notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,       December 31,
ASSETS                                                         1999              1998
                                                             ---------       ------------
Current assets:
    Cash, cash equivalents and short-term investments         $123,076          $129,918
    Accounts receivable, net                                    23,237            25,535
    Inventories                                                 15,186            12,159
    Prepaids and other current assets                            4,555             3,879
                                                             ---------         ---------
      Total current assets                                     166,054           171,491

Property and equipment, net                                      4,493             4,063
Goodwill, net                                                    4,645             4,847
Other assets                                                     5,361             2,919
                                                             ---------         ---------
      Total assets                                            $180,553          $183,320
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $ 11,862          $ 15,046
    Accrued expenses                                             5,568             4,941
    Income taxes payable                                         2,666             4,554
                                                             ---------         ---------
      Total current liabilities                                 20,096            24,541

Stockholders' equity:
    Capital stock                                                   14                14
    Additional paid-in capital                                 169,631           168,897
    Accumulated deficit                                         (8,788)          (11,198)
    Deferred compensation                                          (57)              (72)
    Other cumulative comprehensive income (loss)                  (343)            1,138
                                                             ---------         ---------
      Total stockholders' equity                               160,457           158,779
                                                             ---------         ---------
                                                              $180,553          $183,320
                                                             =========         =========



See accompanying notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                   Three months
                                                                 ended March 31,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
Cash flows from operating activities:
   Net income                                                $ 2,410          $   993
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                             533              272
       Amortization of deferred stock compensation                15               13
       Changes in operating assets and liabilities:
        Accounts receivable                                    1,182           (1,074)
        Inventories                                           (3,759)             (93)
        Prepaid expenses                                        (743)            (901)
        Accounts payable                                      (2,716)          (1,843)
        Accrued expenses                                         843             (103)
        Income taxes payable                                  (2,354)             164
                                                            --------         --------
          Net cash used in operating activities               (4,589)          (2,572)
                                                            --------         --------

Cash flows used in investing activities:
   Capital expenditures                                       (1,144)            (309)
   Proceeds from investments                                  20,311
                                                                                9,162
   Purchases of investments                                  (23,402)
                                                                              (13,541)
                                                            --------         --------
          Net cash used in investing activities               (4,235)          (4,688)
                                                            --------         --------

Cash flows from financing activities:
   Proceeds from notes payable                                    --               (9)
   Payments on line of credit and other current debt              --             (142)
   Proceeds from issuance of equity, net                         734            5,739
                                                            --------         --------
          Net cash provided by financing activities              734            5,588

Effect of exchange rates on cash                                 420              (44)
                                                            --------         --------

Net decrease in cash                                          (7,670)          (1,716)

Cash at beginning of period                                   48,012           25,727
                                                            --------         --------

Cash at end of period                                        $40,342          $24,011
                                                            ========         ========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                $ 3,416          $    86
                                                            ========         ========

   Cash paid for interest                                    $    10          $     2
                                                            ========         ========


See accompanying notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1998 annual report on Form 10-K.

2.      EARNINGS PER SHARE

        Basic earnings per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and, when dilutive, common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the shares use in the computation of basic and diluted EPS for the three months ended March 31, 1999 and 1998 (in thousands, except per share amounts):

                                                       Three months ended
                                                           March 31,
                                                     ----------------------
                                                      1999           1998
                                                     -------        -------
Basic Earnings Per Share:
   Net income                                         $2,410         $  993
                                                     =======        =======
   Basic net income per share                         $ 0.17         $ 0.09
                                                     =======        =======
   Weighted average common shares outstanding         14,014         11,582
                                                     =======        =======

Diluted Earnings Per Share:
   Net income                                         $2,410         $  993
                                                     =======        =======
   Diluted net income per share                       $ 0.16         $ 0.08
                                                     =======        =======

Shares used:
   Weighted average common shares outstanding         14,014         11,582
   Stock options outstanding                           1,091          1,335
   Stock warrants outstanding                             16             33
                                                     =======        =======
                                                      15,121         12,950
                                                     =======        =======


3.      RECENT ACCOUNTING PRONOUNCEMENT

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement will be effective for all annual and interim periods beginning after December 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position of the Company.

4.      BUSINESS COMBINATIONS

Intermart and ICS

        In the second quarter of 1998, the Company acquired all of the outstanding capital stock of Intermart Systems, K.K. (Intermart) and Intellicard Systems Pte. Ltd. (ICS) in separate transactions that were accounted for under the purchase method of accounting. The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the three months ended March 31, 1998, as if each company had been acquired as of the beginning of the period presented. The table includes the impact of certain adjustments including the elimination of the nonrecurring charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                Three months ended
                                                  March 31, 1998
                                                ------------------
        Revenues                                      $17,046
        Net income                                    $ 1,514
        Net income per share:
             Basic                                    $  0.13
             Diluted                                  $  0.12
        Shares used in per share computations:
             Basic                                     11,689
             Diluted                                   13,057

        The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Shuttle

        On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. ("Shuttle"), a privately-held company based in England, in exchange for all of the outstanding share capital of Shuttle ("the Shuttle merger"). The Shuttle merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle. In connection with the merger with Shuttle, in the fourth quarter of 1998, the Company recorded nonrecurring charges totaling $9,683,000, of which $757,000 had not been settled as of December 31, 1998. Changes in these accruals during the first quarter of 1999 were as follows (in thousands):

                                                                                              Decrease during
                                                                            Accrued as of    three months ended    Accrued as of
                                                                          December 31, 1998    March 31, 1999      March 31, 1999
                                                                          -----------------  ------------------    --------------
        Legal, accounting, regulatory and other due diligence costs              $597                $394              $203
        Costs relating to closure of redundant facilities                         160                  56               104
                                                                                 ----                ----              ----
                                                                                 $757                $450              $307
                                                                                 ====                ====              ====


The remaining amounts accrued as of March 31, 1999 are expected to be settled in the second and third quarters of 1999.

        As separate companies, total revenues and net income for the individual entities for the three months ended March 31, 1998 were as follows (in thousands):

        Total revenue:
               SCM                     $ 7,815
               Shuttle                   6,110
                                       -------
                                       $13,925
                                       =======
        Total net income:
               SCM                     $   789
               Shuttle                     204
                                       -------
                                       $   993
                                       =======

5.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        Prior to 1999, the executive staff, the Company's chief operating decision making body, reviewed financial information presented on a geographic basis for purposes of making operating decisions and assessing financial performance. Beginning January 1, 1999, the executive staff realigned the Company's organization along three product segments: Digital TV, digital media, and PC and network security. Effective with this realignment, the executive staff began reviewing financial information and business performance along these three product segments. The Company evaluates the performance of its segments based on the operating profit for each segment, excluding any nonrecurring charges such as in-process research and development, restructuring and asset impairment charges and merger-related costs. The Company does not include intercompany transfers between segments for management reporting purposes. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practicable. Summary information by segment as of and for the three months ended March 31, 1999 and 1998, is as follows (in thousands):

                                      1999             1998
                                    --------         --------
Digital TV:
    Revenues                        $  8,954         $  5,689
    Gross margin                       3,137            2,403
    Segment operating profit           1,499            1,452
    Segment assets                    11,879            5,675
    Long-lived assets                  3,292              455

Digital Media:
    Revenues                        $ 12,409         $  6,250
    Gross margin                       3,951            2,268
    Segment operating profit             617                7
    Segment assets                    47,312           17,663
    Long-lived assets                  8,998            2,312

PC and Network Security:
    Revenues                        $  2,998         $  1,986
    Gross margin                       1,257              356
    Segment operating loss              (172)            (888)
    Segment assets                     7,970            4,709
    Long-lived assets                  2,209              377

        A reconciliation of the Company's segment assets and segment operating profit (loss) as of and for the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                              March 31
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Segment assets - Digital TV                            $ 11,879        $  5,675
Segment assets - Digital Media                           47,312          17,663
Segment assets - PC and Network Security                  7,970           4,709
                                                       --------        --------
    Total segment assets                                 67,161          28,047
Corporate cash, cash equivalents and short-term
investments                                             113,392          51,540
                                                       --------        --------
       Total assets                                    $180,553        $ 79,587
                                                       ========        ========


                                                     Three months ended March 31,
                                                     ----------------------------
                                                         1999            1998
                                                       --------        --------
Segment operating profit - Digital TV                  $  1,499        $  1,452
Segment operating profit - Digital Media                    617               7
Segment operating loss - PC and Network Security           (172)           (888)
                                                       --------        --------
    Total income from operations                       $  1,944        $    571
                                                       ========        ========

      Additional information regarding revenues by geographic region for the three months ended March 31, 1999 and 1998 follows (in thousands):

                               1999           1998
                             -------        -------
        United States        $ 9,408        $ 4,269
        Europe                10,448          7,558
        Asia-Pacific           4,505          2,098
                             -------        -------
                             $24,361        $13,925
                             =======        =======

        A summary of the net sales to major customers that exceeded 10% of total net sales during the three months ended March 31, 1999 and 1998, and the amount due from these customers as of March 31, 1999, follows (accounts receivable in thousands):


                                                      Accounts
                             1999           1998     receivable
                             ----           ----     ----------
        Customer 1.........   15%            28%        $2,454
        Customer 2.........   14%            --         $1,009

6.      RELATED PARTY TRANSACTIONS

        As discussed in Note 4, the Company acquired ICS, a Singapore-based contract manufacturer in June of 1998. Prior to the acquisition, ICS had made an investment of approximately $350,000 in one of its customers, a company that designs and markets video editing and conversion products for PC and internet applications (the ICS Customer). During 1998, revenue from the ICS Customer amounted to $3,609,000, and the amount receivable from this customer was $1,608,000 as of December 31, 1998. During the fourth quarter of 1998, the Company made an additional investment in the ICS Customer in the form of a convertible note in the amount of $2,500,000. This note, which is included with other assets on the accompanying condensed consolidated balance sheet as of March 31, 1999, is secured by all assets of the ICS Customer and automatically converts to preferred stock upon the closing of at least $5,000,000 in additional equity by the ICS Customer on or before June 30, 1999. In the event that the ICS Customer is unable to obtain at least $5,000,000 in equity financing prior to this date, then SCM has the right to acquire, for an incremental payment of approximately $100,000, additional equity of the ICS Customer which would result in SCM obtaining a controlling interest of the ICS Customer. The ICS Customer is currently in negotiations with third parties regarding the raising of additional equity financing through private or public means, or a possible merger with another company. In connection with their financing efforts, the ICS Customer obtained a recent valuation of their company which indicates that the value of the ICS Customer is approximately $12,000,000. During the first quarter of 1999, the Company made additional shipments to the ICS customer but deferred recognition of the related revenue and gross margin until such time as payments are remitted to the Company. As of March 31, 1999, the ICS Customer owed $2,539,000 to the Company.


7.      COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. The Company's total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1999            1998
                                                      -------         -------
        Net income                                    $ 2,410         $   993
        Changes in cumulative foreign currency
              translation account, net of taxes        (1,007)           (236)
                                                      -------         -------
               Total comprehensive income             $ 1,403         $   757
                                                      =======         =======

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

Acquisitions

        In the second quarter of 1998, the Company completed its acquisitions of Intermart Systems K.K. ("Intermart") based in Tokyo, Japan, and Intellicard Systems Pte. Ltd. ("ICS"), based in Singapore. A summary of the purchase price for the acquisitions is as follows (in thousands):

        Cash                                $19,751
        Common stock                          5,976
        Direct acquisition costs                433
                                            -------
             Total                          $26,160
                                            =======

        These acquisitions were accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of the Company exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates. At the time of the acquisitions, there were 10 incomplete development projects in various states of completion ranging from 10% to 90% in process at Intermart and ICS, with an estimated total cost to complete of approximately $721,000. Following a voluntary restatement of its consolidated financial statements by the Company as of September 30, 1998, the value of these incomplete research and development projects associated was determined to be $3.1 million, based on risk-adjusted cash flows related to the incomplete projects. This amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. As of March 31, 1999, six of the 10 projects were completed, and it is expected that the remaining projects will be completed by the end of 1999 at a cost of approximately $350,000.

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

RESULTS OF OPERATIONS

        Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net sales for the quarter ended March 31, 1999 were $24.4 million compared to $13.9 million in 1998, an increase of 76%. The increase in revenues in 1999 over 1998 was due primarily to an increase in shipments of the Company's digital media and connectivity products of $5.4 million, an increase in shipments of DVB-CAM products and services in Europe of $3.5 million, and an increase in SwapBox revenues in the U.S., primarily to OEM customers supplying U.S. government agencies. Sales to the Company's top 10 customers accounted for 61% and 63% of total net sales in the first quarter of 1999 and 1998, respectively.

        Gross Profit. Gross profit for the first quarter of 1999 was $8.3 million, or 34% of total net sales, compared to $5.0 million or 36% for the first quarter of 1998. The increase in gross profit in absolute dollars for the first quarter of 1999, was primarily due to the aforementioned increase in shipments of digital media and connectivity products and an increase in shipments of DVB-CAM products and services, including development test tools, software and engineering services, all of which carry gross profit levels higher than the Company's other products. The decrease as a percentage of total net sales was due primarily to a contractual change with one of our Digital TV customers effective October 1, 1998 which resulted in a different cost structure for that product. The Company believes that its gross profit in absolute dollars during 1999 will continue to be above the levels experienced in 1998. The Company's gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, all of which tend to carry higher gross profit than older products, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

        Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. For the first quarter of 1999, research and development expenses were $1.8 million, compared with $1.3 million in the first quarter of 1998, an increase of 38%. As a percentage of total net sales, research and development expenses were 7% in the first quarter of 1999 compared to 9% in the first quarter of 1998. The increase in absolute amounts was primarily due to engineering headcount and related product development costs at the Company's development centers in France and India, and due to research and development expenses of Intermart and ICS, companies acquired in May and June 1998, respectively ("the acquired companies"). The Company believes that the absolute amount of research and development expenses during 1999 will be higher than in 1998 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

        Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the first quarter of 1999, were $2.6 million, or 11% of revenues, compared with $1.8 million in the first quarter of 1998, or 13% of revenues, an increase of 44%. These increases in absolute amounts in 1999 were primarily due to sales and marketing costs of the acquired companies, including personnel, trade show and collateral material costs. Sales and marketing expenses in 1999 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis

        General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. In the first quarter of 1999, general and administrative expenses were $1.9 million, an increase of 46% compared with $1.3 million in the first quarter of 1999, representing 8% and 9% of total net sales in the first quarter of 1999 and 1998, respectively. This increase in absolute amount in 1999 were primarily due to an increase in administrative headcount in the Company's U.K. office and administrative costs of the acquired companies. The Company believes general and administrative expenses in 1999 will continue to increase in absolute amount for all of the aforementioned reasons, but will fluctuate as a percentage of total net sales.

        In the second half of 1998, general and administrative expenses included charges for additions to the Company's allowance for doubtful accounts totaling $2.6 million, $2.3 million of which was the result of cash flow difficulties experienced by one its customers. As of December 31, 1998 and March 31, 1999, the gross trade accounts receivable balance due from this customer was $4.2 million. During the first quarter of 1999, the Company made an advance of $170,000 to this customer related to channel promotion costs. The Company continues to aggressively pursue collection, including negotiating a structured repayment program. Although the Company has reserved a significant portion of the outstanding exposure relating to this customer, management believes there can be no assurance that further increases to the provision for doubtful receivables for this customer may not be necessary in future periods.

        Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the first quarter of 1999, interest income and other, net, was $1.6 million, compared to $0.7 million in the first quarter of 1998. In April 1998, the Company completed a secondary offering of 3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Higher average investable cash balances in 1999 as a result of the aforementioned stock offering and no debt service requirements resulted in the increase in interest income and other, net in the first quarter of 1999 over the first quarter of 1998.

        Income Taxes. The provision for income taxes was $1.1 million in the first quarter of 1999 resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1997, the Company had German net operating loss carry forwards of approximately $1.4 million available for an indefinite period to offset income from the Company's German operations. In addition, the Company had net operating loss carry forwards of approximately $3.3 million and $1.6 million for United States federal and California income tax purposes, respectively.

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

        As of March 31, 1999, the Company's working capital was $146.0 million, compared to a working capital of $147.0 million as of December 31, 1998. Working capital decreased in the first three months of 1999 primarily due to working capital used in operations and capital expenditures.

        During the first three months of 1999, cash and cash equivalents decreased by $7.7 million due primarily to $4.6 million used in operations, $3.1 million increase in investments and $1.1 million used for capital expenditures, partially offset by proceeds from issuance from equity. Cash was used in operations primarily for an increase in inventories of $3.8 million, a decrease in accounts payable of $2.7 million, and payment of income taxes.

        As of March 31, 1999 and December 31, 1998, the Company's other cumulative comprehensive income (loss) balances were ($343,000) and $1,138,000, respectively, and consisted entirely of cumulative foreign currency translation amounts. The reduction in this amount during the first quarter of 1999 was due primarily to changes in the conversion rates between the DM and the U.S. dollar.

        The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $2.7 million in total at March 31, 1999). One of these lines of credit expires on September 30, 1999. The second line of credit has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75% per annum. Borrowings under the German lines of credit are unsecured. In the United Kingdom, the Company has a pound sterling L1.5 million (approximately $2.4 million as of March 31, 1999) overdraft facility with a bank secured by the assets of the U.K. subsidiary, which bears interest at 2% over the bank's base rate (5.5% as of March 31, 1999) and expires on May 31, 1999. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (7.75% as of March 31, 1999), and expires in May 1999. The Company is currently negotiating the terms with its U.S. bank under which the term of the U.S. line of credit will be extended. At March 31, 1999, no amounts were outstanding under any of the Company's lines of credit.

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

We Have Incurred Prior Operating Losses and May Not Sustain Profitability.

        Although SCM was profitable for the quarters ended March 31, 1999 and the year ended December 31, 1997, SCM incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996 and in 1998. As of March 31, 1999, SCM had an accumulated deficit of $8.8 million. In view of our loss history, we cannot assure you that SCM will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

        Our Digital TV products provide a means of controlling access to digital television broadcasts. Our SwapAccess DVB-CAM product implements the DVB-CI and Opencable standards. To date, our DVB-CAM product has been implemented in a relatively limited number of digital TV set-top boxes in Europe. However, the European standard for digital TV conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for digital TV conditional access applications, this standard may not be adopted and the European digital TV market may fail to further develop. The market for digital TV products in the United States has only recently begun to develop and may not grow. In addition, the substantial base of analog set-top boxes already installed in the United States may cause the market for digital TV products in general, and our SwapAccess products in particular, to grow more slowly than expected or not at all.

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

        In the first quarter of 1999, almost all of our sales were to OEMs and we expect this dependence on OEM sales to continue. In the first quarter of 1999, sales to BetaDigital (a division of the Kirch Group) accounted for 15% of total net sales, sales to Solectron Corporation accounted for 14% of our net sales, and sales to our top 10 customers (all of which were OEMs) accounted for 61% of total net sales.

Our Sales To Government Contractors Are Subject to Uncertainties and May
Decrease.

        Approximately 12%, 17%, 28% and 8% of our net sales for the years ended 1998, 1997, 1996 and the first three months of 1999, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DOD. We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of government orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

Our Sales to Distributors Are Subject to Uncertainties and May Fluctuate.

        Sales of some of our Digital Media and PC and Network Security products are made to distributors, some of whom are smaller companies with limited working capital for marketing and promotion efforts and whose cash flow is dependent on payment from their customers. We believe that delays in shipments by and payments to our distribution customers by their customers may have a material adverse effect on our business and operating results.

We Rely On Our Strategic Relationships and Investments to Generate Revenue.

        SCM collaborates with a number of corporations, has made strategic investments in certain customers, and is a member of key industry consortia. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. We have formed strategic relationships, including technology sharing agreements, with a number of key industry players such as Intel, Gemplus and Telenor. We evaluate, on an ongoing basis, potential strategic alliances and investment opportunities and intend to continue to pursue such relationships. These arrangements may not result in commercially successful products. Furthermore, investments made to date may result in losses if our customers' efforts are not successful.

Our Markets Are Highly Competitive.

        The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

        - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

        - SmartDisk Corporation, Philips and PubliCard in smart card readers and universal smart card reader interfaces; and

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

        The markets for our products are characterized by rapidly changing technology. Our customers' needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology could render our existing products obsolete and unmarketable. Therefore, our future success will depend upon our ability to successfully develop and introduce new and enhanced products that meet our customers' increasing expectations and incorporate the latest technology. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain for any significant period. These factors could have a material adverse effect on our business and operating results.

Many of Our Customers are Located in Other Countries Which Exposes Our Business to Risks Related To International Sales and Currency Fluctuations.

        SCM was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 50%, 51%, 62% and 61% of our revenues for the years ended 1996, 1997, 1998 and in the first three months of 1999, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a significant portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal (i.e., a stockholder proposal not included in a company's proxy) raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on June 5th, 1998, the deadline for receipt of any such non-Rule 14a-8 stockholder proposal for the 1999 annual meeting of stockholders is April 21, 1999. No such proposals were received from stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                On January 19, 1999, the Company filed a report on Form 8-K/A which contained the required financial information relating to the Company's merger with Shuttle Technology Group Limited which closed in November 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCM MICROSYSTEMS, INC.

Date:   May 13, 1999

                                        /s/ JOHN G. NIEDERMAIER
                                           -------------------------------------
                                           John G. Niedermaier
                                           Vice President-Finance,
                                           Chief Financial Officer (Principal
                                           Financial Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                 Description
------                 -----------
  27                   Financial Data Schedule