Form 10-Q
period 1999-06-30
SCM MICROSYSTEMS INC
filed 1999-08-16
CIK 1036044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO _________

                         COMMISSION FILE NUMBER: 0-22689

                          ----------------------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At August 3, 1999, 14,088,047 shares of common stock were outstanding.

================================================================================

ITEM I.  FINANCIAL STATEMENTS

                             SCM MICROSYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)


                                                       Quarter Ended                 Six Months Ended
                                                          June 30                        June 30
                                                  -----------------------       -----------------------
                                                     1999        1998             1999          1998
                                                  ----------- -----------       ----------- -----------
Revenues ...................................      $ 26,383       $ 16,576       $ 50,744       $ 30,501
Cost of revenues ...........................        19,234         10,528         35,250         19,426
                                                  --------       --------       --------       --------
       Gross margin ........................         7,149          6,048         15,494         11,075
                                                  --------       --------       --------       --------
Operating expenses:
    Research and development ...............         2,022          1,530          3,871          2,861
    Sales and marketing ....................         2,965          1,973          5,594          3,808
    General and administrative .............         5,763          2,606          7,686          3,896
    In process research and development ....           900          3,101            900          3,101
                                                  --------       --------       --------       --------
       Total operating expenses ............        11,650          9,210         18,051         13,666
                                                  --------       --------       --------       --------
       Loss  from operations ...............        (4,501)        (3,162)        (2,557)        (2,591)
Interest and other, net ....................         1,782          1,650          3,388          2,346
                                                  --------       --------       --------       --------
       Loss before income taxes ............        (2,719)        (1,512)           831           (245)
Provision for income taxes .................           537            572          1,677            846
                                                  --------       --------       --------       --------
       Net loss ............................      $ (3,256)      $ (2,084)      $   (846)      $ (1,091)
                                                  ========       ========       ========       ========
Net loss per share:
    Basic and diluted ......................        ($0.23)        ($0.16)        ($0.06)        ($0.09)
                                                  ========       ========       ========       ========
Shares used in computing net loss per share:
    Basic and diluted ......................        14,075         13,308         14,067         12,452
                                                  ========       ========       ========       ========

Comprehensive loss:
       Net loss ...........................       $ (3,256)      $ (2,084)      $   (846)      $ (1,091)
    Changes in cumulative foreign currency
    translation account ...................           (643)           279         (2,124)            75
                                                  --------       --------       --------       --------
       Total comprehensive loss ...........       $ (3,899)      $ (1,805)      $ (2,970)      $ (1,016)
                                                  ========       ========       ========       ========


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            June 30,     December 31,
                                                              1999           1998
                                                           ---------     ------------
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments      $ 121,759       $ 129,918
    Accounts receivable, net ........................         24,062          25,535
    Inventories .....................................         13,711          12,159
    Prepaids and other current assets ...............          4,190           3,879
                                                           ---------       ---------
       Total current assets .........................        163,722         171,491
Property and equipment, net .........................          6,294           4,063
Goodwill ............................................          9,085           4,847
Other assets ........................................          2,261           2,919
                                                           ---------       ---------
       Total assets .................................      $ 181,362       $ 183,320
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ................................      $  12,528       $  15,046
    Accrued expenses ................................          7,952           4,941
    Notes and loans payable .........................          1,546              --
    Income taxes payable ............................          2,280           4,554
                                                           ---------       ---------
       Total current liabilities ....................         24,306          24,541
Stockholders' equity:
    Capital stock ...................................             14              14
    Additional paid-in capital ......................        170,117         168,897
    Deferred compensation ...........................            (45)            (72)
    Accumulated deficit .............................        (12,044)        (11,198)
    Other cumulative comprehensive income (loss) ....           (986)          1,138
                                                           ---------       ---------
       Total stockholders' equity ...................        157,056         158,779
                                                           ---------       ---------
                                                           $ 181,362       $ 183,320
                                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Six-month periods
                                                                        ended June 30,
                                                                    -------------------------
                                                                       1999           1998
                                                                    ---------      ----------
Cash flows from operating activities:
   Net loss ..................................................      $   (846)      $ (1,091)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization ...........................         1,157            541
     Charge off of in-process research and development .......           900          3,101
     Write-off of investments ................................           803             --
     Change in accounts receivable allowance .................         1,950             --
     Other ...................................................           328             --
     Changes in operating assets and liabilities:
      Accounts receivable ....................................          (461)        (3,566)
      Inventories ............................................        (1,922)        (1,985)
      Prepaid expenses .......................................          (179)          (813)
      Accounts payable .......................................        (2,624)           407
      Accrued expenses .......................................         1,147            870
      Income taxes payable ...................................        (2,094)           711
                                                                    --------       --------
       Net cash used in operating activities .................        (1,841)        (1,797)

Cash flows used from investing activities:
   Capital expenditures ......................................        (3,530)          (740)
   Purchase of long-term investment ..........................        (2,096)            --
   Businesses acquired, net of cash received .................        (1,334)        (9,875)
   Proceeds from short-term investments ......................        45,652         16,462
   Purchases of short-term investments .......................       (37,022)       (75,325)
                                                                    --------       --------
       Net cash provided by (used in) investing activities ...         1,670        (69,478)
Cash flows from financing activities:
   Principal payments on long-term debt ......................            --           (288)
   Proceeds from issuance of equity, net .....................         1,220         89,424
                                                                    --------       --------
       Net cash provided by financing activities .............         1,220         89,136
Effect of exchange rates on cash and cash equivalents ........          (583)          (309)
                                                                    --------       --------
Net increase in cash and cash equivalents ....................           466         17,552

Cash and cash equivalents at beginning of period .............        47,177         25,737
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 47,643       $ 43,289
                                                                    ========       ========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes ................................      $  3,726       $     --
                                                                    ========       ========
Non-cash investing and financing activities:
   Fair value of assets acquired less liabilities assumed in
        business combinations ................................      $  4,128       $  5,976
                                                                    ========       ========
   Tax benefits from employee stock transactions .............      $    420       $    765
                                                                    ========       ========


See accompanying notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1998 annual report on Form 10-K.

2.  NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share does not include the effect of 955,203 and 921,000 shares issuable under stock options and warrants as of June 30, 1999 and 1998, respectively, with weighted average exercise prices of $17.74 and $12.26, respectively, because their inclusion would be antidilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement will be effective for all annual and interim periods beginning after June 15, 2000 and management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position of the Company.

4.  BUSINESS COMBINATIONS

Intermart and ICS

     In the second quarter of 1998, the Company acquired all of the outstanding capital stock of Intermart Systems, K.K. (Intermart) and Intellicard Systems Pte. Ltd. (ICS) in separate transactions that were accounted for under the purchase method of accounting. The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the three months and six months ended June 30, 1998, as if each company had been acquired as of the beginning of the period presented. The table includes the impact of certain adjustments including the elimination of the nonrecurring charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                           Quarter ended     Six months ended
                                           June 30, 1998      June 30, 1998
                                           -------------      -------------
Revenues .............................          $17,709          $34,755
Net income ...........................          $ 4,982          $ 6,083
Net income per share:
     Basic ...........................          $  0.39          $  0.27
     Diluted .........................          $  0.37          $  0.25

Shares used in per share computations:
     Basic ...........................           13,415           12,559
     Diluted .........................           14,436           13,621

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Shuttle

     On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. ("Shuttle"), a privately-held company based in England, in exchange for all of the outstanding share capital of Shuttle ("the Shuttle merger"). The Shuttle merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle. In connection with the merger with Shuttle, in the fourth quarter of 1998, the Company recorded nonrecurring charges totaling $9,683,000, of which $307,000 was settled in the three months ended June 30, 1999.

                                                                                 Decrease during
                                                                Accrued as of   three months ended    Accrued as of
                                                                March 31, 1999    June 30, 1999       June 30, 1999
                                                                --------------    -------------       -----------
Legal, accounting, regulatory and other due diligence costs            $203            $203            $     --
Costs relating to closure of redundant facilities                       104             104                  --
                                                                       ----            ----            --------
                                                                       $307            $307            $     --
                                                                       ====            ====            ========

     As separate companies, total revenues and net income for the individual entities for the three and six-month periods ended June 30, 1998 were as follows (in thousands):

                                  Quarter ended     Six months ended
                                  June 30, 1998       June 30, 1998
                                  -------------     ----------------
 Total revenue:
               SCM                  $ 10,593             $ 18,408
               Shuttle                 5,983               12,093
                                    --------             --------
                                    $ 16,576             $ 30,501
                                    ========             ========
Total net income (loss):
               SCM                  $ (4,758)            $ (3,969)
               Shuttle                 2,674                2,878
                                    --------             --------
                                    $ (2,084)            $ (1,091)
                                    ========             ========


Dazzle

     On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an investment in Dazzle totaling approximately $6.6 million consisting primarily of a $2.5 million convertible loan, and accounts receivable from Dazzle resulting from sales to Dazzle by ICS during 1998 and 1999 prior to the acquisition date.

     The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above, and upon the exercise by the Company of a common stock warrant of $ 0.1 million issued by Dazzle in connection with the covertible loan financing transaction. Based on the Company's management's preliminary valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.1 million (total investment of $6.6 million less fair value of net assets acquired of $0.5 million) for a 51% stake in Dazzle, was reduced by $0.6 million to reflect a fair value of %5.5 million. The $0.6 million impairment charge is included in general and administrative expenses for the three and six months ended June 30, 1999. The Company expects a final independent valuation in the third quarter. At that time the purchase price allocation will be finalized.

     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

In-process research and development..      $   900
Cash ................................          963
Accounts receivable .................        3,245
Other assets ........................        1,307
Notes payable .......................       (1,418)
Accounts payable ....................       (1,437)
Accrued expenses ....................       (2,211)
Goodwill ............................        4,642
                                           -------
   Total ............................      $ 5,991
                                           =======

     At the time of the acquisition, the aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $900,000, and was expensed at the acquisition date. Goodwill for the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated life of the goodwill is five years.

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Dazzle's result of operations for the three and six months ended June 30, 1999 and 1998, as if the company had been acquired as of the beginning of the period presented. The table includes the impact of certain adjustments including the elimination of the special charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                             Quarter ended June 30        Six months ended June 30
                                               1999          1998           1999           1998
                                               ----          ----           ----           ----
Revenues .............................      $ 29,611       $ 18,672      $ 56,802       $ 33,823
Net income ...........................      $ (4,024)      $  2,308      $ (2,377)         3,205
Net income per share:
     Basic ...........................      $  (0.29)      $   0.18      $  (0.17)      $   0.27
     Diluted .........................      $  (0.29)      $   0.17      $  (0.17)      $   0.25
Shares used in per share computations:
     Basic ...........................        14,075         12,627        14,067         11,771
     Diluted .........................        14,075         13,548        14,067         12,733


5.  RESTRUCTURING

     As of June 30, 1999, the Company has accrued restructuring charges of $568,000 consisting of headcount related restructuring costs of $328,000 and legal and other costs of $240,000.

6.  SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Prior to 1999, the executive staff reviewed financial information presented on a geographic basis for purposes of making operating decisions and assessing financial performance. Beginning January 1, 1999, the executive staff realigned the Company's organization along three product segments: Digital TV, Digital Media, and PC and network security. Effective with this realignment, the executive staff began reviewing financial information and business performance along these three product segments. The Company evaluates the performance of its segments based on the operating profit for each segment, excluding any special charges such as in-process research and development, restructuring and asset impairment charges and merger-related costs. The Company does not include intercompany transfers between segments for management reporting purposes. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practicable. Summary information by segment as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998, is as follows (in thousands):

                                             Quarter ended            Six months ended
                                                June 30                    June 30
                                                -------                    -------
                                           1999          1998         1999          1998
                                           ----          ----         ----          ----
Digital TV:
    Revenues ......................      $ 8,743      $  4,992      $17,697       $10,681
    Gross margin ..................        2,807         2,312        5,944         4,715
    Segment operating profit ......          176         1,092        1,675         2,544
    Segment assets ................        8,882         4,582        8,882         4,582
    Long-lived assets .............        3,734         2,229        3,734         2,229

Digital Media:
    Revenues ......................      $13,857      $  6,797     $ 26,266       $13,047
    Gross margin ..................        2,429         1,985        6,380         4,253
    Segment operating loss ........       (2,410)         (773)      (1,793)         (766)
    Segment assets ................       25,229        13,265       25,229        13,265
    Long-lived assets .............       10,606         6,453       10,606         6,453

PC and Network Security:
    Revenues ......................      $ 3,783      $  4,787     $  6,781       $ 6,773
    Gross margin ..................        1,913         1,751        3,170         2,107
    Segment operating profit (loss)         (188)          201         (360)         (687)
    Segment assets ................        7,852         5,226        7,852         5,226
    Long-lived assets .............        3,301         2,542        3,301         2,542

     A reconciliation of the Company's segment assets and segment operating profit (loss) as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 follows (in thousands):

                                                                    As of June 30    As of December 31
                                                                    -------------    -----------------
                                                                          1999               1998
                                                                          ----               ----
Segment assets - Digital TV ...............................            $  8,882            $  8,257
Segment assets - Digital Media ............................              25,229              23,901
Segment assets - PC and Network Security ..................               7,852               9,415
                                                                       --------            --------
    Total segment assets ..................................              41,963              41,573
Corporate cash, cash equivalents and short-term investments             139,399             129,918
                                                                       --------            --------
       Total assets .......................................            $181,362            $171,491
                                                                       ========            ========


                                                                      Quarter ended                 Six months ended
                                                                 -----------------------         ----------------------
                                                                         June 30                        June 30
                                                                         -------                        -------
                                                                   1999           1998            1999             1998
                                                                   ----           ----            ----             ----
Segment operating profit (loss) - Digital TV ............        $   176         $ 1,092         $ 1,675         $ 2,544
Segment operating loss - Digital Media ..................         (2,419)           (773)         (1,802)           (766)
Segment operating profit (loss) - PC and Network Security           (188)            201            (360)           (687)
                                                                 -------         -------         -------         -------
    Total segment operating profit (loss) ...............         (2,431)            520            (487)          1,091
Special charges recorded at corporate level .............         (2,070)         (3,682)         (2,070)         (3,682)
                                                                 -------         -------         -------         -------
    Total loss from operations ..........................        $(4,501)        $(3,162)        $(2,557)        $(2,591)
                                                                 =======         =======         =======         =======

Additional information regarding revenues by geographic region as of and for the three and six months ended June 30, 1999 and 1998 follows (in thousands):

                                                                                  Quarter ended               Six months ended
                                                                              ---------------------         ---------------------
                                                                                     June 30                       June 30
                                                                                     -------                       -------
                                                                               1999            1998           1999           1998
                                                                               ----            ----           ----           ----
United States ........................................................        $11,081        $ 7,331        $20,489        $11,600
Europe ...............................................................         12,928          7,885         23,376         15,443
Asia-Pacific .........................................................          2,374          1,360          6,879          3,458
                                                                              -------        -------        -------        -------
                                                                              $26,383        $16,576        $50,744        $30,501
                                                                              =======        =======        =======        =======


     A summary of the net sales to major customers that exceeded 10% of total net sales during the three and six months ended June 30, 1999 and 1998, and the amount due from these customers as of June 30, 1999, follows (accounts receivable in thousands):

                                    Quarter ended         Six months ended
                                 ------------------       ----------------     Accounts
                                       June 30                 June 30        receivable
                                       -------                 -------        ----------
                                  1999        1998        1999        1998
                                  ----        ----        ----        ----

Customer 1                         14%          -         14%         17%       1,125
Customer 2                         12%          -         13%          -        2,809

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

BUSINESS COMBINATIONS

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

     On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an investment in Dazzle totaling approximately $6.6 million consisting primarily of a $2.5 million convertible loan, and accounts receivable from Dazzle resulting from sales to Dazzle by ICS during 1998 and 1999 prior to the acquisition date.

     The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above, and upon the exercise by the Company of a common stock warrant of $0.1 million issued by Dazzle in connection with the convertible loan financing transaction. Based on the Company's management's preliminary valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.1 million (total investment of $6.6 million less fair value of net assets acquired of $0.5 million) for a 51% stake in Dazzle, was reduced by $0.6 million to reflect a fair value of $5.5 million. The $0.6 million impairment charge is included in general and administrative expenses for the three and six months ended June 30, 1999. The Company expects a final independent valuation in the third quarter. At that time the purchase price allocation will be finalized.

     At the time of the acquisition, the aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $900,000, and was expensed at the acquisition date. Goodwill for the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated life of the goodwill is five years.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net revenues for the quarter ended June 30, 1999 were $26.4 million compared to $16.6 million in 1998, an increase of 59%. For the first six months of 1999, net revenues were $50.7 million compared to $30.5 million in the first six months of 1998, an increase of 66%. The increase in revenues in the first six months of 1999 was due primarily to an increase in shipments of the Company's digital media and connectivity products of $13.0 million and an increase in shipments of DVB-CAM products and services in Europe of $7.0 million. The increase in the second quarter of 1999 was due primarily to an increase in shipments of the Company's digital media and connectivity products of $7.1 million and an increase in shipments of DVB-CAM products and services in Europe of $3.7 million, offset by a $1.0 million decrease in PC and Network security revenue.

     Gross Margin. Gross margin for the second quarter of 1999 was $7.1 million, or 27% of total net revenues, compared to $6.0 million or 36% for the second quarter of 1998. Gross margin for the first six months of 1999 was $15.5 million or 31% of total net revenues, compared to $11.1 million or 36% in the first six months of 1998. The increase in gross margin in absolute dollars for the second quarter and the first six months of 1999, was primarily due to the increase in shipments of digital media and connectivity products and an increase in shipments of DVB-CAM products and services, including development test tools, software and engineering services, all of which carry gross margin levels higher than the Company's other products. The decrease in gross margin as a percentage of total net revenues in the second quarter of 1999 was due to a $1.1 million charge resulting from a write down of excess inventory in the Company's digital media division and costs associated with the ramp up of production of certain digital media products. The write down of inventory resulted from a review of the Company's products in the digital media division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in the Company's product lines. The Company believes that its gross margin in absolute dollars during 1999 will continue to be above the levels experienced in 1998. The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services and the cost and availability of components. Accordingly, gross margin percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. For the second quarter of 1999, research and development expenses were $2.0 million, compared with $1.5 million in the second quarter of 1998, an increase of 32%. As a percentage of total net revenues, research and development expenses were 8% in the second quarter of 1999 compared to 9% in the second quarter of 1998. For the first six months of 1999, research and development expenses were $3.9 million compared to $2.9 million in the comparable period of 1998. As a percentage of total net revenues, research and development expenses were 8% in the first six months of 1999 compared to 9% in the comarable period of 1998. The increases in absolute amounts for the second quarter and the first six months of 1999 were primarily due to increased engineering headcount and related product development costs at the Company's development centers in France and India and research and development expenses of Intermart and ICS, companies acquired in May and June 1998, respectively ("the acquired companies"). The Company believes that the absolute amount of research and development expenses during 1999 will be higher than in 1998 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the second quarter of 1999, were $3.0 million, or 11% of total net revenues, compared with $2.0 million in the first quarter of 1998, or 12% of total net revenues, an increase of 50%. For the first six months of 1999, sales and marketing expenses were $5.6 million compared with $3.8 million in the comparable period of 1998. As a percentage of total net revenues, sales and marketing expenses were 11% and 12% in the first six months of 1999 and 1998, respectively. These increases in absolute amounts in 1999 were primarily due to sales and marketing costs of the companies acquired by the Company in 1998, including personnel, trade show and collateral material costs. Sales and marketing expenses in 1999 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. In the second quarter of 1999, general and administrative expenses were $5.8 million, an increase of 121% compared with $2.6 million in the second quarter of 1998, representing 22% and 16% of total net revenues in the second quarter of 1999 and 1998, respectively. For the six month period, general and administrative expenses were $7.7 million in 1999, an increase of 97% compared with $3.9 million in 1998, representing 15% and 13% of total net revenues in the first six months of 1999 and 1998, respectively. In the second quarter of 1999, general and administrative expenses include charges for additions to the Company's allowance for doubtful accounts totaling $2.0 million as a result of cash flow difficulties experienced by one its customers. An initial provision of $2.3 million for bad debts from this customer was made in December 1998. The customer continued to trade during the first quarter of 1999. During the second quarter of 1999, the customer filed bankruptcy. As of June 30, 1999 the outstanding balance due from this customer is fully reserved. General and administrative expenses also include a $600,000 write down of the Dazzle investment and accrued operational restructuring charges of $568,000 consisting of headcount related restructuring costs of $328,000 and legal and other costs of $240,000. These increases in absolute amounts in 1999 were also due to increases in administrative headcount to support higher levels of business activities and administrative costs of the companies acquired in 1998. The Company believes general and administrative expenses in 1999 will continue to increase in absolute amount for the last aforementioned reasons, but will fluctuate as a percentage of total net revenues.

     Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the second quarter of 1999, interest income and other, net, was $1.8 million, compared to $1.7 million in the second quarter of 1998. In the first six months of 1999, interest income and other, net, was $3.4 million, compared to $2.3 million in the comparable period of 1998. In April 1998, the Company completed a secondary offering of 3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Higher average investable cash balances in 1999 as a result of this stock offering and no debt service requirements resulted in the increase in interest income and other, net in the first six months of 1999 over the first six months of 1998.

     Income Taxes. The provision for income taxes was $537,000 in the second quarter of 1999 resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1998, the Company had net operating loss carry forwards of approximately $2.2 million and $0.9 million for United States federal and California income tax purposes, respectively, and approximately $600,000 of net operating loss carryforwards available to offset taxable income in Japan.


                         LIQUIDITY AND CAPITAL RESOURCES

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

     As of June 30, 1999, the Company's working capital was $139.4 million, compared to a working capital of $147.0 million as of December 31, 1998. Working capital decreased in the first six months of 1999 primarily due to working capital used in operations and capital expenditures.

     During the first six months of 1999, cash and cash equivalents increased by $466,000 due primarily to $1.8 million used in operations, offset by $1.7 million provided by investing activities and $1.2 million increase in financing activities from issuance from equity. Cash was used in operations primarily for an increase in inventories of $1.9 million, an increase in accounts payable of $2.6 million, an increase of income taxes payable of $2.1 million, offset by a decrease in accrued expenses of $1.1 million and an increase in the allowance for doubtful accounts of $2.0 million.

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $1.6 million in total at June 30, 1999). One of these lines of credit expires on September 30, 1999. The second line of credit has no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75% per annum. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (7.75% as of June 30, 1999), and expires in June 2001. At June 30, 1999, no amounts were outstanding under any of the Company's lines of credit. The notes and loans payable consist mainly of $1.4 million of convertible notes for Dazzle, convertible into Series B Preferred Stock at any time prior to maturity, at the election of the note holder. The notes mature on June 30th, 2000.

     The Company currently expects that its current capital resources and available borrowings should be sufficient to meet its operating and capital requirements through at least the end of 2000. The Company may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to the Company on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BECOME PROFITABLE.

     Although SCM was profitable for the quarters ended March 31, 1999 and the year ended December 31, 1997, SCM incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996 and in 1998 and incurred an operating loss in the quarter ended June 30, 1999. As of June 30, 1999, SCM had an accumulated deficit of $12.0 million. In view of our loss history, we cannot assure you that SCM will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

Our products are targeted at OEM computer, telecommunication and digital TV component and system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. In the second quarter of 1999, sales to BetaDigital (a division of the Kirch Group) accounted for 12% of total net sales, sales to Solectron Corporation accounted for 14% of our net sales and sales to our top 10 customers (all of which were OEMs) accounted for 65% of total net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES AND MAY
DECREASE.

     Approximately 12%, 17%, 28% and 8% of our net revenues for the years ended 1998, 1997, 1996 and the first six months of 1999, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DOD. We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of government orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

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

WE MAY NOT BE ABLE TO INTEGRATE RECENTLY ACQUIRED COMPANIES.

     We continually evaluate potential acquisitions of complementary businesses, products and technologies. SCM acquired Shuttle Technology Group Limited, based in the U.K., in November 1998, Intermart Systems K.K., based in Japan, in May 1998, Intellicard Systems Pte. Ltd., based in Singapore, in June 1998 and Dazzle Multimedia, Inc., based in California, in June 1999. We may not realize the desired benefits of these recent transactions or of future transactions. In order to successfully integrate acquired companies, we must, among other things:

    -   continue to attract and retain key management and other personnel;

    - integrate, from both an engineering and sales and marketing perspective, the acquired products;

    -   establish a common corporate culture; and

    -   integrate geographically distant facilities and employees.

     If our management's attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, these difficulties could have a material adverse effect on our business and operating results. In addition, any acquisition, depending on its size, could result in the use of a significant portion of our available cash. If an acquisition is made utilizing our securities, a significant dilution to our stockholders and significant acquisition related charges to earnings could occur. During 1998 and 1999, SCM incurred significant special charges associated with the acquisitions of Shuttle, Intermart, Intellicard and Dazzle. SCM may also incur additional material charges in the future resulting from redundancies in product lines, customer lists and sales channels associated with these acquisitions. Acquisitions may also result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of acquisition, which could have a material adverse effect on us. Furthermore, we cannot assure you that any products we acquire in connection with any acquisition will gain acceptance in our markets.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR BUSINESS.

     Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $85.0 million in 1998, with revenues of $50.7 million in the first six months of 1999. The growth of our business has placed a significant strain on our management and operations. In 1993, we commenced operations in North America, which included the establishment of a U.S. management team. As a result, we have a limited operating history under our current U.S. management. In addition, the number of employees has increased from 67 at December 31, 1995 to 358 as of June 30, 1999.

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

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

     SCM was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 50%, 51%, 62% and 60% of our revenues for the years ended 1996, 1997, 1998 and in the first six months of 1999, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a significant portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

     We estimate the total Year 2000 costs to be between $100,000 and $150,000. In addition, we plan to implement a new ERP system to serve our worldwide information system, which we estimate will cost $1.3 million to $1.8 million. As of June 30, 1999, we have not incurred any significant costs related to Year 2000 issues. We have budgeted all Year 2000 costs independently of our information technology department. All costs will be paid from our operating funds.

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

OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH SCM IN THE FUTURE.

     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. In particular, we depend on the continued service of Steven Humphreys, our Chairman of the Board, Robert Schneider, our Chief Executive Officer, and Bernd Meier, our President and Chief Operating Officer. SCM provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, our German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with six months notice, and provides that the officer cannot work for one of our competitors during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce. Therefore, these provisions may not provide us with significant protection. SCM entered into employment agreements with three employees of Shuttle, one of whom is covered by a key man life insurance policy. We do not maintain key man life insurance on any other employees.

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


PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the Annual Meeting of Stockholders of the Company the Board of Directors reduced the number of shares required for a quorum at any stockholders meeting from one-half to one-third. At the Annual Meeting of Stockholders of the Company on June 10, 1999, the following matters were acted on by the shareholders of the Company:

1. The re-election of Steven Humphreys, Oystein Larsen and Poh Chuan Ng as Class I directors for additionally three year terms:

         Steven Humphreys
         Shares in Favor            4,920,086
         Shares Against                13,770

         Oystein Larsen

         Shares in Favor            4,920,086
         Shares Against                13,770

         Poh Chuan Ng

         Shares in Favor            4,920,086
         Shares Against                13,770

2. The approval of an amendment to the Company's 1997 Stock Plan, to increase the number of shares of the Company's Common Stock reserved for issuance by 800,000 shares:

         Shares in Favor            4,919,534
         Shares Against                14,322

3. The ratification of the appointment of KPMG LLC as the independent accountants of the Company for the fiscal year ending December 31, 1999:

         Shares in Favor            4,920,324
         Shares Against                13,532

ITEM 5. OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal (i.e., a stockholder proposal not included in a company's proxy) raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on May 12, 1999, the deadline for receipt of any such non-Rule 14a-8 stockholder proposal for the 2000 annual meeting of stockholders is March 28, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K, filed July 15, 1999, listing items 2 and 7 as they related to the Company's acquisition of Dazzle Multimedia, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCM MICROSYSTEMS, INC.

Date: August 3, 1999

                                        /s/ ANDREW C. WARNER
                                        ----------------------------------------
                                        Andrew C. Warner
                                        Vice President- Finance, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                                 Exhibit Index


Ex. 27      Financial Data Schedule