Form 10-Q
period 1999-09-30
SCM MICROSYSTEMS INC
filed 1999-11-12
CIK 1036044

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO _________

                         COMMISSION FILE NUMBER: 0-22689

                                ----------------

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

At November 2, 1999, 14,114,735 shares of common stock were outstanding.


================================================================================

ITEM I. FINANCIAL STATEMENTS


                             SCM MICROSYSTEMS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)



                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                    --------------------    ---------------------
                                                      1999       1998         1999         1998
                                                    --------    --------    --------     --------
Revenues .......................................    $ 36,401    $ 19,402    $ 87,145     $ 49,903
Cost of revenues ...............................      23,048      11,987      57,176       31,413
Cost of revenues - product line redundancies ...          --          --       1,122           --
                                                    --------    --------    --------     --------
          Gross Margin .........................      13,353       7,415      28,847       18,490
                                                    --------    --------    --------     --------

Operating expenses:
       Research and development ................       2,494       1,603       6,365        4,464
       Sales and marketing .....................       3,816       2,365       9,410        6,173
       General and administrative ..............       2,892       2,408       7,460        5,723
       In-process research and development .....          --          --         900        3,101
       Other acquisition and integration charges          --          --       1,168          581
       Other one time charges ..................          --          --       1,950           --
                                                    --------    --------    --------     --------
          Total operating expenses .............       9,202       6,376      27,253       20,042
                                                    --------    --------    --------     --------
          Income (loss) from operations ........       4,151       1,039       1,594       (1,552)
Interest  and other, net .......................       1,307       2,036       4,695        4,382
                                                    --------    --------    --------     --------
          Income before taxes ..................       5,458       3,075       6,289        2,830
Provision for income taxes .....................       1,634       1,099       3,311        1,945
                                                    --------    --------    --------     --------
         Net income ............................    $  3,824    $  1,976    $  2,978     $    885
                                                    ========    ========    ========     ========

Net income per share:
      Basic ....................................    $   0.27    $   0.14    $   0.21     $   0.07
      Diluted ..................................    $   0.26    $   0.14    $   0.20     $   0.06

Shares used in computing net income per share:
      Basic ....................................      14,078      13,705      14,068       12,954
      Diluted ..................................      14,690      14,434      15,203       13,726


Comprehensive income:
Net income .....................................    $  3,824    $  1,976    $  2,978     $    885
Changes in cumulative foreign currency
   translation account .........................       1,069         439      (1,055)         374
                                                    --------    --------    --------     --------
        Total comprehensive income .............    $  4,893    $  2,415    $  1,923     $  1,259
                                                    ========    ========    ========     ========



See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999            1998
                                                             -------------    ------------
ASSETS

Current assets:
      Cash, cash equivalents and short-term investments .      $ 123,109       $ 129,918
      Accounts receivable, net ..........................         29,373          25,535
      Inventories .......................................         12,361          12,159
      Prepaids and other current assets .................          5,231           3,879
                                                               ---------       ---------
           Total current assets .........................        170,074         171,491

Property and equipment, net .............................          6,618           4,063
Goodwill ................................................          8,652           4,847
Other assets ............................................          4,761           2,919
                                                               ---------       ---------
           Total assets .................................      $ 190,105       $ 183,320
                                                               =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..................................      $  13,083       $  15,046
      Accrued expenses ..................................          9,502           4,941
      Notes and loans payable ...........................          1,517              --
      Income taxes payable ..............................          3,996           4,554
                                                               ---------       ---------
          Total current liabilities .....................         28,098          24,541

Stockholders' equity:
      Capital stock .....................................             14              14
      Additional paid-in capital ........................        170,163         168,897
      Accumulated deficit ...............................         (8,220)        (11,198)
      Deferred stock compensation .......................            (33)            (72)
      Other cumulative comprehensive income .............             83           1,138
                                                               ---------       ---------
           Total stockholders' equity ...................        162,007         158,779
                                                               ---------       ---------
                                                               $ 190,105       $ 183,320
                                                               =========       =========


See accompanying notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                      NINE MONTH PERIODS
                                                                      ENDED SEPTEMBER 30,
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
Cash flows from operating activities:
   Net income ................................................      $  2,978       $    885
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization .........................         1,765          1,511
       Charge off of in-process research and development .....           900          3,101
       Write-off of investments ..............................           803             --
       Write-off of accounts receivable balance ..............         1,950             --
       Other .................................................            36             42
       Changes in operating assets and liabilities:
         Accounts receivable .................................        (3,778)        (7,055)
         Inventories .........................................           176         (4,080)
         Prepaid and other current assets ....................        (1,098)          (532)
         Accounts payable ....................................        (3,637)         1,216
         Accrued expenses ....................................         2,904            842
         Income taxes payable ................................          (603)         1,572
                                                                    --------       --------
           Net cash provided by (used in) operating activities         2,396         (2,498)

Cash flows from investing activities:
   Capital expenditures ......................................        (4,158)        (1,512)
   Purchase of long-term investments .........................        (4,596)            --
   Businesses acquired, net of cash received .................        (1,334)        (9,875)
   Proceeds from maturities of short-term investments ........        57,062         26,612
   Purchases of short-term investments .......................       (43,605)       (94,383)
                                                                    --------       --------
           Net cash provided by (used in) investing activities         3,369        (79,158)
Cash flows from financing activities:
   Principal payments on long-term debt ......................           (30)          (266)
   Proceeds from issuance of equity, net .....................         1,265         89,665
                                                                    --------       --------
           Net cash provided by financing activities .........         1,235         89,399
Effect of exchange rates on cash and cash equivalents ........          (357)            90
                                                                    --------       --------
Net increase in cash and cash equivalents ....................         6,643          7,833

Cash and cash equivalents at beginning of period .............        47,177         25,737
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 53,820       $ 33,570
                                                                    ========       ========

Supplemental disclosures of cash flow information:

   Cash paid for income taxes ................................      $  4,566       $    --
                                                                    ========       ========
   Cash paid for interest expense ............................      $    238       $    59
                                                                    ========       ========

Non-cash investing and financing activities:
   Fair value of assets less liabilities assumed in
     business combinations ...................................      $  4,128       $  5,976
                                                                    ========       ========
   Tax benefits from employee stock transactions .............      $    435       $    765
                                                                    ========       ========


See accompanying notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


1.      BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's December 31, 1998 annual report on Form 10-K.

2.      NET INCOME PER SHARE

   Basic and diluted net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share does not include the effect of 612,286 and 928,028 shares issuable under stock options and warrants as of September 30, 1999 and 1998, respectively, with weighted average exercise prices of $22.86 and $17.45, respectively, because their inclusion would be antidilutive.

3.      RECENT ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement will be effective for all annual and interim periods beginning after June 15, 2000 and management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position of the Company.

4.      BUSINESS COMBINATIONS

Shuttle

   On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. ("Shuttle"), a privately-held company based in England, in exchange for all of the outstanding share capital of Shuttle ("the Shuttle merger"). The Shuttle merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle. In connection with the merger with Shuttle, in the fourth quarter of 1998, the Company recorded nonrecurring charges totaling $9,683,000, all of which was settled by the end of the second quarter of 1999.

   As separate companies, total revenues and net income for the individual entities for the three and nine-month periods ended September 30, 1998 were as follows (in thousands):

                                        Three months ended     Nine months ended
                                        September 30, 1998    September 30, 1998
                                        ------------------    ------------------
   Total revenue:
               SCM ..............             $ 14,234              $ 32,642
               Shuttle ..........                5,168                17,261
                                              --------              --------
                                              $ 19,402              $ 49,903
                                              ========              ========
   Net income (loss):
               SCM ..............             $  2,787              $ (1,182)
               Shuttle ..........                 (811)                2,067
                                              --------              --------
                                              $  1,976              $    885
                                              ========              ========

Dazzle

   On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an investment in Dazzle totaling approximately $6.6 million consisting primarily of a $2.5 million convertible loan, and accounts receivable of $3.6 million from Dazzle resulting from sales to Dazzle by ICS during 1998 and 1999 prior to the acquisition date.

   The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above, and upon the exercise by the Company of a common stock warrant of $ 0.1 million issued by Dazzle in connection with the convertible loan financing transaction. Based on the Company's management's preliminary valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.1 million (total investment of $6.6 million less fair value of net tangible assets acquired of $0.5 million, excluding cash) for a 51% stake in Dazzle, was reduced by $0.6 million to reflect a fair value of $5.5 million. The $0.6 million impairment charge is included in general and administrative expenses in the second quarter of 1999. The Company received an independent valuation in the third quarter of 1999, which validated the preliminary valuation.

    A summary of the allocation of the purchase price is as follows (in thousands):

   In-process research and development .....................         $   900
   Cash ....................................................             963
   Accounts receivable .....................................           3,245
   Other assets ............................................           1,307
   Notes payable ...........................................          (1,418)
   Accounts payable ........................................          (1,437)
   Accrued expenses ........................................          (2,211)
   Core technology .........................................           2,550
   Trade name ..............................................             400
   Assembled workforce .....................................             200
   Goodwill ................................................           1,492
                                                                     -------
      Total ................................................         $ 5,991
                                                                     =======

    At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by the Company's management to be $900,000, and was expensed at the acquisition date. Goodwill for the acquisition approximated $1.5 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated life of the goodwill is five years.

   The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Dazzle's result of operations for the three and nine-months ended September 30, 1999 and 1998, as if Dazzle had been acquired as of the beginning of the period presented. The table includes the impact of certain adjustments including the elimination of the special charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                               Three months ended       Nine months ended
                                                 September 30,            September 30,
                                             ---------------------    ---------------------
                                               1999         1998        1999         1998
                                             --------     --------    --------     --------
   Revenues .............................    $ 36,401     $ 20,948    $ 93,203     $ 54,771
   Net income ...........................    $  3,824     $   (273)   $  1,447     $  2,932
   Net income per share:
        Basic ...........................    $   0.27     $  (0.02)   $   0.10     $   0.23
        Diluted .........................    $   0.26     $  (0.02)   $   0.10     $   0.21
   Shares used in per share computations:
        Basic ...........................      14,078       13,705      14,068       12,954
        Diluted .........................      14,690       13,705      15,203       13,726

5.      RESTRUCTURING

   In the second quarter of 1999, the Company accrued restructuring charges of $568,000 consisting of headcount related restructuring costs of $328,000 and legal and other costs of $240,000. $519,000 of the accrual remained unused as of the end of the third quarter of 1999.

6.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

   Prior to 1999, the executive staff reviewed financial information presented on a geographic basis for purposes of making operating decisions and assessing financial performance. Beginning January 1, 1999, the executive staff realigned the Company's organization along three product segments: Digital TV, Digital Media, and PC and network security. Effective with this realignment, the executive staff began reviewing financial information and business performance along these three product segments. The Company evaluates the performance of its segments based on the operating profit for each segment, excluding any special charges such as in-process research and development, restructuring and asset impairment charges and merger-related costs. The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment for the three and nine-months ended September 30, 1999 and 1998, is as follows (in thousands):

                                      Quarter ended          Nine months ended
                                      September 30,            September 30,
                                  --------------------     ---------------------
                                    1999        1998         1999         1998
                                  --------    --------     --------     --------
Digital TV:
      Revenues ...............    $ 12,072    $  4,062     $ 29,770     $ 14,743
      Gross margin ...........       4,842       1,614       10,874        6,329
      Segment operating profit       1,507         631        3,270        3,174
      Segment assets .........      17,754      12,874       17,754       12,874
      Long-lived assets ......       5,316       2,675        5,316        2,675

Digital Media:
      Revenues ...............    $ 18,589    $  8,345     $ 44,854     $ 21,392
      Gross margin ...........       6,078       2,534       12,600        6,787
      Segment operating profit       2,100        (838)         449       (1,604)
      Segment assets .........      36,982      32,790       36,982       32,790
      Long-lived assets ......      11,043       6,813       11,043        6,813

PC and Network Security:
      Revenues ...............    $  5,740    $  6,995     $ 12,521     $ 13,768
      Gross margin ...........       2,433       3,267        5,373        5,374
      Segment operating profit         544       1,246          (55)         560
      Segment assets .........      12,260      22,234       12,260       22,234
      Long-lived assets ......       3,672       4,619        3,672        4,619

   A reconciliation of the Company's segment assets and segment operating profit
(loss) as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 follows (in thousands):

                                                                   As of         As of
                                                               September 30,  December 31,
                                                                   1999          1998
                                                               -------------  ------------
Segment assets - Digital TV ...............................      $ 17,754      $ 10,606
Segment assets - Digital Media ............................        36,982        30,701
Segment assets - PC and Network Security ..................        12,260        12,095
                                                                 --------      --------
    Total segment assets ..................................        66,996        53,402
Corporate cash, cash equivalents and short-term investments       123,109       129,918
                                                                 --------      --------
       Total assets .......................................      $190,105      $183,320
                                                                 ========      ========


                                                             Three months ended      Nine months ended
                                                                September 30,          September 30,
                                                             ------------------     -------------------
                                                              1999       1998        1999        1998
                                                             -------    -------     -------     -------
Segment operating profit - Digital TV ...................    $ 1,507    $   631     $ 3,270     $ 3,174
Segment operating profit (loss) - Digital Media .........      2,100       (838)        449      (1,604)
Segment operating profit (loss) - PC and Network security        544      1,246         (55)        560
                                                             -------    -------     -------     -------
      Total segment operating profit ....................      4,151      1,039       3,664       2,130
Special charges recorded at corporate level .............         --         --      (2,070)     (3,682)
                                                             -------    -------     -------     -------
      Total income (loss) from operations ...............    $ 4,151    $ 1,039     $ 1,594     $(1,552)
                                                             =======    =======     =======     =======

Additional information regarding revenues by geographic region for the three and nine-months ended September 30, 1999 and 1998 follows (in thousands):

                                    Three months                Nine months
                                       ended                      ended
                                    September30,               September 30,
                               ---------------------       ---------------------
                                1999          1998          1999          1998
                               -------       -------       -------       -------
United States ..........       $19,657       $ 7,804       $40,146       $19,404
Europe .................        10,920         7,142        34,296        22,585
Asia-Pacific ...........         5,824         4,456        12,703         7,914
                               -------       -------       -------       -------
                               $36,401       $19,402       $87,145       $49,903
                               =======       =======       =======       =======

   There was no single customer that accounted for 10% or more of total net sales during the three and nine-months ended September 30, 1999 and 1998.

]
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an investment in Dazzle totaling approximately $6.6 million consisting primarily of a $2.5 million convertible loan, and accounts receivable of $3.6 million from Dazzle resulting from sales to Dazzle by ICS during 1998 and 1999 prior to the acquisition date.

   The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above, and upon the exercise by the Company of a common stock warrant of $ 0.1 million issued by Dazzle in connection with the convertible loan financing transaction. Based on the Company's management's preliminary valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.1 million (total investment of $6.6 million less fair value of net tangible assets acquired of $0.5 million, excluding cash) for a 51% stake in Dazzle, was reduced by $0.6 million to reflect a fair value of $5.5 million. The $0.6 million impairment charge is included in general and administrative expenses in the second quarter of 1999. The Company received an independent valuation in the third quarter of 1999, which validated the preliminary valuation.

   At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was $900,000, and was expensed at the acquisition date. Goodwill for the acquisition approximated $1.5 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated life of the goodwill is five years.


RESULTS OF OPERATIONS

   Net Revenues. Net revenues reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net revenues for the quarter ended September 30, 1999 were $36.4 million compared to $19.4 million in 1998, an increase of 88%. For the first nine months of 1999, net revenues were $87.1 million compared to $49.9 million in the first nine months of 1998, an increase of 75%. The increase in revenues in the first nine months of 1999 was due primarily to an increase in shipments of the Company's digital media and connectivity products of $23.5 million and an increase in shipments of Digital TV products and services of $15.0 million which included shipments of Dazzle product to its end customers in the third quarter of 1999, offset by a

$1.2 million decrease in PC and Network security revenue. The increase in the third quarter of 1999 was due primarily to an increase in shipments of the Company's digital media and connectivity products of $10.2 million, an increase in shipments of Digital TV products and services of $8.0 million which included shipments of Dazzle products to its end customers and offset by a decrease in shipments of PC and Network security products of $1.3 million. The increases in 1999 also included revenues from the Company's acquisition of Intermart and ICS which were acquired at the end of the second quarter of 1998.

   Gross Margin. Gross margin for the third quarter of 1999 was $13.4 million, or 37% of total net revenues, compared to $7.4 million or 38% for the third quarter of 1998. Gross margin for the first nine months of 1999 was $28.8 million or 33% of total net revenues, compared to $18.5 million or 37% in the first nine months of 1998. The increase in gross margin in absolute dollars for the third quarter and the first nine months of 1999, was primarily due to the increase in shipments of digital media and connectivity products and an increase in shipments of Digital TV products and services, including development test tools, software and engineering services, all of which carry gross margin levels higher than the Company's other products. The decrease in gross margin as a percentage of total net revenues in the first nine months of 1999 was due to a $1.1 million charge resulting from a write down of excess inventory in the Company's digital media division and costs associated with the ramp up of production of certain digital media products in the second quarter of 1999. The write down of inventory resulted from a review of the Company's products in the digital media division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in the Company's product lines. The Company believes that its gross margin in absolute dollars during 1999 will continue to be above the levels experienced in 1998. The Company's gross margin has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services and the cost and availability of components. Accordingly, gross margin percentages are expected to fluctuate from period to period.

   Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. For the third quarter of 1999, research and development expenses were $2.5 million, compared with $1.6 million in the third quarter of 1998, an increase of 56%. As a percentage of total net revenues, research and development expenses were 7% in the third quarter of 1999 compared to 8% in the third quarter of 1998. For the first nine months of 1999, research and development expenses were $6.4 million compared to $4.5 million in the comparable period of 1998, an increase of 43%. As a percentage of total net revenues, research and development expenses were 7% in the first nine months of 1999 compared to 9% in the comparable period of 1998. The increases in absolute dollar amounts for the third quarter and the first nine months of 1999 were primarily due to increased engineering headcount and related product development costs at the Company's development centers in France and India and research and development expenses of Intermart and ICS, companies acquired in May and June 1998, respectively, as well as Dazzle acquired in June of 1999. The Company believes that the absolute amount of research and development expenses during 1999 will be higher than in 1998 due to a higher number of personnel involved in the Company's new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the third quarter of 1999, were $3.8 million, or 10% of revenues, compared with $2.4 million in the third quarter of 1998, or 12% of revenues, an increase of 61%. For the first nine months of 1999, sales and marketing expenses were $9.4 million compared with $6.2 million in the comparable period of 1998. As a percentage of total net revenues, sales and marketing expenses were 11% and 12% in the first nine months of 1999 and 1998, respectively. These increases in absolute amounts in 1999 were primarily due to sales and marketing costs of the companies acquired by the Company in 1998 and 1999, including personnel, trade show and collateral material costs. Sales and marketing expenses in 1999 are expected to increase in absolute amounts as the Company continues to expand its sales and business development efforts on a worldwide basis.

   General and Administrative and Other Operating Expenses. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. In the third quarter of 1999, general and administrative expenses were $2.9 million, an increase of 20% compared with $2.4 million in the third quarter of 1998, representing 8% and 12% of total net revenues in the third quarter of 1999 and 1998, respectively. For the nine month period, general and administrative expenses were $7.5 million in 1999, an increase of 30% compared with $5.7 million in 1998, representing 9% and 11% of total net revenues in the first nine months of 1999 and 1998, respectively. These increases in absolute amounts in 1999 were primarily due to increases in administrative headcount to support higher levels of business activities and administrative costs of the companies acquired in 1998 and 1999. The Company believes general and administrative expenses in 1999 will continue to increase in absolute dollar amount for the last aforementioned reasons, but will fluctuate as a percentage of total net revenues.

   In the second quarter of 1999, the Company expensed $0.9 million of in-process research and development related to the Dazzle acquisition. In the second quarter of 1998, $3.1 million was recorded for in-process research and development related to the Company's 1998 acquisitions. Other acquisition and integration charges recorded in the second quarter of 1999 represented a one time charge to its allowance for doubtful accounts totaling $2.0 million to fully reserve for a customer who filed for bankruptcy in that quarter. The Company also recorded a $600,000 write down of its Dazzle investment and accrued operational restructuring charges of $568,000 consisting of headcount related restructuring costs of $328,000 and legal and other costs of $240,000 in the second quarter of 1999.

   Interest Income and Other, Net. Interest income and other, net, consists primarily of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In the third quarter of 1999, interest income and other, net, was $1.3 million, compared to $2.0 million in the third quarter of 1998. In the first nine months of 1999, interest income and other, net, was $4.7 million, compared to $4.4 million in the comparable period of 1998. In the third quarter of 1999, interest income and other, net, included foreign currency loss of $168,000, compared to a foreign currency gain of $198,000 in the third quarter of 1998. In April 1998, the Company completed a secondary offering of
3.45 million shares of its common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by the Company), which generated net proceeds to the Company of approximately $83 million. Higher average investable cash balances in 1999 as a result of this stock offering and significantly less debt service requirements resulted in the increase in interest income and other, net, in the first nine months of 1999 over the first nine months of 1998.

   Income Taxes. The provision for income taxes was $1.6 million in the third quarter of 1999 resulting principally from tax liabilities associated with foreign operations of the Company and minimum state income taxes. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $2.2 million and $0.9 million for United States federal and California income tax purposes, respectively, and approximately $600,000 of net operating loss carryforwards available to offset taxable income in Japan.


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

   During the first nine months of 1999, cash and cash equivalents increased by $6.6 million due to $2.4 million provided by operations, $3.7 million provided by investing activities and $1.2 million provided by financing activities from issuance of equity. Cash provided by investing activities were primarily from proceeds from short-term investments of $57.1 million decreased by purchases of short-term investments of $43.6 million, purchase of long-term investments of $4.6 million, business acquired net of cash received of $1.3 million and capital expenditures of $4.2 million. Cash provided by financing activities were primarily from the exercise of options of $1.3 million.

   The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to 1.5 million DM each (approximately $1.6 million in total at September 30, 1999). Both lines of credit have no fixed expiration date. The German lines of credit bear interest at rates ranging from 7.0% to 8.75% per annum. Borrowings under the German lines of credit are unsecured. The Company also has a $3.0 million U.S. line of credit which is secured by all assets of the Company, bears interest at the bank's prime rate (7.75% as of September 30, 1999), and expires in June 2001. At September 30, 1999, no amounts were outstanding under any of the

Company's lines of credit. The notes and loans payable consist mainly of $1.4 million of convertible notes issued by Dazzle, convertible into Series B Preferred Stock of Dazzle at any time prior to maturity, at the election of the note holder. The notes mature on June 30th, 2000.

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

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

   Although SCM was profitable for the quarters ended September 30, 1999 and March 31, 1999 and for the year ended December 31, 1997, the Company incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996, as well as in 1998 and incurred an operating loss in the quarter ended June 30, 1999. As of September 30, 1999, SCM had an accumulated deficit of $8.2 million. In view of our loss history, we cannot assure you that SCM will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

   -  our level of expenditures on research and development; and

   -  general economic trends.

In addition, because a high percentage of our operating expenses are fixed, a small variation in revenue can cause significant variations in our operating results from quarter to quarter. The Company's operating results may vary significantly in future periods and our historical results may not be a reliable indicator of our future performance

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR
QUARTERLY OPERATING RESULTS.

   Our business and operating results reflect seasonal trends. We have typically experienced lower net sales and operating income in the first quarter and second quarter and higher net sales in the third quarter and fourth quarter of each calendar year. The Company believes that the seasonal trends in our business and operating results are primarily due to two factors. The first is related to the budgeting cycle of the U.S. government, which is heavily weighted to the second half of the calendar year. Because OEMs incorporate our data security products into PCs and workstations that are then sold to the US government, the government's budget cycle influences the dynamics of our business as well. The second factor is the retail selling cycles of our OEM customers in our Digital Media and Digital TV businesses. The Company sells readers for digital cameras and Internet music players in the U.S. and digital video broadcasting products in Europe. Because OEMs typically bundle our devices into their consumer products, and because the market for consumer products is stronger in the second half of the year, our business is impacted as well. The Company expects that our sales to consumer-oriented OEMs will increase, and the seasonal trends that effect our business and operating results will continue.


ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLE COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

   When we obtain a new OEM customer, our initial sales to that customer usually take six to nine months. During this sales cycle, we may expend substantial financial resources and our management's time and effort with no assurance that a sale will ultimately result. The length of a new OEM customer's sales cycle depends on a number of factors that we may not be able to control. These factors include the customer's product and technical requirements and the level of competition we face for that customer's business. Any delays in the sales cycle for new customers could have a material adverse effect on our business and operating results.


OUR TARGET MARKETS MAY NOT ACCEPT OUR PRODUCTS.

   SCM's future growth and operating results will depend on whether our products are commercially successful. As described below, each of our product families address needs in different emerging markets. We may not succeed in these emerging markets. In addition, as these markets develop, industry standards may be established. Our products may not comply with the industry standards ultimately adopted in these emerging markets.

   We sell security and connectivity products across three target markets:
Digital Media, PC/Network Security and Digital TV. In the Digital Media market, our reader and connectivity products provide easy to use, high-speed connections between digital platforms, such as PCs and digital cameras, and electronic media, such as copywrite-protected music from the Internet. If the benefits of rapid transfer of digital photographs or music are not perceived as sufficient, then demand for products such as ours may not grow.

   In the PC/Networking Security market, smart card-based security applications are beginning to be adopted by computer makers and software providers. Smart card token-based security applications provide protection from unauthorized access to digital information. Our SwapBox and SwapSmart product families are designed to provide smart card-based security for PCs. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard and hence other token architectures may be selected for these applications.

   In the Digital TV market, our digital video broadcasting (DVB) product family provides a means of controlling access to digital television broadcasts. Our SwapAccess DVB-CAM product implements the DVB-CI (European) and NRSS-B (U.S.) standards. To date, our DVB-CAM product has been implemented in a relatively limited number of DVB set-top boxes in Europe. However, the European standard for DVB conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for DVB conditional access applications, this standard may not be adopted and the European DVB market may fail to further develop. In addition, the market for DVB products in the United States has only recently begun to develop and may not grow. Also, the substantial base of analog set-top boxes already installed in the United States may cause the market for DVB products in general, and our SwapAccess products in particular, to grow more slowly than expected or not at all.

   If the market for the products described above or any of our other products fail to develop or develop more slowly than expected, or if any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.


WE DEPEND ON OUR CONTINUED SALES TO ORIGINAL EQUIPMENT MANUFACTURERS.

   Most of our products are intended for use as components subsystems or value-added devices in systems manufactured and sold by third party OEMs. In order to convince an OEM to incorporate our products into its systems, we must demonstrate that our products provide significant commercial advantages over our competitors' products. We may fail to successfully demonstrate these advantages or our products may cease to provide any advantages. Even if we are able to demonstrate that our products are superior, OEMs may still choose not to incorporate our products into their systems. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer units of our products, find other sources for products we currently manufacture or manufacture these products internally. Our OEM customers may also seek price concessions from us. Failure of OEMs to incorporate our products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in our sales to OEMs would have a material adverse effect on our business and operating results.

   Our products are targeted at OEM consumer electronics, computer, telecommunication and digital TV component and system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. In the third quarter of 1999, sales to our top 10 customers (all of which were OEMs) accounted for 41% of total net sales. No customer accounted for 10% or more of the Company's revenue in the third quarter and first nine months of 1999. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.


OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES
AND MAY DECREASE.

   Approximately 10%, 12%, 17%, and 28% of our net revenues for first nine months of 1999 and for the years ended 1998, 1997, and 1996 , respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DOD. We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of government orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.


OUR SALES TO DISTRIBUTORS ARE SUBJECT TO UNCERTAINTIES AND MAY FLUCTUATE.

   Sales of some of our Digital Media and PC/Network Security products are made to distributors, some of whom are smaller companies with limited working capital for marketing and promotion efforts and whose cash flow is dependent on payment from their customers. We believe that delays in shipments by and payments to our distribution customers by their customers may have a material adverse effect on our business and operating results.


WE RELY ON OUR STRATEGIC RELATIONSHIPS TO GENERATE REVENUE.

   SCM collaborates with a number of corporations and is a member of key industry consortia. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. We have formed strategic relationships, including technology sharing agreements, with a number of key industry players such as Intel, Microsoft and SanDisk. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. These arrangements may not result in commercially successful products.


OUR MARKETS ARE HIGHLY COMPETITIVE.

   The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

   -  ActionTec, Greystone and Litronic in PC Card adapters;

   - SmartDisk Corporation, Gemplus, Utimaco and Towitoko Electronics in smart card readers and Philips in universal smart card reader silicon interfacing; and

   -  Gemplus in DVB-CAM modules.

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

   We believe that the principal competitive factors affecting the market for digital data security and connectivity products include:

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

   Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $85.0 million in 1998, and revenues of $87.1 million in the first nine months of 1999. We have expanded our focus from the PC Security market to include Digital TV and more recently Digital Media. Managing business in each of these markets requires skilled management, significant attention and substantial resources. To address our need to for additional resources and because of acquisitions, we have increased in size from 67 employees at December 31, 1995 to 358 as of September 30, 1999. The growth of our business places a significant strain on our management and operations.

   If we are successful in achieving our growth plans, our growth is likely to continue to place a significant burden on our operating and financial systems and increased responsibility for senior management and other personnel. Existing management or any new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to anticipated growth. Our failure to do so could have a material adverse effect on our business and operating results.


OUR GLOBAL LOCATIONS MUST WORK TOGETHER EFFECTIVELY.

   SCM's U.S. headquarters are located in Los Gatos, California, European headquarters are located in Pfaffenhofen, Germany, and research and development facilities are located in Erfurt, Germany, La Ciotat, France, Wokingham, England, Pondicherry, India and Madras, India. In Asia, we are located in Singapore, Taiwan and Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although these difficulties can be reduced through the use of electronic mail and teleconferencing, unforeseen difficulties or logistical barriers in operating in diverse locations may occur. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. Although we believe that our systems are adequate, in the future we may have to implement new systems. Implementation of new information systems, in particular, may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.


WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY INFRINGEMENT.

   SCM's success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are protected under trade secret and copyright laws, which afford only limited protection. SCM generally enters into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. For example, our SwapBox and SwapSmart trademarks are registered in the United States. We continuously evaluate the registration of additional trademarks as appropriate. We currently have seven United States patents issued and three German patents issued. We also have nineteen patent applications pending worldwide. In addition, we have exclusive licenses under four other United States patents, and licenses for two United States patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

   There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. SCM has from time to time received claims that it is infringing upon third parties' intellectual property rights and future disputes with third parties may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.


OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS CANNOT MEET PRODUCTION REQUIREMENTS.

   Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, SCM has shifted volume production of many of our product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd., formerly Intellicard. In addition, we utilize contract manufacturers in China, Taiwan and Europe. Foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability. If we or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.


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

   The markets for our products are characterized by rapidly changing technology. Our customers' needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology could render our existing products obsolete and unmarketable. Therefore, our future success will depend upon our ability to successfully develop and introduce new and enhanced products that meet our customers' increasing expectations and incorporate the latest technology. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. These factors could have a material adverse effect on our business and operating results.


MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

   SCM was originally a German corporation and continues to conduct a substantial portion of its business in Europe. Approximately 54%, 62%, 51%, and 50% of our revenues for the first nine months of 1999 and the years ended 1998, 1997, and 1996, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

   -  tariffs and other trade barriers;

   -  difficulties in staffing and managing disparate branch operations;

   -  currency exchange risks;

   -  exchange controls; and

   -  potential adverse tax consequences.

   These factors may have a material adverse effect on our business and operating results.

   We conduct operations and sell products in several different countries. Over the last two years, we have acquired companies in Japan, Singapore, Great Britain and India. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the German mark, the Japanese yen, the Singapore dollar, the British pound and the Indian rupee, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to our foreign currency exposure. We continually monitor our exposure to currency fluctuations and may use financial hedging techniques when appropriate to minimize the effect of these fluctuations. Even so, exchange rate fluctuations may still have a material adverse effect on our business and operating results. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.


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

   The Committee is composed of various members of our staff. The Committee meets periodically and any findings are reviewed by our executive staff. We have reviewed all of our current product offerings and believe that our current products are Year 2000 compliant. The Committee's general plan of action included inventorying all essential internal equipment, contacting suppliers to ascertain their readiness for Year 2000 compliance, testing all critical systems, implementing a new Enterprise Resource Planning (ERP) system, and resolving all critical problems. With the exception of implementing a new ERP system, the Committee's general plan of action was completed by the end of the third quarter of 1999. The new ERP system is scheduled to be completed in the fourth quarter of 1999.

   We estimate the total Year 2000 costs to be between $100,000 and $150,000. In addition, we plan to implement a new ERP system to serve our worldwide information system, which we estimate will cost $1.3 million to $1.8 million. We have budgeted all Year 2000 costs independently of our information technology department. All costs will be paid from our operating funds.

   SCM has completed a comprehensive inventory and evaluation of our systems, equipment and facilities. We have contacted all essential suppliers and determined that the suppliers' operations, products and services are Year 2000 compliant. We have completed a number of projects underway to replace or upgrade systems, equipment and facilities that were not Year 2000 compliant. We do not have a specific contingency plan should the replacement or upgrade of these systems fail. We are working to develop such a contingency plan.

   In addition, our sales could suffer if our customers divert resources from purchasing our products to resolving their own Year 2000 issues. We cannot be certain that the Year 2000 problem will not have a material adverse effect on our business and operating results.


OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH SCM IN THE FUTURE.

   We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. In particular, we depend on the continued service of Steven Humphreys, our Chairman of the Board, Robert Schneider, our Chief Executive Officer, and Bernd Meier, our President and Chief Operating Officer. SCM provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, our German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with nine months notice, and provides that the officer cannot work for one of our competitors during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce. Therefore, these provisions may not provide us with significant protection. SCM entered into employment agreements with three employees of Shuttle, one of whom is covered by a key man life insurance policy. We do not maintain key man life insurance on any other employees.

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

   -  our ability to effectively manage our business;

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

No matters were submitted to a vote of security holders during the third quarter of 1999.

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



                                     SCM MICROSYSTEMS, INC.

Date:   November 11, 1999


                                     /s/ ANDREW C. WARNER
                                     -------------------------------------------
                                     Andrew C. Warner
                                     Vice President - Finance, Chief Financial
                                     Officer (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS




Exhibit
Number                   Description
-------                  -----------
  27                Financial Data Schedule