Form 10-K405
period 1999-12-31
SCM MICROSYSTEMS INC
filed 2000-03-30
CIK 1036044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $1,487,408,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 24, 2000 registrant had outstanding 14,398,503 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SCM MICROSYSTEMS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   25
Item 3.     Legal Proceedings...........................................   25
Item 4.     Submission of Matters to a Vote of Security Holders.........   25

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   26
Item 6.     Selected Financial Data.....................................   27
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   28
Item 7a.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   45
Item 8.     Financial Statements and Supplementary Data.................   45
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   45

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   46
Item 11.    Executive Compensation......................................   46
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   46
Item 13.    Certain Relationships and Related Transactions..............   46

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   46
            List of Exhibits............................................   47
            Signatures..................................................   49
            Consolidated Financial Statements...........................  F-1

     SCM, CIMax, SmartReady, SmartSecure, St@rKey, SwapBox and SwapSmart are registered trademarks and POD Tool, SmartOS, SwapFTL and are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risk and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Annual Report on 10-K regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of the Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Annual Report on 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1. BUSINESS

     SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into four markets:

     - Digital Television, where our products are used to control access to digital television broadcasts;

     - Broadband Access, where our products are used to provide secure connections between a limited number of users or to control access to subscribed content from a satellite, terrestrial or cable operator;

     - PC/Network Security, where our products are used to control access to PCs, computer networks and the Internet to facilitate enterprise security and secure online transactions; and

     - Digital Media Transfer, where our products expedite the transfer of information between PCs and digital appliances such as digital cameras and digital music players.

Our target customers are manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, primarily to original equipment manufacturers. We also sell through distributors, value added resellers and systems integrators worldwide.

     Operationally, we have organized our business around three divisions:

     - Digital Television, which focuses on products, development, customers and relationships in the global Digital TV and Broadband Access markets, and also includes the operations of Dazzle Multimedia, which focuses on the digital video creation market;

     - PC/Network Security, which focuses on smart card technology based products and development as well as customers and relationships in the global markets for enterprise data security, including public key infrastructure or PKI, and e-commerce security PC and credit card authentication; and

     - Digital Media and Connectivity, which focuses on the global market for connectivity and data transfer between various digital devices and platforms, and which includes the operations of the acquired businesses of Shuttle Technology Group Ltd. and Intermart Systems K.K.

INDUSTRY BACKGROUND

     Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect and control access to these networks and the devices that connect to them. For the enterprise, there is a need to control access to corporate networks and intranets to prevent loss of proprietary data. For consumers and for online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive account information. For digital television broadcasters and Internet Service Providers, there is a need to limit access to broadcast content to paying subscribers. And for downloadable content providers such as Internet music or book companies, there is a need to generate revenues while protecting copyrighted material. In all of these areas, standards-based connectivity devices that provide secure, controlled access are an easily deployed and effective solution.

  Digital Television

     Digital Television, or Digital TV involves the transmission of video signals in a digital format. In contrast to the traditional analog approach, digital signals allow content providers ranging from broadcast television stations and cable carriers to specialty programming producers to deliver very high resolution, high quality video images. Digital TV may take the form of direct satellite broadcast services, digital cable services or a direct terrestrial broadcast. Digital Television makes it possible to provide a broader range of customized, private content and nontraditional services than previously available. For example, businesses, educational institutions and other organizations can broadcast private content such as product information updates, training or educational content to users in disparate locations, or can provide various interactive products and services via the Digital TV medium. Research firm Datamonitor estimates that by 2003, 85 million households will subscribe to Digital Television in North America, Europe and the Asia-Pacific region, compared with 15 million households in 1999. SCM believes that a primary challenge for broadcasters is to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event-by-event pay-per-view privileges.

     The traditional approach to controlling access has been to sell or lease service-specific set-top boxes to subscribers. Set-top boxes descramble and decode digital signals to then convert them into analog signals in order to be compatible with the viewer's analog television. While this approach provides the controlled access desired by broadcasters, it limits the range of content available to the consumer. Consumers wishing to obtain content or services from more than one provider would be required to purchase multiple proprietary set-top boxes. Similarly, the use of proprietary set-top boxes may limit broadcasters' ability to upgrade systems that have already been installed in their customers' homes without a costly replacement process. In addition, the increasing integration of enhanced television features such as digital video disk (DVD) and replay capabilities with set tops makes these products much more suited to an open standards, retail-based sale than a closed, proprietary environment.

     To address the limitations of the closed-system set-top box in Europe, the Digital Video Broadcasting, or DVB Project, an international consortium of over 200 enterprises involved in varying aspects of Digital Television including France Telecom, Deutsche Telekom, Nokia, Sony and Philips, has developed the DVB-CI standard. This standard makes it possible to deliver a universal set-top box capable of receiving content from a variety of providers. The universal set-top box requires use of a smart card token that "unlocks" the specific services to which a consumer has subscribed. With this approach, multiple service providers can deliver digital content to the same "open" set-top box and consumers, using the appropriate conditional access module, can access the content to which they have subscribed. When consumers subscribe to different or additional content services or parents seek to limit the viewing privileges of their children, the service providers need only provide the appropriate smart card to allow access to the new or additional services. The DVB-CI standard addresses the limitations of the closed-system set-top box by making it possible:

     - for customers to use one universal set-top box to access digital content from various service providers by inserting the appropriate conditional access module for each particular service provider; and

     - for service providers to secure access to new or additional services by issuing new tokens coded for access to such services.

     SCM believes that the members of the DVB Project and other interested enterprises will continue to drive the adoption of DVB-CI as the European standard for conditional access to digital content. Moreover, legislation has been enacted in Spain, Switzerland and the United Kingdom mandating that set-top boxes comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. SCM believes that similar standards may be adopted in certain Asian countries in the future.

     In the United States, the Federal Communications Commission, or FCC, has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition by 2005. To support this move, CableLabs, a research and development consortium of U.S. cable television multi-system operators, or MSOs, committed to the development of specifications for an open cable environment, called OpenCable. CableLabs members include leading U.S. MSOs such as AT&T Broadband & Internet Services, Charter Communications, Comcast Corporation, Cox Cable Communications, MediaOne, Inc., Rogers Cable TV Ltd., Shaw Communications Inc. and Time Warner Cable. As part of OpenCable, CableLabs adopted specifications for a removable conditional access device for the U.S. market called a point of deployment (POD) module. The POD module is a PCMCIA Type II device that can incorporate a smart card reader and conditional access software to provide flexible security for digital set-top boxes. Consumer electronics companies including LG, Panasonic, Philips, Samsung and Thomson are driving the development of open standard set top receivers with POD slots so they can participate in a potentially huge new retail market as approximately 80 million existing U.S. cable viewers convert to Digital TV. The first open set top boxes with slots for POD modules will be commercially available in July 2000.

     SCM believes that successful implementation of the DVB-CI, OpenCable and similar standards will require the development of hardware that is capable of real time, high-bandwidth decryption of the video signal and is remotely updatable to permit providers to offer new content and services without the need to replace equipment. While the current implementations of these standards use set-top boxes, SCM believes that as the standards evolve and as flexible hardware solutions become available, the DVB-CI and OpenCable POD capability will also be built directly into televisions, PCs and network computers. These devices would then contain the appropriate security token slot and reader capabilities to access premium content and new interactive services.

  Broadband Access

     According to the Computer Industry Almanac, Internet usage is expected to increase from approximately 44 million Web users worldwide in 1995 to approximately 766 million users worldwide by 2005. More users generate and demand more data. According to Internet news aggregation site The Standard.com, the volume of data traffic on the Net is doubling every 100 days. The Internet is also changing the way people receive, send and relate to information, from news to entertainment to personal or business communication. Information delivered over the Internet is adapting in content and form to include sound, video, images and text, providing a multi-sensory component to communications and the medium to deliver new forms of entertainment, for example interactive games and electronic books. Internet content and services are very image intensive, which require a significant amount of bandwidth allocated to them to transmit and download. Increasingly, video content and services are available on the Internet, which require even more bandwidth to view.

     As subscriber numbers continue to grow exponentially, the Internet's physical infrastructure is taxed to accommodate not only more users, but the increasing volume of data being transmitted. Moreover, high bandwidth content is creating a bottleneck in data delivery over the Internet. The image intensive applications that are a primary feature of the Net also impose limitations on users' ability to download content or services. Today the majority of consumers access the Internet using analog modems that download data through the phone line at a maximum speed of 56 kilobits per second, and typically experience even lower connection rates. This speed is not sufficient to download much of the multimedia content that is pervasive on the Internet.

     Broadband networks that deliver higher speed connections help alleviate the bottleneck created by multimedia Internet content. For example, cable and Digital Subscriber Line, or DSL networks are rapidly being deployed in some areas of the world, giving users increased access to high bandwidth applications. However, cable and DSL infrastructures are unevenly deployed, with high cable penetration in the U.S and low penetration in Europe, for example. Consumers or businesses in areas not served by cable or DSL networks are in many cases unable to take advantage of the multimedia features of the Internet.

     Other types of broadband networks exist which are capable of delivering high bandwidth Internet content. For example, Digital Television networks are an excellent broadband medium. However, the multicast nature of television transmission where the same content is sent to all connection points does not accommodate private or selected delivery of Internet data. Companies wishing to send corporate training documents to global field offices, Internet service or content providers wishing to charge customers for specialized services or tailor content for certain users cannot use unsecured television signals.

     SCM believes that broadband satellite, cable and terrestrial, or local television networks are well suited to carry high bandwidth multimedia Internet content for business-to-business, intranet and business-to-consumer applications. Using these broadband television networks to deliver data and services over the Internet requires two things. First, the content must be secured in order to protect the transmission from unauthorized access. SCM believes the conditional access technology developed for pay-TV services is an effective technology for securing Internet content transmitted over Digital Television networks. Second, PCs must be able to receive and process broadcasts from television networks, which they are not designed to do. SCM believes that broadband receiver devices would allow PCs to access high bandwidth, multimedia Internet content transmitted over satellite, cable or terrestrial networks, enabling a variety of business and consumer applications.

  Network Security

     Enterprise Data Security

     Enterprise computing has evolved from highly centralized mainframe computers to widely distributed client/server network-based solutions. Enterprises today frequently employ one or more local area networks to connect computer users located in a single facility, wide area networks and intranets to connect users in disparate facilities, and the Internet or direct electronic links to provide internal users access to third party information and to provide customers, vendors and other interested third parties with access to an enterprise's computing resources or information. This shift towards distributed computing is being fueled in part by the growing number of mobile computer users and telecommuters that perform some or all of their work while traveling or from home or other locations away from the office.

     Data has become increasingly vulnerable to unauthorized access as enterprises move toward distributed computing and make data more accessible to internal and external users. According to the Computer Security Institute, 64% of respondents to its 1998 CSI/FBI Computer Crime and Security Survey acknowledged that they had experienced unauthorized use of their computer systems within the last 12 months. Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing unauthorized portions, to hackers who have no legitimate rights to access breaking into a network and stealing or corrupting data. The consequences of unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. As a result of the consequences of unauthorized access, many enterprises have been reluctant to make their computing resources as open as may be otherwise desirable, and those that allow access are adopting various security measures to guard against unauthorized access. SCM believes that enterprises seek solutions that will allow them to expand access to data while maintaining adequate security.

     Public Key Infrastructure

     Global commerce activity is increasingly going on-line. Forrester Research anticipates that by 2003, business-to-business transactions over the Internet will reach $1.3 trillion annually. Internet-based transactions pose a significant threat of fraud, eavesdropping and data theft for both companies and individuals.

Information security is therefore a major issue for businesses, which require the same level of confidence and trust to operate in the electronic marketplace place as they have in the traditional marketplace. To have such confidence and trust, parties in a transaction need to have ways to identify each other, to ensure that the information they send to each other is not tampered with, and to ensure that the information they receive is indeed sent from the sender they recognize.

     One solution to this problem is public key technology, which uses a pair of keys, one private and one public, to encrypt information. Information encrypted using the public key can only be retrieved using the complementary private key, and vice versa. With this system, the public keys of all users can be published in open directories, facilitating communications between all parties. In addition to encryption, the public and private keys can be used to create and verify "digital signatures" which can be appended to messages to authenticate the message and the sender. Private and public key pairs are distributed as part of digital certificates. Digital certificates are valid only if issued by an organization that inspires trust. Among the organizations planning to act as certificate authorities are the British post office and a consortium of eight major global banks called Identrus. The structure required to issue, maintain and revoke digital certificates is called public key infrastructure, or PKI. Some companies act as their own certificate authorities, issuing certificates to their employees or business partners solely for business use. The companies typically license software from such public key providers as Verisign, Entrust or Baltimore Technologies. PKI solutions from these companies often involve assignment of digital certificates, which reside on each certificate owners' PC.

     Because the public half of the public/private key pair may be widely available, protecting the private key becomes critical. Storing private keys on the PC, however, is not an entirely secure solution, as the computer is vulnerable to theft of the key or misrepresentation of authority by unauthorized users.

     SCM believes that PKI requires a more secure method of storing digital certificates, including private keys, in order to be successful for business-to-business transactions. We further believe that smart cards are the best solution to address this need for security, as smart cards are secure tokens separate from the computer that cannot be used without a user's password or other identifier. Smart cards are credit card-sized plastic cards that contain an embedded microprocessor, memory and a secure operating system. Widespread use of smart cards for PKI requires the availability of smart card readers that are affordable and able to read smart cards from multiple manufacturers.

     Electronic Commerce

     The proliferation of personal computers, or PCs, in both the home and office combined with widespread access to the Internet have created significant opportunities for online shopping and other electronic commerce. International Data Corporation, or IDC, reports that the total value of goods and services purchased over the Web grew from $3 billion in 1996 to $111 billion in 1999, and project further exponential growth to $708 billion in 2003. SCM believes that a key requirement arising from the growth in online purchasing is adequate data security. In early 2000, attacks on Yahoo!, e-Bay, Amazon.com and other significant Internet commerce sites that overloaded servers and halted transactions demonstrated the vulnerability of current security methods in an increasingly networked communication and commerce infrastructure. While these attacks resulted in no loss of data from these sites, they highlighted the need for secure connections between Internet sites and legitimate users in order to protect both parties.

     As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Accordingly, SCM believes that successful expansion of electronic commerce, particularly outside the U.S., will require the implementation of improved security measures which accurately identify and authenticate users and reliably encrypt data transmissions over the Internet.

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

     Simple examples of tokens include magnetic strip cards, which are plastic cards with data encoded on a magnetic strip on the card. These cards are typically used in automated teller machine, or ATM, and credit card transactions. ATM cards are an example of a two-factor authentication system. ATM cards require the user to possess the ATM card and to know the PIN associated with the card before engaging in any transaction. While suitable for certain applications, the magnetic strip card is subject to counterfeiting, tampering and inadvertent data deletion, and can hold only a very limited amount of information.

     PC Cards represent a more advanced form of token, although their use in security applications has been limited to date. PC Cards are computer peripherals similar in width and length to, but substantially thicker than, a credit card. The standards for PC Cards and the corresponding slots were developed by the Personal Computer Memory Card Industry Association, or PCMCIA. Over the past ten years, PC Card slots have become a standard feature of notebook computers, and today are found in 99% of these devices. IDC estimates that over 22 million units will to ship in 2000. PC Card products have been developed for a variety of functions including modems and memory devices. While virtually all portable PCs being sold today contain at least one, and in many cases two, PCMCIA slots as a standard feature, the PCMCIA standard has generally not been widely adopted for desktop computers. The use of PC Cards as security tokens has been endorsed by the Department of Defense, or the DoD, as part of its Defense Messaging System, or DMS. The DMS uses a PC Card known as "Fortezza" as its standard security token. In connection with the DMS, the DoD has mandated that desktop computers supplied to the DoD and its affiliated agencies must incorporate PCMCIA slots in order to accept the Fortezza PC Card identification/authentication token.

     A further advancement in token implementation is the smart card. Smart cards are credit card-sized plastic cards that contain an embedded microprocessor, memory and a secure operating system. Smart cards have significant advantages over PC Cards, including lower cost, portability and greater durability. Smart cards have been used in applications such as stored value cards, either for making general purchases or for specific applications such as prepaid telephone calling cards, and as health care cards, which are used to store patient and provider information and records. Smart cards are useful as health care cards, for example, because they identify the holder for insurance or government payment purposes and store health records that can be accessed and updated by health care providers. In addition to providing a common record-keeping and stored value solution across multiple languages and currencies, SCM believes that Smart cards are ideally suited to serve as tokens for network and electronic commerce security.

     While the use of smart cards in the U.S. has been limited to a few government, education and healthcare system deployments to date, smart card use is widespread in Europe, where the existence of multiple languages and currencies has created a demand for common solutions that enable businesses and consumers to conduct their affairs effectively and efficiently while moving from country to country. According to Dataquest, the European market for smart cards has far outpaced that of the United States. Dataquest estimates that in 1995 the U.S. accounted for approximately 10 million units, or 2%, of the 544 million unit worldwide microprocessor-based smart card market. In 1999, the U.S. percentage remained the same, while annual smart card sales have grown to 1.7 billion units.

     The benefits of smart cards are beginning to influence industry leaders to incorporate smart card technology into their product development. Microsoft and Netscape have both endorsed smart cards as key components of their respective data security architectures, have released application program interfaces, or APIs, for smart cards and have incorporated smart card access or smart card security features into Microsoft Windows NT 5.0 and Netscape Communicator 5.0, respectively. In addition, Microsoft has incorporated support for smart cards in its Windows 2000 operating system. Sun Microsystems has released a Java API for smart cards and has integrated SCM's SmartOS(TM) smart card interface architecture and Smart Transporter chip into its Java Station in the Java operating system. On the application side, in the second half of 1999, American Express launched the first widescale commercial deployment of smart cards in the U.S. with its Blue credit card. SCM believes that these companies, together with other enterprises with a financial stake in securing access to digital data and enabling secure electronic commerce such as VeriSign, Security Dynamics and Intel will drive the adoption of smart card technology for security applications in the United States. SCM also believes that as smart card-based security systems become accepted in the United States, users outside the United States will adopt similar systems.

     There are several reasons for these endorsements of smart card-based data security solutions. Key end-user benefits include ease-of-use, low cost, convenience and durability. Even more compelling is the architectural simplicity of these systems. E-mail messages, purchase orders, credit card numbers, video clips, data inquiries and other confidential transmissions are secured as they are sent. Therefore, these secure transmissions can be opened only by the intended recipient, thus eliminating many of the security problems that arise from weak points in the digital communications process. Other solutions such as firewalls, secure modems and SSL software may continue to be used or added without interfering with the Smart-Card based security. SCM believes that smart cards provide the easiest, most flexible, most cost-effective way to achieve the key benefits of a secure, authenticated transaction between two or more parties regardless of the specific infrastructure between them. The smart card initiatives launched by the companies discussed in the preceding paragraph indicate that this view is shared by some other influential companies across industries.

     To date, a number of factors have limited broad adoption of smart cards as security tokens. These factors include the requirement for special purpose readers that have been expensive and therefore not widely deployed and the lack of standards governing the operating systems, communication protocols, APIs and similar features of the tokens. These factors have resulted in the deployment of proprietary, closed, smart card reader systems that are not compatible with other systems. In addition, smart cards are relatively low speed serial interface devices that, although capable of providing encryption of passwords or other limited data, are not capable of providing the real-time bulk encryption/decryption required for many secured-access applications.

  Digital Media Transfer

     Digital information is increasingly being used in the home and workplace. PCs, computer networks and the Internet have become the primary conduit for accessing digital content for information and entertainment. The proliferation of PCs in both the home and office, as well as the explosive growth of Internet use, has led to widespread consumer familiarity with the storage, manipulation, transfer and management of digital data. In recent years, new advanced electronic products called digital appliances have emerged which augment the PC in their ability to access or manipulate digital data, including digital cameras, digital audio player/recorders, personal digital assistants, highly portable computers and "smart" cellular telephones. The market for these advanced electronic products is growing rapidly. According to IDC, 18 million digital appliances were shipped worldwide in 1998. IDC expects this number to increase to more than 75 million by 2002.

     The availability of digital appliances, PCs and the Internet offers consumers the opportunity to personalize and exchange digital data generated from a wide range of sources. It has also created demand for better ways to transfer digital data from one source to another. While significant resources have focused on increasing the speed and capacity of the connection between PCs and the Internet, the connection between digital appliances and PCs has yet to achieve the compatibility, simplicity and convenience sought by consumers.

     One of the principal barriers to transferring data between digital appliances and the PC is the variety of flash memory media being used in the market today. Flash memory cards are small digital storage devices used by many of the emerging consumer electronic products to store digital data. They perform much the same function as the familiar 3.5 inch floppy disk, but are much smaller, have additional storage capacity and are rapidly becoming capable of encryption for protecting data. There are currently four major removable flash memory cards and one new card announced and under development, none of which has emerged as an industry standard and none of which is compatible or operable with any of the others:

     - the Toshiba SmartMedia(TM) card;

     - the SanDisk CompactFlash(TM) card;

     - the SanDisk/Siemens MultiMediaCard(TM);

     - the Sony Memory Stick; and

     - the SanDisk/Toshiba/Panasonic SecureDigital(TM) card -- expected to be available in Q2 2000

     A second major barrier to transferring data between digital appliances and the PC is the lack of convenient, well understood connection methods. Digital appliances currently utilize a variety of connection methods to exchange data with personal computers, including:

     - direct connection of the device to the PC with a cable interface such as a serial, USB or parallel port;

     - non-physical transfer of data using an infrared beam; or

     - physical transfer of data using the PCMCIA disk drive on a laptop computer or floppy disk drive on a desktop computer.

     Each of these methods has disadvantages that limit their convenience for use with consumer-oriented digital appliances. For example, direct interface between a home desktop computer and a digital camera or Internet music player requires connecting a cable to the back of the PC, which is inconvenient. Moreover, the speed of transfer of data using this method is very slow. This is inconvenient for the consumer, but it is also detrimental for the effectiveness of the digital appliance, whose batteries must provide power for this type of time-consuming transfer. Certain of the non-cable transfer methods also have inherent limitations. For example, while virtually all portable PCs being sold today contain a PCMCIA slot or infrared interface as a standardized feature, neither the PCMCIA standard nor the infrared interface has generally been adopted for desktop computers. In addition, infrared interfaces have achieved limited market acceptance, primarily because of current reliability concerns.

     While many consumers have increased their use of digital appliances, there is still a large group of potential users that has not ventured beyond desktop PCs because they are intimidated by the inherent difficulty of connecting digital appliances that have non-conforming interfaces and difficult-to-master connections. As a result, we believe that the continued growth of the consumer-oriented digital appliance market will depend in large part upon the ability of users to conveniently transfer digital data between PCs and digital appliances. For example, the rapid growth of the digital camera market is based, to a large degree, upon consumers' desire to both transfer images to family members and others through the Internet and manipulate the captured images with their PCs. The popularity of the Palm(TM) connected organizer was also largely fueled by the ability of consumers to easily connect and transfer data to and from their PCs. Accordingly, one of the principal challenges faced by manufacturers of consumer digital appliances is the convenient transfer of content between their appliances and PCs or other digital appliances.

THE SCM MICROSYSTEMS SOLUTION

     SCM Microsystems' products, technologies and expertise address the need for convenient and secure access to digital content and services in a wide range of consumer, business and government applications including public key infrastructures, corporate intranets, electronic commerce, home banking, pay-per-view broadcasting, digital copyright protection and the PC and delivery of broadband content to the PC. We believe that our solutions provide a necessary component to the market for these applications and others to enable their continued market acceptance and growth. We sell our standards-compliant hardware, software and silicon solutions to OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and they are primarily deployed within our target markets as described below.

  Digital Television

     SCM's products address the emerging market for removable conditional access for digital television, enabling the use of open standards television receivers. Unlike proprietary set tops, open digital receivers separate the security functions from the digital receiver and consolidate them into a conditional access device that becomes the security "lock" on the subscriber's Digital TV system. Because the system is based on open standards, the receiver can accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud.

     We develop and manufacture conditional access modules that are compliant with the European DVB-CI and U.S. OpenCable standards for removable conditional access, enabling digital content and service providers to control and meter access to content and services through the use of inexpensive smart cards. Moreover, our products are designed to use smart cards as keys to activate the high-bandwidth capabilities of PC Cards. By this approach, smart card-based tokens, which by themselves are not capable of descrambling digital video data at the rate required for digital video broadcast, can still be used to control and meter access to Digital TV content and services.

     We also manufacture development and test tools that assist consumer electronics companies to design open digital television receivers that can work with multiple conditional access systems. CableLabs, the U.S. organization overseeing the development of the OpenCable specifications, has endorsed SCM as the sole provider of testing tools to the manufacturers developing open receivers for the emerging U.S. market.

     SCM Microsystems plays a leading role in the development and adoption of removable conditional access systems to support open digital receivers worldwide. We are currently key contributors to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. We have supplied 90% of the open security modules for European Digital TV, and based on that experience, co-authored the specifications for the U.S. POD modules, which are scheduled to begin deploying in July 2000.

     We continue to support the development of the U.S. Digital TV market by working with CableLabs, leading consumer electronics companies and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and set tops, all of which depend on our conditional access modules for encryption and de-encryption. SCM delivers conditional access module platforms to data security/encryption system developers including Mindport, Nagra-Kudelski, Philips, NDS, France Telecom and Telenor.

  Broadband Access

     SCM's products address the need for users to access secured broadband content delivered over Digital Television networks in order to leverage and expand the rich media capabilities of the Internet. We develop and manufacture broadband PC receivers that can access broadband signals from the low cost, ubiquitous satellite network over a secure connection and then seamlessly transfer that content to the PC. Our broadband PC receivers utilize the same conditional access technology as our Digital TV products to protect content from unauthorized access. Use of these products enables high speed Internet access, file delivery, high-quality audio, full-motion video and Digital TV reception that can be used for a variety of uses in commerce, banking, education, and medicine as well as a number of corporate broadcast applications.

     SCM's satellite PC receivers are currently being used or evaluated for applications such as the following:

     - Weekly delivery of high volume training, sales and promotional documents to 20,000 retail sales offices around the world by an automobile manufacturer

     - Complete on-line marketplace including real-time video to provide hotel and restaurant organization members with current selection and pricing information on meat, produce, wine and other foods

     - Deliver high volume, high bandwidth monthly software updates to regional Internet Service Providers by large Internet Service Provider

     In September 1999, we introduced our satellite PC receiver, which utilizes a PC's USB interface to transfer content such as music downloads, push Internet content and MPEG 1 (Moving Pictures Experts Group or a commonly used standard for the compression or storage of audio and video data) and 4 video. The satellite PC receiver enables business-to-business, business intranet and business-to-consumer applications. In December, we demonstrated a cable-ready broadband PC receiver, which we are developing with Microsoft. Compliant with OpenCable standards, this device will enable U.S. cable TV subscribers to use their PCs as multimedia gateways to access and leverage the entire range of premium services offered by cable operators. With a 1394 "FireWire" interface to the PC, the OpenCable receiver will support MPEG 2 transmissions for high definition television viewing. In February 2000, we announced a terrestrial PC receiver that allows Internet Service Providers to utilize the unused portions of the broadcasters' bandwidth to securely deliver custom Internet services to a local or regional subscriber base. We are developing the product in cooperation with Nokia's Multimedia Terminals Group.

  PC/Network Security

     SCM's products address the needs of the PC/Network Security market, enabling rapidly emerging applications such as enterprise data security, Public Key Infrastructure and secure electronic commerce. We are one of the world's premier suppliers of smart card readers, software and ASICs used to control access to computers or networks and to support specialty applications like home banking and on-line credit card transactions. Our smart cards act as a "lock" on the computer or network that can only be opened by a user with a legitimate smart card "key." Use of a smart card, reader and passcode or biometric print enables applications such as Public Key Infrastructure and secure e-commerce, as the digital signature contained on the smart card is securely and indisputably identified by the smart card reader. This identification authenticates the user as the person authorized to gain access to the network, the person who placed the order for goods, etc., with greatly reduced risk of fraudulent representation. In addition, the use of a smart card reader and card for on-line commercial transactions can further protect users by eliminating the need to send credit card information to the PC or out to the Internet, as the reader authenticates the user and then transfers only the user's authorization, rather than the user's data to the PC. For on-line transactions, users with accounts already set up need only authenticate themselves as the legitimate account holder, without need to send credit card information.

     Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software that enable our smart card readers and components to read any of the billions of smart cards in the world, regardless of manufacturer or application. To ensure compatibility with multiple platforms and applications, we offer a range of smart card readers, for both desktop and notebook computers; for general access or specialty applications, such as home banking; and compatible with digital or biometric identification means, such as passwords typed on keyboards or thumbprints placed on the reader.

  Digital Media Transfer and Connectivity

     SCM's products address the need for connectivity between digital platforms as well as connectivity for the rapidly emerging market for digital cameras, Internet music players and other digital appliances that utilize small flash media. IDC estimates that worldwide shipments of digital cameras and music players will grow from approximately 7 million in 1999 to more than 30 million by 2001. We offer a range of products that enable quick and convenient transfer of digital content by providing a direct interface to the PC for the flash memory cards rather than the digital appliance itself. Desired digital content can be rapidly uploaded from or downloaded onto the flash memory card, which can then be re-inserted into the digital appliance.

     Our products provide specialized connections between various commonly used platform interfaces such as USB and SCSI and various digital media, including CompactFlash, Multimedia Card, and SmartMedia. In addition, Our digital media combo readers read and write digital content from multiple storage devices -- such as CompactFlash, SmartMedia and PC Cards -- alleviating the need for a special reader for each digital appliance using a different flash memory card or other storage media.

     We are also developing secure digital media readers for a new class of flash memory cards, called Secure Digital, or SD memory cards. The SD Memory card addresses the need for fast, secure and convenient transfer and storage of copyrighted or sensitive digital content, which is an increasing concern as the Internet becomes a more viable venue for selling content such as music. Copyrights on content such as music or audio books protect the composer, artist or author, but cannot be enforced without some way to secure the data being transferred over the Internet. SCM believes our products are well suited to address the need for rapid transfer of secure digital content as this market accelerates.

     Revenues and gross profit for these product groups are disclosed in Note 12 of the Notes to the Consolidated Financial Statements in this document.

STRATEGY

     SCM Microsystems' objective is to utilize our core expertise in security and conditional access technologies as well as our wide-ranging expertise in interfacing and connectivity with multiple digital platforms to meet the growing demand for secure access to digital information and networks. We believe we are well positioned to capitalize on the significant growth projected in the Digital TV, Broadband Access, PC/Network Security and Digital Media Transfer markets. Key elements of our strategy include the following:

     Leverage Technology Base; Support Open Systems and Interoperability. We have developed extensive expertise and intellectual property in Digital TV conditional access, PCMCIA, smart card and digital interfacing technologies. We intend to continue to leverage this technology base to provide products that can operate across a variety of hardware platforms and software environments. Much of our technology incorporates firmware-based features which enable products to be upgraded as new operating systems, conditional access systems or communication protocols are adopted. In addition to enabling us to respond quickly to industry developments with properly tailored products, this upgradable architecture protects the investments made in hardware and silicon by us and our customers.

     Expand Range of Product Applications. Most of our current products are designed to provide flexible interoperability between smart cards or flash media cards and devices such as PCs, television set-top boxes and digital cameras or music players. In addition, we continually adapt our technology to meet the requirements of specialized applications such as home banking, credit card authentication and biometric, or fingerprint readers. We intend to expand the range of our product offerings to address additional specialized applications such as health care records and identification, public key infrastructure deployment, Internet and intranet access and compatibility with additional digital appliances. In addition, we have developed chip-level versions of certain of our products in order to reduce their cost and facilitate their easy integration into future generations of televisions, PCs and other digital platforms. These include SCM's SmartTransporter chip for smart card readers, the CIMax(R) DVB-CI chip for the Digital TV conditional access module market and several ASICs used for interfacing host platforms to peripheral devices, such as fingerprint readers, digital media readers or other external storage devices. We intend to continue to develop silicon-level versions of, and to pursue silicon-level integration of, our products in an effort to increase the effectiveness of our products and reduce their cost.

     Increase Penetration of Major OEM Customers; Expand Customer Base. We currently sell a majority of our products to a number of OEM customers. We intend to pursue additional opportunities with existing customers by leveraging our relationships to increase sales. For example, our existing relationships provide us with insight into the current and future needs of our customers, enabling us to design specific products to meet their additional product needs. In addition, we attempt to locate our technical, sales and marketing resources close to our OEM customers in order to provide them the highest level of service. Moreover, we believe that as the needs for data security increase, a significant number of additional participants will enter the market. We intend to expand our customer base by pursuing opportunities with these new market entrants.

     Expand Strategic Industry Relationships. We have formed strategic relationships with a number of key industry players such as Gemplus, Intel, Microsoft, SanDisk and Telenor. These relationships provide us with access to leading edge technology, marketing and sales leverage and access to key customers and accounts. We intend to continue to leverage these relationships and to identify additional key industry players with which to form strategic relationships. See "Collaborative Industry Relationships."

     Support Standards Setting Organizations. We intend to continue to participate in the standards setting activities for the industries we address. We are a founding member of PCMCIA and the DVB Project and support the Common Data Security Access standard developed by Intel and adopted by Netscape. Our smart card reader products are compliant with the RSA public key cryptographic system number 11, or PKCS #11, standard (a commonly used standard for encrypting and decrypting digital information). Through our participation in standards setting organizations, we contributed to the adoption of the DVB-CI specification as the standard by the PCMCIA. In addition, we were instrumental in proposing and developing the point of deployment conditional access module adopted as part of the OpenCable specification for the U.S. cable television market. Further, SCM maintains voting positions with CompactFlash Association, MultiMedia Card Association and Secure Digital Association to help develop the standards for digital media cards. We intend to maintain an active role in these and other standards setting groups in order to continue to have our technologies adopted as standards where appropriate and to keep apprised of technological advancements as they are developed.

     Acquire Complementary Technologies, Products and Companies. SCM believes we can expand our solution set, technologies and market position by acquiring or licensing complementary technologies and products and by acquiring companies engaged in complementary businesses. Over the last two years we made several acquisitions and we intend to pursue additional acquisitions and opportunities in the future.

TECHNOLOGY

     Most of the markets in which we participate are young, and their needs will evolve as they mature. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEMs increase their knowledge and volume sales of the technologies being provided. SCM Microsystems is committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our business divisions and across markets.

     Chip-Level Integration. SCM has implemented a number of our core products and technologies into custom silicon devices. These include the SmartTransporter chip, the CIMax DVB-CI chip and a custom PCMCIA controller based on technology licensed from Intel and optimized by us. Additionally, SCM's parallel and USB silicon is implemented within digital media and connectivity products, as well as licensed to other peripheral manufacturers.

     Silicon and Firmware. We have developed physical interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader's hardware. For digital media and connectivity, SCM leverages our firmware expertise to provide better compatibility among devices, computer platforms and media storage cards.

     Proprietary Software. SCM has developed a flexible proprietary software architecture for real-time downloading of firmware for new smart card protocol handling requirements into a flash memory chip that resides on the smart card reader. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader's hardware. We have filed patent applications for this software application. SCM also adds value to our digital media products via software, which allows our customers to perform specialized functions such as formatting media storage cards.

     Complete Hardware Solutions. SCM provides complete hardware solutions that we customize in form factor and feature to accommodate the specific requirements of each customer. For example, we have designed and manufactured digital media reader cases in multiple sizes, colors and shapes to meet customer specifications. Our hardware products also address the wider needs of the market for differentiation between various digital media. In addition, we have entered into technology licensing agreements with Gemplus and, more recently, Schlumberger, two of the largest smart card manufacturers in the world, in order to provide SCM with broader intellectual property rights in this area.

PRODUCTS

     SCM Microsystems develops and sells products that enable people to conveniently access secure digital content and services. Our products include advanced silicon, software and complete hardware solutions that enable secure exchange of electronic information for applications such as e-commerce and broadband content delivery by providing controlled access points to platforms such as PCs, Internet music players, and digital television set-top boxes. We have developed our products using our core competencies in smart card and PC interoperability, digital television conditional access and PC Card expertise and flash memory chip experience. We provide high quality, easy-to-use solutions in the following product categories:

             DIGITAL TELEVISION                                  FEATURES
             ------------------                                  --------
SwapAccess(TM) DVB-CAM modules...............  - A multi-function PC Card that can include smart card read/write capabilities, MPEG2
                                                 descrambling, DVB descrambling and pay-per-
                                                 view functions
                                               - Utilizes a smart card to control access to
                                               digital content
                                               - Enables "open" set-top boxes
                                               - Compliant with the DVB-CI and OpenCable
                                                 standards
POD Tool( TM) POD Interface Qualification
  Tool.......................................  - A CableLabs(R) certified qualification tool that performs point of deployment (POD)
                                                 module simulation and debugging functions
                                               - Enables development and certification of
                                                 OpenCable(TM) compliant Cable-ready TV
                                                 receivers with the POD Module Interface
                                                 Specification and the OpenCable(TM) Copy
                                                 Protection for POD Module Interface
                                                 Specification
CIMax DVB-CI common interface
  chip hardware controller...................  - The hardware extension of SCM's second generation common interface integration
                                                 package (CI Pack+) that enables common
                                                 interface driver software to directly
                                                 address two complete independent common
                                                 interface modules

             DIGITAL TELEVISION                                  FEATURES
             ------------------                                  --------
                                               - Includes the necessary I/Os to interface
                                               the MPEG Transport stream generated by the
                                                 receiver demodulator and to daisy chain it
                                                 through two modules and back to the
                                                 demultiplexer
                                               - Interfaces with major digital television
                                                 microprocessors
                                               - Includes a memory mode that allows the use
                                               of any of the two common interface slots to
                                                 read/write an 8-bit PC Card memory card
Dazzle DV-Editor and Dazzle Digital
  Photo Maker................................  - MPEG digital video adapter products for creating TV-quality video and high resolution
                                                 photos on the PC
                                               - Includes the necessary hardware and
                                               software to record MPEG digital video and
                                                 capture still images from video cameras
                                                 onto the computer
                                               - Products also allow users to edit, archive
                                               and publish captured video or still images to
                                                 emails or Websites
                                               - Interface with PCs and Mac computers via
                                                 parallel or USB port

              BROADBAND ACCESS                                   FEATURES
              ----------------                                   --------
St@rKey(R) PC Satellite Receiver.............  - An external device enabling reception of broadband satellite based services on the
                                                 PC
                                               - Supports multicast and unicast services
                                               such as file delivery and video/audio
                                                 streaming including all required security
                                                 features
                                               - USB interface

             PC/NETWORK SECURITY                                 FEATURES
             -------------------                                 --------
SwapBox(R) PC Card adapters..................  - A peripheral with a PC Card slot that enables desktop PCs and workstations to
                                                 accept all sizes of PC Cards (Types I, II
                                                 and III)
                                               - Supports a wide variety of PC Card
                                               peripherals, including Ethernet, fax/data
                                                 modems, SCSI, ATA hard drives, flash
                                                 memory, GPS and Fortezza cards
                                               - Available in wide variety of configurations
                                               (single and dual slots, front and rear
                                                 access, floppy/PC combination)
                                               - Supports a wide variety of platforms (Win
                                               3.X, 95, NT, OS/2, DOS, Solaris, Unix) and
                                                 architectures (ISA, PCI, Sbus, USB, EPP,
                                                 SCSI)
                                               - Compliant with the PCMCIA standard
SwapSmart(R) smart card readers..............  - A smart card reader that fits in a PC Card slot
                                               - Supports all ISO 7816 smart card protocols
                                               as well as asynchronous and synchronous smart
                                                 cards, and supports dual or single card
                                                 applications
                                               - Incorporates an upgradable firmware-based
                                               chip set so that the reader can be
                                                 automatically updated with additional smart
                                                 card operating systems, protocols and
                                                 emerging industry standards

             PC/NETWORK SECURITY                                 FEATURES
             -------------------                                 --------
                                               - Supports a wide variety of platforms (Win
                                               3.X, 95, NT, OS/2, DOS, Solaris, Unix) and
                                                 architectures (ISA, PCI)
                                               - Compliant with the PCMCIA standard
SmartOS universal smart card interface
  architecture with SmartTransporter chip....  - A chip and accompanying software which provides a cost-effective universal smart
                                                 card reader interface easily integrated
                                                 into a wide range of devices
                                               - Supports all ISO 7816 smart card protocols,
                                               as well as synchronous and asynchronous smart
                                                 cards
                                               - Software upgradable to support new smart
                                               card protocols, functions and industry
                                                 standards
                                               - Includes dual smart card support, serial
                                               and parallel interfaces, LCD and keypad
                                                 controls

       DIGITAL MEDIA AND CONNECTIVITY                            FEATURES
       ------------------------------                            --------
Digital Media Readers........................  - An external device that enables high-speed data transfer from any variety of small
                                                 form-factor storage media to a PC or laptop
                                               - Reads all major digital media
                                               (CompactFlash, SmartMedia and MultiMedia
                                                 Card)
                                               - Interfaces with the PC or laptop through a
                                                 variety of portals (USB, parallel, and
                                                 PCMCIA)
Intelligent Cables and ASICs.................  - Finished products or custom application-specific integrated circuits
                                                 ("ASICs") which enable devices such as
                                                 scanners, CD-reader/writers, printers,
                                                 digital cameras, and high-speed disk drives
                                                 to interoperate with a host platform (PC,
                                                 laptop, etc.) through any of its interfaces
                                                 (USB, 1394, PCMCIA, parallel, ATA/ATAPI and
                                                 SCSI)
                                               - Customized designs for OEMs which
                                               significantly reduce their time-to-market for
                                                 new products

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

     SwapAccess is the world's first implementation of the DVB-CI standard. Our DVB-CAM technology enables a variety of critical functions including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games. Since SwapAccess can be used in any DVB-CI or NRSS-B compliant "open" set-top box, it allows acceptance of a single solution for different set-top box systems. We believe that the use of smart card technology combined with the DVB-CI or NRSS-B standard will eliminate the need for multiple set-top boxes in order for users to access a broad range of desired broadcast data. SwapAccess has already been selected, directly and indirectly, by many companies in Europe, including major content providers such as France Telecom, Telenor (Norway Telecom) and The Kirch Group (BetaDigital/ Beta Research); consumer electronics companies such as Nokia, Panasonic, Philips and Toshiba; and broadcasters such as BBC, ITV (UK), Channel 4 (UK), Telefonica (Spain) and SVT (Sweden). In February 1998, CableLabs, a research and development consortium of cable television system operators including most of the largest MSOs in the United States, adopted a standard for a point of deployment module as part of the OpenCable specification. The OpenCable standard is an extension of the NRSS-B standard. SwapAccess is fully compliant with the NRSS-B and OpenCable standards as currently proposed. We have been active and remain active in the definition and adoption of the NRSS-B and OpenCable standards, and intend to keep SwapAccess compliant with such standards as they evolve. We believe that similar standards may be adopted in certain Asian countries in the future.

POD TOOL

     An important objective of the OpenCable specifications for U.S. Digital TV is the ability of multiple set top boxes from different manufacturers to access and process security signals from various conditional access vendors that are transmitted along with Digital TV or Internet content. The POD Tool is a CableLabs(R) certified qualification device that uniquely enables development and certification of OpenCable(TM) compliant Cable-ready TV receivers with the Point Of Deployment (POD) Module Interface Specification and the OpenCable(TM) Copy Protection for POD Module Interface Specification. The POD Tool covers all host interface channels: in-band, out-of-band, data and extended channels, and includes database management, scenario editor and trace monitoring features to easily execute complex and repetitive test routines.

     The POD Tool supports two operational modes: simulation and debugging. For simulation, the POD Tool tests the host interface by emulating a POD module and applying pre-defined test scenarios and verifying the responses. For debugging, the POD Tool records and analyzes bi-directional POD interface transactions between the tested host and actual modules. The POD Tool is software upgradable, enabling new features to be added and to support further standard extensions.

CIMAX

     The CIMax controller is the hardware extension of our second generation common interface integration package (CI Pack+) that enables CI Driver software to directly address two complete independent common interface modules. We believe that CIMax offers a solution for digital television manufacturers that want to quickly implement common interface. CIMax includes the necessary I/Os to interface the MPEG Transport stream generated by the receiver demodulator and to daisy chain it through two modules and back to the demultiplexer. CIMax interfaces with major digital television microprocessors and includes a memory mode that allows it to use any of the two common interface slots to read/write at 8-bit and PC Card memory card. This features gives the receiver memory extension capability for software upgrades and better performance.

DAZZLE PRODUCTS

     Dazzle's products, including its Digital Video Creator and Digital Photo Maker, are plug-and-play devices for novice to advanced users, which focus on applications for using TV-quality digital video. Applications include creating and editing home videos, creating streaming audio and video for Web pages and video e-mail, developing video-enhanced PowerPoint presentations, and designing and distributing educational or training materials on CD-ROMs.

     Dazzle sells its products in the U.S. and Japan primarily through large specialized distributors such as Ingram Micro and Tech Data and various retail outlets such as Best Buy, Fry's, Office Depot and Sears.

ST@RKEY PC SATELLITE RECEIVER

     Our St@rKey PC Satellite Receiver is an external device that enables reception of broadband satellite based services on the PC. Using a USB connection this plug and play device supports multicast and unicast services such as file delivery and video/audio streaming including all required security features.

     St@rKey delivers broadband video and data direct to the desktop or notebook PC, including high-speed access for multicast services and for individual Internet access. The flexible security architecture of St@rKey enables access to secure Internet applications such as e-commerce as well as digital pay-TV services.

     St@rKey PC Satellite Receivers support the DVB-CI conditional access interface specifications and have a built in universal smart card reader. The smart card interface enables e-commerce capabilities featuring different secure levels.

SWAPBOX PC CARD ADAPTERS

     Desktop PCs and workstations, in contrast to laptop and notebook PCs, generally do not come equipped with PC Card slots. Our SwapBox products are devices with PC Card slots designed to be installed by OEMs into desktop computers, workstations and servers. Coupled with PC Card security tokens, cards or smart card readers such as our SwapSmart reader, SwapBoxes allow enterprises to effectively implement authentication, integrity and confidentiality. Flash memory cards are widely used with SwapBoxes and our proprietary SwapFTL(TM) software for data collection applications. SwapBoxes accept any PC Card compliant cards including readers for small form factor memory devices such as Compact Flash, SSFDC, Multimedia and Miniature Cards, allowing flash memory cards to be inserted into PCs for quick and easy exchange of electronic images, digital audio recordings and text files.

SWAPSMART SMART CARD READERS

     The SwapSmart reader is a device in a PC Card form factor that provides a portable, universal, secure and cost effective bridge between smart cards and the mobile PC or other products which have PC Card slots. The SwapSmart reader supports all ISO 7816 smart card protocols as well as asynchronous and synchronous smart cards. Furthermore, because the SwapSmart reader incorporates an upgradable firmware-based chip set, the functionality of SwapSmart products can be remotely updated as additional smart card operating systems and protocols come into use. In addition to broad smart card support, the SwapSmart reader is easily accessible from a wide variety of operating systems and platforms. The SwapSmart reader enables easy access to the growing number of smart card applications such as network, virtual private network and firewall security as well as local and remote computer access control. Additionally, the SwapSmart reader makes it possible to use smart cards for user authorization and authentication, for e-mail and for secure transactions required for electronic commerce. Because of its encryption capabilities, the reader is well suited for security applications, particularly mobile computing security.

     Currently, we are working with Microsoft Corporation PC/SC Workgroup and Sun Microsystems to ensure that our smart card interface products support the new open specifications for integrating smart cards with PCs, network computers and workstations. By supporting a wide range of smart cards and complying with the open standards set by the PC/SC Workgroup, SCM's smart card interface products provide maximum interoperability among smart cards and easy access to smart card applications for mobile or desktop PCs. For example, the SwapSmart reader is compliant with the B1 specification for smart card readers developed by Deutsche Telekom, as well as with Microsoft's Smart Cards for Windows.

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

DIGITAL MEDIA READERS

     Our digital media readers enable easy, high speed transfer of the data between any of the three primary digital media form factors (CompactFlash, SmartMedia and MultiMedia Cards), digital appliances such as digital cameras or music players and the PC. They provide a "bridge" between the consumer electronic device and the personal computer, and are a major factor in the race to provide greater usability and functionality for the end user. Our readers meet OEM customers' needs because of their wide range of functionality, interface capabilities and low cost.

INTELLIGENT CABLES AND ASICS FOR CONNECTIVITY SOLUTIONS

     Many digital devices such as scanners, digital cameras, hard disk drives, CD-RWs, DVD, tape and other removable storage products require high-speed connectivity to PCs. We work closely with our OEM customers to ensure their time to market needs, cost and compatibility requirements are met. Our intelligent cables and custom ASICs support all major operating systems, and enable OEM customers to focus on their products' core functionality instead of the connectivity interface. Our intelligent cables and ASICs enable interconnectivity through USB, 1394, parallel, PCMCIA ATA/ATAPI and SCSI ports, providing versatility, increased functionality and extension of the life cycle of our customers' existing products.

CUSTOMERS, SEASONAL TRENDS AND APPLICATIONS

     Our products are targeted at OEM computer, telecommunication and Digital TV component and system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 40% of our total net revenues in 1999. In 1999 no customer exceeded 10% of our revenues. In 1998 and 1997, BetaDigital, a division of the Kirch Group, accounted for 17% and 27%, respectively, of our revenues. In addition, Pemstar Inc. accounted for 14% of our revenues in 1997. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results. See "Factors That May Affect Future Operating Results -- A Significant Portion of Our Sales Comes From a Small Number of Customers."

     Approximately 8%, 12% and 17%, of our net revenues for the years ended 1999, 1998 and 1997, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DoD. We believe that indirect sales to the DoD are subject to a number of significant uncertainties, including time and availability of funding, unpredictable changes in the timing and quantity of orders and the generally competitive nature of government contracting. Furthermore, the DoD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

     Our business and operating results reflect seasonal trends. We have typically experienced lower net revenue and operating income in the first quarter and second quarter and higher net revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to two factors. The first is the retail selling cycles of our OEM customers in our Digital Media and Digital TV businesses. SCM sells readers for digital cameras and Internet music players in the U.S. and digital video broadcasting products in Europe. Because OEMs typically bundle our devices into their consumer products, and because the market for consumer products is stronger in the second half of the year, our business is impacted as well. We expect that our sales to consumer-oriented OEMs will increase, and the seasonal trends that effect our business and operating results will continue. The second factor is related to the budgeting cycle of the U.S. government, which is heavily weighted to the second half of the calendar year. Because OEMs incorporate our data security products into PCs and workstations that are then sold to the U.S. government, the government's budget cycle influences the dynamics of our business as well.

SALES AND MARKETING

     We market, sell and license our products worldwide primarily to OEMs, and also through distributors, value added resellers or VARs, system integrators and resellers and through a direct sales and marketing organization. As of December 31, 1999, we had 88 full-time employees and consultants engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs.

     In support of our sales efforts, we conduct sales training courses, comprehensive targeted marketing programs, including public relations, advertising, seminars, trade shows and ongoing customer and third-party communications programs. We also seek to stimulate interest in digital information security through a public relations program, speaking engagements, white papers, technical notes and other publications.

     At December 31, 1999, our backlog was approximately $34 million, as compared to approximately $27 million at December 31, 1998. Our backlog consists of all written purchase orders for products which have a scheduled shipment date within the next six months. Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within 30 days after the customer submits a firm purchase order. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

COLLABORATIVE INDUSTRY RELATIONSHIPS

     We are party to collaborative arrangements with a number of corporations and are a member of key industry consortia. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. SCM's future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. These arrangements may not result in commercially successful products.

     Gemplus. In September 1997, SCM and Gemplus, a leading smart card manufacturer, reached an agreement to explore cooperative opportunities in several areas. The agreement includes the development of a single smart card reader chip and software core to form the basis of a family of smart card readers to be sold by both companies as well as the development of next-generation smart card readers. SCM and Gemplus have also agreed to examine joint marketing and market development activities and joint manufacturing opportunities. The two companies also believe that standard setting will accelerate market acceptance of both companies' products and so have agreed to explore joint use of a single DVB-CAM based on the DVB-CI standard and joint use of a single PCMCIA smart card reader. The companies are not required, however, to reach a binding cooperative agreement covering any of the foregoing items and there can be no assurance that we will reach such an agreement. Nonetheless, as an initial step in this cooperation, we have entered into a cross-license agreement with Gemplus for PCMCIA-based smart card reader technology, DVB-CI technology, and related patents and intellectual property.

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

     Sun Microsystems. In January of 2000, SCM and Sun Microsystems finalized an agreement for the supply of SCM's smart card technology into multiple Sun platforms. Included in the agreement is the sale of smart card readers designed to be installed into 3.5 inch drive bays of Sun workstations. For support of legacy systems, an external device, which interfaces to the Sun serial port, will be supplied. Support for both devices is being included in the Solaris operating system. SCM also provides smart card interface silicon to Sun for thin client platforms.

     Microsoft. In September of 1999, SCM Microsystems and Microsoft began collaboration on the demonstration of an OpenCable(TM) compliant cable ready receiver that allows PC users in the United States to use their PC as a digital set top box, and thereby receive digital cable TV and data transmissions. The device was publicly demonstrated at the Western Cable Show in December of 1999 in the Microsoft booth, and the CableLabs CableNet(TM) booths. The collaboration between SCM and Microsoft continues, and is expected to result in a product release later this year by SCM.

     DVB Project. We are a member of the DVB Project, an international standards body with over 200 members that was founded in 1993 to define platforms for the Digital Television industry. Other key members include France Telecom, Deutsche Telekom, Telenor, Nokia, Sony and Philips. In 1994, we were instrumental in the DVB Project's adoption of the PC Card standard as the common interface for digital set-top boxes. As a key contributor to the DVB Project, we advance and oversee proposals to provide optimum interoperability between PC Cards and digital set-top boxes.

     OpenCable. We are a founding member of the OpenCable project, a fast track initiative of the cable television industry with a goal of attaining interoperable digital set-top boxes manufactured by multiple vendors. OpenCable was launched in September 1997 by Cable Television Laboratories, Inc. (CableLabs(R)) a research and development consortium of cable television system operators, including most of the largest multi-system operators, or MSOs in the United States. The OpenCable process is intended to foster competition among suppliers for key elements of digital cable networks, while ensuring interoperability of devices connected to cable networks. SCM has played a leading role in OpenCable, including co-authoring the OpenCable standards specifications for conditional access to Digital TV in the U.S. We are also the primary source of CableLabs-certified qualification tools used by consumer electronics manufacturers around the world preparing to enter the retail Digital TV market.

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

     PCMCIA. We are an executive and founding member of Personal Computer Memory Card International Association (PCMCIA), an international standards body and trade association with over 500 member companies. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Advanced Micro Devices, AMP, Centennial, Compaq, IBM, Intel, Texas Instruments, 3Com Corporation, Toshiba and Xircom. Since 1990, we have been a member of PCMCIA in Europe. In 1996, we introduced to PCMCIA the DVB-CI standard which was adopted as an extension to its PC Card standard Release 2.0.

RESEARCH AND DEVELOPMENT

     To date, we have made substantial investments in research and development, particularly in the areas of physical, token-based access devices and connectivity interface devices. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to enable SCM Microsystems to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

     Our research and development expenses were approximately $8.9 million, $6.4 million and $4.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, we had approximately 152 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in India, France and Germany. We have in the past funded a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized approximately $3.0 million, $2.8 million and $1.4 million in technology development revenues in 1999, 1998 and 1997, respectively.

MANUFACTURING AND SOURCES OF SUPPLY

     We supplement our internal manufacturing capabilities with contract manufacturers in both Europe and Asia. We have implemented a global sourcing strategy that we believe will enable us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. In the event any of our contract manufacturers were unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

     We believe that our success will depend in large part on our ability to provide quality products and services. As of December 31, 1999, we had 87 full-time employees engaged in manufacturing activities. We have a formal quality control program to satisfy our customers' requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products and the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently purchase ASICs for our Digital TV modules exclusively from TEMIC and ST Microelectronics, PCBs for SwapBoxes exclusively from Vertek in Taiwan and another supplier in Korea, smart card connectors exclusively from ITT Canon and another supplier and SwapSmart mechanical components exclusively from Stocko. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

COMPETITION

     The market for digital data security, access control and digital media transfer products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

     - Gemplus in DVB-CAM modules;

     - Pinnacle in digital video creation;

     - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

     - Gemplus, Litronic, PubliCard and Towitoka in smart card readers and universal smart card reader interfaces; and

     - Carry Computer Engineering, DataFab and SmartDisk for digital media readers and connectivity.

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

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, where our products present an alternative solution to those of established competitors, incumbent suppliers may prevent us from entering markets, and we may be unsuccessful with our products. Finally, increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could harm our business and operating results.

     We believe that the principal competitive factors affecting the market for our products include:

     - the extent to which products support industry standards and provide interoperability;

     - the extent to which standards are widely adopted and product interoperability required within industry segments;

     - technical features;

     - ease of use;

     - quality/reliability;

     - level of security;

     - strength of distribution channels and price.

     While we believe that we compete favorably with respect to these factors, we may not be able to successfully compete due to these or other factors and competitive pressures we face could materially and adversely affect our business and operating results.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     SCM's success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. Our SwapBox, SwapSmart, SwapAccess, SmartReady(R), SmartOS, SmartSecure(R), St@rKey and CIMax trademarks are registered in the United States and/or in Europe. We continuously evaluate the registration of additional trademarks as appropriate. We currently have seven United States patents issued and five European patents issued. We also have nineteen patent applications pending worldwide. In addition, we have exclusive licenses under four other United States patents, and licenses for two United States patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. SCM has from time to time received claims that it is infringing upon third parties' intellectual property rights and future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

EMPLOYEES

     As of December 31, 1999, we had a total of 377 full-time employees, of which 152 were engaged in engineering, research and development; 88 in sales and marketing; 87 in manufacturing; and 50 in general management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

     Our corporate headquarters are in Los Gatos, California, where we lease approximately 23,500 square feet pursuant to a lease agreement which expires on December 31, 2001 and contains an option to renew the lease for an additional three-year term. Of this amount, approximately 5,760 square feet is subleased to a third party under a sublease which expires December 31, 2001. Our European headquarters are located in Pfaffenhofen, Germany, where we lease approximately 6,000 square feet pursuant to a lease agreement dated September 30, 1994. The Pfaffenhofen lease ends on June 30, 2000. In 1998, we acquired Intermart, headquartered in Tokyo, ICS, headquartered in Singapore, and Shuttle, headquartered in the U.K. The Tokyo lease covers approximately 1,200 square feet and expires in October 2000. The Singapore lease covers approximately 38,000 square feet and expires in December 2002. The U.K. lease covers approximately 10,950 square feet and expires in September of 2015. Dazzle leases approximately 13,400 square feet at its present facility that expires October 31, 2000. Dazzle has entered into a leasing arrangement for a new facility with approximately 38,400 square feet that will start April 16, 2000 and ends March 31, 2003. We also lease our research and development facilities in La Ciotat, France, Pondicherry, India and Madras, India. We believe that our existing facilities and current arranged expansion for Dazzle are adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

     SCM has been notified by Smith Corona Corporation ("Smith Corona") that Smith Corona believes that the "SCM" in our name, logo and a certain product name infringe a trademark held by Smith Corona and that we have engaged in unfair competition. We believe that we have defenses to Smith Corona's claim and have so notified Smith Corona. In the event that Smith Corona were to initiate legal proceedings against us with respect to this matter, we would vigorously defend the action. Defending any action can be costly and time consuming regardless of the outcome and, as with any litigation matter, there can be no assurance that the outcome of any such dispute would be favorable to us. An unfavorable outcome in the matter could subject us to monetary damages and may result in our having to change our name and logo, which would require us to incur costs and may result in a loss of the goodwill associated with our name and logo.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to SCM's stockholders during the fourth quarter of 1999.

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

                                                NASDAQ
                                            NATIONAL MARKET         NEUER MARKT
                                           -----------------    --------------------
                                            HIGH       LOW        HIGH        LOW
                                           -------    ------    --------    --------
FISCAL 1997:
Fourth Quarter (From October 7, 1997)....  $ 31.50    $19.13     DM51.20     DM38.00

FISCAL 1998:
First Quarter............................  $ 88.00    $23.59    DM159.70     DM41.50
Second Quarter...........................  $ 78.88    $52.00    DM147.30     DM89.00
Third Quarter............................  $ 68.75    $42.69    DM123.50     DM72.00
Fourth Quarter...........................  $ 78.25    $30.00    DM121.50     DM49.00

FISCAL 1999
First Quarter............................  $ 94.75    $60.75    DM168.20    DM110.11
Second Quarter...........................  $ 75.88    $40.75    DM132.02     DM79.60
Third Quarter............................  $ 51.63    $38.50     DM97.79     DM69.92
Fourth Quarter...........................  $ 71.13    $40.63    DM131.04     DM75.69

FISCAL 2000
First Quarter (through March 24, 2000)...  $128.50    $49.50    DM258.17    DM101.90

     On March 24, 2000, the closing prices of our common stock were $110.25 per share as reported by the Nasdaq National Market and DM219.04 per share as reported by the Neuer Markt of the Frankfurt Stock Exchange. As of March 24, 2000, we had approximately 2,500 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               1999       1998      1997      1996      1995
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue................................  $127,288   $ 85,009   $46,423   $30,152   $23,588
Cost of revenue............................    82,624     57,148    30,213    21,030    19,076
                                             --------   --------   -------   -------   -------
Gross profit...............................    44,664     27,861    16,210     9,122     4,512
Operating Expenses:
  Research and development.................     8,900      6,356     4,501     3,196     1,809
  Sales and marketing......................    13,322      8,904     5,923     4,459     3,128
  General and administrative...............    12,558      9,288     3,872     2,375     1,820
  In-process research and development......       900      3,101        --        --        --
  Impairment of goodwill...................        --      5,211        --        --        --
  Other acquisition and integration
     charges...............................     1,168      3,153        --        --        --
                                             --------   --------   -------   -------   -------
          Total operating expenses.........    36,848     36,013    14,296    10,030     6,757
                                             --------   --------   -------   -------   -------
Income (loss) from operations..............     7,816     (8,152)    1,914      (908)   (2,245)
  Interest income (expense), net...........     6,365      5,832       815      (309)     (381)
  Foreign currency transaction gains.......       314        192       688       288        42
                                             --------   --------   -------   -------   -------
Income (loss) before income taxes and
  minority interest........................    14,495     (2,128)    3,417      (929)   (2,584)
  Provision for income taxes...............    (4,801)    (2,845)   (1,068)      (19)      (78)
  Minority interest in earnings of
     consolidated subsidiary...............      (586)        --        --        --        --
                                             --------   --------   -------   -------   -------
Net income (loss)..........................  $  9,108   $ (4,973)  $ 2,349   $  (948)  $(2,662)
                                             ========   ========   =======   =======   =======
Accretion on redeemable convertible
  preferred stock..........................        --         --      (802)     (287)     (139)
                                             --------   --------   -------   -------   -------
Net income (loss) applicable to common
  stockholders.............................  $  9,108   $ (4,973)  $ 1,547   $(1,235)  $(2,801)
                                             ========   ========   =======   =======   =======
Basic net income (loss) per share..........  $   0.65   $  (0.38)  $  0.35   $ (0.67)  $ (1.52)
                                             ========   ========   =======   =======   =======
Diluted net income (loss) per share........  $   0.60   $  (0.38)  $  0.28   $ (0.67)  $ (1.52)
                                             ========   ========   =======   =======   =======
Shares used in computations:
  Basic net income (loss) per share........    14,082     13,253     4,394     1,838     1,838
                                             ========   ========   =======   =======   =======
  Diluted net income (loss) per share......    15,086     13,253     5,614     1,838     1,838
                                             ========   ========   =======   =======   =======

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                               1999       1998      1997      1996      1995
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $125,409   $129,918   $56,073   $ 2,666   $   936
Working capital (deficit)..................   150,491    146,950    62,363    (1,442)    1,930
Total assets...............................   210,984    183,320    75,602    13,820     9,777
Long-term debt, less current portion.......        --         --        --        --     2,147
Redeemable convertible preferred stock.....        --         --        --     5,068     4,781
Total stockholders' equity (deficit).......   175,796    158,779    65,183    (5,428)   (4,369)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. SCM's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the heading "Factors That May Affect Future Operating Results" and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

     SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the Digital Television, Broadband Access, PC/Network Security and Digital Media Transfer markets. Our target customers are manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, primarily to original equipment manufacturers. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, we have organized our business around three divisions: Digital Television, PC/Network Security and Digital Media and Connectivity. We were organized in Delaware in 1996.

ACQUISITIONS

     On May 19, 1998, SCM Microsystems completed the acquisition of Intermart Systems K.K. ("Intermart") based in Tokyo, Japan. Intermart designs and sells memory card readers and adapters used primarily in digital photography and other digital media transfers. Total consideration paid was $8 million, with $4.9 million paid in cash and the balance paid through the issuance of 46,551 shares of SCM stock.

     On June 3, 1998, we completed the acquisition of Intellicard Systems Pte. Ltd. ("ICS"), based in Singapore. ICS is a contract manufacturing company that manufactures certain of our products, including smart card readers, DVB conditional access modules, and PC Card adapters. Total consideration paid was $18.4 million, of which $14.9 million was paid in cash and $3.5 million was paid through the issuance of 61,185 shares of SCM stock. Approximately $11.4 million of the cash portion of the consideration was paid in exchange for cash and a $2.0 million shareholder note held by ICS at the closing of the transaction. The note was repaid by the shareholder prior to June 30, 1998.

     The acquisitions of Intermart and ICS were accounted for pursuant to the purchase method of accounting. Accordingly, the historical financial statements of SCM exclude the assets and liabilities, results of operation and cash flows of Intermart and ICS for all periods ending at or prior to the respective dates of acquisition. The assets and liabilities of Intermart and ICS were recorded at their fair values at the respective acquisition dates.

     In the second quarter of 1998, in connection with these acquisitions, SCM originally allocated approximately $5.9 million of the $26.2 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. In light of the Securities and Exchange Commission's recent interpretation of the accounting for acquired in-process research and development, as discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 1998, we revised the amount of purchase price allocated to in-process research and development relating to these acquisitions. Accordingly, our consolidated financial statements for the nine months ended September 30, 1998 were voluntarily restated to reduce the in-process research and development charge by $2.8 million and to increase goodwill by a like amount. ICS and Intermart had approximately 10 projects in progress at the time of the acquisition including USB interface readers for CompactFlash, SmartMedia and now defunct mini-card media higher speed digital media readers for CompactFlash, SmartMedia and mini-card formats, digital media readers redesigned for lower cost and complementary product compatibilities, and improved high-speed PC Card modems.

     The percentage completion of the projects at the time of acquisition were as follows:

USB readers (three projects)................................  50%
Higher speed readers (three projects).......................  90%
Lower cost/high compatibility readers (three projects)......  10%
High-speed PC Card modems (one project).....................  40%

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

USB readers (three projects)................................  $  676
Higher speed readers (three projects).......................   1,468
Lower cost/high compatibility readers (three projects)......     256
High-speed PC Card modems (one project).....................     701
                                                              ------
                                                              $3,101
                                                              ======

     The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for each of the in-process development projects were assumed to increase from product release through 2000, decline somewhat in 2001 and 2002, and decline significantly from 2003 and 2004. An insignificant amount of revenue is projected for the USB readers in 2005 through 2007, which is estimated to be the end of the in-process technology's economic life. Gross profit was assumed to be 45% for the USB products, 30% on the higher speed readers, and 40% on the higher compatibility products and the high-speed PC Card modems. The projected gross margins were based on estimated costs of revenues which primarily include printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on SCM's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for each of the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. A 30% discount rate, which represents a premium to SCM's cost of capital, was used to discount the net cash flows back to their present value. As of December 31, 1999, all expenses related to these projects had been incurred and expensed as research and development expenses in the appropriate period. All of these projects had been completed or terminated as of December 31, 1999.

     On November 4, 1998, SCM issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd., a privately-held company based in England, in exchange for all of the outstanding share capital of Shuttle. The Shuttle merger has been accounted for as a pooling of interests and, accordingly, our consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of SCM and Shuttle.

     In connection with the Shuttle merger, in the fourth quarter of 1998 we recorded unusual charges totaling $9,683,000, consisting of $2,253,000 of expenses for attorneys, accountants, financial printing, due diligence, filing fees and other regulatory costs; $5,211,000 for accelerated amortization of goodwill resulting from its impairment due to product line and sales channel redundancies, and $2,219,000 for impaired and redundant assets and personnel severance costs. Of this amount, $1,900,000 was included in costs of revenues and the remainder included in operating expenses.

     As separate companies, total revenues and net income (loss) for the individual entities were as follows (in thousands):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Total revenue:
  SCM....................................................  $64,755    $27,769
  Shuttle................................................   20,254     18,654
                                                           -------    -------
                                                           $85,009    $46,423
                                                           =======    =======
Total net income (loss):
  SCM....................................................  $(4,424)   $   301
  Shuttle................................................     (549)     1,246
                                                           -------    -------
                                                           $(4,973)   $ 1,547
                                                           =======    =======

  Memory Technology Limited

     In December 1997, Shuttle acquired all of the outstanding share capital of Memory Technology Limited in exchange for 82,810 shares of its capital stock, which became 230,733 shares of SCM common stock on a post-converted basis. The transaction has been accounted for under the purchase method of accounting. The fair value of consideration tendered exceeded the fair value of net assets acquired by $1,149,000 and was attributed to goodwill. Following SCM's merger with Shuttle, management determined that Memory's product offerings were not consistent with our core businesses. As a result, we evaluated the prospects for the Memory products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $766,000 was written off in the fourth quarter of 1998.

     Pro forma information giving effect to the acquisition of Memory has not been presented as pro forma results would not have differed materially from SCM's consolidated results of operations.

  Dazzle Multimedia Inc.

     On June 30, 1999, we acquired a 51% interest in Dazzle Multimedia, Inc., a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, SCM had an initial investment in Dazzle totaling approximately $6.5 million consisting of a $2.5 million convertible loan, a $0.2 million equity investment and receivables of $3.8 million from Dazzle resulting from sales to Dazzle by ICS during 1998 and 1999 prior to the acquisition date.

     The 51% interest was acquired by SCM directly from Dazzle in exchange for the conversion of the convertible loan of $2.5 million, $2.0 million of the receivables discussed above and accrued interest of $216,000, and upon the exercise by SCM of a common stock warrant of $0.1 million issued by Dazzle in connection with the convertible loan financing transaction. Based on an independent valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the total investment of $6.6 million (initial investment of $6.5 million plus a $0.1 million warrant exercise) for a 51% stake in Dazzle, was reduced by an impairment charge of $0.6 million to reflect a fair value of $6.0 million. The $0.6 million impairment charge is included in acquisition related charges for 1999.

     At the date of the transaction Dazzle continued to have outstanding convertible notes, convertible preferred stock and stock options (potentially dilutive securities). To the extent Dazzle issues additional common shares related to these potentially dilutive securities, SCM will receive an equivalent number of shares at no additional costs, to retain its 51% ownership interest.

     Effective January 1, 2000, SCM and Dazzle entered into an additional agreement, related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its majority interest. Under this agreement, in connection with each Dazzle equity issuance, SCM will automatically purchase shares under similar terms to retain SCM's 51% ownership interest in Dazzle.

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated to be approximately $900,000, and was expensed. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Dazzle had two projects considered to be in-process technology at the time of the acquisition. These projects were for Dazzle's MPEG 1 and MPEG 2 products, both due for completion in the first quarter of 2000.

     The percentage completion of these projects at the time of acquisition were as follows:

MPEG 1......................................................   70%
MPEG 2......................................................   33%

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risks adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

     The revenue projection used to value the in-process research and development is based on units sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004. Gross profit was assumed to be 37% in 2000 and 40% from 2001 through to 2004. The projected gross margins were based on estimated costs of revenues which primarily include printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on Dazzle's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. A 40% discount rate was used to discount the net cash flows back to their present value. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. Total costs incurred and estimated to complete both projects as of the acquisition date was approximately $1.9 million. As of December 31, 1999, this estimate was still valid and over 90% of these costs have been incurred to date.

RESULTS OF OPERATIONS

     The following table sets forth certain items from SCM's consolidated statement of operations as a percentage of total revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net revenue:
  Digital TV Products.......................................   36.6%     31.0%     36.0%
  PC and Network Security Products..........................   15.0      21.9      23.5
  Digital Media and Connectivity Products...................   48.4      47.1      40.2
  PCMCIA Peripheral Products................................     --        --       0.3
                                                              -----     -----     -----
          Total net revenue.................................  100.0     100.0     100.0
Cost of revenue.............................................   64.9      67.2      65.1
                                                              -----     -----     -----
Gross profit................................................   35.1      32.8      34.9
Operating expenses:
  Research and development..................................    7.0       7.5       9.7
  Sales and marketing.......................................   10.5      10.5      12.8
  General and administrative................................    9.8      10.9       8.3
  In-process research and development.......................    0.7       3.6        --
  Impairment of goodwill....................................     --       6.1        --
  Other acquisition-related charges.........................    0.9       3.7        --
                                                              -----     -----     -----
          Total operating expenses..........................   28.9      42.3      30.8
                                                              -----     -----     -----
Income (loss) from operations...............................    6.2      (9.5)      4.1
Interest income, net........................................    5.0       6.8       1.8
Foreign currency transaction gains..........................    0.2       0.2       1.5
                                                              -----     -----     -----
Income (loss) before income taxes and minority interest.....   11.4      (2.5)      7.4
Provision for income taxes..................................   (3.8)     (3.3)     (2.3)
Minority interest in earnings of consolidated subsidiary....   (0.4)       --        --
                                                              -----     -----     -----
Net income (loss)...........................................    7.2%     (5.8)%     5.1%
                                                              =====     =====     =====

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Net sales reflect the invoiced amount for goods shipped less estimated returns. Revenue is recognized upon product shipment. Net revenue for the twelve months ended December 31, 1999 were $127.3 million compared to $85.0 million in 1998, an increase of 50%. The increase in revenues in 1999 over 1998 was due primarily to increased shipments of SCM's Digital TV products of $16.0 million, which include revenues to third parties from the acquisition of a majority interest in Dazzle Multimedia as of June 30th 1999, and an increase in shipments of our digital media and connectivity products of $26.1 million. The main contributor to increases in shipments of digital media and connectivity products was shipments of digital media readers for digital camera and digital music applications. Sales of our PC and network security products remained relatively flat at $19.2 million in 1999 compared to $19.1 million in 1998. For all product groups, average unit prices remained relatively stable, and increases in net sales were due to increased volume shipments. We expect that quarterly revenues will continue to be higher in the second half of the year than the first half based on the purchasing patterns of our OEM customers.

     Gross Profit. Gross profit for 1999 was $44.7 million, or 35% of total net revenue, compared to $27.9 million, or 33% in 1998. The increase in gross profit in absolute dollars for the year was due to the aforementioned increase in net sales. The increase in gross profit as a percentage of net revenue from the 1998 level was due to improved unit gross margins in all SCM's divisions caused by increased sales of development contracts and test tools in the Digital TV and PC/Network Security divisions, and lower unit costs with stable average selling prices for certain high volume products in the Digital Media and Connectivity division. Lower unit costs were achieved primarily through more efficient production methods and lower component and material costs. SCM's gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, sales of test tools and development contracts, which tend to carry higher gross profit than older products, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For 1999, research and development expenses were $8.9 million, compared with $6.4 million in 1998, an increase of 40%. As a percentage of total net sales, research and development expenses were 7% in 1999 and for 1998. The increase in absolute amounts in 1999 was primarily due to increased engineering headcount and related product development costs at SCM's development centers in France and India, and due to research and development expenses of Dazzle Multimedia, in which we acquired a majority stake in June of 1999. We believe that the absolute amount of research and development expenses in 2000 will be higher than in 1999 due to projected increases in personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation as well as trade show and other marketing costs. Sales and marketing expenses for 1999 were $13.3 million, or 10% of revenues, compared with $8.9 million in 1998, or 10% of revenues, an increase of 50%. The increase in absolute amounts in 1999 was primarily due to increased sales headcount and sales personnel compensation expenses in SCM's U.S. and European offices ($2.4 million), increased trade show expenses ($0.5 million), and sales and marketing costs of Dazzle Multimedia ($1.6 million), including personnel ($0.8 million), trade show and collateral material costs ($0.4 million). Sales and marketing expenses in 2000 are expected to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, third-party administrative services costs such as legal, auditing and other consulting fees, charges for allowances for doubtful accounts receivable, and goodwill amortization resulting from the purchase of Intermart, ICS and the majority stake in Dazzle Multimedia. For 1999, general and administrative expenses were $12.6 million, an increase of 35% compared with $9.3 million in 1998, representing 10% and 11% of total net sales 1999 and 1998, respectively. These increases in absolute amounts were primarily due to increases in administrative headcount in the company's U.S., U.K. and German offices ($1.1 million) to support higher levels of business activities as well as increases in goodwill amortization resulting from the acquisition of a majority interest in Dazzle Multimedia ($0.5 million) and an increase in professional fees ($1.2 million). We believe general and administrative expenses in 2000 will increase in absolute amount over 1999 levels due primarily to compensation increases to existing employees and increases in headcount to support increased levels of business activity. We expect such costs will fluctuate as a percentage of total net sales.

     In the second quarter of 1999, SCM recorded an allowance for doubtful accounts totaling $2.0 million as a result of cash flow difficulties experienced by one of our customers. An initial provision of $2.3 million for bad debt from this customer was made in December 1998. The customer continued to trade during the first quarter of 1999. During the second quarter of 1999, the customer filed bankruptcy. As of December 31, 1999, all outstanding balances due from this customer had been written off.

     In-Process Research and Development. The aggregate fair value of Dazzle Multimedia's research and development efforts that had not reached technological feasibility as of the date of acquisition and, as of that date had no alternative future uses was determined by independent appraisal to be approximately $0.9 million, and was expensed at the date of the acquisition.

     Other Acquisition Expenses. In connection with the acquisition of a majority interest in Dazzle Multimedia, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition, headcount termination costs of $328,000 and other costs of $240,000.

     Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 1999, interest income, net, was $6.4 million, compared to $5.8 million in 1998. Higher average investable cash balances in 1999 and minimal debt service requirements resulted in the increase in interest income, net in 1999 over 1998. We expect continued investment of cash balances to generate future net investment income in 1999.

     Income Taxes. The effective tax rate for 1999 was 33% compared with the federal statutory rate of 35%. The lower effective tax rate results from the portion of income generated from foreign operations in lower tax jurisdictions. As of December 31, 1999, SCM had net operating loss carryforwards of approximately $14.9 million and $9.3 million for U.S. federal and California state income tax purposes, respectively, and approximately $600,000 of net operating loss carryforwards available to offset taxable income in Japan.

     Minority Interest. The minority interest of $586,000 reflects the proportion of profits from Dazzle Multimedia from June 30, 1999 through December 31, 1999 that are attributable to the minority shareholders of Dazzle.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net Sales. Net revenue for the twelve months ended December 31, 1998 were $85.0 million compared to $46.4 million in 1997, an increase of 83%. The increase in revenues in 1998 over 1997 was due primarily to revenues from the companies acquired by SCM during 1998 (Intermart and ICS) of $8.3 million, an increase in shipments of SCM's Digital Media and Connectivity products of $16.9 million, an increase in shipments of our smart card readers, an increase in shipments of DVB-CAM products and services in Europe, and an increase in shipments of adapter products in the U.S., primarily to OEM customers supplying U.S. government agencies. Sales to SCM's top 10 customers during 1998 accounted for 51% of total net sales.

     Gross Profit. Gross profit for 1998 was $27.9 million, or 33% of total net sales, compared to $16.2 million or 35% in 1997. The increase in gross profit in absolute dollars for the year was due to the aforementioned increase in net sales. The decrease in gross profit as a percentage of net sales from the 1997 level was due primarily to a $1.9 million charge taken in the fourth quarter of 1998 related to excess inventory in our digital media reader product group. This excess was the result of overlapping product lines following SCM's merger with Shuttle in November 1998.

     Research and Development. In 1998, research and development expenses were $6.4 million, compared with $4.5 million in 1997, an increase of 41%. As a percentage of total net sales, research and development expenses were 7% in 1998 compared to 10% for 1997. The increase in absolute amounts in 1998 was primarily due to increased engineering headcount and related product development costs at SCM's development centers in France and India, and due to research and development expenses of Intermart and ICS, companies acquired in May and June of 1998, respectively.

     Sales and Marketing. Sales and marketing expenses for 1998 were $8.9 million, or 10% of revenues, compared with $5.9 million in 1997, or 13% of revenues, an increase of 50%. The increase in absolute amounts in 1998 was primarily due to increased sales headcount and sales personnel compensation expenses in SCM's U.S. and European offices, increased trade show expenses, and sales and marketing costs of Intermart and ICS, companies acquired in May and June of 1998, respectively, including personnel, trade show and collateral material costs.

     General and Administrative. General and administrative expenses were $9.3 million in 1998, an increase of 140% compared with $3.9 million in 1997, representing 11% and 8% of total net sales 1998 and 1997, respectively. These increases, both in absolute amounts and as a percentage of net sales, were primarily due to the following factors:

     - increases in administrative headcount in SCM's U.S., U.K. and German offices to support higher levels of business activities;

     - costs related to relocation of our U.K. offices;

     - increased costs relating to SCM operating as a public company subsequent to our IPO in October 1997;

     - administrative costs of the acquired companies Intermart and ICS; and

     - an increase in our allowance for doubtful accounts of $2.6 million, $2.3 million of which was the result of cash flow difficulties experienced by one our customers.

     In-Process Research and Development. The aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and, as of those dates had no alternative future uses was determined by appraisal to be $3.1 million and was expensed in 1998.

     Impairment of Goodwill. In connection with the merger with Shuttle Technology Group in the fourth quarter of 1998, SCM incurred a charge of $5.2 million for accelerated amortization of goodwill related to the Intermart and Memory acquisitions. The goodwill remaining from the Intermart and Memory acquisitions was written off as it was determined that recoverability of this amount through undiscounted future operating cash flows from these operations was unlikely. Following our merger with Shuttle, management determined that the Memory product offerings were not consistent with our core businesses, and that a significant portion of the Intermart products were redundant to lower cost products provided by Shuttle. As a result, we evaluated the prospects for the Memory and Intermart products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $5.2 million was written off in the fourth quarter of 1998.

     Other Acquisition Expenses. In connection with the Intermart and ICS acquisitions in the second quarter of 1998 and the merger of Shuttle Technology Group in the fourth quarter of 1998, SCM incurred unusual expenses totaling $3.2 million, consisting of $2.5 million of expenses for attorneys, accountants, financial printing, due diligence, filing fees and other regulatory costs and $0.7 million for impaired and redundant assets and personnel severance costs.

     Interest Income, Net. In 1998, interest income, net, was $5.8 million, compared to $815,000 in 1997. In April 1998, we completed a secondary offering of 3.45 million shares of our common stock (2.0 million shares sold by selling stockholders and 1.45 million shares sold by SCM), which generated net proceeds of approximately $83 million. Higher average investable cash balances in 1998 as a result of the aforementioned stock offering and minimal debt service requirements resulted in the increase in interest income, net in 1998 over 1997.

     Income Taxes. The provision for income taxes was $2.8 million in 1998 resulting principally from tax liabilities associated with domestic and foreign operations of SCM. The increase in the provision over 1997 is due to utilization of net operating loss carryforwards, which were available to offset a larger portion of taxable income in Germany in 1997 compared to 1998, and higher taxable income in the U.S., where we are limited in our utilization of net operating loss carryforwards. As of December 31, 1998, we had net operating loss carryforwards of approximately $2.2 million and $0.9 million for U.S. federal and California state income tax purposes, respectively, and approximately $600,000 of net operating loss carryforwards available to offset taxable income in Japan.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public stock offering, SCM had financed our operations principally through private placements of debt and equity securities and, to a lesser extent, borrowings under bank lines of credit. In October 1997, we completed the sale of 3.8 million shares of Common Stock in an initial public offering, or IPO, resulting in net proceeds of $43.7 million. In April 1998, we completed a secondary offering of 3.45 million shares of our Common Stock at a price to the public of $61.00 per share. Of the total number of shares sold, 2.0 million shares were sold by shareholders and 1.45 million shares were sold by SCM. The net proceeds to SCM from the secondary offering were $83.1 million.

     As of December 31, 1999, SCM's working capital was $150.5 million. Working capital increased in 1999 by approximately $3.5 million primarily because the increase of accounts receivable of $6.7 million was only partially offset by an increase of accrued expenses of $2.9 million.

     In 1999, cash and cash equivalents decreased by $1.5 million primarily due to cash used in investing activities of $6.8 million being offset by increases in cash from operations of $2.0 million and proceeds of stock exercises of $3.6 million. The decrease of cash from investing activities of $6.8 million consisted primarily of net proceeds of short-term investments of $2.9 million, and net cash received from businesses acquired of $0.8 million were offset by purchases of long-term investments of $6.0 million and capital expenditures of $4.4 million. The increase of cash from operations of $2.0 million resulted primarily from income of $9.1 million, an adjustment for the non-cash effect of depreciation and amortization of $3.2 million and increases in income taxes payable of $0.6 million, accruals of $1.9 million and accounts payable of $1.7 million being only partially offset by an increase in accounts receivable of $10.3 million and prepaid expenses of $3.0 million.

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

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to DM3,000,000 (approximately $1,544,000 as of December 31, 1999). Both lines have no expiration dates. The German lines of credit bear interest at rates ranging from 6.75% to 11.25%, and borrowings under these lines of credit are unsecured. In the United States, the Company has an unsecured $3,000,000 line of credit which bears interest at 8.5% and expires in May 2001. In addition, the Company has a Singapore $1,200,000 (approximately $720,000 as of December 31, 1999) overdraft facility with a local bank due on demand. The Singapore line is secured by a US$380,000 fixed deposit and has a base interest rate of 6.5%. Japan also has a 67 million yen (approximately $656,000 as of December 31, 1999) line of credit with a local bank that is renewed annually for one year each June. The Japanese line has an interest rate of 1.625% and is secured by a 67 million yen deposit. There were no amounts outstanding under any of these credit facilities as of December 31, 1999 and 1998.

     We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2000. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

YEAR 2000 READINESS

     The Year 2000 issue is the potential for system and processing failures of date-related data and is the results of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     To date, the products we sell have not revealed any significant year 2000 problems. Additionally, we have not experienced any business interruptions as a result of our suppliers' and business partners' failure to properly address the year 2000 issue. As of March 24, 2000, we have not experienced any significant issues as a result of year 2000 problems and we do not anticipate incurring material incremental costs in future periods due to such issues.

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

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

     Although SCM was profitable for the quarters ended December 31, 1999, September 30, 1999 and March 31, 1999 and for the year ended December 31, 1997, we incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996, as well as in 1998. We also incurred an operating loss in the quarter ended June 30, 1999. As of December 31, 1999, SCM had an accumulated deficit of $1.5 million. In view of our loss history, we cannot assure you that we will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

     - our level of expenditures on research and development; and

     - general economic trends.

In addition, because a high percentage of our operating expenses are fixed, a small variation in revenue can cause significant variations in our operating results from quarter to quarter. SCM's operating results may vary significantly in future periods and our historical results may not be a reliable indicator of our future performance.

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

     Our business and operating results reflect seasonal trends. We have typically experienced lower net revenue and operating income in the first quarter and second quarter and higher net revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to two factors. The first is the retail selling cycles of our OEM customers in our Digital Media and Digital TV businesses. SCM sells readers for digital cameras and Internet music players in the U.S. and digital video broadcasting products in Europe. Because OEMs typically bundle our devices into their consumer products, and because the market for consumer products is stronger in the second half of the year, our business is impacted as well. We expect that our sales to consumer-oriented OEMs will increase, and the seasonal trends that effect our business and operating results will continue. The second factor is related to the budgeting cycle of the U.S. government, which is heavily weighted to the second half of the calendar year. Because OEMs incorporate our data security products into PCs and workstations that are then sold to the U.S. government, the government's budget cycle influences the dynamics of our business as well.

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

     We sell security and connectivity products across four target markets:
Digital TV, Broadband Access, PC/Network Security and Digital Media Transfer. In the Digital Media Transfer market, our reader and connectivity products provide easy to use, high-speed connections between digital platforms, such as PCs and digital cameras, and electronic media, such as copyright-protected music from the Internet. If the benefits of rapid transfer of digital photographs or music are not perceived as sufficient, then demand for products such as ours may not grow.

     In the PC/networking security market, smart card-based security applications are beginning to be adopted by computer makers and software providers. Smart card token-based security applications provide protection from unauthorized access to digital information. Our SwapBox and SwapSmart product families are designed to provide smart card-based security for PCs. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard; hence other token architectures or other security approaches may be selected for these applications.

     In the Digital TV market, our products provide a means of controlling access to digital television broadcasts. Our DVB-CAM products provide conditional access functionality while adhering to the European DVB-CI and U.S. NRSS-B standards. To date, our DVB-CAM products have been implemented in a relatively limited number of Digital TV set-top boxes in Europe. However, the European standard for Digital TV conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for Digital TV conditional access applications, this standard may not be adopted and the European Digital TV market may fail to further develop. In the United States, the market for Digital TV conditional access products has only recently begun to develop and may not grow. In addition, the substantial base of proprietary analog set-top boxes already installed in the U.S. may cause the market for Digital TV conditional access products in general, and our products in particular, to grow more slowly than expected or not at all.

     In the market for broadband access, our products provide a means of accessing high bandwidth content on the PC utilizing the broadband satellite network. If other solutions address this demand more quickly, more cost effectively or more conveniently than our products, or if we are unable to development sufficient relationships with partners to distribute our products, then our broadband access business may not grow.

     If the market for the products described above or any of our other products fail to develop or develop more slowly than expected, or if any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

WE DEPEND UPON SALES TO ORIGINAL EQUIPMENT MANUFACTURERS AND DISTRIBUTORS.

     Most of our products are intended for use as components subsystems or value-added devices in systems manufactured and sold by third party original equipment manufacturers, or OEMs. In order to convince an OEM to incorporate our products into its systems, we must demonstrate that our products provide significant commercial advantages over alternative solutions. We may fail to successfully demonstrate these advantages or our products may cease to provide any advantages. Even if we are able to demonstrate that our products are superior, OEMs may still choose not to incorporate our products into their systems. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer units of our products, find other sources for products we currently manufacture or manufacture these products internally. Our OEM customers may also seek price concessions from us. Failure of OEMs to incorporate our products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in our sales to OEMs would have a material adverse effect on our business and operating results.

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

A SIGNIFICANT PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS.

     Our products are targeted at OEM consumer electronics, computer, digital appliance, digital media and conditional access system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 40% of our total net revenues in 1999. In 1999 no customer exceeded 10% of our revenues. In 1998 and 1997, BetaDigital, a division of the Kirch Group, accounted for 17% and 27%, respectively, of our revenues. In addition, Pemstar, Inc. accounted for 14% of our revenues in 1997. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

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

OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES AND MAY
DECREASE.

     Approximately 8%, 12% and 17%, of our net revenues for the years ended 1999, 1998 and 1997, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DoD. We believe that indirect sales to the DoD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of orders and the generally competitive nature of government contracting. Furthermore, the DoD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DoD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE.

     The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

     - Gemplus in DVB-CAM modules;

     - Pinnacle in digital video creation;

     - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

     - Gemplus, Litronic, PubliCard and Towitoka in smart card readers and universal smart card reader interfaces; and

     - Carry Computer Engineering, DataFab and SmartDisk for digital media readers and connectivity.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

     Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $127.3 million 1999. We have expanded our focus from the PC/Network Security market to include Digital TV, Digital Media Transfer and more recently Broadband Access. Managing business in each of these markets requires skilled management, significant attention and substantial resources. To address our need for additional resources and because of acquisitions, we have increased in size from 67 employees at December 31, 1995 to 377 as of December 31, 1999. The growth of our business places a significant strain on our management and operations.

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

WE ARE CONSOLIDATING A MAJORITY OWNED SUBSIDIARY.

     Effective June 30th 1999, SCM purchased 51% of Dazzle Multimedia Inc., which will continue to be operated as a separate entity. Although SCM has a majority of the voting stock of Dazzle Multimedia, has representation on the board of directors and is financing the company, our control of Dazzle is subject to our fiduciary duty to its minority shareholders. Consequently, the decisions we make on behalf of Dazzle may not always not be in line with SCM's goals. This could have a significant impact on the operations of Dazzle and consequently SCM.

     The financial results of Dazzle are being consolidated in SCM's results. Dazzle Multimedia was profitable in both the third and fourth quarters 1999, and SCM has and will continue to recognize in its consolidated financial results that portion of Dazzle profit that is attributable to the minority shareholders.

OUR GLOBAL LOCATIONS MUST WORK TOGETHER EFFECTIVELY.

     SCM's U.S. headquarters are located in Los Gatos, California, European headquarters are located in Pfaffenhofen, Germany, and research and development facilities are located in La Ciotat, France, Pondicherry, India, Madras, India and Wokingham, England. In Asia, we are located in Singapore, Taiwan and Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although these difficulties can be reduced through the use of electronic mail and teleconferencing, unforeseen difficulties or logistical barriers in operating in diverse locations may occur. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. Although we believe that our systems are adequate, in the future we may have to implement new systems. Implementation of new information systems, in particular, may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY INFRINGEMENT.

     SCM's success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are protected under trade secret and copyright laws, which afford only limited protection. SCM generally enters into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. For example, our SwapBox and SwapSmart trademarks are registered in the United States. We continuously evaluate the registration of additional trademarks as appropriate. We currently have seven United States patents issued and five European patents issued. We also have nineteen patent applications pending worldwide. In addition, we have exclusive licenses under four other United States patents, and licenses for two United States patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

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

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS CANNOT MEET PRODUCTION REQUIREMENTS.

     We are designing and manufacturing new products and technologies to address emerging markets that are early in their life cycles. In many cases our products are the first of their kind to address the evolving business requirements of our customers. While we perform initial beta testing on all our products, in certain cases we are unable to test the efficacy of the design or functionality of our products for mass production. If we are successful in securing large contracts for our products, we cannot be certain that we will be able to produce them in sufficient quantities and that they will meet customer specifications.

     In addition, most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, SCM has shifted volume production of many of our product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd., formerly Intellicard. In addition, we utilize contract manufacturers in Europe and Asia. Foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability. If we or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

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

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

     SCM was originally a German corporation and continues to conduct a substantial portion of our business in Europe. Approximately 52%, 62%, and 51% of our revenues for the years ended 1999, 1998, and 1997, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

     - expected or announced relationships with other companies;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCIES

     We conduct operations and sell products in several different countries. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the German mark, the Japanese yen, the Singapore dollar, the British pound and the Indian rupee, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to our foreign currency exposure. We continually monitor our exposure to currency fluctuations and may use financial hedging techniques when appropriate to minimize the effect of these fluctuations. Even so, exchange rate fluctuations may still have a material adverse effect on our business and operating results.

FIXED INCOME INVESTMENTS

     SCM's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in the company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages F-1 through F-24 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is set forth under the caption "Election of Directors" and "Matters Relating to the Board of Directors" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, SCM and Intel entered into a three-year development and license agreement. As part of this arrangement, Intel made an equity investment of $2.0 million in SCM and, as of December 31, 1999, beneficially owned less than 1% of SCM's Common Stock.

     In May 1997, SCM and Telenor entered into a development and supply agreement. As part of this agreement, Telenor purchased 640,000 shares of Preferred Stock for approximately $5.5 million, received 34,965 additional shares of Preferred Stock in exchange for certain technology rights and received a warrant to purchase an additional 194,930 shares of Preferred Stock for $8.58 per share. As of December 31, 1999, Telenor beneficially owned less than 1% of SCM's Common Stock.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

     1.Financial Statements

       The following Consolidated Financial Statements and Report of Independent Auditors are incorporated by reference to page F-1 through F-24 of this Form 10-K.

       The consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 1999, together with the notes thereto.

       The reports of Deloitte & Touche LLP and KPMG LLP, independent auditors, dated February 17, 2000 and February 23, 1999, respectively.

     2.Financial Statement Schedules

       The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT                              ADDITIONS     BALANCE AT
                                             BEGINNING OF                                FROM         END OF
              CLASSIFICATION                    PERIOD      ADDITIONS   DEDUCTIONS   ACQUISITION*     PERIOD
              --------------                 ------------   ---------   ----------   ------------   ----------
Accounts receivable allowances
  Year ended December 31, 1997.............       223            54          87            --           190
  Year ended December 31, 1998.............       190         2,606          --            --         2,796
  Year ended December 31, 1999.............     2,796         2,867       4,669         1,839         2,833
Warranty accrual
  Year ended December 31, 1997.............       103            40          42            --           101
  Year ended December 31, 1998.............       101             5          --            --           106
  Year ended December 31, 1999.............       106           768          24            --           850

---------------
* Represents additional allowances from the Dazzle acquisition.

     3. Exhibits

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
     3.1*      Fourth Amended and Restated Certificate of Incorporation.
     3.2*      Bylaws, as amended, of Registrant.
     4.1*      Form of Registrant's Common Stock Certificate.
     9.1*      Form of Director and Officer Indemnification Agreement.
     9.2*      1997 Stock Plan.
    10.1*      1997 Employee Stock Purchase Plan.
    10.4*      1997 Director Option Plan.
    10.5*      1997 Stock Option Plan for French Employees.
    10.6*      1997 Employee Stock Purchase Plan for Non-U.S. Employees.
    10.7**     Revolving Credit Loan and Security Agreement, dated
               September 26, 1997, between Registrant and Comerica Bank.
    10.8*      Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
    10.9*      Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
    10.10*     Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
    10.11*     Lease, dated September 29, 1994, between Registrant and Los
               Gatos Business Park.
    10.12*     Sublease Agreement, dated December 17, 1996, between
               Intermart Systems, Inc. and Registrant.
    10.13*     Lease, dated September 30, 1994, between Registrant and
               Olbrich Franz.
    10.14*     Amended and Restated Stockholders' Agreement, dated April
               11, 1997, between Registrant and certain investors.
    10.15*     Form of Employment Agreement between SCM GmbH and Messrs.
               Schneider and Meier.
    10.16*     Employment Agreement, dated May 15, 1995, between Registrant and Jean-Yves Le Roux.
    10.17*+    Commitment Instrument, dated August 7, 1996, among France
               Telecom, Matra Communication, Registrant and Matra MHS.
    10.18*+    Teaming Agreement, dated October 6, 1995, between
               Temic/Matra MHS, Matra Communication and Registrant.

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
    10.19*+    Development Agreement, dated March 6, 1997, between Intel
               Corporation and Registrant.
    10.20*+    Technology Development and License Agreement, dated
               September 27, 1996, between Registrant and Sun Microsystems,
               Inc.
    10.21*     Cooperation Contract, dated March 25, 1996, between
               Registrant and Stocko Metallwarenfabriken Henkels and Sohn
               GmbH & Co.
    10.22*+    Development and Supply Agreement, dated October 9, 1996,
               between BetaDigital Gesellschaft fur digitale Fernsehdienste
               mbH and Registrant.
    10.23*     Framework Contract, dated December 23, 1996, between Siemens
               Nixdorf Informationssysteme AG and Registrant.
    10.24*     B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
    10.25*     Technology Option Agreement, dated January 31, 1997, between
               Wolfgang Neifer and Registrant.
    10.26*+    Development and Supply Agreement, dated May 15, 1997,
               between Telenor Conax and Registrant.
    10.27*+    Manufacturer's Sales Representative Agreement, dated
               December 8, 1994, between Registrant and AGM.
    10.28*     License Agreement, dated September 5, 1997, between the
               Registrant and Gemplus.
    10.29*     Warrant Issuance and Common Stock Agreement, dated September
               5, 1997, between the Registrant and Gemplus.
    10.30*     Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
    10.31*     Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
    10.32*     Waiver and Amendment to Amended and Restated Stockholders'
               Agreement dated September 5, 1997.
    11.1       Statement of computation of earnings per share.
    21.1       Subsidiaries of the Registrant.
    23.1       Consent of Deloitte & Touche LLP, Independent Auditors.
    23.2       Consent of KPMG LLP, Independent Auditors.
    27.1       Financial Data Schedule.

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

(b) Reports on Form 8-K

     (i) On September 30, 1999, SCM filed a Form 8-K reporting the closing of its acquisition of Dazzle Multimedia, Inc.

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant
                                          SCM MICROSYSTEMS, INC.

March 29, 2000                            By:     /s/ STEVEN HUMPHREYS
                                            ------------------------------------
                                                      Steven Humphreys
                                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----
                /s/ STEVEN HUMPHREYS                        Chairman of the Board       March 29, 2000
-----------------------------------------------------
                  Steven Humphreys

                /s/ ROBERT SCHNEIDER                       Chief Executive Officer      March 29, 2000
-----------------------------------------------------   (Principal Executive Officer)
                  Robert Schneider                              and Director

                   /s/ BERND MEIER                       President, Chief Operations    March 29, 2000
-----------------------------------------------------       Officer And Director
                     Bernd Meier

                  /s/ ANDREW WARNER                      Vice President, Finance and    March 29, 2000
-----------------------------------------------------      Chief Financial Officer
                    Andrew Warner                         (Principal Financial and
                                                             Accounting Officer)

               /s/ FRIEDRICH BORNIKOEL                            Director              March 29, 2000
-----------------------------------------------------
                 Friedrich Bornikoel

                 /s/ OYSTEIN LARSEN                               Director              March 29, 2000
-----------------------------------------------------
                   Oystein Larsen

                  /s/ POH CHUAN NG                                Director              March 29, 2000
-----------------------------------------------------
                    Poh Chuan Ng

                  /s/ ANDREW VOUGHT                               Director              March 29, 2000
-----------------------------------------------------
                    Andrew Vought

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......  F-2
Independent Auditors' Report -- KPMG LLP....................  F-3
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income (Loss) for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SCM Microsystems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of SCM Microsystems, Inc. and subsidiaries as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 17, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SCM Microsystems, Inc.:

     We have audited the accompanying consolidated balance sheet of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
February 23, 1999

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 45,662    $ 47,177
  Short-term investments....................................    79,747      82,741
  Accounts receivable, net of allowances of $2,833 and
     $2,796 as of December 31, 1999 and 1998,
     respectively...........................................    32,215      25,535
  Inventories...............................................    15,934      12,159
  Deferred income taxes.....................................     3,732       1,996
  Prepaid expenses..........................................     5,104       1,883
                                                              --------    --------
          Total current assets..............................   182,394     171,491
Property and equipment, net.................................     6,372       4,063
Investments.................................................    13,945       2,845
Intangible assets, net of accumulated amortization of $2,186
  and $916 as of December 31, 1999 and 1998, respectively...     8,006       4,847
Other assets................................................       267          74
                                                              --------    --------
Total assets................................................  $210,984    $183,320
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 17,679    $ 15,046
  Accrued compensation and related benefits.................     1,751         950
  Other accrued expenses....................................     6,055       3,991
  Income taxes payable......................................     4,906       4,554
  Short-term debt...........................................     1,512          --
                                                              --------    --------
          Total current liabilities.........................    31,903      24,541
                                                              --------    --------
Deferred tax liability......................................     3,201          --
Minority interest...........................................        84          --
Commitments and contingencies (see Note 13)
Stockholders' equity:
  Common stock, $0.001 par value: 40,000,000 shares
     authorized; 14,193,726 and 14,006,477 shares issued and
     outstanding as of December 31, 1999 and 1998,
     respectively...........................................        14          14
  Additional paid-in capital................................   173,048     168,897
  Deferred stock compensation...............................       (25)        (72)
  Accumulated deficit.......................................    (1,504)    (11,198)
  Other cumulative comprehensive income.....................     4,263       1,138
                                                              --------    --------
          Total stockholders' equity........................   175,796     158,779
                                                              --------    --------
          Total liabilities and stockholders' equity........  $210,984    $183,320
                                                              ========    ========

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Net revenue.................................................  $127,288    $85,009    $46,423
Cost of revenue.............................................    82,624     57,148     30,213
                                                              --------    -------    -------
Gross profit................................................    44,664     27,861     16,210
                                                              --------    -------    -------
Operating expenses:
  Research and development..................................     8,900      6,356      4,501
  Selling and marketing.....................................    13,322      8,904      5,923
  General and administrative................................    12,558      9,288      3,872
  In-process research and development.......................       900      3,101         --
  Impairment of goodwill....................................        --      5,211         --
  Other acquisition-related charges.........................     1,168      3,153         --
                                                              --------    -------    -------
          Total operating expenses..........................    36,848     36,013     14,296
                                                              --------    -------    -------
Income (loss) from operations...............................     7,816     (8,152)     1,914
Interest income, net........................................     6,365      5,832        815
Foreign currency transaction gains..........................       314        192        688
                                                              --------    -------    -------
          Income (loss) before income taxes and minority
            interest........................................    14,495     (2,128)     3,417
Provision for income taxes..................................    (4,801)    (2,845)    (1,068)
Minority interest in earnings of consolidated subsidiary....      (586)        --         --
                                                              --------    -------    -------
Net income (loss)...........................................  $  9,108    $(4,973)   $ 2,349
                                                              ========    =======    =======
Accretion on redeemable convertible preferred stock.........        --         --       (802)
                                                              --------    -------    -------
Net income (loss) applicable to common stockholders.........  $  9,108    $(4,973)   $ 1,547
                                                              ========    =======    =======
Basic net income (loss) per share...........................  $   0.65    $ (0.38)   $  0.35
                                                              ========    =======    =======
Diluted net income (loss) per share.........................  $   0.60    $ (0.38)   $  0.28
                                                              ========    =======    =======
Shares used to compute basic net income (loss) per share....    14,082     13,253      4,394
                                                              ========    =======    =======
Shares used to compute diluted net income (loss) per
  share.....................................................    15,086     13,253      5,614
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                 INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        CONVERTIBLE
                                      PREFERRED STOCK
                                         SERIES A           COMMON STOCK       ADDITIONAL     DEFERRED
                                     -----------------   -------------------    PAID-IN        STOCK       ACCUMULATED
                                      SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                     --------   ------   ----------   ------   ----------   ------------   -----------
Balances, January 1, 1997..........   854,038    $ 1      1,837,656    $ 2      $  2,692       $(224)       $ (7,772)
Issuance of common stock upon
 exercise of warrants and
 options...........................        --     --        680,531      1            63          --              --
Deferred compensation related to
 grants of stock options...........        --     --             --     --           175        (175)             --
Common stock warrants issued in
 settlement of patent claim........        --     --             --     --           453          --              --
Sale of common stock, net of
 issuance costs....................        --     --      3,955,500      4        45,361          --              --
Issuance of common stock in
 exchange for the net assets of
 business acquired.................        --     --        230,733     --         1,640          --              --
Conversion of Series A convertible
 preferred stock to common stock...  (854,038)    (1)       854,038      1            --          --              --
Conversion of redeemable
 convertible preferred stock,
 Series B through F, to common
 stock.............................        --     --      3,944,495      4        21,643          --              --
Amortization of deferred stock
 compensation......................        --     --             --     --            --         274              --
Foreign currency translation
 adjustment........................        --     --             --     --            --          --              --
Net income.........................        --     --             --     --            --          --           2,349
Comprehensive income...............        --     --             --     --            --          --              --
Accretion on redeemable convertible
 preferred stock, Series B through
 F.................................        --     --             --     --            --          --            (802)
                                     --------    ---     ----------    ---      --------       -----        --------
Balances, December 31, 1997........        --     --     11,502,953     12        72,027        (125)         (6,225)
Issuance of common stock upon
 exercise of options and
 warrants..........................        --     --        938,806      1         6,859          --              --
Sale of common stock, net of
 issuance costs....................        --     --      1,450,000      1        83,066          --              --
Issuance of common stock under
 Employee Stock Purchase Plan......        --     --          6,982     --           204          --              --
Issuance of common stock in
 exchange for the net assets of
 business acquired.................        --     --        107,736     --         5,976          --              --
Tax benefits resulting from stock
 options...........................        --     --             --     --           765          --              --
Amortization of deferred stock
 compensation......................        --     --             --     --            --          53              --
Foreign currency translation
 adjustment........................        --     --             --     --            --          --              --
Net loss...........................        --     --             --     --            --          --          (4,973)
Comprehensive loss.................        --     --             --     --            --          --              --
                                     --------    ---     ----------    ---      --------       -----        --------
Balances, December 31, 1998........        --     --     14,006,477     14       168,897         (72)        (11,198)
Issuance of common stock upon
 exercise of options...............        --     --        170,749     --         2,947          --              --
Issuance of common stock under
 Employee Stock Purchase Plan......        --     --         16,500     --           593          --              --
Tax benefits resulting from stock
 options...........................        --     --             --     --           611          --              --
Amortization of deferred stock
 compensation......................        --     --             --     --            --          47              --
Unrealized gain on investments, net
 of deferred taxes.................        --     --             --     --            --          --              --
Foreign currency translation
 adjustment........................        --     --             --     --            --          --              --
Earnings allocable to minority
 interest with negative basis......        --     --             --     --            --          --             586
Net income.........................        --     --             --     --            --          --           9,108
Comprehensive income...............        --     --             --     --            --          --              --
                                     --------    ---     ----------    ---      --------       -----        --------
Balances, December 31, 1999........        --    $--     14,193,726    $14      $173,048       $ (25)       $ (1,504)
                                     ========    ===     ==========    ===      ========       =====        ========

                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                        INCOME          EQUITY          INCOME
                                        (LOSS)         (DEFICIT)        (LOSS)
                                     -------------   -------------   -------------
Balances, January 1, 1997..........     $ (127)        $ (5,428)
Issuance of common stock upon
 exercise of warrants and
 options...........................         --               64
Deferred compensation related to
 grants of stock options...........         --               --
Common stock warrants issued in
 settlement of patent claim........         --              453
Sale of common stock, net of
 issuance costs....................         --           45,365
Issuance of common stock in
 exchange for the net assets of
 business acquired.................         --            1,640
Conversion of Series A convertible
 preferred stock to common stock...         --               --
Conversion of redeemable
 convertible preferred stock,
 Series B through F, to common
 stock.............................         --           21,647
Amortization of deferred stock
 compensation......................         --              274
Foreign currency translation
 adjustment........................       (379)            (379)        $  (379)
Net income.........................         --            2,349           2,349
                                                                        -------
Comprehensive income...............         --               --         $ 1,970
                                                                        =======
Accretion on redeemable convertible
 preferred stock, Series B through
 F.................................         --             (802)
                                        ------         --------
Balances, December 31, 1997........       (506)          65,183
Issuance of common stock upon
 exercise of options and
 warrants..........................         --            6,860
Sale of common stock, net of
 issuance costs....................         --           83,067
Issuance of common stock under
 Employee Stock Purchase Plan......         --              204
Issuance of common stock in
 exchange for the net assets of
 business acquired.................         --            5,976
Tax benefits resulting from stock
 options...........................         --              765
Amortization of deferred stock
 compensation......................         --               53
Foreign currency translation
 adjustment........................      1,644            1,644         $ 1,644
Net loss...........................         --           (4,973)         (4,973)
                                                                        -------
Comprehensive loss.................         --               --         $(3,329)
                                        ------         --------         =======
Balances, December 31, 1998........      1,138          158,779
Issuance of common stock upon
 exercise of options...............         --            2,947
Issuance of common stock under
 Employee Stock Purchase Plan......         --              593
Tax benefits resulting from stock
 options...........................         --              611
Amortization of deferred stock
 compensation......................         --               47
Unrealized gain on investments, net
 of deferred taxes.................      4,496            4,496         $ 4,496
Foreign currency translation
 adjustment........................     (1,371)          (1,371)         (1,371)
Earnings allocable to minority
 interest with negative basis......         --              586              --
Net income.........................         --            9,108           9,108
                                                                        -------
Comprehensive income...............         --               --         $12,233
                                        ------         --------         =======
Balances, December 31, 1999........     $4,263         $175,796
                                        ======         ========

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  9,108    $  (4,973)   $  2,349
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Deferred income taxes...................................    (1,125)      (1,231)         --
    Depreciation and amortization...........................     3,188        7,831         660
    Charge off of in-process research and development.......       900        3,101          --
    Write-off of impairment charge related to Dazzle
      acquisition...........................................       600           --          --
    Minority interest in earnings of subsidiary.............       586           --          --
    Amortization of deferred stock compensation.............        47           53         274
    Noncash charges from issuance of warrants...............        --           --         453
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (10,324)      (9,058)     (3,751)
      Inventories...........................................    (2,292)      (5,070)     (1,615)
      Prepaid expenses......................................    (2,973)        (887)        (93)
      Accounts payable......................................     1,741        4,565       1,495
      Accrued expenses......................................     1,910        1,815         765
      Income taxes payable..................................       588        3,395       1,015
                                                              --------    ---------    --------
         Net cash provided by (used in) operating
           activities.......................................     1,954         (459)      1,552
                                                              --------    ---------    --------
Cash flows from investing activities:
  Capital expenditures......................................    (4,393)      (2,985)       (973)
  Purchase of long-term investments.........................    (6,046)          --          --
  Businesses acquired, net of cash received.................       836       (9,875)         --
  Maturities of short-term investments......................    79,719       61,779          --
  Purchases of short-term investments.......................   (76,867)    (114,184)    (30,336)
  Purchase of convertible note..............................        --       (2,500)         --
                                                              --------    ---------    --------
         Net cash used in investing activities..............    (6,751)     (67,765)    (31,309)
                                                              --------    ---------    --------
Cash flows from financing activities:
  Proceeds from notes payable...............................        --           --         380
  Payments on line of credit and other current debt.........       (34)        (770)     (4,330)
  Proceeds from issuance of equity securities, net..........     3,624       90,131      45,424
  Proceeds from issuance of redeemable convertible preferred
    stock, net..............................................        --           --      11,437
  Proceeds from line of credit..............................        --           --         523
                                                              --------    ---------    --------
         Net cash provided by financing activities..........     3,590       89,361      53,434
                                                              --------    ---------    --------
Effect of exchange rates on cash and cash equivalents.......      (308)         303        (606)
                                                              --------    ---------    --------
Net increase (decrease) in cash and cash equivalents........    (1,515)      21,440      23,071
Cash and cash equivalents, beginning of year................    47,177       25,737       2,666
                                                              --------    ---------    --------
Cash and cash equivalents, end of year......................  $ 45,662    $  47,177    $ 25,737
                                                              ========    =========    ========
Supplemental disclosures of cash flow information -- cash
  paid for:
  Income taxes..............................................  $  5,006    $     601    $     --
                                                              ========    =========    ========
  Interest..................................................  $     56    $     113    $    161
                                                              ========    =========    ========
Noncash investing and financing activities:
  Businesses acquired for common stock......................  $     --    $   5,976    $     --
                                                              ========    =========    ========
  Tax benefits from employee stock transactions.............  $    611    $     765    $     --
                                                              ========    =========    ========
  Accretion on redeemable convertible preferred stock.......  $     --    $      --    $    802
                                                              ========    =========    ========
  Conversion of related party and nonrelated party debt into
    redeemable convertible preferred stock..................  $     --    $      --    $  4,330
                                                              ========    =========    ========
  Conversion of convertible preferred stock and redeemable
    convertible preferred stock into common stock...........  $     --    $      --    $ 23,269
                                                              ========    =========    ========

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SCM Microsystems (the "Company" or "SCM") designs, develops and sells products used to control access to computers, networks and digital television broadcasts, conduct secure electronic commerce, and exchange digital information from devices such as digital cameras and audio recorders. The Company's target customers are manufacturers in the computer, telecommunications and digital television industries. The Company sells and licenses its products through a direct sales and marketing organization, primarily to original equipment manufacturers (OEMs), and also through distributors, value-added resellers and system integrators worldwide. The Company maintains its corporate headquarters in California and maintains its international headquarters in Germany.

     Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Significant Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash Equivalents -- The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

     Short-Term Investments -- Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, market auction preferred securities and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

     Long-Term Investments -- Corporate equity securities included in long-term investments are stated at fair value based on quoted market prices. Long-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of shareholders' equity as accumulated other comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

     Fair Value of Financial Instruments -- The Company's financial instruments include cash and cash equivalents, short-term investments, long-term investments and short-term debt. At December 31, 1999 and 1998, the fair value of cash and cash equivalents and short-term debt approximated their financial statement carrying amounts. (See Note 3 for fair value of investments.)

     Inventories -- Inventories are stated at the lower of cost or market, using the first-in, first-out method.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.

     Intangible Assets -- Intangible assets include workforce in place, noncompete agreements, acquired technology and goodwill associated with acquisitions accounted for under the purchase method. Such amounts are being amortized using the straight-line method over the useful lives of the related assets, from five to seven years.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Long-Lived Assets -- The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Revenue Recognition -- Revenue from product sales is recognized upon product shipment. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method.

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Stock-Based Compensation -- The Company accounts for its employee stock option plan in accordance with the provisions of Accounting principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense which is amortized over the vesting period of the options.

     Net Income (Loss) Per Share -- Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts (including subsidiary options) to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

     Foreign Currency Translation -- The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in shareholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense.

     Concentration of Credit Risk -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short term investments and long term investments. The Company's cash equivalents primarily consist of Money Market Accounts and commercial paper with maturities of less than 3 months. The Company primarily sells its products to companies in the United States, Asia and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce risk, management performs ongoing credit evaluations of its customer's financial condition. The Company maintains allowances for potential credit losses.

     Comprehensive Income (Loss) -- Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowners sources. Comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

     Recently Issued Accounting Standard -- In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe adoption of this statement will have a material impact on its consolidated financial position or results of operations.

     Reclassifications -- Certain reclassifications have been made to the 1998 financial statement presentation to conform to the 1999 presentation.

 2. BUSINESS COMBINATIONS

     Dazzle -- On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an initial investment in Dazzle totaling approximately $6.5 million consisting of a $2.5 million convertible loan, a $0.2 million equity investment and receivables of $3.8 million from Dazzle resulting from sales to Dazzle during 1998 and 1999 prior to the acquisition date.

     The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above, and upon the exercise by the Company of a common stock warrant for $0.1 million. The warrant was originally issued by Dazzle in connection with the convertible loan financing transaction. Based on an independent valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the total investment of $6.6 million (initial investment of $6.5 million plus $0.1 million warrant exercise) for a 51% stake in Dazzle, was reduced by an impairment charge of $0.6 million to reflect a fair value of $6.0 million. Included in other acquisition related charges is the $0.6 million impairment charge, $0.3 million of headcount termination costs and $0.3 million of other costs.

     At the date of the transaction Dazzle continued to have outstanding convertible notes, convertible preferred stock and stock options (potentially dilutive securities). To the extent Dazzle issues additional common shares related to these potentially dilutive securities, SCM will receive an equivalent number of shares at no additional costs, to retain its 51% ownership interest.

     Effective January 1, 2000, SCM and Dazzle entered into an additional agreement, related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its minority interest. Under this agreement, in connection with each Dazzle equity issuance, SCM will automatically purchase shares under similar terms to retain SCM's 51% ownership interest in Dazzle.

     A summary of the allocation of the $6.0 million purchase price is as follows (in thousands):

In process research and development.........................  $   900
Cash........................................................      963
Accounts receivable.........................................    4,459
Other assets................................................      438
Notes payable...............................................   (1,418)
Accounts payable............................................   (1,437)
Accrued expenses............................................   (2,342)
Core technology.............................................    2,550
Trade name..................................................      400
Assembled workforce.........................................      200
Goodwill....................................................    1,278
                                                              -------
          Total.............................................  $ 5,991
                                                              =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated by an independent valuation to be $900,000, and was expensed at the acquisition date. Goodwill for the acquisition approximated $1.3 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated lives of the acquired intangibles is five years.

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Dazzle's result of operations for the years ended December 31, 1999 and 1998, as if Dazzle had been acquired as of the beginning of 1998. The table includes the impact of certain adjustments including the elimination of the special charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
Revenues...............................................   $130,113      $ 90,689
Net income (loss)......................................   $  9,464      $(11,769)
Net income (loss) per share:
  Basic................................................   $   0.67      $  (0.89)
  Diluted..............................................   $   0.63      $  (0.89)
Shares used in per share computations:
  Basic................................................     14,082        13,253
  Diluted..............................................     15,086        13,253

     Intermart and ICS -- In the second quarter of 1998, the Company acquired all of the outstanding capital stock of Intermart and Intellicard Systems Pte. Ltd. (ICS). A summary of the purchase price for the acquisitions is as follows (in thousands):

Cash........................................................  $19,751
Common stock................................................    5,976
Direct acquisition costs....................................      433
                                                              -------
          Total.............................................  $26,160
                                                              =======

     The acquisitions of Intermart and ICS were accounted for pursuant to the purchase method of accounting. At the time of the respective acquisitions, the aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses at that time was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions. At that time, goodwill for the acquisitions approximated $7.4 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired. During the fourth quarter of 1998, the Company's management revised the amount of purchase price allocated to in-process research and development relating to the acquisition of Intermart in order to reflect the recently announced views of the Securities and Exchange Commission regarding the measurement of in-process research and development. As a result, the Company restated its quarterly consolidated financial statements for the quarters ended June 30, 1998 and September 30, 1998 to reflect this revision. The effect of this restatement increased net income in the June 1998 quarter by $2,804,000, or $0.22 per share, and decreased net income in the September 1998 quarter by $108,000, or $0.01 per share.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     A summary of the original and restated allocations of the purchase price is as follows (in thousands):

                                                              INTERMART/ICS
                                                           --------------------
                                                           ORIGINAL    RESTATED
                                                           --------    --------
In-process research and development......................  $ 5,941     $ 3,101
Cash acquired............................................    9,876       9,876
Other net assets acquired................................    2,980       2,980
Goodwill.................................................    7,363      10,203
                                                           -------     -------
          Total..........................................  $26,160     $26,160
                                                           =======     =======

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the years ended December 31, 1998 and 1997, as if each company had been acquired as of the beginning of 1997. The table includes the impact of certain adjustments including the elimination of the unusual charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
Revenues...............................................   $89,263        $53,932
Net income (loss)......................................   $  (526)       $ 1,096
Net income (loss) per share:
  Basic................................................   $ (0.04)       $  0.24
  Diluted..............................................   $ (0.04)       $  0.19
Shares used in per share computation:
  Basic................................................    13,360          4,501
  Diluted..............................................    13,360          5,721

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Shuttle -- On November 4, 1998, the Company issued approximately 828,000 shares of its common stock to the shareholders of Shuttle Technology Group Ltd. (Shuttle), a privately held company based in England, in exchange for all of the outstanding share capital of Shuttle. The merger has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Shuttle. No significant adjustments were required to conform the accounting policies of the Company and Shuttle.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     In connection with the merger with Shuttle, in the fourth quarter of 1998 the Company recorded nonrecurring charges totaling $9,683,000, which consisted of the following (in thousands):

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
                                                            ======      ====      ======

     Of these amounts, the $1,900,000 charge relating to inventory was included in costs of revenues and the remainder was included in operating expenses. The Company incurred a charge of $5,211,000 for accelerated amortization of goodwill resulting from the impairment of goodwill relating to the Intermart and Memory acquisitions. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses, and that a significant portion of the Intermart products were redundant to lower cost products provided by Shuttle. As a result, the Company evaluated the prospects for the Intermart and Memory products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $5,211,000 was written off. As of December 31, 1999, the $757,000 accrual had been fully paid.

     As separate companies, total revenues and net income (loss) for the individual entities were as follows (in thousands):

                                                           YEARS ENDED DECEMBER
                                                                    31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Total revenue:
  SCM....................................................  $64,755      $27,769
  Shuttle................................................   20,254       18,654
                                                           -------      -------
                                                           $85,009      $46,423
                                                           =======      =======
Total net income (loss):
  SCM....................................................  $(4,424)     $   301
  Shuttle................................................     (549)       1,246
                                                           -------      -------
                                                           $(4,973)     $ 1,547
                                                           =======      =======

     Memory Technology Limited -- In December 1997, Shuttle acquired all of the outstanding share capital of Memory in exchange for 82,810 shares of Shuttle's capital stock (230,733 shares of the Company's common stock on a post-converted basis). The transaction has been accounted for under the purchase method of accounting. The fair value of consideration tendered exceeded the fair value of net assets acquired by $1,149,000 and was attributed to goodwill. Following the Company's merger with Shuttle, management determined that the Memory product offerings were not consistent with its core businesses. Pro forma information giving effect to the acquisition of Memory has not been presented as pro forma results would not have differed materially from the Company's consolidated results of operations.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 3. SHORT-TERM INVESTMENTS

     The fair value of short-term investments was as follows (in thousands):

                                                                   DECEMBER 31, 1999
                                                  ----------------------------------------------------
                                                               UNREALIZED     UNREALIZED     ESTIMATED
                                                  AMORTIZED      GAIN ON        LOSS ON        FAIR
                                                    COST       INVESTMENTS    INVESTMENTS      VALUE
                                                  ---------    -----------    -----------    ---------
Corporate bonds.................................   $32,161         $--           $ (77)       $32,084
Commercial paper................................    25,941          13              --         25,954
Corporate notes.................................     2,711          --              (5)         2,706
Certificates of deposit.........................     6,383          --              (5)         6,378
Treasury notes..................................     5,569          --             (16)         5,553
Market auction preferreds.......................     3,096          --             (72)         3,024
U.S. government agencies........................     4,114          --             (66)         4,048
                                                   -------         ---           -----        -------
          Total.................................   $79,975         $13           $(241)       $79,747
                                                   =======         ===           =====        =======

                                                                   DECEMBER 31, 1998
                                                  ----------------------------------------------------
                                                               UNREALIZED     UNREALIZED     ESTIMATED
                                                  AMORTIZED      GAIN ON        LOSS ON        FAIR
                                                    COST       INVESTMENTS    INVESTMENTS      VALUE
                                                  ---------    -----------    -----------    ---------
Corporate bonds...............................     $33,885         $--            $--         $33,885
Commercial paper..............................       8,440         --             --            8,440
Corporate notes...............................      15,450         --             --           15,450
Certificates of deposit.......................      12,952         --             --           12,952
Treasury notes................................       7,478         --             --            7,478
Municipal obligations.........................       4,029         --             --            4,029
U.S. government agencies......................         507         --             --              507
                                                   -------         --             --          -------
          Total...............................     $82,741         $--            $--         $82,741
                                                   =======         ==             ==          =======

     The contractual maturities of available-for-sale debt securities at December 31, 1999 are as follows:

                                                                       ESTIMATED
                                                          AMORTIZED      FAIR
                                                            COST         VALUE
                                                          ---------    ---------
Within one year.........................................   $71,789      $71,561
One year to two years...................................     8,186        8,186
                                                           -------      -------
Short-term investments..................................   $79,975      $79,747
                                                           =======      =======

 4. LONG-TERM INVESTMENTS

     Long-term investments consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Investment in Smartdisk, at fair value....................  $10,234    $   --
Loans to Spyrus, at cost..................................    3,546        --
Dazzle convertible promissory note, at cost...............       --     2,500
Other.....................................................      165       345
                                                            -------    ------
          Total...........................................  $13,945    $2,845
                                                            =======    ======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The investment in Smartdisk represents the quoted market value of the Company's investment in Smartdisk common stock.

     The loans made to Spyrus earn interest at a rate of prime plus 1% (9.5% as of December 31, 1999) per annum and are repayable on March 31, 2000. The Company has waived the interest on these loans. Spyrus is a privately held company in the business of securing the internet for high-value data exchanges and transfers. In March 2000, SCM converted its loans to Spyrus, Inc. into Spyrus shares of Series B convertible preferred stock.

 5. INVENTORIES

     Inventories consist of (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $ 9,077    $ 6,764
Finished goods...........................................    6,857      5,395
                                                           -------    -------
                                                           $15,934    $12,159
                                                           =======    =======

 6. PROPERTY AND EQUIPMENT

     Property and equipment consist of (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Land.....................................................  $   157    $   139
Furniture, fixtures and office equipment.................    6,430      3,900
Automobiles..............................................    2,253      1,934
Purchased software.......................................    2,218      1,566
                                                           -------    -------
          Total..........................................   11,058      7,539
Accumulated depreciation.................................   (4,686)    (3,476)
                                                           -------    -------
Property and equipment, net..............................  $ 6,372    $ 4,063
                                                           =======    =======

 7. SHORT-TERM DEBT

     Short-term debt at December 31, 1999 consisted of the following (in thousands):

Notes payable...............................................  $1,418
Other.......................................................      94
                                                              ------
                                                              $1,512
                                                              ======

     In June 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. (see Note 2). As of December 31, 1999, Dazzle had convertible promissory notes of $1,418,000 outstanding. These notes earn interest at a fixed rate of 10% per annum, and are payable in full on June 30, 2000. The note agreements call for the maturity date to be extended upon the approval of a majority of the noteholders. These notes are convertible at the option of the holders at any time prior to the maturity date into shares of Dazzle's Series B preferred stock. Each $2.00 of notes payable can be converted into one Series B preferred share. SCM has certain anti-dilution rights related to the conversion of these notes (see Note 2).

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 8. LINES OF CREDIT

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to DM3,000,000 (approximately $1,544,000 as of December 31, 1999). Both lines have no expiration date. The German lines of credit bear interest at rates ranging from 6.75% to 11.25%, and borrowings under these lines of credit are unsecured. In the United States, the Company has an unsecured $3,000,000 line of credit which bears interest at 8.5% and expires in May 2001. In addition, the Company has a Singapore $1,200,000 (approximately $720,000 as of December 31, 1999) overdraft facility with a local bank due on demand. The Singapore line is secured by a US$380,000 fixed deposit and has a base interest rate of 6.5%. The Company's Japanese subsidiary also has a 67 million yen (approximately $656,000 as of December 31, 1999) line of credit with a local bank in Japan that is renewed annually each June. The Japanese line has an interest rate of 1.625% and is secured by a 67 million yen deposit. There were no amounts outstanding under any of these credit facilities as of December 31, 1999 and 1998.

 9. SHAREHOLDERS' EQUITY

  Convertible Preferred Stock

     In March 1997, the Company issued 388,284 shares of Series D redeemable convertible preferred stock for proceeds of $2,221,000 and 463,285 shares of Series E redeemable convertible preferred stock for proceeds of $2,650,000. In April 1997, the Company issued 849,790 shares of Series F redeemable convertible preferred stock for proceeds of $6,991,199.

     Each share of Series A, B, C, D, E and F convertible preferred stock outstanding was converted into one share of common stock upon the completion of the Company's initial public offering in 1997.

     In connection with the issuance of Series D redeemable convertible preferred stock, the Company issued 28,539 warrants to purchase Series D preferred stock at $5.72 per share to a shareholder. The fair value of these warrants was not significant.

  Stock Options

     Under the Company's stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company's common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 2,703,314 shares of common stock are currently reserved for future grant under the Plans.

     1997 Employee Stock Purchase Plan -- Under the Company's Employee Stock Purchase Plan (the Purchase Plan) up to 175,000 shares of the Company's common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 1999 and 1998, a total of 16,500 and 6,982 shares, respectively, were issued under the plan. As of December 31, 1999, 151,518 shares were available under the Purchase Plan for future issuance.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Stock option activity during the periods indicated is as follows:

                                                               OUTSTANDING OPTIONS
                                                              ---------------------
                                                                           WEIGHTED
                                                               NUMBER      AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Balances as of January 1, 1997..............................    940,098     $ 0.10
Options granted (weighted average fair value of $6.69 per
  share)....................................................    872,936       8.96
Options canceled............................................    (43,700)      0.10
Options exercised...........................................   (573,332)      0.10
                                                              ---------
Balances as of December 31, 1997............................  1,196,002       6.58
Options granted (weighted average fair value of $23.12 per
  share)....................................................    988,421      33.83
Options canceled............................................   (182,275)     44.41
Options exercised...........................................   (506,080)      2.85
                                                              ---------
Balances as of December 31, 1998............................  1,496,068      21.23
Options granted (weighted average fair value of $34.49 per
  share)....................................................  1,174,148      50.93
Options canceled............................................    (81,339)     22.15
Options exercised...........................................   (190,629)     15.97
                                                              ---------
Balances as of December 31, 1999............................  2,398,248     $36.25
                                                              =========

     The following table summarizes information about options outstanding as of December 31, 1999:

                 OPTIONS OUTSTANDING
------------------------------------------------------    OPTIONS EXERCISABLE
                                 WEIGHTED                ----------------------
                                 AVERAGE      WEIGHTED                 WEIGHTED
                                REMAINING     AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------  -----------   ------------   --------   -----------   --------
     $0.10            2,667        6.20        $ 0.10        1,550      $ 0.10
$ 8.10 - $13.00     494,406        7.57          9.30      251,571        9.31
$17.84 - $25.06      39,442        8.13         18.36       13,523       18.55
$30.00 - $45.56   1,438,276        9.22         38.15      144,091       33.06
$61.25 - $66.00     423,457        9.28         63.02       86,968       63.52
                  ---------                                -------
$ 0.10 - $66.00   2,398,248                                497,703
                  =========                                =======

  Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, except with respect to the options and restricted stock granted in July and October 1996. The Company has recorded deferred stock compensation of $377,000 for the difference at the grant date between the exercise price and the fair value, as determined by an independent valuation, of the restricted stock and the common stock underlying the options. This amount is being amortized on the straight-line basis over the vesting period of the individual options and restricted stock, generally four years. For the years ended December 31, 1999, 1998 and 1997, the Company expensed approximately $47,000, $53,000 and $274,000, respectively, of the deferred stock compensation.

     SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method as of the

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

beginning of fiscal 1997. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company's stock option grants:

                                                   1999       1998       1997
                                                  -------    -------    -------
Expected life...................................  5 years    4 years    4 years
Risk-free interest rate.........................    4.64%      4.57%      6.24%
Volatility......................................      77%        96%       100%
Dividend yield..................................     None       None       None

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Stock Purchase Plan:

                                                          1999        1998
                                                        --------    --------
Expected life.........................................  6 months    6 months
Risk-free interest....................................     5.29%       4.91%
Volatility............................................       77%         96%
Dividend yield........................................      None        None

     If the computed fair values of the 1999, 1998 and 1997 awards under the Stock Option Plans and Employee Stock Purchase Plan had been amortized to expense over the vesting period of the awards, the Company's pro forma net income and earnings per share for the three fiscal years in the period ended December 31, 1999 would have been as follows (in thousands):

                                                           1999       1998      1997
                                                          -------    -------    -----
Pro forma net income (loss).............................  $(1,192)   $(7,529)   $ 947
Pro forma earnings per share:
  Basic income (loss) per share.........................  $ (0.08)   $ (0.57)   $0.22
  Diluted income (loss) per share.......................  $ (0.08)   $ (0.57)   $0.17

     The weighted-average fair value of purchase rights granted under the Purchase Plan in 1999 and 1998 was $51.27 and $33.17 per share.

     In addition, Dazzle has a stock option plan under which options may be granted to purchase shares of Dazzle's authorized but unissued common stock with similar terms to the Company's stock option plan. As of December 31, 1999, there were options outstanding to purchase 4,642,206 shares of Dazzle common stock at exercise prices ranging from $0.10 to $0.25 with a weighted average exercise price of $0.14 and no shares were available for grants. As of December 31, 1999, there were exercisable options to purchase 3,812,324 shares of common stock at a weighted average exercise price of $0.14. The fair value of fiscal 1999 option awards was not significant. SCM has certain anti-dilution rights related to the exercise of these options (see Note 2).

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. INCOME TAXES

     Income (loss) before income taxes for domestic and non-U.S. operations is as follows (in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
Net income (loss) before income taxes:
  U.S. ...............................................  $(5,013)   $(8,807)   $(1,214)
  Foreign.............................................   19,508      6,679      4,631
                                                        -------    -------    -------
          Total income (loss) before income taxes.....  $14,495    $(2,128)   $ 3,417
                                                        =======    =======    =======

     The provision for income taxes consisted of the following (in thousands):

                                                          1999       1998       1997
                                                         -------    -------    ------
Deferred:
  Federal..............................................  $(1,243)   $(1,607)   $   --
  State................................................     (281)      (389)       --
  Foreign..............................................      (10)        --        --
                                                         -------    -------    ------
                                                          (1,534)    (1,996)       --
                                                         -------    -------    ------
Current:
  Federal..............................................      733      2,480        --
  State................................................      208        420        --
  Foreign..............................................    5,394      1,941     1,068
                                                         -------    -------    ------
                                                           6,335      4,841     1,068
                                                         -------    -------    ------
Total provision for income taxes.......................  $ 4,801    $ 2,845    $1,068
                                                         =======    =======    ======

     Significant items making up deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
  Accounts receivable allowances............................  $   555    $   838
  Inventory adjustment......................................    1,109        871
  Net operating loss carryforwards..........................    4,446      1,084
  State taxes...............................................       --        258
  Other accruals............................................    1,149         49
                                                              -------    -------
                                                                7,259      3,100
Less valuation allowance....................................   (3,527)    (1,084)
                                                              -------    -------
                                                                3,732      2,016
Deferred tax liability:
  Property and equipment....................................       --        (20)
  Unrealized gain on investments............................   (3,094)        --
  Other.....................................................     (107)        --
                                                              -------    -------
Net deferred tax asset......................................  $   531    $ 1,996
                                                              =======    =======

     The increased valuation allowance in 1999 relates to net operating losses of Dazzle, which was acquired during 1999 (see Note 2). Management believes the realizability of the net deferred tax asset of $531,000 as of December 31, 1999 is likely considering the amounts available in carryback periods and SCM's projections

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

of future taxable income. The Company has provided a valuation allowance of $3,527,000 as of December 31, 1999 due to the uncertainty of the use of the net operating loss carryforwards due to certain limitations.

     The provision for taxes reconciles to the amount computed by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
Computed expected tax (benefit).........................  $ 5,073    $ (724)   $1,162
State taxes, net of federal benefit.....................       --       133        --
Foreign taxes (benefits) provided for at rates other
  than U.S. statutory rate..............................   (1,446)     (330)     (507)
Benefits of U.S. net operating loss carryforwards.......       --      (389)       --
Expenses not currently deductible for tax purposes......    1,174     4,338        --
Change in the valuation allowance for deferred tax
  assets at beginning of year allocated to income tax
  expense...............................................       --      (183)      413
                                                          -------    ------    ------
Provision for income taxes..............................  $ 4,801    $2,845    $1,068
                                                          =======    ======    ======

     The Company had net operating loss carryforwards of approximately $14,902,000 and $9,282,000 for federal and California income tax purposes, respectively. Additionally, the Company's Japanese subsidiary had net operating loss carryforwards of approximately $600,000 as of December 31, 1999 for Japanese tax purposes. The Japan net operating loss carryforward will expire approximately in the years 2001 and 2002. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2012, and the California net operating loss carryforwards will expire in the years 1999 through 2002. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary's federal and California net operating loss carryforwards being subject to an annual limitation of approximately $340,000. Another ownership change resulted from the Company's IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. Additionally, the use of net operating loss carryforwards of Dazzle is limited to approximately $600,000 per year.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11. NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share from continuing operations (in thousands).

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Net income (loss) applicable to common stockholders
  (numerator), basic...................................  $ 9,108    $(4,973)   $1,547
Dilutive effect of Dazzle options......................      (93)        --        --
                                                         -------    -------    ------
Net income (loss) applicable to common shareholders
  (numerator), diluted.................................  $ 9,015    $(4,973)   $1,547
                                                         =======    =======    ======
Shares (denominator):
  Weighted average common shares outstanding used in
     computation of basic..............................   14,082     13,253     4,394
  Series A convertible preferred stock.................       --         --       655
  Dilutive effect of common stock equivalents using the
     treasury stock method.............................    1,004         --       565
                                                         -------    -------    ------
Shares used in computation, diluted....................   15,086     13,253     5,614
                                                         =======    =======    ======
Net income (loss) per share:
  Basic................................................  $  0.65    $ (0.38)   $ 0.35
                                                         =======    =======    ======
  Diluted..............................................  $  0.60    $ (0.38)   $ 0.28
                                                         =======    =======    ======

     Excluded from the computation of diluted EPS for the year ended December 31, 1999 are common equivalent shares resulting from the effect of 404,707 shares issuable under stock options, using the treasury stock method, because their inclusion would be antidilutive. These options had a weighted average exercise price of $62.89. Excluded from the computation of diluted EPS for the year ended December 31, 1998 are common equivalent shares resulting from the effect of 1,496,068 and 16,731 shares issuable under stock options and warrants, respectively, using the treasury stock method, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $21.23 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 1997 are the common equivalent shares resulting from the assumed conversion of the redeemable convertible preferred stock, because their effects were antidilutive prior to their conversion into common stock on October 7, 1997.

12. SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Operating Officer and Executive Chairman.

     The executive staff aligned the Company's organization along three product segments: Digital TV, Digital Media and PC and network security. The executive staff reviews financial information and business performance along these three product segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company's reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Summary information by segment for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Digital TV:
  Revenues...........................................  $ 46,396    $30,348    $16,707
  Gross margin.......................................    17,712     12,192      6,975
Digital media:
  Revenues...........................................  $ 61,717    $35,594    $18,654
  Gross margin.......................................    18,404     10,051      5,906
PC and network security:
  Revenues...........................................  $ 19,175    $19,067    $11,062
  Gross margin.......................................     8,548      5,618      3,329
Total:
  Revenues...........................................  $127,288    $85,009    $46,423
  Gross margin.......................................    44,664     27,861     16,210

     Additional information regarding revenue by geographic region is as follows (in thousands):

                                                         1999       1998       1997
                                                       --------    -------    -------
United States........................................  $ 60,536    $32,686    $22,802
Europe...............................................    42,501     35,467     20,582
Asia-Pacific.........................................    24,251     16,856      3,039
                                                       --------    -------    -------
                                                       $127,288    $85,009    $46,423
                                                       ========    =======    =======

     Geographic revenues are based on the country from which customers are invoiced.

     A summary of the net sales to major customers that exceeded 10% of total net sales during 1998 and 1997 (none in 1999):

                                                              1998    1997
                                                              ----    ----
Customer 1..................................................   17%     27%
Customer 2..................................................   --      14

13. COMMITMENTS

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next six years. Rent expense was $1,532,000, $736,000, and $621,000 in 1999, 1998, and 1997, respectively.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Future minimum lease payments under noncancelable operating leases, net of expected receipts under noncancelable subleases of $202,000 in 2000 and $176,000 in 2001, are as follows as of December 31, 1999 (in thousands):

                        YEARS ENDING
                        DECEMBER 31,
------------------------------------------------------------
   2000.....................................................  $1,449
   2001.....................................................   1,377
   2002.....................................................   1,153
   2003.....................................................     594
   2004.....................................................     516
   Thereafter...............................................     628
                                                              ------
          Total minimum lease payments......................  $5,717
                                                              ======

14. RELATED PARTY TRANSACTIONS

     The Company purchased inventory totaling $3,379,000 in 1997 from a supplier
(ICS) that was also a shareholder. In June 1998, the Company acquired ICS (see
Note 2). Inventory purchased by the Company in 1998 from ICS prior to the acquisition approximated $1,300,000.

     In May 1997, the Company entered into a development and supply agreement with a less than 10% shareholder. Revenues under this agreement in 1999, 1998 and 1997 were $3,619,000, $3,304,000 and $2,692,000, respectively, and the amounts owed the Company by the shareholder as of December 31, 1999 and 1998 were $293,000 and $271,000, respectively.

     As discussed in Note 2, the Company acquired Memory, a company related by common directorship, in December 1997. Prior to the acquisition, the Company, through its Shuttle subsidiary, conducted transactions on an arm's length basis with Memory as follows in the year ended December 31, 1997 (in thousands):

Revenues to Memory..........................................  $520
Purchases from Memory.......................................  $433

     As discussed in Note 2, the Company acquired ICS, a Singapore-based contract manufacturer, in June of 1998. Prior to the acquisition, ICS had made an investment of approximately $350,000 in Dazzle. During the fourth quarter of 1998, the Company made an additional investment in Dazzle in the form of a convertible note in the amount of $2,500,000. This note, which is included with investments on the accompanying consolidated balance sheet as of December 31, 1998, was secured by all assets of Dazzle and converted to preferred stock on June 30, 1999, when SCM acquired a majority interest in Dazzle (See Note 2). During 1998, revenue from sales to Dazzle amounted to $3,609,000, and the amount receivable from Dazzle was $1,608,000 as of December 31, 1998

15. LEGAL PROCEEDINGS

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

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

                                   * * * * *

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
     3.1*      Fourth Amended and Restated Certificate of Incorporation.
     3.2*      Bylaws, as amended, of Registrant.
     4.1*      Form of Registrant's Common Stock Certificate.
     9.1*      Form of Director and Officer Indemnification Agreement.
     9.2*      1997 Stock Plan.
    10.1*      1997 Employee Stock Purchase Plan.
    10.4*      1997 Director Option Plan.
    10.5*      1997 Stock Option Plan for French Employees.
    10.6*      1997 Employee Stock Purchase Plan for Non-U.S. Employees.
    10.7**     Revolving Credit Loan and Security Agreement, dated
               September 26, 1997, between Registrant and Comerica Bank.
    10.8*      Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
    10.9*      Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
    10.10*     Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
    10.11*     Lease, dated September 29, 1994, between Registrant and Los
               Gatos Business Park.
    10.12*     Sublease Agreement, dated December 17, 1996, between
               Intermart Systems, Inc. and Registrant.
    10.13*     Lease, dated September 30, 1994, between Registrant and
               Olbrich Franz.
    10.14*     Amended and Restated Stockholders' Agreement, dated April
               11, 1997, between Registrant and certain investors.
    10.15*     Form of Employment Agreement between SCM GmbH and Messrs.
               Schneider and Meier.
    10.16*     Employment Agreement, dated May 15, 1995, between Registrant and Jean-Yves Le Roux.
    10.17*+    Commitment Instrument, dated August 7, 1996, among France
               Telecom, Matra Communication, Registrant and Matra MHS.
    10.18*+    Teaming Agreement, dated October 6, 1995, between
               Temic/Matra MHS, Matra Communication and Registrant.
    10.19*+    Development Agreement, dated March 6, 1997, between Intel
               Corporation and Registrant.
    10.20*+    Technology Development and License Agreement, dated
               September 27, 1996, between Registrant and Sun Microsystems,
               Inc.
    10.21*     Cooperation Contract, dated March 25, 1996, between
               Registrant and Stocko Metallwarenfabriken Henkels and Sohn
               GmbH & Co.
    10.22*+    Development and Supply Agreement, dated October 9, 1996,
               between BetaDigital Gesellschaft fur digitale Fernsehdienste
               mbH and Registrant.
    10.23*     Framework Contract, dated December 23, 1996, between Siemens
               Nixdorf Informationssysteme AG and Registrant.
    10.24*     B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
    10.25*     Technology Option Agreement, dated January 31, 1997, between
               Wolfgang Neifer and Registrant.
    10.26*+    Development and Supply Agreement, dated May 15, 1997,
               between Telenor Conax and Registrant.
    10.27*+    Manufacturer's Sales Representative Agreement, dated
               December 8, 1994, between Registrant and AGM.
    10.28*     License Agreement, dated September 5, 1997, between the
               Registrant and Gemplus.

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
    10.29*     Warrant Issuance and Common Stock Agreement, dated September
               5, 1997, between the Registrant and Gemplus.
    10.30*     Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
    10.31*     Common Stock Purchase Warrant dated September 5, 1997,
               issued to Gemplus.
    10.32*     Waiver and Amendment to Amended and Restated Stockholders'
               Agreement dated September 5, 1997.
    11.1       Statement of computation of earnings per share.
    21.1*      Subsidiaries of the Registrant.
    23.1       Consent of Deloitte & Touche LLP, Independent Auditors.
    23.2       Consent of KPMG LLP, Independent Auditors.
    27.1       Financial Data Schedule.

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