Form 10-K405/A
period 1999-12-31
SCM MICROSYSTEMS INC
filed 2000-05-01
CIK 1036044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

                                 (408) 370-4888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 25, 2000 there were 14,429,491 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant was $1,131,223,000. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities Exchange Commission (the "Commission") solely for the purpose of supplementing the following items.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors, and their ages as of December 31, 1999, are as follows:

          NAME             AGE                        POSITION
          ----             ---                        --------
Steven Humphreys.........  38    Chairman of the Board
Robert Schneider.........  51    Chief Executive Officer and Director
Bernd Meier..............  50    President, Chief Operations Officer and Director
Andrew Warner............  36    Vice President, Finance and Chief Financial Officer
Friedrich Bornikoel(1)...  50    Director
Oystein Larsen(2)........  39    Director
Ng Poh Chuan(2)..........  38    Director
Andrew Vought(1)(2)......  45    Director

---------------
(1) Member of Compensation Committee

(2) Member of Audit Committee

     Steven Humphreys joined SCM in July 1996 as President and Chairman of the Board. Mr. Humphreys became Chief Executive Officer in January 1997 and served as President and Chief Executive Officer until July 1999. Mr. Humphreys currently serves as Chairman of the Board. From April 1994 until February 1996, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. From November 1990 until March 1994, he was Vice President of General Electric Information Services, an electronic commerce services provider. Mr. Humphreys holds a B.S. degree from Yale University and a M.S. degree and a M.B.A. degree from Stanford University.

     Robert Schneider founded SCM in May 1990 as President, Chief Executive Officer, General Manager and Chairman of the Board. Mr. Schneider has served as Chief Executive Officer since July 1999 and as Director since May 1990. Mr. Schneider also serves as a Managing Director of our German subsidiary. Mr. Schneider holds a degree in engineering from HTBL Salzburg and a B.A. degree from the Akademie for Business Administration in Ueberlingen.

     Bernd Meier joined SCM in January 1992 as General Manager and as a Director. Mr. Meier has served as President since July 1999 and as Chief Operations Officer since July 1996. Mr. Meier is also a Director of the Company and a Managing Director of our German subsidiary. Mr. Meier holds a degree in engineering from Fachhochschule Dieburg.

     Andrew Warner joined SCM in June 1999 as Vice President, Finance and Chief Financial Officer. From October 1997 until June 1999, Mr. Warner was Vice President, Finance and Chief Financial Officer of Dazzle Multimedia, a private desktop video publishing company. From January 1993 until October 1997, he held various senior finance positions including Director of Corporate Planning and Analysis and Director of Finance for the Americas at Madge Networks, a provider of global networking solutions. Mr. Warner holds a B.A. degree in Business Studies from Humberside University in the United Kingdom and is an Associate Member of the Chartered Institute of Management Accountants.

     Friedrich Bornikoel has served as a Director of SCM since September 1992. Mr. Bornikoel joined TVM Techno Venture Management GmbH, a venture capital firm, in July 1987 and has been a Partner since 1990. Mr. Bornikoel is a director of several privately held companies. Mr. Bornikoel holds a Masters degree in Physics from the Technical University of Munich.

     Oystein Larsen has served as a Director of SCM since October 1998. Mr. Larsen is currently Chief Executive Officer of Telenor Conax AS, a company based in Norway engaged in the development and marketing of smart card-based systems for digital pay-TV, telecommunications and security, and has served in this role since 1994. Prior to that, Mr. Larsen was Director, Development Division of Telenor CTV, a provider of cable TV services based in Norway. Mr. Larsen is a director of a privately held electronic payment company in Norway. He holds an advanced engineering degree from the Institute Nationale Polytechnique in Grenoble.

     Ng Poh Chuan has served as a Director of SCM since June 1995. Mr. Ng is currently a Managing Director and Chairman of the Board of Global Team Technology Pte. Ltd., a manufacturer's representative for computer products. From September 1994 through May 1997, Mr. Ng served as Director, Business Development at ICS, a contract manufacturing company and developer of communications products. Prior to joining ICS, Mr. Ng was a product engineering manager for Compaq Computer Corp. Mr. Ng is a director of several privately held companies. Mr. Ng holds a B.S.E. degree from the National University of Singapore.

     Andrew Vought has served as a Director of SCM since March 1996. Mr. Vought is currently a Senior Vice President and Chief Financial Officer of Virata Corporation, a developer and supplier of integrated software-on-silicon solutions for the delivery of fast Internet access to the home and office. From January 1995 through May 1996, Mr. Vought was a Partner of Cheyenne Capital Corporation. Prior to joining Cheyenne Capital Corporation, Mr. Vought was Vice President, Chief Financial Officer and Secretary of MicroPower Systems, Inc., an analog and mixed signal semiconductor company, from May 1990 until April 1994. Mr. Vought is a director of several privately held companies. Mr. Vought holds a B.S. degree and a B.A. degree from the University of Pennsylvania and an M.B.A. degree from Harvard University.

TERM OF OFFICE OF DIRECTORS

     The Board of Directors is divided into three classes, Class I, Class II and Class III, with three directors serving in Class I, two directors serving in Class II, and two directors serving in Class III. Class I directors consist of Messrs. Humphreys, Larsen and Ng, and the term of office of Class I directors expires at our 2002 Annual Meeting of Stockholders; Class II directors consist of Messrs. Meier and Vought, and the term of office of Class II directors will expire at our 2000 Annual Meeting of Stockholders; and Class III directors consist of Messrs. Bornikoel and Schneider, and the term of office of Class III directors will expire at our 2001 Annual Meeting of Stockholders.

BOARD COMMITTEES

     In March 1997, the Board established an Audit Committee and a Compensation Committee. The Audit Committee, currently comprised of directors Ng, Vought and Larsen, recommends to the Board of Directors the engagement of SCM's independent accountants and reviews with the accountants the plan, scope and results of their examination of the consolidated financial statements. The Compensation Committee, currently comprised of directors Bornikoel and Vought, reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers, directors and consultants to SCM.

DIRECTOR COMPENSATION

     Each nonemployee member of SCM's Board of Directors receives an annual fee of $10,000 plus $1,000 for each board meeting attended in person for his services as director. Prior to April 1997, directors did not receive compensation for services as directors.

     Under SCM's 1997 Director Option Plan ("The Director Plan"), a total of 50,000 shares of Common Stock have been reserved for issuance. The Director Plan provides that an annual increase will be made in the number of our Common Stock reserved for issuance thereunder on each anniversary date of adoption of the Director Plan, in amounts equal to the number of shares underlying options granted in the immediately preceding year or a lesser amount determined by the Board. Each outside director was granted an initial option to purchase 5,000 shares of Common Stock upon the effective date of the Director Plan and each person who becomes an outside director after that date will automatically be granted an initial option to purchase 10,000 shares of Common Stock. In addition, each outside director will automatically be granted a subsequent annual option to purchase an additional 5,000 shares of Common Stock under the Director Plan on the date of each Annual Meeting of Stockholders. All such options have an exercise price equal to the fair market value of the Common Stock at the date of grant, have a term of ten years and vest monthly over one year from the date of grant. Options granted under the Director Plan are not transferable unless approved by the Board of Directors. SCM's Director Plan will terminate in 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationship exists between SCM's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, or 10% stockholders, to file certain reports of ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the Commission's rules and regulations to provide us with copies of all forms that they file under Section 16(a) of the Exchange Act. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons, we believe that, during the period from January 1, 1999 to December 31, 1999, our executive officers, directors and 10% stockholders filed all required reports under
Section 16(a) of the Exchange Act on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth all compensation awarded to, earned by, or paid for services rendered to SCM in all capacities during the years ended December 31, 1997, 1998 and 1999 for SCM's Chief Executive Officer and SCM's most highly compensated other executive officers whose salary and bonus for 1999 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                         LONG-TERM
                                                    ANNUAL              COMPENSATION
                                                 COMPENSATION            SECURITIES     ALL OTHER
                                          ---------------------------    UNDERLYING    COMPENSATION
      NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)    OPTIONS(#)        ($)
      ---------------------------         ----   ---------   --------   ------------   ------------
Steven Humphreys(1).....................  1999    210,000     25,000       10,000           240(2)
  Chairman of the Board                   1998    190,000     60,000       30,000            --
                                          1997    190,000     75,000           --            --
Robert Schneider(3).....................  1999    210,000     45,000       30,000         1,763(2)
  Chief Executive Officer and Managing    1998    190,000     60,000       30,000         1,935(2)
  Director of German subsidiary           1997    190,000     75,000      120,000         1,935(2)
Bernd Meier(4)..........................  1999    210,000         --       30,000         1,500(2)
  President, Chief Operations Officer     1998    190,000     75,000       30,000         1,935(2)
  and
  Managing Director of German             1997    190,000     75,000      120,000         1,935(2)
  subsidiary
Andrew Warner(5)........................  1999     75,000     15,000       50,000           179(2)
  Vice President, Finance and Chief
  Financial Officer

---------------
(1) Mr. Humphreys served as our President and Chief Executive Officer until July 1999, when he was appointed Chairman of the Board.

(2) Represents payments of life insurance premiums.

(3) Mr. Schneider was appointed Chief Executive Officer in July 1999.

(4) Mr. Meier was appointed President in July 1999.

(5) Mr. Warner began working at SCM in June 1999.

     Option Grants During 1999. The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during 1999.

                                                                                             POTENTIAL REALIZABLE
                                                INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                       -------------------------------------------------------------------      ANNUAL RATES OF
                                                PERCENT OF                                        STOCK PRICE
                                               TOTAL OPTIONS                                   APPRECIATION FOR
                             NUMBER OF          GRANTED TO                                      OPTION TERM(2)
                       SECURITIES UNDERLYING     EMPLOYEES     EXERCISE PRICE   EXPIRATION   ---------------------
        NAME              OPTIONS GRANTED         IN 1999        PER SHARE       DATE(1)       5%($)      10%($)
        ----           ---------------------   -------------   --------------   ----------   ---------   ---------
Steven Humphreys.....         10,000                0.9%          $45.5625      7/21/2009      742,165   1,181,774
Robert Schneider.....         30,000                2.6            45.5625      7/21/2009    2,226,495   3,545,322
Bernd Meier..........         30,000                2.6            45.5625      7/21/2009    2,226,495   3,545,322
Andrew Warner........         50,000                4.3            45.5625      7/21/2009    3,710,826   5,908,870

---------------
(1) The option grants presented above vest as to 100% of the shares four years from the date of grant. Options may generally be exercised ahead of vesting, subject to a right of SCM to repurchase the unvested portion of the shares if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability prior to the shares vesting.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent SCM's estimate or projection of SCM's future Common Stock prices. The actual value realized may be greater or less than the potential realizable values set forth in the table.

     Year-End Option Values. The following table sets forth, for each of the Named Executive Officers, the year-end value of unexercised options as of December 31, 1999:

                           NUMBER OF SECURITIES          VALUE(1) OF UNEXERCISED
                          UNDERLYING UNEXERCISED               IN-THE-MONEY
                         OPTIONS AT YEAR-END(#):         OPTIONS AT YEAR-END($):
        NAME           EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(2)
        ----           ----------------------------    ----------------------------
Steven Humphreys.....              0/ 80,333                       0/6,330,141
Robert Schneider.....         71,458/108,542               3,920,638/4,230,237
Bernd Meier..........         71,458/108,542               3,920,638/4,230,237
Andrew Warner........          5,208/ 44,792                  95,703/  823,047

---------------
(1) Options are generally exercisable by the optionee ahead of vesting. Unvested shares purchased on exercise of an option are subject to a repurchase right of SCM, and may not be sold by an optionee until the shares vest. Options indicated as "Exercisable" are those options which were both vested and exercisable as of December 31, 1999. All other options are indicated as "Unexercisable."

(2) Market value of underlying securities at year-end minus the exercise price.

EMPLOYMENT CONTRACTS

     SCM's German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each agreement continues for an indefinite term and each party may terminate the agreement at any time with six months notice. Each executive receives an annual base salary of $210,000 and an annual bonus of up to $75,000. Furthermore, each executive is subject to a non-compete provision for a period of one year after the termination of employment.

REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee reviews and approves our compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of our executive officers for their services to SCM during 1999.

     Compensation Philosophy. Our philosophy in setting its compensation policies for executive officers is to maximize shareholder value over time. The primary goal of our executive compensation program is therefore to closely align the interests of the executive officers with those of our stockholders. To achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities are critical to our long-term success, motivate individuals to perform at their highest level and reward outstanding achievement, (ii) maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals, and (iii) encourage executives to manage from the perspective of owners with an equity stake in SCM. The Compensation Committee currently uses salary, incentive bonuses and stock options to meet these goals.

     Base Salary. The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. The Compensation Committee reviewed and approved fiscal 1999 base salaries for the Chief Executive Officer and other executive officers at the end of fiscal 1998. In establishing base salaries of executive officers, the Compensation Committee evaluates each executive's salary history, scope of responsibility, prior experience, past performance for us and recommendations from management. The Compensation Committee also takes into account the salaries for similar positions at comparable companies in our industry, based on each individual Committee member's industry experience. In reviewing and setting base salaries for executive officers, the Compensation Committee focused on each executive's historical salary level, which in most instances was based upon the date on which the executive was hired by us, the executive's prior performance with us and expected contribution to our future success. In making its salary decisions, the Compensation Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

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

     Equity Incentives. The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company provides long-term incentives to its Chief Executive Officer and its other executive officers through its 1997 Stock Plan (the "1997 Plan"). The purpose of the 1997 Plan is to attract and retain the best employee talent available and to create a direct link between compensation and our long-term performance. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in our employ. All options granted to executive officers to date have been granted at the fair market value of our common stock on the date of grant. The Board of Directors considers the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals.

     CEO Compensation. The compensation of Mr. Humphreys, our Chief Executive Officer until July 1999, and Mr. Schneider, our Chief Executive Officer from July 1999, consists of base salary, an annual bonus and stock options. For 1999, the Compensation Committee increased Mr. Humphreys' base salary to $210,000 from $190,000 in 1998 based upon the Compensation Committee's knowledge of base salary levels for similar positions in the industry. In May 1999, Mr. Humphreys was awarded an incentive bonus of $25,000 based on the financial and operational performance of the Company during 1998. For 1999, the Compensation Committee increased Mr. Schneider's base salary to $210,000 from $190,000 in 1998 based upon the Compensation Committee's knowledge of base salary levels for similar positions in the industry. In May 1999, Mr. Schneider was awarded an incentive bonus of $45,000 based on the financial and our operational performance during 1998.

     Compensation of Certain Other Executive Officers. The compensation of Mr. Meier, our President, Chief Operations Officer and a Managing Director of our German subsidiary, consists of base salary, an annual bonus and stock options. For 1999, the Compensation Committee increased Mr. Meier's base salary to $210,000 from $190,000 in 1998 based upon the Compensation Committee's knowledge of base salary levels for similar positions in the industry. Mr. Meier was not awarded an incentive bonus for 1998.

EMPLOYEE STOCK PLANS

  1997 STOCK PLAN

     SCM's 1997 Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The 1997 Plan was approved by the Board of Directors in March 1997, and by the stockholders in April 1997. Unless terminated sooner, the 1997 Plan will terminate automatically in March 2007. A total of 2,703,314 shares of Common Stock are currently reserved for issuance and options to purchase 2,398,248 shares have been issued pursuant to the 1997 Plan. An annual increase will be made to the 1997 Plan on each anniversary date of the adoption of the 1997 Plan, in an amount equal to the lesser of 500,000 shares, three percent of the outstanding shares on such date, or a lesser amount determined by the Board.

     The 1997 Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"), which Committee shall, in the case of options intended to qualify as "performance-based compensation" within the meaning of
Section 162(m) of the Internal Revenue Code, consist of two or more "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The Committee has the power to amend, suspend or terminate the 1997 Plan (provided that no such action may affect any share of Common Stock previously issued and sold or any option or SPR previously granted under the 1997 Plan), to determine the terms of the options and SPRs granted, including the exercise price, the number of shares subject to each SPR or option, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the Committee has the authority to prescribe, amend and rescind rules and regulations relating to the 1997 Plan. Pursuant to this authority, the Committee has approved the 1997 Stock Option Plan for French Employees (the "French Plan") in April 1997, pursuant to which stock options that qualify for preferential tax treatment under French tax law may be granted. The French Plan was approved by a vote of SCM's stockholders in July 1998.

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

     Rights granted under the Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the Purchase Plan. The Purchase Plan provides that, in the event of a merger of SCM with or into another corporation or a sale of all or substantially all of SCM's assets, each participant's right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation. If the successor corporation refuses to undertake such an assumption or substitution, the Board of Directors shall shorten the offering period then in progress (so that employees' rights to purchase stock under the Purchase Plan are exercised prior to the merger or sale of assets). The Purchase Plan will terminate in 2007. The Board of Directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Purchase Plan. In 1999 and 1998, 16,700 and 6,982 shares, respectively, were purchased by participants under the Purchase Plan and 151,518 shares were available under the Purchase Plan as of December 31, 1999.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 28, 2000 for: (a) each person or entity who is known by us to beneficially own five percent or more of our outstanding common stock; (b) each of our directors; (c) each of the Named Executive Officers; and (d) all of our directors and executive officers as a group.

                                                   SHARES BENEFICIALLY
                                                         OWNED(1)
                                                   --------------------
            NAME OF BENEFICIAL OWNER                NUMBER      PERCENT
            ------------------------               ---------    -------
Deutsche Bank A.G.(2)............................  1,351,583      9.6
  Taunusanlage 12, D-60325
  Frankfurt am Main, Germany
Robert Schneider(3)..............................    551,069      3.8
  c/o SCM Microsystems GmbH
  Sperl-Ring 4 Hettenshausen
  D-85276 Pfaffenhofen, Germany
Bernd Meier(4)...................................    280,304      1.9
  c/o SCM Microsystems GmbH
  Sperl-Ring 4 Hettenshausen
  D-85276 Pfaffenhofen Germany
Steven Humphreys(5)..............................     41,500        *
Andrew Warner(6).................................     11,458        *
Friedrich Bornikoel(7)...........................     42,500        *
Oystein Larsen(8)................................     15,000        *
Ng Poh Chuan (9).................................     10,000        *
Andrew Vought(10)................................      6,000        *
All directors and executive officers as a group
  (8 persons)(11)................................    957,831      6.5

---------------
  *  Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable but not necessarily vested within 60 days of April 28, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

 (2) Based solely on information contained in a Schedule 13G filed on February 10, 2000.

 (3) Includes (i) 13,510 shares held by Robert Schneider's wife, Ursula Schneider; and (ii) options to purchase 86,458 shares and 1,167 shares of common stock exercisable within 60 days of April 28, 2000 held by Robert Schneider and Ursula Schneider, respectively. Mr. Schneider also holds 100,000 fully vested options in Dazzle Multimedia, a 51% owned subsidiary of SCM Microsystems. These options represent less than 1% of the outstanding capital stock of Dazzle Multimedia.

 (4) Includes (i) 5,000 shares held by Bernd Meier's wife, Sonja Meier; (ii) options to purchase 86,458 shares and 1,167 shares of common stock exercisable within 60 days of April 28, 2000 held by Bernd Meier and Sonja Meier, respectively, and (iii) 35,064 shares held in trust for Nicholas Efthymiou. Mr. Meier also holds 66,667 common shares and 100,000 fully vested options in Dazzle Multimedia, a 51% owned subsidiary of SCM Microsystems. These shares and options represent less than 1% of the outstanding capital stock of Dazzle Multimedia.

 (5) Includes 5,762 shares of common stock which are subject to repurchase by SCM until vested. Mr. Humphreys also holds 100,000 fully vested options in Dazzle Multimedia, a 51% owned subsidiary of SCM Microsystems. These options represent less than 1% of the outstanding capital stock of Dazzle Multimedia.

 (6) Includes options to purchase 11,458 shares of common stock exercisable within 60 days of April 28, 2000. Mr. Warner also holds 11,500 Preferred Series A shares and a $15,000 convertible note, which is convertible at any time by the holder into 7,500 Series B Preferred Shares in Dazzle Multimedia, a 51% owned subsidiary of SCM Microsystems. These shares and options represent less than 1% of the outstanding capital stock of Dazzle Multimedia.

 (7) Includes 35,000 shares held by TVM Techno Venture Management GmbH. Mr. Bornikoel is a partner of TVM Techno Venture Management GmbH. Mr. Bornikoel disclaims beneficial ownership of shares beneficially owned by such entity except to the extent of his pecuniary interest therein. Also includes options to purchase 7,500 shares of common stock exercisable within 60 days of April 28, 2000.

 (8) Includes options to purchase 15,000 shares of common stock exercisable within 60 days of April 28, 2000.

 (9) Includes options to purchase 10,000 shares of common stock exercisable within 60 days of April 28, 2000.

(10) Includes options to purchase 6,000 shares of common stock exercisable within 60 days of April 28, 2000.

(11) Includes shares and exercisable options which may be deemed to be beneficially owned by certain directors and executive officers. See Notes 3, 4, 5, 6, 7, 8, 9 and 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1999, SCM entered into a $2.1 million loan agreement with Spyrus, Inc., an OEM customer which provides Internet identification and encryption solutions for e-business. This loan was secured by Spyrus' assets. In October and November of 1999, SCM loaned Spyrus an additional $1.45 million, which was guaranteed by Spyrus' founders, individually. The loans earned interest at a rate of prime plus 1% through December 31, 1999. In March 2000, Spyrus consummated a $20,150,000 preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus' Series B preferred stock at a price of $0.10 per share through the conversion of the outstanding principal amount of the Spyrus loans. This represents approximately 15.8% of Spyrus's outstanding common stock on an as converted basis. In connection with this transaction, Robert Schneider, SCM's Chief Executive Officer and a director, Bernd Meier, SCM's President, Chief Operations Officer and director, and Ng Poh Chuan, an SCM director, acquired $200,000, $500,000 and $100,000 worth of Spyrus Series B preferred stock, respectively, on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus' outstanding common stock on an as converted basis. In conjunction with Spyrus' financing, SCM secured the right to appoint a director to Spyrus' board of directors. Mr. Meier currently serves as SCM's appointee.

     In January 2000, each of Steven Humphreys, Robert Schneider and Bernd Meier were granted vested options to acquire 100,000 shares of common stock of our 51% owned subsidiary, Dazzle Multimedia. These options were granted in exchange for their agreement to serve as directors of Dazzle and have an exercise price of $0.30 per share, the fair market value of the Dazzle common stock on the grant date. Two of the three other outside directors of Dazzle received similar option grants. Messrs. Humphreys, Schneider and Meier have each agreed to transfer 25,000 of their Dazzle stock options to Andrew Warner, who in addition to being our Chief Financial Officer has acted as the interim Dazzle Chief Financial Officer since June 1999.

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

                COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
                AMONG SCM MICROSYSTEMS, INC., THE S&P 500 INDEX
                   AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX

                               PERFORMANCE GRAPH

                                                    SCM MICROSYSTEMS,                                       HAMBRECHT & QUIST
                                                          INC.                      S & P 500                  TECHNOLOGY
                                                    -----------------               ---------               -----------------
10/7/97                                                    100                         100                         100
12/97                                                      185                          99                          82
12/98                                                      547                         127                         128
12/99                                                      492                         154                         286

*$100 INVESTED ON 10/7/97 IN STOCK OR INDEX INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

                 MEASUREMENT PERIOD                                     SCM           HAMBRECHT & QUIST
                (FISCAL YEAR COVERED)                  S&P 500   MICROSYSTEMS, INC.      TECHNOLOGY
                ---------------------                  -------   ------------------   -----------------
     10/7/97.........................................    100            100                  100
     Dec-97..........................................     99            185                   82
     Dec-98..........................................    127            547                  128
     Dec-99..........................................    154            492                  286

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2000.

                                          SCM MICROSYSTEMS, INC.

                                          By:     /s/ STEVEN HUMPHREYS
                                            ------------------------------------
                                                      Steven Humphreys
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on April 28, 2000 on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURES                                                TITLE
                     ----------                                                -----

                /s/ STEVEN HUMPHREYS                   Chairman of the Board
-----------------------------------------------------
                  Steven Humphreys

                /s/ ROBERT SCHNEIDER                   Chief Executive Officer (Principal Executive Officer)
-----------------------------------------------------
                  Robert Schneider

                  /s/ ANDREW WARNER                    Vice President, Finance and Chief Financial Officer
-----------------------------------------------------  (Principal Financial and Accounting Officer)
                    Andrew Warner

                   /s/ BERND MEIER                     Chief Operations Officer and Director
-----------------------------------------------------
                     Bernd Meier

               /s/ FRIEDRICH BORNIKOEL                 Director
-----------------------------------------------------
                 Friedrich Bornikoel

                 /s/ OYSTEIN LARSON                    Director
-----------------------------------------------------
                   Oystein Larson

                  /s/ NG POH CHUAN                     Director
-----------------------------------------------------
                    Ng Poh Chuan

                  /s/ ANDREW VOUGHT                    Director
-----------------------------------------------------
                    Andrew Vought

              By: /s/ STEVEN HUMPHREYS
  -------------------------------------------------
                Chairman of the Board