Form 10-Q
period 2000-03-31
SCM MICROSYSTEMS INC
filed 2000-05-15
CIK 1036044

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

At May 10, 2000, 14,456,316 shares of common stock were outstanding.

================================================================================

ITEM I. FINANCIAL STATEMENTS


                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Net revenues..................................................  $ 32,072       $ 24,361

Cost of revenues..............................................    20,106         16,016
                                                                --------       --------

       Gross margin...........................................    11,966          8,345
                                                                --------       --------

Operating expenses:
    Research and development..................................     2,721          1,849
    Sales and marketing.......................................     3,871          2,629
    General and administrative................................     3,020          1,923
                                                                --------       --------
       Total operating expenses...............................     9,612          6,401
                                                                --------       --------

       Income from operations.................................     2,354          1,944
Interest and other, net.......................................     1,782          1,606
                                                                --------       --------
       Income before income taxes and minority earnings.......     4,136          3,550
Provision for income taxes....................................    (1,241)        (1,140)
Minority interest in earnings of consolidated subsidiaries....      (217)            --
                                                                --------       --------
       Net income.............................................  $  2,678       $  2,410
                                                                ========       ========

Net income per share:
    Basic.....................................................  $   0.19       $   0.17

    Diluted...................................................  $   0.17       $   0.16

Shares used in computing net income per share:
    Basic.....................................................    14,275         14,014

    Diluted...................................................    15,669         15,121

Comprehensive income:
    Net income................................................  $  2,678       $  2,410
    Unrealized gain on investment net of deferred taxes.......       622             --
    Foreign currency translation adjustment...................      (275)        (1,481)
                                                                --------       --------
       Total comprehensive income.............................  $  3,025       $    929
                                                                ========       ========


See notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                           MARCH 31,      DECEMBER 31,
ASSETS                                                       2000             1999
                                                           ---------      ------------
Current assets:
    Cash, cash equivalents and short-term investments...   $ 127,401       $ 125,409
    Accounts receivable, net............................      31,706          32,215
    Inventories.........................................      18,046          15,934
    Other current assets................................       8,090           8,836
                                                           ---------       ---------
      Total current assets..............................     185,243         182,394

Property and equipment, net.............................       6,473           6,372
Investments.............................................      17,103          13,945
Intangible assets, net..................................       7,572           8,006
Other assets............................................         319             267
                                                           ---------       ---------
      Total assets......................................   $ 216,710       $ 210,984
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................   $  14,151       $  17,679
    Accrued expenses....................................       7,286           7,806
    Income taxes payable................................       3,426           4,906
    Short-term debt.....................................       1,483           1,512
                                                           ---------       ---------
      Total current liabilities.........................      26,346          31,903

Deferred tax liability..................................       3,602           3,201
Minority interest.......................................         181              84

Stockholders' equity:
    Capital stock.......................................          15              14
    Additional paid-in capital..........................     180,638         173,048
    Retained earnings (deficit).........................       1,326          (1,504)
    Deferred compensation...............................          (8)            (25)
    Other cumulative comprehensive income...............       4,610           4,263
                                                           ---------       ---------
      Total stockholders' equity........................     186,581         175,796
                                                           ---------       ---------

                                                           $ 216,710       $ 210,984
                                                           =========       =========


See notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
Cash flows from operating activities:
   Net income.............................................  $  2,678       $  2,410
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization......................     1,025            533
       Minority interest in earnings of subsidiaries......       217             --
       Deferred income taxes..............................       169             --
       Amortization of deferred stock compensation........        17             15
       Changes in operating assets and liabilities:
        Accounts receivable...............................      (431)         1,182
        Inventories.......................................    (4,192)        (3,759)
        Other current assets..............................     1,006           (743)
        Accounts payable..................................    (2,039)        (2,716)
        Accrued expenses..................................    (1,030)           843
        Income taxes payable..............................      (996)        (2,354)
                                                            --------       --------
          Net cash used in operating activities...........    (3,576)        (4,589)
                                                            --------       --------

Cash flows provided by (used in) investing activities:
   Capital expenditures...................................      (954)        (1,144)
   Purchase of long-term investment.......................    (2,000)            --
   Proceeds from investments..............................    34,222         20,311
   Purchases of investments...............................   (15,348)       (23,402)
                                                            --------       --------
          Net cash provided by (used in) investing
          activities......................................    15,920         (4,235)
                                                            --------       --------

Cash flows from financing activities:
   Payments on line of credit and other current debt......       (28)            --
   Proceeds from issuance of equity, net..................     7,591            734
                                                            --------       --------
          Net cash provided by financing activities.......     7,563            734

Effect of exchange rates on cash..........................       255            420
                                                            --------       --------

Net increase (decrease) in cash...........................    20,162         (7,670)

Cash and cash equivalents at beginning of period..........    45,662         48,012
                                                            --------       --------

Cash and cash equivalents at end of period................  $ 65,824       $ 40,342
                                                            ========       ========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes.............................  $  3,029       $  3,416
                                                            ========       ========

   Cash paid for interest.................................  $     21       $     10
                                                            ========       ========


See notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.      BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems' December 31, 1999 annual report on Form 10-K.

2.      INVENTORIES

   Inventories consist of (in thousands):

                                           AS OF          AS OF
                                         MARCH 31,     DECEMBER 31,
                                           2000           1999
                                         ---------     ------------
      Raw materials ................      $12,078        $ 9,077
      Finished goods ...............        5,968          6,857
                                          -------        -------
                                          $18,046        $15,934
                                          =======        =======

3.      NET INCOME PER SHARE

   Basic and diluted net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share also includes the effect of shares issuable under stock options and warrants.

4.      RECENT ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SCM does not believe adoption of this statement will have a material impact on our consolidated financial position or results of operations.

5.      ACQUISITION

Dazzle

          On June 30, 1999, SCM acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. The results of Dazzle have been consolidated from the date of acquisition.

6.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

   SCM has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within SCM for making operating decisions and assessing financial performance. Our chief operating decision maker is considered to be our executive staff, consisting of the Chief Executive Officer, Chief Operations Officer and Executive Chairman.

   The executive staff has aligned our organization along three business segments: Digital TV, Digital Media and PC and Network Security. The executive staff reviews financial information and business performance along these three product segments. We evaluate the performance of our business segments at the revenue and gross margin level. Our reporting systems do not track or allocate operating expenses or assets by segment. We do not include intercompany transfers between segments for management purposes.

   Summary information by segment as of and for the quarter ended March 31, 2000 and 1999, is as follows (in thousands):

                                      QUARTER ENDED
                                        MARCH 31,
                                ------------------------
                                  2000            1999
                                --------        --------
Digital TV:

    Revenues..................  $ 15,562        $  8,954
    Gross margin..............     6,004           3,137

Digital Media:
    Revenues..................  $ 11,317        $ 12,409
    Gross margin..............     3,632           3,951

PC and Network Security:
    Revenues..................  $  5,193        $  2,998
    Gross margin..............     2,330           1,257

      Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region as of and for the three months ended March 31, 2000 and 1999 follows (in thousands):

                                                 2000            1999
                                               --------        --------
         United States........................ $ 15,958        $  9,408
         Europe...............................   11,404          10,448
         Asia-Pacific.........................    4,710           4,505
                                               --------        --------
                                               $ 32,072        $ 24,361
                                               ========        ========

   No customers exceeded 10% of total net revenues for the quarter ended March 31, 2000. Two customers accounted for 15% and 14% of total net revenues during the first quarter of 1999.

7.      RELATED PARTY TRANSACTIONS

   In 1999, SCM loaned $3.55 million to Spyrus, Inc., an OEM customer which provides Internet identification and encryption solutions for e-business. In March 2000, Spyrus consummated a $20.15 million preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus' Series B preferred stock at a price of $0.10 per share through the conversion of the loan. This represents approximately 15.8% of Spyrus' outstanding common stock on an as converted basis. In connection with this transaction, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus' outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus' board of directors and a member of SCM's Board currently serves as SCM's appointee.

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

ACQUISITION

   On June 30, 1999, SCM acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. The results of Dazzle have been consolidated from the date of acquisition.


RESULTS OF OPERATIONS

   Net Revenues. Net revenues reflect the invoiced amount for goods shipped less an allowance for estimated returns. Revenue is recognized upon product shipment. Net revenues for the quarter ended March 31, 2000 were $32.1 million compared to $24.4 million in 1999, an increase of 32%. The increase in revenues in the first quarter of 2000 over the same quarter in 1999 was due primarily to an increase in shipments of our Digital TV products of $6.6 million and an increase in shipments of PC and Network Security products of $2.2 million, partially offset by a $1.1 million decrease in Digital Media and Connectivity products. The increase in Digital TV shipments primarily consisted of our new St@rKey product as well as shipments of Dazzle product to its customers. The decrease in Digital Media and Connectivity products was primarily due to the lack of availability of multimedia flash memory cards for the digital music player market. Sales of multimedia cards are tied to demand for our Digital Media readers. Sales to SCM's top 10 customers accounted for 41% and 61% of total net revenues in the first quarter of 2000 and 1999, respectively.

   Gross Profit. Gross profit for the first quarter of 2000 was $12.0 million, or 37% of total net revenues, compared to $8.3 million or 34% for the first quarter of 1999. The increase in gross profit in absolute dollars for the first quarter of 2000 was primarily due to the aforementioned increase in shipments of Digital TV products and PC and Network Security products which carry gross profit levels that are higher than our Digital Media products. The increase as a percentage of total net revenues was due primarily to the product mix discussed above. We believe that our gross profit in absolute dollars during 2000 will continue to be above the levels experienced in 1999. Our gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

   Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the first quarter of 2000, research and development expenses were $2.7 million, compared with $1.8 million in the first quarter of 1999, an increase of 47%. As a percentage of total net revenues, research and development expenses were 8% in the first quarter of 2000 and 1999. The increase in absolute amounts was primarily due to engineering headcount and related product development costs at our development centers in France and India, and to research and development expenses of Dazzle. Personnel related expenses increased by $0.6 million and prototype expenses increased $0.3 million in the first quarter of 2000 compared to the same quarter in 1999. We believe that the absolute amount of research and development expenses during 2000 will be higher than in 1999 due to a higher number of personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

   Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the first quarter of 2000 were $3.9 million, or 12% of revenues, compared with $2.6 million in the first quarter of 1999, or 11% of revenues, an increase of 47%. These increases in absolute amounts in 2000 were primarily due to an increase in sales and marketing costs in the U.S. and Germany and the acquisition of Dazzle. The increases consisted primarily of personnel related expenses of $0.6 million, external and internal sales commissions of $0.2 million, marketing program costs of $0.2 million and travel costs of $0.1 million. We expect sales and marketing expenses in 2000 to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis

   General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM's administrative functions, professional fees such as legal, audit, tax and consulting fees, and the amortization of intangible assets. In the first quarter of 2000, general and administrative expenses were $3.0 million, an increase of 57% compared with $1.9 million in the first quarter of 1999, and representing 9% and 8% of total net revenues in the first quarter of 2000 and 1999, respectively. These increases in absolute amounts in 2000 were primarily due to an increase in professional fees of $0.3 million related to tax consulting and the roll-out of our SAP software worldwide, an increase in intangible asset amortization of $0.3 million and an increase in personnel fees of $0.2 million, primarily due to the acquisition of Dazzle at the end of the second quarter of 1999. We believe general and administrative expenses in 2000 will continue to increase in absolute amount as we continue to improve our infrastructure, but will fluctuate as a percentage of total net revenues.

   Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. In the first quarter of 2000, interest income and other, net, was $1.8 million, compared to $1.6 million in the first quarter of 1999. Foreign currency gains for the first quarter of 2000 and 1999 was $0.1 million. The increase in interest income and other, net is primarily due to interest income on higher cash balances during the first quarter of 2000.

   Income Taxes. The provision for income taxes in the first quarter of 2000 was $1.2 million, or 30% of income before tax, compared to 33% for all of 1999. SCM's tax rate is effected by the mix of taxable income among the various tax jurisdictions in which we do business.

   Minority interest. The minority interest of $217,000 in the first quarter of 2000 reflects the proportional profits that are attributable to the minority shareholders in two of SCM's subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 2000, our working capital was $158.9 million, compared to working capital of $150.5 million as of December 31, 1999. Working capital increased in the first three months of 2000 primarily due to the net proceeds from the exercise of stock options.

   During the first three months of 2000, cash and cash equivalents increased by $20.2 million due primarily to $15.9 million provided by investing activities and $7.6 million by financing activities being offset by a use of cash of $3.6 million in operations. The cash provided by investing activities was primarily from net proceeds of $18.9 million from short-term investments, offset by the purchase of $2.0 million of long-term investments and $1.0 million of capital expenditures. The $7.6 million of cash provided by financing activities was primarily from proceeds from the exercise of stock options. Cash used in operations of $3.6 million was primarily from an increase in inventories of $4.2 million, and decreases in accounts payable of $2.0 million and accruals of $1.0 million, more than offsetting income from operations of $3.7 million after adding back depreciation and amortization.

   SCM has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3,000,000 (approximately $1,468,000 as of March 31, 2000). Neither line has an expiration date. The German lines of credit bear interest at rates ranging from 6.75% to 11.25%, and borrowings under these lines of credit are unsecured. In the United States, we have an unsecured $3,000,000 line of credit which bears interest at 8.5% and expires in May 2001. In addition, we have a Singapore $1,200,000 (approximately $701,000 as of March 31, 2000) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $380,000 fixed deposit and has a base interest rate of 6.5%. Japan also has a 67 million yen (approximately $652,000 as of March 31, 2000) line of credit with a local bank that is renewed annually for one year each June. The Japanese line has an interest rate of 1.625% and is secured by a 67 million yen deposit. At March 31, 2000, no amounts were outstanding under any of our lines of credit. The short-term debt consists primarily of $1.4 million of convertible notes issued by Dazzle, convertible into Series B Preferred Stock of Dazzle at any time prior to maturity, at the election of the note holder. The notes mature on June 30, 2000.

   We believe that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2000. We may, however, seek additional debt or equity financing prior to that time. We can not assure you that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.


                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing SCM. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

    If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

    Although SCM was profitable for the quarters ended March 31, 2000, December 31,1999, September 30, 1999 and March 31, 1999 and for the year ended December 31, 1997, we incurred net operating losses on an annual basis from our inception in 1993 through the year ended December 31, 1996, as well as in 1998. We also incurred an operating loss in the quarter ended June 30, 1999. As of March 31, 2000, SCM had an accumulated earnings of $1.3 million. In view of our loss history, we cannot assure you that we will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

A SIGNIFICANT PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS

    Our products are targeted at OEM consumer electronics, computer, digital appliance, digital media and conditional access system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 41% of our total net revenues in the first quarter of 2000. No customer exceeded 10% of our revenues in the first quarter of 2000. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

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

OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES AND MAY
DECREASE.

    Approximately 3%, 8%, 12% and 17%, of our net revenues for the quarter ended March 31, 2000 and the years ended 1999, 1998 and 1997, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense, or DOD. We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE.

    The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

-   PubliCard in DVB-CAM modules;

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

    Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $127.3 million 1999 and revenues of $32.1 million in the first quarter of 2000. We have expanded our focus from the PC/Network Security market to include Digital TV, Digital Media Transfer and more recently Broadband Access. Managing business in each of these markets requires skilled management, significant attention and substantial resources. To address our need for additional resources and because of acquisitions, we have increased in size from 67 employees at December 31, 1995 to 389 as of March 31, 2000. The growth of our business places a significant strain on our management and operations.

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

WE ARE CONSOLIDATING A MAJORITY OWNED SUBSIDARY.

    Effective June 30th 1999, SCM purchased 51% of Dazzle Multimedia Inc., which will continue to be operated as a separate entity. Although SCM has a majority of the voting stock of Dazzle Multimedia, has representation on the board of directors and is financing the company, our control of Dazzle is subject to our fiduciary duty to its minority shareholders. Consequently, the decisions we make on behalf of Dazzle may not always not be in line with our goals for SCM. This could have a significant impact on the operations of Dazzle and consequently SCM.

    The financial results of Dazzle are being consolidated in SCM's results. Dazzle Multimedia has been profitable in each quarter since its acquisition, and SCM has and will continue to recognize in our consolidated financial results that portion of Dazzle profit that is attributable to the minority shareholders.

OUR GLOBAL LOCATIONS MUST WORK TOGETHER EFFECTIVELY.

    SCM's U.S. headquarters are located in Los Gatos, California. European headquarters are located in Pfaffenhofen, Germany. We have sales offices in Wokingham, England, and research and development facilities in La Ciotat, France and Pondicherry and Madras, India. In Asia, we have manufacturing facilities in Singapore and sales offices in Taiwan and Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although these difficulties can be reduced through the use of electronic mail and teleconferencing, unforeseen difficulties or logistical barriers in operating in diverse locations may occur. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. Although we believe that our systems are adequate, in the future we may have to implement new systems. Implementation of new information systems, in particular, may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

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

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

    SCM was originally a German corporation and continues to conduct a substantial portion of our business in Europe. Approximately 50%, 52%, 62%, and 51% of our revenues for the quarter ended March 31, 2000 and the years ended 1999, 1998, and 1997, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH SCM IN THE FUTURE.

    We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. In particular, we depend on the continued service of Steven Humphreys, our Chairman of the Board, Robert Schneider, our Chief Executive Officer, and Bernd Meier, our President and Chief Operations Officer. SCM provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, our German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with nine months notice, and provides that the officer cannot work for one of our competitors during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce. Therefore, these provisions may not provide us with significant protection.

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

FIXED INCOME INVESTMENTS

    SCM's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

    We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our investment guidelines, the exposure to market and credit risk is not expected to be material.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2000.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.1    Financial Data Schedule

        (b)    Reports on Form 8-K

               None.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCM MICROSYSTEMS, INC.

Date:   May 12, 2000
                                     /s/ ANDREW WARNER
                                     -------------------------------------------
                                     Andrew Warner
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                              Officer)

                                INDEX TO EXHIBITS

EXHIBIT                            DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule