Form 10-Q
period 2000-06-30
SCM MICROSYSTEMS INC
filed 2000-08-10
CIK 1036044

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10 - Q
                                  -------------


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

At July 26, 2000, 14,490,313 shares of common stock were outstanding.


================================================================================

ITEM 1. FINANCIAL STATEMENTS

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   2000            1999            2000            1999
                                                               ----------        ---------       --------        ---------
Net revenues                                                     $ 30,048        $ 26,383        $ 62,120        $ 50,744

Cost of revenues                                                   20,084          19,234          40,190          35,250
                                                                 --------        --------        --------        --------
             Gross profit                                           9,964           7,149          21,930          15,494
                                                                 --------        --------        --------        --------

Operating expenses:
      Research and development                                      2,965           2,022           5,686           3,871
      Sales and marketing                                           4,328           2,965           8,199           5,594
      General and administrative                                    3,207           4,595           6,227           6,518
      In-process research and development                              --             900              --             900
      Other acquisition-related charges                                --           1,168              --           1,168
                                                                 --------        --------        --------        --------
             Total operating expenses                              10,500          11,650          20,112          18,051
                                                                 --------        --------        --------        --------

             Income (loss) from operations                           (536)         (4,501)          1,818          (2,557)
Interest and other, net                                             2,322           1,782           4,104           3,388
                                                                 --------        --------        --------        --------
             Income (loss) before taxes and minority
             interest in earnings                                   1,786          (2,719)          5,922             831
Provision for income taxes                                           (547)           (537)         (1,788)         (1,677)
Minority interest in (earnings) loss of consolidated
  subsidiaries                                                          8              --            (209)             --
                                                                 --------        --------        --------        --------
             Net income (loss)                                   $  1,247        $ (3,256)       $  3,925        $   (846)
                                                                 ========        ========        ========        ========

Net income (loss) per share:
      Basic                                                      $   0.09        $  (0.23)       $   0.27        $  (0.06)

      Diluted                                                    $   0.08        $  (0.23)       $   0.25        $  (0.06)

Shares used in computing income (loss) per share:
      Basic                                                        14,447          14,075          14,362          14,067

      Diluted                                                      15,677          14,075          15,666          14,067

Comprehensive income (loss):
      Net income (loss)                                          $  1,247        $ (3,256)       $  3,925        $   (846)
      Unrealized gain on investment, net of deferred
        taxes                                                      (1,486)             --            (864)             --
      Foreign currency translation adjustment, net of
        deferred taxes                                               (733)           (643)           (898)         (2,124)
                                                                 --------        --------        --------        --------
             Total comprehensive income (loss)                   $   (972)       $ (3,899)       $  2,163        $ (2,970)
                                                                 ========        ========        ========        ========


See notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                             JUNE 30,      DECEMBER 31,
                                                              2000             1999
                                                            ---------      ------------
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments       $ 104,559       $ 125,409
    Accounts receivable, net                                   39,571          32,215
    Inventories                                                24,719          15,934
    Other current assets                                        9,636           8,836
                                                            ---------       ---------
      Total current assets                                    178,485         182,394

Property and equipment, net                                     8,114           6,372
Investments                                                    15,367          13,945
Intangible assets, net                                         24,867           8,006
Other assets                                                      105             267
                                                            ---------       ---------
      Total assets                                          $ 226,938       $ 210,984
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $  17,649       $  17,679
    Accrued expenses                                            8,124           7,806
    Income taxes payable                                        2,173           4,906
    Short-term debt                                                71           1,512
                                                            ---------       ---------
      Total current liabilities                                28,017          31,903

Deferred tax liability                                          2,636           3,201
Minority interest                                                 435              84

Stockholders' equity:
    Capital stock                                                  15              14
    Additional paid-in capital                                190,761         173,048
    Retained earnings (deficit)                                 2,573          (1,504)
    Deferred compensation                                          --             (25)
    Other cumulative comprehensive income                       2,501           4,263
                                                            ---------       ---------
      Total stockholders' equity                              195,850         175,796
                                                            ---------       ---------

                                                            $ 226,938       $ 210,984
                                                            =========       =========

See notes to condensed consolidated financial statements.

                             SCM MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ( in thousands; unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------
                                                                              2000            1999
                                                                            --------        --------
Cash flows from operating activities:
     Net income (loss)                                                      $  3,925        $   (846)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Deferred income taxes                                                598              --
            Depreciation and amortization                                      2,021           1,157
            Charge off of in-process research and development                     --             900
            Write-off impairment charge related to Dazzle acquisition             --             600
            Minority interest in earnings of subsidiaries                        209              --
            Other                                                               (218)            328

            Changes in operating assets and liabilities:
               Accounts receivable                                            (5,184)           (681)
               Inventories                                                    (6,466)         (1,922)
               Other current assets                                            2,145            (179)
               Accounts payable                                               (3,951)         (2,624)
               Accrued expenses                                                 (181)          1,350
               Income taxes payable                                           (2,943)         (2,094)
                                                                            --------        --------
                   Net cash used in operating activities                     (10,045)         (4,011)
                                                                            --------        --------
Cash flows from investing activities:
     Capital expenditures                                                     (2,722)         (3,530)
     Proceeds from sale of subsidiary                                             39              --
     Purchase of investments                                                  (4,584)         (2,096)
     Business acquired, net of cash received                                  (7,226)            836
     Proceeds from maturities of investments                                  68,187          45,652
     Purchases of investments                                                (36,104)        (37,022)
                                                                            --------        --------
                   Net cash provided by investing activities                  17,590           3,840
                                                                            --------        --------
Cash flows from financing activities:
     Payments on line of credit and other current debt                        (3,950)             --
     Proceeds from issuance of equity, net                                     9,119           1,220
                                                                            --------        --------
                   Net cash provided by financing activities                   5,169           1,220
Effect of exchange rates on cash                                                (616)           (583)
                                                                            --------        --------
Net increase (decrease) in cash                                               12,098             466
Cash and cash equivalents at beginning of period                              45,662          47,177
                                                                            --------        --------
Cash and cash equivalents at end of period                                  $ 57,760        $ 47,643
                                                                            ========        ========
Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                             $  5,083        $  3,726
                                                                            ========        ========
     Cash paid for interest                                                 $    348        $     25
                                                                            ========        ========

See notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems' ("SCM's") December 31, 1999 annual report on Form 10-K.

2.      LONG-TERM INVESTMENTS AND OTHER CURRENT ASSETS

        Long-term investments consist of the following (in thousands):


Investment in SmartDisk, at fair value ....       $ 9,412       $10,234
Investment in ActivCard, at fair value ....         2,244            --
Investment in Spyrus, at cost .............         3,546         3,546
Other .....................................           165           165
                                                  -------       -------
        Total .............................       $15,367       $13,945
                                                  =======       =======

        The investments in SmartDisk and ActivCard represent the quoted market value of SCM's investment in their common stock.

        In 1999, SCM made loans to Spyrus, a privately held company in the business of securing the internet for high-value data exchanges and transfers. In March 2000, SCM converted its loans into shares of Spyrus' Series B convertible preferred stock (see Note 8).

        Included in other current assets is a $2,500,000 short-term loan made by SCM to FAST Multimedia AG in April 2000.


3.      INVENTORIES

        Inventories consist of (in thousands):

                           JUNE 30,    DECEMBER 31,
                            2000          1999
                           --------    ------------
Raw materials ......       $13,733       $ 9,077
Finished goods .....        10,986         6,857
                           -------       -------
                           $24,719       $15,934
                           =======       =======

4.      SHORT-TERM DEBT

        As of June 30, 2000, short-term debt consisted of a $60,000 convertible promissory note and $11,000 in other short-term debt. Short-term debt as of December, 31, 1999 consisted of $1,418,000 in notes payable and $94,000 in other short-term debt.

        As of December 31, 1999, Dazzle Multimedia, Inc. ("Dazzle") had convertible promissory notes of $1,418,000 with $1,358,000 of notes payable in June 2000 and the remainder payable in July 2000. In June 2000, Dazzle repaid $1,168,000 of the notes and $190,000 of the notes with their accrued interest converted into 117,431 shares of Dazzle's Series B preferred stock. As of June 30, 2000, Dazzle had a convertible promissory note of $60,000.


5.      RECENT ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for SCM in 2001. SCM does not believe adoption of this statement will have a material impact on our consolidated financial position or results of operations.


6.      ACQUISITIONS AND DIVESTITURES

Dazzle Multimedia, Inc.

        On June 30, 1999, SCM acquired a 51% interest in Dazzle Multimedia, Inc., a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. The results of Dazzle have been consolidated from the date of acquisition.

Microtech International

        On June 27, 2000, SCM paid $7,466,000 in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International ("Microtech"), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $997,000, of which $210,000 was paid as of June 30, 2000. An additional $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain financial criteria to be measured for the last six months of 2000 and the first six months of 2001.

        A valuation of the intangible assets related to the acquisition is currently under way and will be completed in the third quarter of 2000. A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Cash                                       $    447
Accounts receivable                           3,487
Other current assets                          3,207
Other assets                                    466
Goodwill and other intangible assets         17,728
Notes payable                                (2,555)
Accounts payable                             (4,642)
Accrued expenses                               (675)
                                           --------
     Total                                 $ 17,463
                                           ========

        Intangible assets from the acquisition approximated $17,728,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The preliminary purchase price allocation is based on the assumption that the entire amount of intangible assets will have a life of five years and will be amortized on a straight line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. When completed, certain amounts identified as intangible assets may be amortized over periods other than the five year period.

        The following summary, prepared on a pro forma basis, combines SCM's consolidated results of operations with Microtech's results of operations for the three and six months ended June 30, 2000 and 1999, as if Microtech had been acquired as of January 1, 1999. The table includes the impact of certain adjustments including the elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                               2000            1999            2000            1999
                                             --------        --------        --------        --------
Revenues                                     $ 35,861        $ 31,013        $ 75,186        $ 61,420
Net loss                                     $ (2,297)       $ (5,053)       $   (407)       $ (3,910)
Net loss per share:
     Basic                                   $  (0.16)       $  (0.36)       $  (0.03)       $  (0.28)
     Diluted                                 $  (0.16)       $  (0.36)       $  (0.03)       $  (0.28)
Shares used in per share computations:
     Basic                                     14,542          14,174          14,459          14,166
     Diluted                                   14,542          14,174          14,459          14,166

Divestiture

        In April 2000, SCM sold its interest in Impleo, a UK-based company, for $39,000 in cash and 24,579 shares of SmartDisk common stock, resulting in a net gain of $420,000. The gain is included in interest and other, net in the statement of operations.


7.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        Summary information by segment as of and for the three and six months ended June 30, 2000 and 1999, is as follows (in thousands):

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                        2000         1999           2000         1999
                                      -------       -------       -------       -------
Digital TV:
    Revenues                          $16,305       $ 8,744       $31,867       $17,698
    Gross margin                        5,529         2,895        11,533         6,032

Digital Media and Connectivity:
    Revenues                          $10,493       $13,856       $21,810       $26,265
    Gross margin                        3,023         2,571         6,655         6,522

PC/Network Security:
    Revenues                          $ 3,250       $ 3,783       $ 8,443       $ 6,781
    Gross margin                        1,412         1,683         3,742         2,940

        Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region as of and for the three months and six months ended June 30, 2000 and 1999 follows (in thousands):

                      THREE MONTHS ENDED           SIX MONTHS ENDED
                           JUNE 30,                     JUNE 30,
                    ---------------------       ---------------------
                     2000           1999         2000           1999
                    -------       -------       -------       -------
United States       $12,938       $11,081       $28,896       $20,489
Europe               11,696        12,928        23,100        23,376
Asia-Pacific          5,414         2,374        10,124         6,879
                    -------       -------       -------       -------
                    $30,048       $26,383       $62,120       $50,744
                    =======       =======       =======       =======

        No customer exceeded 10% of total net revenues for the three and six months ended June 30, 2000. Two customers accounted for 14% and 12% of total net revenues during the three months ended June 30, 1999. The same two customers accounted for 14% and 13% of total net revenues during the six months ended June 30, 1999.


8.      RELATED PARTY TRANSACTIONS

        In 1999, SCM loaned $3,550,000 to Spyrus, Inc., an original equipment manufacturer ("OEM") customer which provides Internet identification and encryption solutions for e-business. In March 2000, Spyrus consummated a $20,150,000 preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus' Series B preferred stock at a price of $0.10 per share through the conversion of the loan. This represents approximately 15.8% of Spyrus' outstanding common stock on an as converted basis. In connection with this transaction, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus' outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus' board of directors and a member of SCM's Board currently serves as SCM's appointee.


9.      SUBSEQUENT EVENT

        On July 18, 2000, Dazzle, a 51% owned subsidiary of SCM, completed its acquisition of the Personal Video Division ("PVD") of FAST Multimedia AG ("FAST"), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction will be accounted for under the purchase method of accounting. Under the terms of the agreement, Dazzle acquired FAST's PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4,000,000 in cash for the division. Up to 2.8 million shares of Dazzle common stock, presently valued at approximately $4,000,000, could be issued to PVD if the division meets certain financial performance criteria over the next year.

        Acquisition costs for FAST's PVD are estimated to be $380,000. A valuation of the assets acquired is currently under way and will be finalized in the third quarter of 2000. The estimated life of the intangible assets is five years.

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


OVERVIEW

        SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the Digital Television, Broadband Access, PC/Network Security and Digital Media Transfer markets. Our target customers are manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, primarily to original equipment manufacturers. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, we have organized our business around three divisions: Digital Television and Broadband Access, PC/Network Security, and Digital Media and Connectivity. We were organized in Delaware in 1996.


ACQUISITIONS

        On June 30, 1999, SCM acquired a 51% interest in Dazzle Multimedia, Inc., a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. The results of Dazzle have been consolidated from the date of acquisition.

        On June 27, 2000, SCM paid $7,466,000 in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International ("Microtech"), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $997,000, of which $210,000 was paid as of June 30, 2000. An additional $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain financial criteria to be measured for the last six months of 2000 and the first six months of 2001.

        Intangible assets from the acquisition approximated $17,728,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The preliminary purchase price allocation is based on the assumption that the entire amount of intangible assets will have a life of five years and will be amortized on a straight line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. When completed, certain amounts identified as intangible assets may be amortized over periods other than the five year period.


RESULTS OF OPERATIONS

        Net Revenues. Net revenues reflect the invoiced amount for goods shipped less an allowance for estimated returns. Revenue is recognized upon product shipment. Net revenues for the quarter ended June 30, 2000 were $30.0 million compared to $26.4 million in 1999, an increase of 14%. For the first six months of 2000, net revenues were $62.1 million compared to the $50.7 million for the same period of 1999. The increase in revenues in the first six months of 2000 over the same period in 1999 was due primarily to an increase in sales of our Digital TV and Broadband Access products of $14.2 million, which was offset by decreases in sales of Digital Media and Connectivity products of $4.5 million and in sales of PC/Network Security products of $1.7 million. The increase in the second quarter of 2000 compared to the same quarter in 1999 was primarily due to an increase in sales of our Digital TV and Broadband Access products of $7.6 million, which was offset by decreases in sales of Digital Media and Connectivity products of $3.4 million and sales of PC/Network Security products of $0.5 million. The increases in Digital TV and Broadband Access sales primarily consisted of shipments of Dazzle products to its customers and of our new St@rKey(R) product. No Dazzle product sales were included in the first six months of 1999 since it was acquired on June 30, 1999. The decrease in Digital Media and Connectivity sales was primarily due to the lack of availability of multimedia flash memory cards for the digital music player market in 2000 and the reduction of demand in that segment of the market due to uncertainties related to the future of digital music downloaded from the Internet. The decrease in PC/Network Security shipments was primarily due to a reduction of sales to the U.S. government in 2000.

        Gross Profit. Gross profit for the second quarter of 2000 was $10.0 million, or 33% of total net revenues, compared to $7.1 million, or 27% for the same quarter of 1999. Gross profit for the first six months of 2000 was $21.9 million, or 35% of total net revenues compared to $15.5 million, or 31% of total net revenues for the same period of 1999. The increase in gross profit in absolute dollars for the second quarter and first six months of 2000 was primarily due to the aforementioned increase in shipments of Digital TV and Broadband Access products in both periods and PC/Network Security products for the first quarter of 2000 which carry gross profit levels that are higher than our Digital Media and Connectivity products. Digital Media and Connectivity margins in the second quarter and six month period in 1999 also included a $1.1 million charge resulting from a write down of excess inventory in SCM's Digital Media and Connectivity division and costs associated with the ramp up of production of certain Digital Media and Connectivity products in the second quarter of 1999. The write down of inventory resulted from a review of SCM's products in the Digital Media and Connectivity division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in SCM's product lines. The increase as a percentage of total net revenues was due primarily to the change in product mix discussed above and the inclusion of the $1.1 million charge in the 1999 periods presented. We believe that our gross profit in absolute dollars during 2000 will continue to be above the levels experienced in 1999. Our gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

        Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the second quarter of 2000, research and development expenses were $3.0 million, compared with $2.0 million in the same quarter of 1999, an increase of 47%. For the first six months of 2000, research and development expenses were $5.7 million, compared with $3.9 million, an increase of 47%. As a percentage of total net revenues, research and development expenses were 10% in the second quarter of 2000, 9% for the first six months of 2000 and 8% for the corresponding 1999 periods. The increase in absolute amounts was primarily due to increased engineering headcount and related product development costs at our development centers in France and India, and to research and development expenses of Dazzle. Personnel related expenses increased by $0.7 million and prototype expenses increased $0.1 million in the second quarter of 2000 compared to the same quarter in 1999. Personnel related expenses increased by $1.3 million and prototype expenses increased by $0.2 million in the first six months of 2000 compared to the same period in 1999. We believe that the absolute amount of research and development expenses during 2000 will be higher than in 1999 due to a higher number of personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

        Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and trade show and other marketing costs. Sales and marketing expenses for the second quarter of 2000 were $4.3 million, or 14% of revenues, compared with $3.0 million in the second quarter of 1999, or 11% of revenues, an increase of 46%. Sales and marketing expenses for the first six months of 2000 were $8.2 million, or 13% of revenues, compared with $5.6 million, or 11% of revenues, in the same period of 1999, an increase of 47%. These increases in absolute amounts in 2000 were primarily due to the acquisition of Dazzle and an increase in sales and marketing costs in the U.S. and Germany. The increases in the second quarter of 2000 compared to the same period in 1999 consisted primarily of personnel related expenses of $0.3 million, external and internal sales commissions of $0.2 million, marketing program costs of $0.5 million and depreciation costs of $0.1 million. In the first six months of 2000 compared to the same period in 1999, increases in spending were primarily from personnel related expenses of $0.9 million, marketing program costs of $0.7 million, external and internal sales commissions of $0.4 million and depreciation expenses of $0.2 million. We expect sales and marketing expenses in 2000 to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

        General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM's administrative functions, professional fees such as legal, audit, tax and consulting fees, and the amortization of intangible assets. In the second quarter of 2000, general and administrative expenses were $3.2 million, a decrease of 30% compared with $4.6 million in the second quarter of 1999, and representing 11% and 17% of total net revenues in the second quarter of 2000 and 1999, respectively. Increases in the second quarter of 2000 as compared to the same period in 1999 of $0.4 million in personnel related expenses, $0.2 million in amortization expense, and $0.2 million in professional fees were more than offset by the reversal of a $2.0 million reserve for bad debt for one of our customers who was experiencing cashflow difficulties in the second quarter of 1999. For the six-month period in 2000, general and administrative expenses totaled $6.2 million, a decrease of $0.3 million from the same period of 1999. Increases in expenses as compared to the same period of 1999 were $0.6 million for personnel related expenses, $0.5 million for amortization expense, and $0.6 million for professional fees, offset by the $2.0 million charge taken in the second quarter of 1999 described above. The increases in professional fees were primarily related to tax consulting and the roll-out of our SAP software worldwide. The increases in intangible asset amortization and in personnel expenses were primarily due to the acquisition of Dazzle. We believe general and administrative expenses in 2000 will continue to increase in absolute amount as we continue to improve our infrastructure, but will fluctuate as a percentage of total net revenues.

        In-Process Research and Development. The aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility at the acquisition date of June 30, 1999 and, as of that date, had no alternative future uses was determined by independent appraisal to be approximately $0.9 million, and was expensed at the acquisition date.

        Other Acquisition-Related Charges. In connection with the acquisition of a majority interest in Dazzle, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition, headcount termination costs of $0.3 million and other costs of $0.2 million.

        Interest Income and Other, Net. Interest income and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, foreign currency gains or losses and, in the second quarter of 2000, a net gain of $0.4 million on the sale of a subsidiary. In the second quarter of 2000, the net gain on the sale of investments was $0.4 million. Interest income and other, net, was $1.5 million and foreign currency gains were $0.4 million, compared to $1.7 million for interest income and other, net and foreign currency gains of $0.1 million in the same period in 1999. For the first six months of 2000, the net gain on the sale of investments was $0.4 million, interest income and other, net was $3.2 million and the foreign currency gain was $0.5 million compared to interest income and other, net of $3.2 million and a foreign currency gain of $0.2 million in the same period of 1999. The decrease in interest income and other, net in the second quarter of 2000 compared to 1999 is primarily due to lower interest income on lower cash balances during the second quarter of 2000.

        Income Taxes. The provision for income taxes in the first six months of 2000 was $1.8 million, or 30% of income before tax, compared to 33% for all of 1999. SCM's tax rate is affected by the mix of taxable income among the various tax jurisdictions in which we do business and the non-deductibility of various one-time charge and intangibles.

        Minority interest. Minority interest reflects the proportional profits or losses that are attributable to the minority shareholders in two of SCM's majority owned subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, our working capital was $149.9 million, compared to working capital of $150.5 million as of December 31, 1999.

        During the first six months of 2000, cash and cash equivalents increased by $12.1 million due primarily to $17.6 million provided by investing activities and $5.2 million by financing activities being offset by a use of cash of $10.0 million in operations. The cash provided by investing activities was primarily from net proceeds of $32.1 million from short-term investments, offset by $7.2 million (net of cash acquired) paid to purchase Microtech, the purchase of $4.6 million of investments and $2.7 million of capital expenditures. The $5.2 million of cash provided by financing activities was from proceeds from the exercise of stock options of $9.1 million offset by $4.0 million of debt repayment. Cash used in operations of $10.0 million was primarily from increases in inventories of $6.5 million and accounts receivable of $5.2 million, and decreases in accounts payable of $4.0 million and income taxes payable of $2.9 million, more than offsetting income from operations of $3.9 million, which includes depreciation and amortization of $2.0 million.

        SCM has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3,000,000 (approximately $1,464,000 as of June 30, 2000). Neither line has an expiration date. The German lines of credit bear interest at rates ranging from 6.75% to 11.25%, and borrowings under these lines of credit are unsecured. In the United States, we have an unsecured $3,000,000 line of credit which bears interest at 8.5% and expires in May 2001. In addition, we have a Singapore $1,200,000 (approximately $695,000 as of June 30, 2000) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $380,000 fixed deposit and has a base interest rate of 6.5%. Japan also has a 67 million yen (approximately $631,000 as of June 30, 2000) line of credit with a local bank that is renewed annually for one year each June. The Japanese line has an interest rate of 1.625% and is secured by a 67 million yen deposit. At June 30, 2000, no amounts were outstanding under any of our lines of credit.

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


WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

        Although SCM was profitable for the quarters ended June 30, 2000, March 31, 2000, December 31, 1999, September 30, 1999 and March 31, 1999 and for the year ended December 31, 1997, we incurred net losses on an annual basis from our inception in 1993 through the year ended December 31, 1996, as well as in 1998. We also incurred a net loss in the quarter ended June 30, 1999. As of June 30, 2000, SCM had accumulated earnings of $2.6 million. In view of our loss history, we cannot assure you that we will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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

- availability of key components or products in the market on which sales of our product depend;

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


SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

        Our business and operating results reflect seasonal trends. We have typically experienced lower net revenue and operating income in the first quarter and second quarter and higher net revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to two factors. The first is the retail selling cycles of our OEM customers in our Digital Media Transfer, Digital TV and Broadband Access markets, which are typically stronger in the second half of the calendar year. SCM sells readers for digital cameras and Internet music players in the U.S. and digital video broadcasting products in Europe. Because OEMs typically bundle our devices into their consumer products, and because the market for consumer products is stronger in the second half of the year, our business is impacted as well. We expect that our sales to consumer-oriented OEMs will increase, and the seasonal trends that effect our business and operating results will continue. The second factor is related to the budgeting cycle of the U.S. government, which is heavily weighted to the second half of the calendar year. Because OEMs incorporate our data security products into PCs and workstations that are then sold to the U.S. government, the government's budget cycle influences the dynamics of our business as well.


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

        We sell security and connectivity products across four target markets:
Digital TV, Broadband Access, PC/Network Security and Digital Media Transfer. In the Digital Media Transfer market, our reader and connectivity products provide easy to use, high-speed connections between digital platforms, such as PCs and digital cameras, and electronic media, such as copyright-protected music from the Internet. If the benefits of rapid transfer of digital photographs or music are not perceived as sufficient, or if alternative technologies are more widely adopted than the use of a media reader, then demand for products such as ours may not grow.

        In the PC/Network Security market, smart card-based security applications are beginning to be adopted by computer makers and software providers. Smart card token-based security applications provide protection from unauthorized access to digital information. Our SwapSmart products are designed to provide smart card-based security for PCs. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard; hence other token architectures or other security approaches may be selected for these applications.

        In the Digital TV market, our products provide a means of controlling access to digital television broadcasts. Our DVB-CAM products provide conditional access functionality while adhering to the European DVB-CI and U.S. NRSS-B standards. To date, our DVB-CAM products have been implemented in a relatively limited number of Digital TV set-top boxes in Europe. However, the European standard for Digital TV conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for Digital TV conditional access applications, this standard may not be adopted and the European Digital TV market may fail to develop further. In the United States, the market for Digital TV conditional access products has only recently begun to develop and may not grow. In addition, the substantial base of proprietary analog set-top boxes already installed in the U.S. may cause the market for Digital TV conditional access products in general, and our products in particular, to grow more slowly than expected or not at all.

        In the market for Broadband Access, our products provide a means of accessing high-bandwidth content on the PC utilizing the broadband satellite, terrestrial and cable networks. If other solutions address this demand more quickly, more cost effectively or more conveniently than our products, or if we are unable to development sufficient relationships with partners to distribute our products, then our Broadband Access business may not grow.

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

        Sales of some of our Digital Media and Connectivity and PC/Network Security products are made to distributors, some of whom are smaller companies with limited working capital for marketing and promotion efforts and whose cash flow is dependent on payment from their customers. We believe that delays in shipments by and payments to our distribution customers by their customers may have a material adverse effect on our business and operating results.


A SIGNIFICANT PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS.

        Our products are targeted at OEM consumer electronics, computer, digital appliance, digital media and conditional access system manufacturers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 47% of our total net revenues in the second quarter of 2000. No customer exceeded 10% of our revenues in the second quarter and for the first six months of 2000. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.


WE RELY ON OUR STRATEGIC RELATIONSHIPS TO GENERATE REVENUE.

        SCM collaborates with a number of corporations and is a member of key industry consortia. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. We have formed strategic relationships, including technology-sharing agreements, with a number of key industry players such as Intel, Microsoft, Ericsson, Nokia and SanDisk. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. These arrangements may not result in commercially successful products.

OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES AND MAY
DECREASE.

        Approximately 2%, 8%, 12% and 17% of our net revenues for the six months ended June 30, 2000 and the years ended 1999, 1998 and 1997, respectively, were derived from sales of our SwapBox product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense ("DOD"). We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of orders and the generally competitive nature of government contracting. Furthermore, the DOD has been reducing total expenditures over the past few years in several areas. Accordingly, funding for the purchase of our products may be reduced in the future. In addition, we may not be able to modify existing products or develop new products that will continue to meet the specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results. For example, in the second quarter ended June 30, 2000, sales of our SwapBox product were impacted by a reduction in orders from OEM's selling to the U.S. DOD.


OUR MARKETS ARE HIGHLY COMPETITIVE.

        The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

- Motorola/General Instrument, PubliCard and Scientific Atlanta in DVB-CAM modules;

-   Pinnacle Systems in digital video creation;

- Broadlogic, Harmonic, Motorola, Terayon and Thomson Multimedia in broadband PC receivers;

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

        Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share. Any of these factors could have a material adverse effect on our business and operating results.

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


WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH..

        Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $127.3 million 1999 and revenues of $62.1 million in the first six months of 2000. We have expanded our focus from the PC/Network Security market to include Digital TV, Digital Media Transfer and more recently Broadband Access. Managing business in each of these markets requires skilled management, significant attention and substantial resources. To address our need for additional resources and because of acquisitions, we have increased in size from 67 employees at December 31, 1995 to 471 employees as of June 30, 2000. The growth of our business places a significant strain on our management and operations.

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


WE ARE CONSOLIDATING A MAJORITY OWNED SUBSIDARY.

        Effective June 30, 1999, SCM purchased 51% of Dazzle Multimedia Inc., which will continue to be operated as a separate entity. Although SCM has a majority of the voting stock of Dazzle, has representation on the board of directors and is financing the company, our control of Dazzle is subject to our fiduciary duty to its minority shareholders. Consequently, the decisions we make on behalf of Dazzle may not always not be in line with our goals for SCM. This could have a significant impact on the operations of Dazzle and consequently SCM.

        The financial results of Dazzle are being consolidated in SCM's results. Dazzle has been profitable in each quarter since its acquisition, and SCM has and will continue to recognize in our consolidated financial results that portion of Dazzle profit that is attributable to the minority shareholders.


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

        In addition, most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, SCM has shifted volume production of many of our product components to our wholly owned subsidiary in Singapore. In addition, we utilize contract manufacturers in Europe and Asia. Foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability. If we or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may not be able to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.


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


MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

        SCM was originally a German corporation and continues to conduct a substantial portion of our business in Europe. Approximately 53%, 52%, 62%, and 51% of our revenues for the six months ended June 30, 2000 and the years ended 1999, 1998, and 1997, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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


OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH SCM IN THE FUTURE.

        We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. In particular, we depend on the continued service of Steven Humphreys, our Chairman of the Board, Robert Schneider, our Chief Executive Officer, Bernd Meier, our President and Chief Operations Officer, and Andrew Warner, our Chief Financial Officer. SCM provides compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, our German subsidiary has entered into substantially similar employment agreements with each of Messrs. Schneider and Meier pursuant to which each serves as a Managing Director of the subsidiary. Each of the respective agreements has no set termination date, may be terminated by the subsidiary or the officer with nine months notice, and provides that the officer cannot work for one of our competitors during the one-year period following his termination. Non-compete agreements are, however, generally difficult to enforce. Therefore, these provisions may not provide us with significant protection.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 27, 2000, SCM acquired Microtech International, Inc. In Connection with the acquisition, SCM issued 99,141 shares of its common stock. The transaction was exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding us.


ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the second quarter of 2000.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27     Financial Data Schedule

        (b)     Reports on Form 8-K

                July 11, 2000, related to the acquisition of Microtech International.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCM MICROSYSTEMS, INC.

Date:   August 10, 2000
                                     /s/ ANDREW WARNER
                                     Andrew Warner
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER     DESCRIPTION
     ------     -----------

       27       Financial Data Schedule