Form 10-Q
period 2000-09-30
SCM MICROSYSTEMS INC
filed 2000-11-14
CIK 1036044

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10 - Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO _________

                         COMMISSION FILE NUMBER: 0-22689

                               -----------------



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

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

At November 9, 2000, 15,154,400 shares of common stock were outstanding.

================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                QUARTER ENDED               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                              2000           1999           2000           1999
                                                                            ---------      ---------      ---------      ---------
Net revenues                                                                $  43,263      $  36,401      $ 105,383      $  87,145

Cost of revenues                                                               28,997         23,048         69,187         58,298
                                                                            ---------      ---------      ---------      ---------
          Gross profit                                                         14,266         13,353         36,196         28,847
                                                                            ---------      ---------      ---------      ---------
Operating expenses:
     Research and development                                                   3,493          2,494          9,179          6,365
     Sales and marketing                                                        6,410          3,816         14,609          9,410
     General and administrative                                                 5,230          2,892         11,457          9,410
     In-process research and development                                        2,867             --          2,867            900
     Other acquisition-related charges                                             --             --             --          1,168
                                                                            ---------      ---------      ---------      ---------
          Total operating expenses                                             18,000          9,202         38,112         27,253
                                                                            ---------      ---------      ---------      ---------
          Income (loss) from operations                                        (3,734)         4,151         (1,916)         1,594
Interest and other, net                                                         1,656          1,307          5,760          4,695
                                                                            ---------      ---------      ---------      ---------
          Income (loss) before taxes and minority interest
            in earnings                                                        (2,078)         5,458          3,844          6,289
Provision for income taxes                                                       (765)        (1,634)        (2,553)        (3,311)
Minority interest in loss of consolidated subsidiaries                            432             --            223             --
                                                                            ---------      ---------      ---------      ---------
          Net income (loss)                                                 $  (2,411)     $   3,824      $   1,514      $   2,978
                                                                            =========      =========      =========      =========
Net income (loss) per share:
     Basic                                                                  $   (0.17)     $    0.27      $    0.10      $    0.21
     Diluted                                                                $   (0.17)     $    0.26      $    0.10      $    0.20

Shares used in computing income (loss) per share:
     Basic                                                                     14,596         14,078         14,439         14,056
     Diluted                                                                   14,596         14,690         15,551         14,947
Comprehensive income (loss):
     Net income (loss)                                                      $  (2,411)     $   3,824      $   1,514      $   2,978
     Unrealized gain on investments, net of deferred taxes                     (2,264)            --         (3,128)            --
     Foreign currency translation adjustment, net of deferred taxes            (1,720)         1,069         (2,618)        (1,055)
                                                                            ---------      ---------      ---------      ---------
          Total comprehensive income (loss)                                 $  (6,395)     $   4,893      $  (4,232)     $   1,923
                                                                            =========      =========      =========      =========

See notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2000              1999
                                                           ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                $  60,155         $  45,662
    Short-term investments                                      30,919            79,747
    Accounts receivable, net                                    47,890            32,215
    Inventories                                                 26,764            15,934
    Other current assets                                         7,370             8,836
                                                             ---------         ---------
       Total current assets                                    173,098           182,394

Property and equipment, net                                      7,227             6,372
Long-term investments                                           12,129            13,945
Intangible assets, net                                          34,722             8,006
Other assets                                                       269               267
                                                             ---------         ---------
       Total assets                                          $ 227,445         $ 210,984
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  21,208         $  17,679
    Accrued expenses                                             8,728             7,806
    Income taxes payable                                         2,908             4,906
    Short-term debt                                                405             1,512
                                                             ---------         ---------
       Total current liabilities                                33,249            31,903

Deferred tax liability                                              --             3,201
Minority interest                                                  284                84

Stockholders' equity:
    Capital stock                                                   15                14
    Additional paid-in capital                                 195,218           173,048
    Retained earnings (deficit)                                    162            (1,504)
    Deferred compensation                                           --               (25)
    Other cumulative comprehensive income (loss)                (1,483)            4,263
                                                             ---------         ---------
       Total stockholders' equity                              193,912           175,796
                                                             ---------         ---------

                                                             $ 227,445         $ 210,984
                                                             =========         =========

See notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( in thousands )
                                  ( unaudited )

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -------------------------
                                                                             2000             1999
                                                                           --------         --------
Cash flows from operating activities:
   Net income                                                              $  1,514         $  2,978
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Deferred income taxes                                                  1,607               --
       Depreciation and amortization                                          4,203            1,765
       Charge off of in-process research and development                      2,867              900
       Write-off of impairment charge related to Dazzle acquisition              --              600

       Minority interest in earnings of subsidiaries                           (223)              --
       Other                                                                     23               36
       Changes in operating assets and liabilities:
         Accounts receivable                                                (12,633)          (3,998)
         Inventories                                                         (7,856)             176
         Other current assets                                                 1,904           (1,098)
         Accounts payable                                                      (688)          (3,637)
         Accrued expenses                                                       374            3,107
         Income taxes payable                                                (2,208)            (603)
                                                                           --------         --------
            Net cash (used in) provided by operating activities             (11,116)             226
                                                                           --------         --------
Cash flows from investing activities:
   Capital expenditures                                                      (3,935)          (4,158)
   Proceeds from sale of subsidiary                                              39               --
   Purchases of long-term investments                                        (5,334)          (4,596)
   Business acquired, net of cash received                                  (17,842)             836
   Proceeds from maturities of short-term investments                       102,401           57,062
   Purchases of short-term investments                                      (54,003)         (43,605)
                                                                           --------         --------
            Net cash provided by investing activities                        21,326            5,539
                                                                           --------         --------
Cash flows from financing activities:
   Payments on other current debt                                            (4,017)             (30)
   Proceeds from issuance of equity securities, net                           9,555            1,265
                                                                           --------         --------
            Net cash provided by financing activities                         5,538            1,235
Effect of exchange rates on cash and cash equivalents                        (1,255)            (357)
                                                                           --------         --------
Net increase in cash and cash equivalents                                    14,493            6,643
Cash and cash equivalents at beginning of period                             45,662           47,177
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 60,155         $ 53,820
                                                                           ========         ========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                              $  5,451         $  4,566
                                                                           ========         ========
   Cash paid for interest                                                  $    430         $    238
                                                                           ========         ========


See notes to condensed consolidated financial statements.

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems' ("SCM's") December 31, 1999 annual report on Form 10-K.

2.      LONG-TERM INVESTMENTS

        Long-term investments consist of the following (in thousands):

                                            SEPTEMBER 30,  DECEMBER 31,
                                               2000           1999
                                            ------------   -----------
Investment in SmartDisk, at fair value        $ 4,845        $10,234
Investment in Spyrus, at cost                   3,550          3,546
Investment in ActivCard, at fair value          2,680             --
Investment in SATUP, at cost                      750             --
Other                                             304            165
                                              -------        -------
        Total                                 $12,129        $13,945
                                              =======        =======


        The investments in SmartDisk and ActivCard represent the quoted market value of SCM's investment in their common stock.

        In 1999, SCM made loans to Spyrus, a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, SCM converted its loans into shares of Spyrus' Series B convertible preferred stock (see Note 8).

        In September 2000, SCM loaned SATUP Databroadcasting AG ("Satup"), a privately held satellite content distributor located in Weinstadt Germany, $750,000. The loan is convertible into common shares of Satup and is guaranteed by its majority investor. The loan has a term of three months and earns interest at 10% per annum which is payable at the end of the term. Satup is a customer of SCM.

3.      INVENTORIES

       Inventories consist of (in thousands):

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2000           1999
                                           ------------    ------------

Raw materials                                 $13,154        $ 9,077
Finished goods                                 13,610          6,857
                                              -------        -------

                                              $26,764        $15,934
                                              =======        =======

4.      SHORT-TERM DEBT

        As of September 30, 2000, short-term debt consisted of a bank loan of $401,000 related to the acquisition of 2-Tel and $4,000 in other short-term debt. The $401,000 bank loan was repaid in October 2000. Short-term debt as of December 31, 1999 consisted of $1,418,000 in notes payable and $94,000 in other short-term debt.

        As of December 31, 1999, Dazzle Multimedia, Inc. ("Dazzle") had convertible promissory notes of $1,418,000 with $1,358,000 of the notes payable in June 2000 and the remainder payable in July 2000. In June 2000, Dazzle repaid $1,168,000 of the notes and the remaining $190,000 of the notes along with accrued interest converted into 117,431 shares of Dazzle's Series B preferred stock. In July 2000, Dazzle repaid the convertible promissory note of $60,000 along with its accrued interest.


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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 will be effective for SCM's fiscal quarter ending December 31, 2000. SCM does not believe adoption of this statement will have a material impact on our consolidated financial position or results of operations.

6.      ACQUISITIONS AND DIVESTITURES

Dazzle Multimedia, Inc.

        On June 30, 1999, SCM acquired a 51% interest in Dazzle Multimedia, Inc., a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. The results of Dazzle have been consolidated from the date of acquisition.

        In September 2000, SCM acquired an additional 1.8% of Dazzle's outstanding common stock for approximately $1.2 million. The purchase of these additional shares resulted in additional intangible assets of approximately $1.0 million and approximately $0.2 million of in-process research and development costs.

        The in-process research and development costs were written off and are reflected in SCM's income statement for the quarter ended September 30, 2000. The other intangible assets are being amortized over an estimated life of five years. SCM has not yet completed the valuation of the additional intangibles acquired. The valuation of these intangible assets will be completed in the fourth quarter of 2000. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

Microtech International

        On June 27, 2000, SCM paid $7,466,000 in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International ("Microtech"), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $997,000. Additional payments of up to $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain financial criteria to be measured for the last six months of 2000 and the first six months of 2001.

        A valuation of the intangible assets related to the acquisition is currently under way and will be completed in the fourth quarter of 2000. A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Cash                                                   $447
Tangible assets                                       7,160
Trade name                                            1,200
Acquired workforce                                    1,100
Customer relationships                                1,700
Non-compete agreements                                  700
Goodwill and other intangible assets                 13,028
Assumed liabilities                                 (7,872)
                                                    -------
     Total                                          $17,463
                                                    =======

        Intangible assets from the acquisition approximated $17,728,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The preliminary purchase price allocation is based on the assumption that the entire amount of intangible assets will have a life of five years and will be amortized on a straight-line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. When completed, certain amounts identified as intangible assets may be amortized over periods other than the five-year period.

        The following summary, prepared on a pro forma basis, combines SCM's consolidated results of operations with Microtech's results of operations for the three and nine months ended September 30, 2000 and 1999, as if Microtech had been acquired at January 1, 1999. The table includes the impact of certain adjustments including the elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                              ---------------------------        ---------------------------
                                                2000              1999             2000              1999
                                              ---------         ---------        ---------         ---------
Revenues                                      $  43,263         $  44,242        $ 118,449         $ 105,661
Net income  (loss)                            $  (2,411)        $   2,828        $  (2,818)        $  (1,107)
Net income (loss) per share:
     Basic                                    $   (0.16)        $    0.20        $   (0.19)        $   (0.08)
     Diluted                                  $   (0.16)        $    0.19        $   (0.19)        $   (0.08)
Shares used in per share computations:
     Basic                                       14,695            14,177           14,537            14,155
     Diluted                                     14,695            14,789           14,537            14,155

Personal Video Division of FAST Multimedia

        Effective July 1, 2000, Dazzle, a 53% owned subsidiary of SCM, acquired the Personal Video Division ("PVD") of FAST Multimedia AG ("FAST"), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM's results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST's PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4,000,000 in cash for the division. Up to 2.8 million shares of Dazzle common stock, presently valued at approximately $4,000,000, could be issued to PVD if the division meets certain financial performance criteria for the last six months of 2000 and the first six months of 2001. (See note 9.)

        Acquisition costs related to this acquisition were $245,000. A valuation of the assets acquired is currently under way and will be finalized in the fourth quarter of 2000. A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Fixed assets, net                                      $120
Trade name                                              373
Acquired workforce                                      749
In-process research and development                     877
Core technology                                         146
Developed technology                                    671
Goodwill                                              1,783
Deferred tax liability                                (474)
                                                      -----
     Total                                           $4,245
                                                     ======

        Intangible assets from the acquisition approximated $4,599,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $877,000 were expensed in the third quarter of 2000. The preliminary purchase price allocation is based on the assumption that the developed technology will have a life of three years and all other intangible assets will have a life of five years and will be amortized on a straight line basis over those periods. SCM has not yet completed the valuation of the intangible assets acquired. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

2-Tel BV

        On September 28, 2000, SCM paid $4,140,000 in cash and issued approximately 106,229 shares of its common stock, valued at $36.5625 per share, to the shareholders of 2-Tel BV ("2-Tel"), a privately held company in the Netherlands, in exchange for all of the outstanding share capital of 2-Tel. 2-Tel is a provider of hardware and software solutions for the chip and smart card-based electronic commerce applications. The transaction has been accounted for under the purchase method of accounting. In connection with the acquisition, SCM incurred acquisition costs of approximately $300,000.

        A valuation of the intangible assets related to the acquisition is currently under way and will be completed in the fourth quarter of 2000. A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Cash                                                    $10
Tangible assets                                         423
Developed technology                                  2,060
In-process research and development                   1,790
Acquired workforce                                      120
Customer relations                                      240
Goodwill                                              4,317
Assumed liabilities                                   (636)
                                                      -----
     Total                                           $8,324
                                                     ======


        Intangible assets from the acquisition approximated $8,527,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1,790,000 were expensed in the third quarter of 2000. The preliminary purchase price allocation is based on the assumption that the remaining intangible assets will have a life of five years and will be amortized on a straight-line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

Divestiture

        In April 2000, SCM sold to SmartDisk its interest in Impleo, a UK-based company, for $39,000 in cash and 24,579 shares of SmartDisk common stock, resulting in a net gain of $420,000. The gain is included in interest and other, net in the statement of operations.

7.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        Summary information by segment for the three and nine months ended September 30, 2000 and 1999, is as follows (in thousands):

                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                               ----------------------        ----------------------
                                                2000           1999           2000           1999
                                               -------        -------        -------        -------
        Digital TV:
            Revenues                           $18,418        $12,072        $50,285        $29,770
            Gross margin                         6,693          4,842         18,226         10,874

        Digital Media and Connectivity:
            Revenues                           $21,013        $18,589        $42,823        $44,854
            Gross margin                         6,041          6,078         12,696         12,600

        PC/Network Security:
            Revenues                           $ 3,832        $ 5,740        $12,275        $12,521
            Gross margin                         1,532          2,433          5,274          5,373

     Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three months and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                        THREE MONTHS ENDED               NINE MONTHS ENDED
                          SEPTEMBER 30,                    SEPTEMBER 30,
                     ------------------------        ------------------------
                       2000            1999            2000            1999
                     --------        --------        --------        --------
United States        $ 26,376        $ 19,657        $ 55,272        $ 40,146
Europe                 12,025          10,920          35,125          34,296
Asia-Pacific            4,862           5,824          14,986          12,703
                     --------        --------        --------        --------
                     $ 43,263        $ 36,401        $105,383        $ 87,145
                     ========        ========        ========        ========

        No customer exceeded 10% of total net revenues for the three and nine months ended September 30, 2000 and 1999.

8.      RELATED PARTY TRANSACTIONS

        In 1999, SCM loaned $3,550,000 to Spyrus, Inc., a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, Spyrus consummated a $20,150,000 preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus' Series B preferred stock at a price of $0.10 per share through the conversion of the loan. This represents approximately 15.8% of Spyrus' outstanding common stock on an as converted basis. In connection with this transaction, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus' outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus' board of directors and a member of SCM's Board currently serves as SCM's appointee.

9.      SUBSEQUENT EVENT

        In October of 2000, SCM announced its intention to acquire all of the remaining outstanding common shares of Dazzle. SCM owned approximately 53% of Dazzle as of September 30, 2000. The acquisition will involve both cash and SCM common stock and is expected to be completed in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including statements regarding the Company's anticipated gross profits, research and development costs, and general and administrative costs. SCM's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the caption "Factors That May Affect Future Operating Results" and elsewhere in this document.


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

        In September 2000, SCM acquired an additional 1.8% of Dazzle's outstanding common stock for approximately $1.2 million. The purchase of these additional shares resulted in additional intangible assets of approximately $1.0 million and approximately $0.2 million of in-process research and development costs.

        The in-process research and development costs were written off and are reflected in SCM's income statement for the quarter ended September 30, 2000. The other intangible assets are being amortized over an estimated life of five years. SCM has not yet completed the valuation of the additional intangibles acquired. The valuation of these intangible assets will be completed in the fourth quarter of 2000. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

        Microtech International

        On June 27, 2000, SCM paid $7,466,000 in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International ("Microtech"), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $997,000. Additional payments of up to $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain financial criteria to be measured for the last six months of 2000 and the first six months of 2001.

        Intangible assets from the acquisition approximated $17,728,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The preliminary purchase price allocation is based on the assumption that the entire amount of intangible assets will have a life of five years and will be amortized on a straight-line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

        Personal Video Division of FAST Multimedia

        Effective July 1, 2000, Dazzle, a 53% owned subsidiary of SCM, acquired the Personal Video Division ("PVD") of FAST Multimedia AG ("FAST"), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM's results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST's PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4,000,000 in cash for the division. Up to 2.8 million shares of Dazzle common stock, presently valued at approximately $4,000,000, could be issued to PVD if the division meets certain financial performance criteria for the last six months of 2000 and the first six months of 2001. (See note 9.)

        Intangible assets from the acquisition approximated $4,599,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $877,000 were expensed in the third quarter of 2000. The preliminary purchase price allocation is based on the assumption that the developed technology will have a life of three years and all other intangible assets will have a life of five years and will be amortized on a straight line basis over those periods. SCM has not yet completed the valuation of the intangible assets acquired. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

        At the time of the acquisition, the estimated aggregate fair value of the PVD Division's research and development efforts that had not reached technological feasibility and had no alternative future uses was estimated to be approximately $877,000. This amount was expensed in the third quarter of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. PVD had three projects considered to be in-process technology at the time of the acquisition. These projects were DV.now AV, DV.twin and TV-Master. As of the date of acquisition, these projects are estimated to be 80%, 90% and 50% complete, respectively, and are scheduled to be complete in the fourth quarter of 2000. As of September 30, 2000, the percentage completion of these projects were estimated to be 95% for DV.now AV and DV.twin and 75% for TV-Master.

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

        The revenue projection used to value the in-process technology is based on sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected revenues for the in-process technology projects were assumed to increase from product release to 2002 and to decline significantly in 2003 and 2004. Gross margins were projected to range from 42% for the remainder of 2000 to 40% for 2001 through to 2004. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on PVD's experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 30% discount rate was used to discount the net cash flows back to their present value. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. Total costs incurred for the DV.now AV project was approximately $125,000 as of the acquisition date with an anticipated $35,000 needed for completion. Total costs incurred for the DV.twin project is approximately $36,000 as of the acquisition date with an anticipated $5,000 needed for completion. Total costs incurred for the TV-Master product is approximately $120,000 as of the acquisition date with an anticipated $120,000 needed for completion.


        2-Tel BV

        On September 28, 2000, SCM paid $4,140,000 in cash and issued approximately 106,229 shares of its common stock, valued at $36.5625 per share, to the shareholders of 2-Tel BV ("2-Tel"), a privately held company in the Netherlands, in exchange for all of the outstanding share capital of 2-Tel. 2-Tel is a provider of hardware and software solutions for the chip and smart card-based electronic commerce applications. The transaction has been accounted for under the purchase method of accounting. In connection with the acquisition, SCM incurred acquisition costs of approximately $300,000.

        Intangible assets from the acquisition approximated $8,527,000 and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1,790,000 were expensed in the third quarter of 2000. The preliminary purchase price allocation is based on the assumption that the remaining intangible assets will have a life of five years and will be amortized on a straight-line basis over this period. SCM has not yet completed the valuation of the intangible assets acquired. The allocation of the purchase price is subject to a final valuation to be completed by an independent valuation specialist.

        At the time of the acquisition, the estimated aggregate fair value of 2-Tel's research and development efforts that had not reached technological feasibility and had no alternative future uses was estimated to be approximately $1,790,000. This amount was expensed in the third quarter of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. 2-Tel had three projects considered to be in-process technology at the time of the acquisition. These projects were E-Gate 2000, Retail Application Terminal and the Transmobile Wallet. The E-Gate 2000 and Retail Application Terminal projects are due to be completed in the fourth quarter of 2000 while the Transmobile Wallet is scheduled for completion in the second quarter of 2001. As of the date of the acquisition and September 30, 2000, the percentage completion of these projects were estimated to be 79% for the E-Gate 2000, 81% for the Retail Application project and 31% for the Transmobile Wallet.

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

        The revenue projection used to value the in-process technology is based on sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Since the projected debt-free cash flow for the E-Gate 2000 product was considered to be slightly negative, no in-process technology value was ascribed to this product. Projected revenues for the two remaining in-process technology projects were assumed to increase from product release to 2003 and to decline significantly in 2004 and 2005. Gross margins were projected to range from 62% in the first few years to 54% in 2004 and 2005 for the Retail Application Terminal and 41% in 2001 to 46% for the following years for the Transmobile Wallet. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on 2-Tel's experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 45% discount rate was used to discount the net cash flows back to their present value for the Retail Application Terminal while a 50% rate was used for the Transmobile Wallet. The higher rate for the Transmobile Wallet relates to the additional risk related to technological similarity to existing products and its stage of completion. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. The calculated value of the in-process technology for the Retail Application Terminal is $1,560,000 and $230,000 for the Transmobile Wallet. Total costs incurred for the E-Gate 2000 project is approximately $360,000 as of the acquisition date and September 30, 2000 with an anticipated $120,000 needed for completion. Total costs incurred for the Retail Application Terminal is approximately $324,000 as of the acquisition date and September 30, 2000 with an anticipated $108,000 needed for completion. Total costs incurred for the Transmobile Wallet is approximately $180,000 as of the acquisition date and September 30, 2000 with an anticipated $420,000 needed for completion.


RESULTS OF OPERATIONS

        Net Revenues. Net revenues reflect the invoiced amount for goods shipped less an allowance for estimated returns. Revenue is recognized upon product shipment. Net revenues for the quarter ended September 30, 2000 were $43.3 million compared to $36.4 million in 1999, an increase of 19%. For the first nine months of 2000, net revenues were $105.4 million, an increase of 21% over the $87.1 million for the same period of 1999. The increase in revenues in the first nine months of 2000 over the same period in 1999 was due primarily to an increase in sales of our Digital TV and Broadband Access products of $20.5 million, offset by decreases in sales of Digital Media and Connectivity products of $2.0 million and in sales of PC/Network Security products of $0.2 million. The increase in the third quarter of 2000 compared to the same quarter in 1999 was primarily due to an increase in sales of our Digital TV and Broadband Access products of $6.3 million and a $2.4 million increase in sales of Digital Media and Connectivity products, offset by a decrease of $1.9 million in sales of PC/Network Security products. The increases in Digital TV and Broadband Access sales primarily consisted of shipments of Dazzle products to its customers, including a new MPG-2 digital video product. No Dazzle product sales were included in the first six months of 1999 since Dazzle was acquired on June 30, 1999. The increase in Digital Media and Connectivity sales in the third quarter of 2000 compared to the same quarter in 1999 was primarily due to sales to the retail channel by Microtech, which was acquired on June 27, 2000, and to increased sales of our Digital Media Reader/Writers. The decrease in Digital Media and Connectivity sales in the first nine months of 2000 compared to the same period in 1999 was primarily due to the lack of availability of multimedia flash memory cards for the digital music player market in the first six months of 2000. The decrease in PC/Network Security shipments was primarily due to a reduction of demand for our legacy SwapBox products. In the third quarter, PC Security revenues came primarily from smart card reader products.

        Gross Profit. Gross profit for the third quarter of 2000 was $14.3 million, or 33% of total net revenues, compared to $13.4 million, or 37% for the same quarter of 1999. Gross profit for the first nine months of 2000 was $36.2 million, or 34% of total net revenues compared to $28.8 million, or 33% of total net revenues for the same period of 1999. The increase in gross profit in absolute dollars for the third quarter and first nine months of 2000 was primarily due to the aforementioned increase in shipments of Digital TV and Broadband Access products in both periods. Digital Media and Connectivity margins in the nine months ended September 30, 1999 also included a $1.1 million charge resulting from the write down of excess inventory in that division and costs associated with the ramp up of production of certain Digital Media and Connectivity products in the second quarter of 1999. The write down of inventory resulted from a review of SCM's products in the Digital Media and Connectivity division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in SCM's product lines. The decrease as a percentage of total net revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was primarily due to lower margins in our Digital TV and Digital Media and Connectivity products as a result of as change in product mix within those product groups. We believe that our gross profit in absolute dollars during 2000 will continue to be above the levels experienced in 1999. Our gross profit has been and will continue to be affected by a variety of factors, including competition, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

        Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development, and to a lessor degree software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the third quarter of 2000, research and development expenses were $3.5 million, compared with $2.5 million in the same quarter of 1999, an increase of 40%. For the first nine months of 2000, research and development expenses were $9.2 million, compared with $6.4 million, an increase of 44%. As a percentage of total net revenues, research and development expenses were 8% in the third quarter of 2000, 9% for the first nine months of 2000 and 7% for the corresponding 1999 periods. The increase in absolute amounts was primarily due to increased engineering headcount and related product development costs at our development centers in France and India, and to research and development expenses of Dazzle. Personnel related expenses increased by $1.1 million in the third quarter of 2000 compared to the same quarter in 1999. Personnel related expenses increased by $2.4 million and prototype expenses increased by $0.4 million in the first nine months of 2000 compared to the same period in 1999. We believe that the absolute amount of research and development expenses during 2000 will be higher than in 1999 due to a higher number of personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

        Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation, trade show and other marketing costs. Sales and marketing expenses for the third quarter of 2000 were $6.4 million, or 15% of revenues, compared with $3.8 million in the third quarter of 1999, or 10% of revenues, an increase of 68%. Sales and marketing expenses for the first nine months of 2000 were $14.6 million, or 14% of revenues, compared with $9.4 million, or 11% of revenues, in the same period of 1999, an increase of 55%. These increases in absolute amounts in 2000 were primarily due to the acquisition of Dazzle and Microtech which incur relatively higher marketing costs because of their retail sales strategy and an increase in sales and marketing costs in the U.S. and Germany. The increases in the third quarter of 2000 compared to the same period in 1999 consisted primarily of personnel related expenses of $1.1 million and marketing program costs of $1.7 million. In the first nine months of 2000 compared to the same period in 1999, increases in spending were primarily from personnel related expenses of $2.0 million, marketing program costs of $2.3 million, external and internal sales commissions of $0.6 million and depreciation expenses of $0.3 million. We expect sales and marketing expenses in 2000 to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

        General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM's administrative functions, professional fees such as legal, audit, tax and consulting fees, and the amortization of intangible assets. In the third quarter of 2000, general and administrative expenses were $5.2 million, an increase of 81% compared with $2.9 million in the third quarter of 1999, and representing 12% and 8% of total net revenues in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000, general and administrative expenses totaled $11.5 million, an increase of $2.0 million from the same period of 1999. Increases in the third quarter of 2000 as compared to the same period in 1999 related primarily to $0.9 million for personnel related expenses, $1.1 in amortization expense and $0.2 million in investor relations costs. The increase in amortization expenses relates to our recent acquisitions. The increase in investor relations costs relates to expenses associated with our annual meeting, including the identification of shareholders and solicitation of proxies. Increases in expenses in the first nine months of 2000 as compared to the same period of 1999 were $1.6 million for personnel related expenses, $1.6 million for amortization expense, $0.6 million for professional fees, and $0.2 million for investor relations, offset by the $2.0 million charge taken in the second quarter of 1999. The increases in professional fees were primarily related to tax consulting and the rollout of our SAP software worldwide. The increases in intangible asset amortization and in personnel expenses were primarily due to the acquisition of Dazzle and Microtech. We believe general and administrative expenses in 2000 will continue to increase in absolute amounts as we continue to improve our infrastructure, but will fluctuate as a percentage of total net revenues.

        In-Process Research and Development. In-process research and development costs of $2.9 million were included in our third quarter results for 2000 as one-time charges for the development efforts that had not reached technological feasibility within our recently acquired companies. Of this expense, $1.8 million related to the acquisition of 2-Tel, $0.9 million related to the acquisition of the PVD division of FAST by Dazzle and the remaining $0.2 million related to SCM's purchase of additional Dazzle common stock during the quarter. The $0.9 million recorded in the second quarter of 1999 related to our purchase of 51% of Dazzle's outstanding common stock.

        Other Acquisition-Related Charges. In connection with the acquisition of a majority interest in Dazzle in the second quarter of 1999, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition, headcount termination costs of $0.3 million and other costs of $0.2 million.

        Interest Income and Other, Net. Interest income and other, net consists primarily of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. Interest income and other, net for the third quarter of 2000 was $1.5 million and foreign currency gains of $0.2 million, compared to $1.5 million for interest income and other, net and a foreign currency loss of $0.2 million in the same period in 1999. For the first nine months of 2000, the net gain on sale of investments was $0.4 million, interest income and other, net was $4.7 million and the foreign currency gain was $0.7 million compared to interest income and other, net of $4.7 million in the same period of 1999.

        Income Taxes. The provision for income taxes in the first nine months of 2000 was $2.6 million, or 66% of net income before tax, compared to $3.3 million, or 53% of net income before tax for the same period in 1999. SCM's tax rate is affected by the mix of taxable income among the various tax jurisdictions in which we do business and the non-deductibility of various one-time charges and the amortization of intangibles.

        Minority interest. Minority interest reflects the proportional profits or losses that are attributable to the minority shareholders in two of SCM's majority owned subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, our working capital was $139.8 million, compared to working capital of $150.5 million as of December 31, 1999. The decrease in working capital as of September 30, 2000 related primarily to lower short-term investment levels.

        During the first nine months of 2000, cash and cash equivalents increased by $14.5 million due primarily to $21.3 million provided by investing activities and $5.5 million by financing activities being offset by a use of cash of $11.1 million in operations. The cash provided by investing activities was primarily from net proceeds of $48.4 million from short-term investments, offset by $17.8 million (net of cash acquired) paid to purchase Microtech, PVD and 2-Tel, the purchase of $5.3 million of long-term investments and $3.9 million of capital expenditures. The $5.5 million of cash was primarily provided by financing activities from proceeds for the exercise of stock options of $9.6 million being offset by $4.0 million of debt repayment. Cash used in operations of $11.1 million was primarily from increases of accounts receivable of $12.6 million and inventories of $7.9 million, and decreases in accounts payable of $0.7 million and income taxes payable of $2.2 million, more than offsetting a decrease of other current assets of $1.9 million and income from operations of $10.2 million after adding back depreciation and amortization of $4.2 million, in process research and development costs of $2.9 million and deferred income taxes of $1.6 million.

        SCM has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3,000,000 (approximately $1,356,000 as of September 30, 2000). Neither line has an expiration date. The German lines of credit bear interest at rates ranging from 7.25% to 10.00%, and borrowings under these lines of credit are unsecured. In France, we have a FF2,000,000 line of credit (approximately $269,000 as of September 30, 2000) bearing interest at 5.59%. This line has an expiration date of August 2001 and is unsecured. In the United States, we have an unsecured $3,000,000 line of credit which bears interest at 8.5% and expires in May 2001. In addition, we have a Singapore overdraft facility with a local bank of S$1,200,000 (approximately $690,000 as of September 30, 2000) due on demand. The Singapore line is secured by a U.S. $380,000 fixed deposit and has a base interest rate of 6.5%. Japan also has a 67 million yen line of credit (approximately $621,000 as of September 30, 2000) with a local bank that is renewed annually for one year each June. The Japanese line has an interest rate of 1.625% and is secured by a 67 million yen deposit. At September 30, 2000, no amounts were outstanding under any of the above lines of credit. SCM did have a $401,000 bank loan as of September 30, 2000 related to our acquisition of 2-Tel. This loan was repaid in October 2000.

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


SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

        Our business and operating results reflect seasonal trends. We have typically experienced lower net revenue and operating income in the first quarter and second quarter and higher net revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our OEM and retail customers in our Digital Media Transfer, Digital TV and Broadband Access markets, which are typically stronger in the second half of the calendar year. SCM sells readers for digital cameras and Internet music players in the U.S. and digital video broadcasting products in Europe. Because OEMs typically bundle our devices into their consumer products, and because the market for consumer products is stronger in the second half of the year, our business is impacted as well. We expect that our sales to consumer-oriented OEMs and the retail channel will increase, and the seasonal trends that effect our business and operating results will continue.


OUR TARGET MARKETS MAY NOT DEVELOP AS QUICKLY AS EXPECTED, AND THEY MAY NOT ACCEPT OUR PRODUCTS AS THEIR PREFERRED SOLUTIONS.

        SCM's future growth and operating results will depend on whether our products are commercially successful. As described below, each of our product families address needs in different emerging markets. These markets may not develop as quickly as or in the ways that we expect them to, which could limit demand for our products. For example, widespread use of smart cards requiring readers depends upon the successful implementation of user applications such as credit card programs in the U.S. or home banking in Europe. If new applications are not timely or effective, then the market for smart card-based services requiring readers might not develop further.

        SCM sells security and connectivity products across four target markets:
Digital TV, Broadband Access, PC/Network Security and Digital Media Transfer. In the Digital Media Transfer market, our reader and connectivity products provide easy to use, high-speed connections between digital platforms, such as PCs and digital cameras, and electronic media, such as copyright-protected music from the Internet. If the benefits of rapid transfer of digital photographs or music are not perceived as sufficient, or if alternative technologies are more widely adopted than the use of a media reader, then demand for products such as ours may not grow.

        In the PC/Network Security market, smart card-based security applications are beginning to be adopted by computer makers and software providers. Smart card token-based security applications provide protection from unauthorized access to digital information. Our smart card reader products are designed to provide security for PCs and other platforms, such as point of sale
(POS). However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard; hence other token architectures or other security approaches may be selected for these applications.

        In the Digital TV market, our products provide a means of controlling access to digital television broadcasts. Our DVB-CAM products provide conditional access decryption functionality while adhering to the European DVB-CI and U.S. NRSS-B standards. To date, our DVB-CAM products have been implemented in a relatively limited number of Digital TV set-top boxes in Europe. The European standard for Digital TV conditional access applications is still emerging. Although we believe that the DVB-CI standard will eventually become the European standard for Digital TV conditional access applications, this standard may not be adopted and the European Digital TV market may fail to develop further. In the United States, the Federal Communications Commission has mandated the transition to open standards-based Digital cable TV products by 2005. However, no products are currently available in the market. The substantial base of proprietary analog set-top boxes already installed in the U.S. may cause the market for Digital TV conditional access products in general, and our products in particular, to grow more slowly than expected or not at all.

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


WE DEPEND UPON SALES TO ORIGINAL EQUIPMENT MANUFACTURERS AND TO DISTRIBUTORS.

        Many of our products are intended for use as components subsystems or value-added devices in systems manufactured and sold by third party original equipment manufacturers, or OEMs. In order to convince an OEM to incorporate our products into its systems, we must demonstrate that our products provide significant commercial advantages over alternative solutions. We may fail to successfully demonstrate these advantages or our products may cease to provide any advantages. Even if we are able to demonstrate that our products are superior, OEMs may still choose not to incorporate our products into their systems. OEMs may also change their business strategies and manufacturing practices, which could cause them to purchase fewer units of our products, find other sources for products we currently manufacture or manufacture these products internally. Our OEM customers may also seek price concessions from us. Failure of OEMs to incorporate our products into their systems, the failure of such OEMs' systems to achieve market acceptance or any other event causing a decline in our sales to OEMs would have a material adverse effect on our business and operating results.

        We also sell some of our Digital Media and Connectivity and PC/Network Security products through two-tiered distribution channels that include distributors, systems integrators, value-added resellers, and retailers, who maintain inventories of our products. We work closely with our distributors and resellers to monitor inventory levels and ensure that appropriate levels of products are available to end-users. Notwithstanding such efforts, if channel partners attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. In addition, delays in shipments by and payments to our distribution customers by their customers may have a material adverse effect on our business and operating results.


A SIGNIFICANT PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS.

        Sales to a relatively small number of OEM consumer electronics, computer, digital appliance, digital media and conditional access system manufacturers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 45% of our total net revenues in the third quarter of 2000. No customer exceeded 10% of our revenues in the third quarter and for the first nine months of 2000. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.


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

        - Broadlogic, Harmonic, Motorola, Terayon and Thomson Multimedia in broadband PC receivers;

        - ActionTec, Carry Computer Engineering, Greystone and Litronic in PC Card adapters;

        - Gemplus, Litronic, PubliCard and Towitoka in smart card readers and universal smart card reader interfaces; and

        - Carry Computer Engineering, DataFab, Lexar and SmartDisk for digital media readers and connectivity.

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

        The markets for our products are characterized by rapidly changing technology. Our customers' needs change and product requirements change frequently. Product life cycles are short and industry standards are still evolving. For example, in the broadband datacasting market, applications are constantly evolving as companies strive to create sustainable and profitable business models for their products or services. This impacts the features and functions we must incorporate into our St@rKey broadband access products. Rapid changes in technology or technology requirements could render our existing products obsolete and unmarketable. Therefore, our future success will depend upon our ability to successfully develop and introduce new and enhanced products that meet our customers' evolving expectations and incorporate the latest technology. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. These factors could have a material adverse effect on our business and operating results.

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


OUR SALES TO GOVERNMENT CONTRACTORS ARE SUBJECT TO UNCERTAINTIES AND MAY
DECREASE.

        Approximately 1%, 8%, 12% and 17% of our net revenues for the nine months ended September 30, 2000 and the years ended 1999, 1998 and 1997, respectively, were derived from sales of our SwapBox PC Card reader product for use by the U.S. government. These sales were made under contracts between SCM and major OEMs that sell PCs to the United States Department of Defense ("DOD"). We believe that indirect sales to the DOD are subject to a number of significant uncertainties, including timing and availability of funding, unpredictable changes in the timing and quantity of orders and the generally competitive nature of government contracting. In addition, the U.S. Government is planning to transition to smart card-based security systems, and has reduced the number of new PC Card reader products it purchases. While we are actively competing for this new business, we may not be successful in securing new contracts for smart card readers with the DOD or other government suppliers. In addition, we cannot assure you that our products will meet new specifications of OEM suppliers to the DOD. A significant loss of indirect sales to the U.S. government would have a material adverse effect on our business and operating results. For example, in the quarters ended September 30, 2000 and June 30, 2000, sales of our SwapBox product were impacted by a reduction in orders from OEMs selling to the U.S. DOD.


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


WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

        Our business has grown substantially in recent periods, with net revenues increasing from $10.9 million in 1994 to $127.3 million 1999 and revenues of $105.4 million in the first nine months of 2000. We have expanded our focus from the PC/Network Security market to include Digital TV, Digital Media Transfer and more recently Broadband Access. Managing business in each of these markets requires skilled management, significant attention and substantial resources. To address our need for additional resources and because of acquisitions, we have increased in size from 67 employees at December 31, 1995 to 530 employees as of September 30, 2000. The growth of our business places a significant strain on our management and operations.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES.

        We continually evaluate potential acquisitions of complementary businesses, products and technologies. SCM acquired Microtech International, based in North Branford, Connecticut in July 2000, 2-Tel BV based in The Netherlands, in September 2000, and announced intentions to complete the acquisition of Dazzle Multimedia, based in Fremont, California, by December 2000. In addition, Dazzle acquired the consumer products division of FAST Multimedia, based in Munich, Germany, effective July 2000. We may not realize the benefits of these recent and planned transactions or of future transactions. Products we acquire in connection with acquisitions may not gain acceptance in our markets, or may, because of similarities to our own products, cause confusion in our markets. We may not be able to integrate acquired technologies with our own products, and technologies we acquire may not be sufficient to address market requirements.

        In order to successfully integrate acquired companies, we must, among other things:

        - continue to attract and retain key management and other personnel;

        -       integrate the acquired technologies and products;

        - minimize any impact to productivity of our research and development and marketing groups;

        -       establish a common corporate culture; and

        -       integrate geographically distant facilities and employees.

        If we fail to achieve these goals, or if our management's attention to day-to-day operations is diverted to integrating acquired companies or if problems in the integration process arise, this could result in an adverse effect on our business and operating results.


OUR GLOBAL LOCATIONS MUST WORK TOGETHER EFFECTIVELY.

        SCM has its global headquarters in Los Gatos, California, as well as a significant-sized facility in North Branford, Connecticut. European headquarters are located in Pfaffenhofen, Germany, and the company maintains divisional offices in Munich, Germany and Heeswijk-Dinther, The Netherlands. We also have sales offices in Wokingham, England, and research and development facilities in La Ciotat, France and Chennai, India. In Asia, we have manufacturing facilities in Singapore and sales offices in Taiwan and Tokyo, Japan. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. Although these difficulties can be reduced through the use of electronic mail and teleconferencing, unforeseen difficulties or logistical barriers in operating in diverse locations may occur. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. Although we believe that our systems are adequate, in the future we may have to implement new systems. Implementation of new information systems, in particular, may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.


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

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES AND CURRENCY FLUCTUATIONS.

        SCM was originally a German corporation and continues to conduct a substantial portion of our business in Europe. Approximately 48%, 52%, 62%, and 51% of our revenues for the nine months ended September 30, 2000 and the years ended 1999, 1998, and 1997, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

        -       tariffs and other trade barriers;

        - difficulties in staffing and managing disparate branch operations;

        -       currency exchange risks;

        -       exchange controls; and

        -       potential adverse tax consequences.

        These factors may have a material adverse effect on our business and operating results.

        We conduct operations and sell products in several different countries. Over the last two and one-half years, we have acquired companies in Japan, Singapore, Great Britain, India and The Netherlands. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the German mark, the Japanese yen, the Singapore dollar, the British pound and the Indian rupee, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to our foreign currency exposure. We continually monitor our exposure to currency fluctuations and may use financial hedging techniques when appropriate to minimize the effect of these fluctuations. Even so, exchange rate fluctuations may still have a material adverse effect on our business and operating results. In the future, we could be required to denominate our product sales in other currencies, which would make the management of currency fluctuations more difficult and expose us to greater currency risks.


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


WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

        Although SCM was profitable for the quarters ended June 30, 2000, March 31, 2000, December 31,1999, September 30, 1999 and March 31, 1999 and for the year ended December 31, 1997, we incurred net losses on an annual basis from our inception in 1993 through the year ended December 31, 1996, as well as in 1998. Although we remained profitable on a pro forma basis, we also incurred a net loss as reported in the quarters ended September 30, 2000 and June 30, 1999. In view of our loss history, we cannot assure you that we will be able to achieve or sustain profitability on an annual or quarterly basis in the future.

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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 27, 2000 and September 28, 2000, SCM acquired Microtech International, Inc. and 2-Tel BV, respectively. In connection with these acquisitions, SCM issued 99,141 shares of its common stock for Microtech and 106,229 shares of its common stock for 2-Tel. These transactions were exempt from registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. All recipients had adequate access to information regarding us.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of shareholders held on July 26, 2000, the following matters were acted on by the shareholders of the Company:

        1. The re-election of Bernd Meier and Andrew Vought as Class II directors for an additional three-year term:

                  Bernd Meier

                  Shares in Favor           5,071,626
                  Shares Against                6,370

                  Andrew Vought

                  Shares in Favor           5,071,626
                  Shares Against                6,370

        2. The approval of an amendment to the Company's 1997 Stock Plan to immediately increase the aggregate number of shares authorized for issuance to 750,000:

                  Shares in Favor           3,539,625
                  Shares Against              228,226


        3. The approval of an amendment to the Company's 1997 Stock Plan to increase the number of shares authorized under the stock plan annually to 1 million shares or 4.9%:

                  Shares in Favor           3,533,850
                  Shares Against              229,421

        4. The ratification of the appointment of Deloitte & Touche as the independent auditors of the company.

                  Shares in Favor           5,073,776
                  Shares Against                4,220



ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27      Financial Data Schedule

        (b)     Reports on Form 8-K

                July 11, 2000 related to the acquisition of Microtech, International.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCM MICROSYSTEMS, INC.

Date:   November 14, 2000
                                     /s/ ANDREW WARNER
                                     -------------------------------------------
                                     Andrew Warner
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX



Exhibits   Description
--------   -----------

   27      Financial Data Schedule