Form 10-K
period 2000-12-31
SCM MICROSYSTEMS INC
filed 2001-04-02
CIK 1036044

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-22689

                            ------------------------

                             SCM MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0444317
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

 47211 BAYSIDE PARKWAY, FREMONT, CALIFORNIA                        94538
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 360-2300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 2001 was approximately $248,457,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 22, 2001 registrant had outstanding 15,281,323 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement and Notice of Annual Meeting is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SCM MICROSYSTEMS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1     Business....................................................    3
Item 2     Properties..................................................   14
Item 3     Legal Proceedings...........................................   14
Item 4     Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5     Market for SCM's Common Stock and Related Stockholder
           Matters.....................................................   15
Item 6     Selected Financial Data.....................................   16
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 7a    Quantitative and Qualitative Disclosures about Market
           Risk........................................................   39
Item 8     Financial Statements and Supplementary Data.................   39
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   39

                                  PART III
Item 10    Directors and Executive Officers of the Registrant..........   39
Item 11    Executive Compensation......................................   40
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   40
Item 13    Certain Relationships and Related Transactions..............   40

                                   PART IV
Item 14    Exhibits, Financial Statement Schedule, and Reports on Form
           8-K.........................................................   40
           Exhibit Index...............................................   41
           Signatures..................................................   43
           Consolidated Financial Statements...........................  F-1

     SCM, CIMax, SmartReady, SmartSecure, St@rKey, SwapBox and SwapSmart are registered trademarks and Dazzle, Dazzle Digital Video Creator, POD Tool, SmartOS and SwapFTL are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

     - Digital Video, where our products are used to capture, edit and publish analog or digital video on the PC;

     - PC Security, where our products are used to control access to PCs, computer networks and the Internet to facilitate computer and network security and secure online transactions; and

     - Digital Media Transfer, where our products expedite the transfer of information between PCs and digital devices such as digital still cameras and Internet music players.

     Our target customers are end user consumers as well as manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide.

     Operationally, we have organized our business around three divisions:

     - Digital Television and Video, which focuses on products, development, customers and relationships in the global Digital TV and Digital Video markets;

     - PC Security, which focuses on smart card technology-based products and development as well as customers and relationships in the global markets for enterprise, financial and government PC security applications; and

     - Digital Media and Connectivity, which focuses on the global market for connectivity and data transfer between various digital devices and platforms.

INDUSTRY BACKGROUND

     Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect and control access to these networks and the devices that connect to them. For the enterprise, there is a need to control access to corporate networks and intranets to prevent loss of proprietary data. For consumers and for online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive account information. For digital television broadcasters and Internet service providers, there is a need to limit access to broadcast content to paying subscribers, and for downloadable content providers such as Internet music or book companies, there is a need to generate revenues while protecting copyrighted material. In all of these areas, standards-based connectivity devices that provide secure, controlled access are an easily deployed and effective solution.

  Digital Television

     The research firm Datamonitor estimates that by 2003, 85 million households will subscribe to digital television in North America, Europe and the Asia-Pacific region, compared with 15 million households in 1999. This rapid transition from analog to digital television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium's ability to enable delivery of a broad range of customized, private content and interactive services. Digital TV may take the form of direct satellite broadcast services, digital cable services or direct terrestrial broadcasts.

     A primary challenge for broadcasters is to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event-by-event pay-per-view privileges. Traditionally, security software that restricts access to encrypted content has been embedded in set-top boxes that are connected to a viewer's television set. To take advantage of the digital broadcasting environment where there are a host of new services offered, set-top boxes must incorporate many new features in addition to security, such as return communication via modem, digital video disk read and write capabilities and personal video recording. For manufacturers of set-top boxes, it can be cost prohibitive to develop receiver products which can only be used with specific security systems, as they may not be able to achieve the high volume sales that such products would require in order to be attractively priced. Likewise, consumers may not receive the full benefit of competition between various brands of receivers if those receivers are limited in the security systems they support.

     To address the need for greater competition in the market for advanced set-top receivers, many industry leaders have endorsed the use of removable security modules that enable the same set-top box to be used with multiple security systems. Various standards for removable security have been developed and adopted around the world. In Europe, the Digital Video Broadcasting-Common Interface, or DVB-CI standard was developed by the DVB Project, an international consortium of over 200 enterprises involved in varying aspects of digital television including France Telecom, Deutsche Telekom, Nokia, Sony and Philips. Legislation has been enacted in Spain, Switzerland and the United Kingdom mandating that set-top boxes comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the Federal Communications Commission has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition by 2005. To support this move, CableLabs, a research and development consortium of U.S. cable television multi-system operators, or MSOs, has developed specifications for removable security as part of its OpenCable initiative. We believe that similar standards may be adopted in certain Asian countries in the future.

  Digital Video

     According to the Consumer Electronics Association, nearly 6 million video recorders were sold in the U.S. alone in 2000. With most new computers now capable of playing video, there is a significant demand from consumers worldwide to be able to upload their videos onto a computer, where they can be simply viewed or shared with family and friends via email or posting to a Web site. The majority of video cameras in use today create analog video recordings that must be converted to a digital, compressed format known as MPEG in order to be played on a computer. Likewise, the millions of video recordings already created by consumers could be uploaded to computers if they were converted to an MPEG format.

  PC Security

     The proliferation of personal computers in both the home and office combined with widespread access to computer networks and the Internet have created significant opportunities for electronic transactions of all sorts: business-to-business, e-commerce, home banking, etc. For example, Forrester Research, from its study dated February 2000, anticipates that by 2003, business-to-business transactions over the Internet will reach $1.3 trillion annually. In the area of e-commerce, International Data Corporation, or IDC, reports that the total value of goods and services purchased over the Web grew from $3 billion in 1996 to $111 billion in 1999, and project further exponential growth to $708 billion in 2003. However, network and Internet-based transactions pose a significant threat of fraud, eavesdropping and data theft for both companies and individuals. As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. We believe that successful expansion of electronic transactions, particularly outside the U.S., will require the implementation of improved security measures that accurately identify and authenticate users and reliably encrypt data transmissions over networks and the Internet.

     Authentication of a user's identification is generally accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

     One example of a token used in two-factor authentication is the smart card, a credit card-sized plastic card that contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, health care records, merchant coupons, still or video images and, in some cases, cash. We believe that smart cards are ideally suited to serve as tokens for network transactions and electronic commerce, both for their security capabilities and for the added value of the applications they support. While the use of smart cards in the U.S. has been limited to a few government, education and healthcare system deployments to date, smart card use is widespread in Europe, where the existence of multiple languages and currencies has created a demand for common solutions that enable businesses and consumers to conduct their affairs effectively and efficiently while moving from country to country.

     The benefits of smart cards are beginning to influence industry leaders to incorporate smart card technology into their product development. Microsoft and Netscape have both endorsed smart cards as key components of their respective data security architectures, have released application program interfaces, or APIs, for smart cards and have incorporated smart card access or smart card security features into Microsoft Windows NT 5.0 and Netscape Communicator 5.0, respectively. In addition, Microsoft has incorporated support for smart cards in its Windows 2000 operating system. Sun Microsystems has released a Java application program interface for smart cards and has integrated our SmartOS(TM) smart card interface architecture and Smart Transporter chip into its Java Station in the Java operating system. In 2000, Visa and Mastercard launched smart cards to their subscribers, following American Express's lead in the first widescale commercial deployment of smart cards in the U.S. several months earlier. However, consumer demand for smart cards still lags industry support for these tokens, as applications such as discount and reward programs designed to create customer loyalty are not in place despite widespread smart card deployment. We believe that new applications that appeal to consumers will drive the adoption of smart card technology for e-commerce and electronic business transactions in the United States. We also believe that as smart card-based security systems become accepted in the United States, users outside the United States will adopt similar systems.

  Digital Media Transfer

     The proliferation of PCs in both the home and office, as well as the explosive growth of Internet use, has led to widespread consumer familiarity with the storage, manipulation, transfer and management of digital content, from photographs to music to personal calendars. In recent years, digital appliances have emerged which augment the PC in their ability to access or manipulate digital data, including digital cameras, digital audio player/recorders, personal digital assistants, highly portable computers and "smart" cellular telephones. The market for these advanced electronic products is growing rapidly. According to IDC, 18 million digital appliances were shipped worldwide in 1998. IDC expects this number to increase to more than 75 million by 2002.

     Transferring content between digital appliances and the PC is, in many cases, either more complex or less convenient than consumers would like. First, while many digital appliances use removable media cards with quick loading flash memory to store content, there are multiple, competing standards of media in use, including SmartMedia(TM), CompactFlash(TM), Memory Stick(R), MultiMediaCard(TM) and SecureDigital(TM) media cards. Because there are multiple types of flash media, there are no standard reader ports on PCs for these media. Second, consumers who choose to directly connect their digital appliances to their PCs must use cables to transfer content. Often this involves plugging the cable into the back of the PC, which is inconvenient. Third, the speed of transfer of data using this method is very slow when large amounts of data are being transferred. This is inconvenient for the consumer, and is also detrimental for the effectiveness of the digital appliance, whose batteries must provide power for this type of time-consuming transfer.

     While many consumers have increased their use of digital appliances, there is still a large group of potential users that has not ventured beyond desktop PCs because of the inherent difficulty of connecting digital appliances that have non-conforming interfaces and difficult-to-master connections. As a result, we believe that the continued growth of the consumer-oriented digital appliance market will depend in large part upon the ability of users to conveniently transfer digital data between PCs and digital appliances. For example, the rapid growth of the digital camera market is based, to a large degree, upon consumers' desire to both transfer images to family members and others through the Internet and manipulate the captured images with their PCs. Accordingly, one of the principal challenges faced by manufacturers of consumer digital appliances is the convenient transfer of content between their appliances and PCs or other digital appliances.

SCM MICROSYSTEMS' PRODUCTS

     SCM Microsystems develops and sells products that enable people to conveniently access secure digital content and services, enabling a wide range of consumer, business and government applications. Our products include a range of solutions from silicon and software components to fully integrated hardware solutions that enable secure exchange of electronic information for applications such as e-commerce, broadband content delivery and secure content transfer by providing controlled access points to platforms such as PCs, digital appliances and digital television set-top boxes. We believe that our solutions provide a necessary component to the market for these applications and others to enable their continued market acceptance and growth.

     We have developed our products using our core competencies in smart card and PC interoperability, digital television conditional access and PC Card expertise and flash memory chip experience. We sell our industry standards-compliant hardware, software and silicon solutions both to original equipment manufacturer, or OEM, customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and also to the retail channel. We provide high quality, easy-to-use solutions in the following product categories:

DIGITAL TELEVISION

  Conditional Access Modules

     Our conditional access modules combine our smart card interface technology with the proprietary descrambling code of a digital television content provider, providing a cost-effective means of controlling access to digital broadcasts. Our conditional access modules utilize a smart card to determine if a viewer has access to a given content provider's service. If the viewer is authorized, the conditional access module descrambles the signal for viewing.

     Our conditional access modules comply with the DVB-CI standard for removable security for digital television systems. This allows them to be used with any open standards television receiver, and enable the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud. Our conditional access modules enable content providers to deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.

     We sell our conditional access module platforms to security encryption system providers including Mindport, Nagra-Kudelski, Philips, NDS, France Telecom and Telenor. These encryption companies in turn provide their security systems, including our conditional access modules, to major European content providers including France Telecom, Telenor (Norway Telecom) and The Kirch Group (BetaDigital/Beta Research); consumer electronics companies such as Nokia, Panasonic, Philips and Toshiba; and broadcasters such as BBC, ITV (UK), Channel 4 (UK), Telefonica (Spain) and SVT (Sweden).

     We are actively involved in the development and adoption of removable conditional access systems to support open digital receivers worldwide. We are currently key contributors to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. We have supplied 90% of the open standards-based security modules for European digital TV, and based on that experience, co-authored the specifications for the U.S. Point of Deployment (POD) modules, which are scheduled to be deployed throughout the U.S. cable system by 2005. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs, DVB and Free Universe Network, or FUN, a consortium of companies supporting open digital television platforms in Germany; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and set tops, all of which depend on our conditional access modules for encryption and de-encryption.

  CIMaX(R)

     Our CIMaX is a controller chip that enables digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI compliant conditional access modules. The CIMaX controller interfaces with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

DIGITAL VIDEO

     Under our Dazzle(TM) brand, we offer a number of digital video products, designed to be plug-and-play devices for novice to advanced users. These products focus on applications for creating and using TV-quality digital video, particularly in capturing analog video to the PC, where it is converted to digital MPEG video format for viewing, editing and/or publishing. Applications include creating and editing home videos, creating streaming audio and video for Web pages and video e-mail, developing video-enhanced PowerPoint presentations, and designing and distributing educational or training materials on CD-ROMs.

     We sell our Dazzle branded digital video products in the U.S., Germany, Japan and UK primarily through large specialized distributors such as Ingram Micro and Tech Data and various retail outlets such as Best Buy, CompUSA, Dixons/PC World, Fry's Electronics, Office Depot, Staples, Sears and Walmart.

     Dazzle Video Creator

     Our Dazzle Digital Video Creator(TM) allows users to easily connect a camcorder to the PC and create TV-quality MPEG 1 format video and still images from analog videos such as home movies. Connection is via USB cable. Software in the product also allows users to edit videos by removing unwanted scenes or adding special effects such as music, transitions, titles and narration. The resulting digital video can then be recorded back to VHS tape for viewing on a standard video cassette recorder, or saved to CD-ROM. In addition, the Digital Video Creator enables easy posting of videos to Websites or in emails where they can be shared with friends, family or colleagues.

  Dazzle Hollywood DV-Bridge

     Our Dazzle Hollywood DV-Bridge allows users to convert analog video such as VHS tapes to high quality DV video, a standardized high-resolution video format. DV video can also be converted to analog, making it easy to view digital videos created on the PC on a traditional video cassette recorder. Hollywood DV-Bridge allows users to capture video on a Mac or PC by connecting an analog camcorder, TV, VCR or DV/D8 camcorder via 1394 interface. Videos can also be converted between analog and DV format without the use of a computer, by connecting both an analog and DV camcorder to the Hollywood DV-Bridge product. Software in the product also allows users to edit video in the DV format, preserving video quality during the editing process and speeding up the editing process.

PC SECURITY

  Smart Card Readers

     We develop and sell smart card readers, software and application specific integrated circuits, or ASICs, used to control access to computers or networks. These smart cards readers act as a "lock" on the computer or network that can only be opened by a user with a legitimate smart card "key," supporting security in enterprise or government networks and enabling rapidly emerging Internet applications such electronic loyalty programs, online cash downloading, home banking and on-line credit card transactions.

     Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software that enable our smart card readers and components to read any of the billions of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including USB, PCMCIA or serial port.

     To ensure compatibility with multiple platforms and applications, we offer a range of smart card readers for use with both desktop and notebook computers, from simple PC Card reader devices to more complex PIN entry systems. Our readers include the SmartReady(R), SmartSecure(R), SmartTrust and SmartRetail lines. Our readers are compatible with digital identification means, such as a password typed on a keyboard, as well as biometric identification means, such as a thumbprint placed on the reader. We sell our readers to end user organizations, such as large enterprises and the U.S. government, and also to original equipment manufacturers who incorporate our readers into their devices, such as PCs or set top boxes. We typically customize our smart card readers with unique customer casing designs and configurations.

  SmartOS Smart Card Interface Architecture; SmartTransporter Chip

     SmartOS is a proprietary operating system for smart card readers that utilizes our SmartTransporter chip and a unique firmware technology to make it possible to easily integrate smart cards with a wide variety of PC and stand-alone devices, thus allowing companies to integrate smart card support cost-effectively within desktop, notebook or network computers, USB or serial devices and keyboards as well as point of sale terminals and vending machines. SmartOS allows integrators to utilize only essential components to control cost and maximize design flexibility. Many hardware designs, such as a keyboard or network computer, may already incorporate a controller chip but lack an interface unit and firmware for the completion of a smart card reader solution. Instead of being forced to purchase all components, SmartOS offers just those components an integrator needs and those tools necessary for the quick implementation of smart card readers at a minimum cost.

DIGITAL MEDIA TRANSFER AND CONNECTIVITY

     Our digital media and connectivity products address the need for connectivity between digital platforms as well as connectivity for the rapidly emerging market for digital cameras, Internet music players and other digital appliances that utilize small flash memory media.

  Digital Media Readers

     Our digital media readers enable quick and convenient transfer of digital content between a digital appliance and the PC by enabling users to read or write content directly to the appliance's flash memory card. We offer media readers with various commonly used platform interfaces, such as USB and SCSI, to support the major types of digital flash media on the market, including CompactFlash, MultiMediaCard, Memory Stick and SmartMedia. Our media readers are designed and marketed to complement specific digital appliances, such as digital still cameras and Internet music players. In addition, our digital media combo readers read and write digital content from multiple storage devices -- such as CompactFlash, SmartMedia and PC Cards -- alleviating the need for a special reader for each digital appliance using a different flash memory card or other storage media.

     We have also developed secure digital media readers for an emerging class of flash memory cards, called Secure Digital, or SD memory cards. The SD Memory card addresses the need for fast, secure and convenient transfer and storage of copyrighted or sensitive digital content, which is an increasing concern as the Internet becomes a more viable venue for selling content such as music. Copyrights on content such as music or audio books protect the composer, artist or author, but cannot be enforced without some way to secure the data being transferred over the Internet.

     We sell our digital media readers both to OEMs and to the retail channel. Original equipment manufacturers either bundle our readers with their own products, such as digital cameras, or offer the readers in the aftermarket for their products under their own brands. In the retail channel, our digital media reader products carry the Microtech brand and product names including Microtech CameraMate and Microtech ZiO! We sell our Microtech branded digital reader/writer products through various electronic and photography stores including B&H Photo, CompUSA, The Good Guys, MicroCenter, CameraWorld.com and Sams.

  Intelligent Cables and ASICs for Connectivity

     We offer a variety of intelligent cables and custom ASICs that provide high-speed connectivity to the PC for digital devices such as scanners, digital cameras, hard disk drives, CD-RWs, DVD, tape and other removable storage products. These products support all major operating systems and enable inter-connectivity through USB, 1394, parallel, PCMCIA, ATA/ATAPI and SCSI ports.

     We sell our intelligent cables and ASICs to OEM customers who use them to reduce their time to market for new products and to reduce their need to master connectivity interface technology.

     See Note 13 to the consolidated financial statements for financial information regarding revenue and gross margin for our business segments.

TECHNOLOGY

     Most of the markets in which we participate are young, and their needs will evolve as they mature. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEMs increase their knowledge and volume sales of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our business divisions and across markets.

     Chip-Level Integration. We have implemented a number of our core technologies into silicon chips. These include the SmartTransporter chip, the CIMaX DVB-CI chip and a custom PCMCIA controller based on technology licensed from Intel and optimized by us. Additionally, our silicon designs for parallel port and

USB connectivity are implemented within our digital media and connectivity products, as well as licensed to other peripheral manufacturers.

     Silicon and Firmware. We have developed physical interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader's hardware. For digital media and connectivity, we leverage our firmware expertise to provide better compatibility among devices, computer platforms and media storage cards.

     Proprietary Software. We have developed a flexible proprietary software architecture for real-time downloading of firmware for new smart card protocol handling requirements into a flash memory chip that resides on the smart card reader. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader's hardware. We have filed patent applications for this software application. We also add value to our digital media products via software, which allows our customers to perform specialized functions such as formatting media storage cards.

     Complete Hardware Solutions. We provide complete hardware solutions that we customize in terms of physical design and product feature set to accommodate the specific requirements of each customer. For example, we have designed and manufactured digital media reader cases in multiple sizes, colors and shapes to meet customer specifications. Our hardware products also address the wider needs of the market for differentiation between various digital media. In addition, we have entered into technology licensing agreements with Gemplus and Schlumberger, two of the largest smart card manufacturers in the world, in order to provide SCM with broader intellectual property rights in this area.

CUSTOMERS AND APPLICATIONS

     Our products are targeted at original equipment manufacturers of computer, telecommunication and digital TV component and systems, as well as the retail channel. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 37% of our total net revenues in 2000. In 2000 and 1999, no customer exceeded 10% of our revenues. In 1998, BetaDigital, a division of the Kirch Group, accounted for 17% of our revenues. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

SALES AND MARKETING

     We market, sell and license our products worldwide to original equipment manufacturers and to the retail channel. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, system integrators and resellers. As of December 31, 2000, we had 132 full-time employees and consultants engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, comprehensive targeted marketing programs, advertising, seminars, trade shows and ongoing customer and third-party communications programs.

     At December 31, 2000, our backlog was approximately $30 million, as compared to approximately $34 million at December 31, 1999. Our backlog consists of all written purchase orders for products that have a scheduled shipment date within the next six months. Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within 30 days after the customer submits a firm purchase order. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

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

     Microsoft. Since September of 1999, SCM Microsystems and Microsoft have collaborated on the development of an OpenCable(TM) compliant cable ready receiver that allows open standards, software-based set top boxes to receive digital cable TV and data transmissions. The device was publicly demonstrated at several trade shows during 2000.

     OpenCable. We are a founding member of the OpenCable project, an initiative of the cable television industry with a goal of attaining interoperable digital set-top boxes manufactured by multiple vendors. OpenCable was launched in September 1997 by Cable Television Laboratories, Inc., or CableLabs, a research and development consortium of cable television system operators, including most of the largest multi-system operators in the United States. The OpenCable process is intended to foster competition among suppliers for key elements of digital cable networks, while ensuring interoperability of devices connected to cable networks. We play a leading role in OpenCable, including co-authoring the OpenCable standards specifications for conditional access to digital TV in the U.S. We are also the primary source of CableLabs-certified qualification tools used by consumer electronics manufacturers around the world preparing to enter the retail digital TV market.

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

     PCMCIA. We are an executive and founding member of Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with over 500 member companies. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Advanced Micro Devices, AMP, Centennial, Compaq, IBM, Intel, Texas Instruments, 3Com, Toshiba and Xircom. Since 1990, we have been a member of PCMCIA in Europe. In 1996, we introduced to PCMCIA the DVB-CI standard which was adopted as an extension to its PC Card standard Release 2.0.

     FUN. We are a member of Free Universe Network, a media and technology alliance in Germany whose goal it is to open up German broadband cable networks to ensure competition, diversity and unimpeded access for all market participants. The centerpiece of FUN is the definition of a universal platform which forms the basis for the distribution and use of all digital programs, through the integration of DVB common interface technology.

     FINREAD. We are a member of FINREAD, a consortium of European banks whose goal it is to create a secure online payment system based on smart cards that is affordable and easy to use, deploy and upgrade. Members of the FINREAD Consortium include Groupement des Cartes Bancaires "CB" (France), Visa EU (United Kingdom), Europay International (Belgium), Banksys (Belgium), Interpay Nederland (the Netherlands), SIZ (German Savings Banks Financial Group, Germany) and Ingenico (France). In addition to our participation with the standards setting activities of FINREAD, we have been selected by FINREAD to provide secure smart card readers for various financial application deployments in Europe beginning in the second half of 2001.

RESEARCH AND DEVELOPMENT

     To date, we have made substantial investments in research and development, particularly in the areas of physical, token-based access devices and connectivity interface devices. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

     Our research and development expenses were approximately $13.5 million, $8.9 million and $6.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, we had approximately 214 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in India, France, Germany and the U.S. We fund a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized approximately $1.4 million, $3.0 million and $2.8 million in technology development revenues in 2000, 1999 and 1998, respectively.

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

     We believe that our success will depend in large part on our ability to provide quality products and services. As of December 31, 2000, we had 122 full-time employees engaged in manufacturing and logistics activities. We have a formal quality control program to satisfy our customers' requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently purchase ASICs for our Digital TV modules exclusively from TEMIC, Philips and Atmel, smart card connectors exclusively from ITT Canon and another supplier and DTV/SwapSmart(R) mechanical components exclusively from Stocko. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

COMPETITION

     The market for digital data security, access control and digital media transfer products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

     - Pinnacle in digital video capture and conversion products;

     - ActionTec, Carry Computer Engineering and Greystone in PC Card adapters;

     - Advanced Card Systems and O2 Micro in smart card interface chips;

     - Advanced Card Systems, Gemplus, Infineer, Litronic, PubliCard and Towitoko in smart card readers and universal smart card reader interfaces; and

     - Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers and connectivity.

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

     - technical features;

     - ease of use;

     - quality/reliability;

     - level of security;

     - strength of distribution channels; and

     - price.

     While we believe that we compete favorably with respect to these factors, we may not be able to successfully compete due to these or other factors and competitive pressures we face could materially and adversely affect our business and operating results.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. We have many trademarks registered in the United States and/or in Europe. We continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other United States and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. We have from time to time received claims that we are infringing upon third parties' intellectual property rights and future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

EMPLOYEES

     As of December 31, 2000, we had a total of 549 full-time employees, of which 214 were engaged in engineering, research and development; 132 in sales and marketing; 122 in manufacturing and logistics; and 81 in general management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

     Our corporate headquarters are in Fremont, California where we lease approximately 38,400 square feet pursuant to a lease agreement which expires on March 31, 2003. Our European headquarters are located in Pfaffenhofen, Germany, where we lease approximately 6,900 square feet pursuant to a lease agreement which began March 2000 and ends February 2005. We lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term is from March 2001 to February 2011. We also lease our research and development facilities in La Ciotat, France and Chennai, India as well as our facilities in Japan, Munich, Germany, The Netherlands and Singapore. We believe that our existing facilities will be adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to SCM's stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of common stock; Number of Holders; Dividends

     Our common stock is quoted on the Nasdaq National Market and on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "SCMM." The following table lists the high and low closing prices from the first quarter of 1998.

                                                 NASDAQ
                                             NATIONAL MARKET         NEUER MARKT
                                            -----------------    -------------------
                                             HIGH       LOW        HIGH       LOW
                                            -------    ------    --------   --------
FISCAL 1998:
First Quarter.............................  $ 88.00    $23.59    DM159.70    DM41.50
Second Quarter............................  $ 78.88    $52.00    DM147.30    DM89.00
Third Quarter.............................  $ 68.75    $42.69    DM123.50    DM72.00
Fourth Quarter............................  $ 78.25    $30.00    DM121.50    DM49.00

FISCAL 1999
First Quarter.............................  $ 94.75    $60.75    DM168.20   DM110.11
Second Quarter............................  $ 75.88    $40.75    DM132.02    DM79.60
Third Quarter.............................  $ 51.63    $38.50     DM97.79    DM69.92
Fourth Quarter............................  $ 71.13    $40.63    DM131.04    DM75.69

FISCAL 2000
First Quarter.............................  $128.50    $49.50    DM258.17   DM101.90
Second Quarter............................  $101.38    $53.63    DM204.97   DM113.24
Third Quarter.............................  $ 61.75    $36.56    DM130.26    DM82.38
Fourth Quarter............................  $ 41.63    $24.63     DM95.84    DM55.35

FISCAL 2001
First Quarter (through March 22, 2001)....  $ 34.13    $15.75     DM69.42    DM30.90

     On March 22, 2001, the closing prices of our common stock were $17.31 per share as reported by the Nasdaq National Market and DM35.60 per share as reported by the Neuer Markt of the Frankfurt Stock Exchange. As of March 20, 2001, we had approximately 2,331 stockholders of record and beneficial stockholders.

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

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2000       1999      1998      1997      1996
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue....................................  $157,834   $127,288   $85,009   $46,423   $30,152
Cost of revenue................................   104,863     82,624    57,148    30,213    21,030
                                                 --------   --------   -------   -------   -------
Gross profit...................................    52,971     44,664    27,861    16,210     9,122
Operating Expenses:
  Research and development.....................    13,525      8,900     6,356     4,501     3,196
  Selling and marketing........................    23,373     13,322     8,904     5,923     4,459
  General and administrative...................    19,087     11,293     8,819     3,872     2,375
  Amortization of goodwill and intangibles.....     5,466      1,265       469        --        --
  In-process research and development..........     4,867        900     3,101        --        --
  Impairment of goodwill.......................        --         --     5,211        --        --
  Other acquisition and restructuring
     charges...................................       657      1,168     3,153        --        --
                                                 --------   --------   -------   -------   -------
          Total operating expenses.............    66,975     36,848    36,013    14,296    10,030
                                                 --------   --------   -------   -------   -------
Income (loss) from operations..................   (14,004)     7,816    (8,152)    1,914      (908)
  Interest income (expense), net...............     5,930      6,365     5,832       815      (309)
  Foreign currency transaction gains and other
     income....................................     1,946        314       192       688       288
                                                 --------   --------   -------   -------   -------
Income (loss) before income taxes and minority
  interest in earnings.........................    (6,128)    14,495    (2,128)    3,417      (929)
  Benefit (provision) for income taxes.........     1,032     (4,801)   (2,845)   (1,068)      (19)
  Minority interest in loss (earnings) of
     consolidated subsidiaries.................       387       (586)       --        --        --
                                                 --------   --------   -------   -------   -------
Net income (loss)..............................  $ (4,709)  $  9,108   $(4,973)  $ 2,349   $  (948)
                                                 ========   ========   =======   =======   =======
Accretion on redeemable convertible preferred
  stock........................................        --         --        --      (802)     (287)
                                                 --------   --------   -------   -------   -------
Net income (loss) applicable to common
  stockholders.................................  $ (4,709)  $  9,108   $(4,973)  $ 1,547   $(1,235)
                                                 ========   ========   =======   =======   =======
Basic net income (loss) per share..............  $  (0.32)  $   0.65   $ (0.38)  $  0.35   $ (0.67)
                                                 ========   ========   =======   =======   =======
Diluted net income (loss) per share............  $  (0.32)  $   0.60   $ (0.38)  $  0.28   $ (0.67)
                                                 ========   ========   =======   =======   =======
Shares used in computations:
  Basic net income (loss) per share............    14,641     14,082    13,253     4,394     1,838
                                                 ========   ========   =======   =======   =======
  Diluted net income (loss) per share..........    14,641     15,086    13,253     5,614     1,838
                                                 ========   ========   =======   =======   =======

                                                                   DECEMBER 31,
                                                --------------------------------------------------
                                                  2000       1999       1998      1997      1996
                                                --------   --------   --------   -------   -------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.................................  $ 66,926   $125,409   $129,918   $56,073   $ 2,666
Working capital (deficit).....................   123,745    150,491    146,950    62,363    (1,442)
Total assets..................................   252,395    210,984    183,320    75,602    13,820
Redeemable convertible preferred stock........        --         --         --        --     5,068
Total stockholders' equity (deficit)..........   210,160    175,796    158,779    65,183    (5,428)

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

OVERVIEW

     SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the Digital Television, Digital Video, PC Security and Digital Media Transfer markets. Our target customers are end user consumers as well as manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, we have organized our business around three divisions: Digital Television and Video, PC Security and Digital Media and Connectivity. We were organized in Delaware in 1996.

ACQUISITIONS

  Intermart and ICS

     On May 19, 1998, SCM Microsystems completed the acquisition of Intermart Systems K.K. ("Intermart") based in Tokyo, Japan. Intermart designs and sells memory card readers and adapters used primarily in digital photography and other digital media transfers. Total consideration paid was $7.7 million, with $4.9 million paid in cash and the balance paid through the issuance of 46,551 shares of SCM stock.

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

     In the second quarter of 1998, in connection with these acquisitions, SCM originally allocated approximately $5.9 million of the $26.2 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. In light of the Securities and Exchange Commission's interpretation of the accounting for acquired in-process research and development, as discussed in
Note 2 to the consolidated financial statements, during the fourth quarter of 1998 we revised the amount of purchase price allocated to in-process research and development relating to these acquisitions. Accordingly, our consolidated financial statements for the nine months ended September 30, 1998 were voluntarily restated to reduce the in-process research and development charge by $2.8 million and to increase goodwill by a like amount. ICS and Intermart had approximately ten projects in progress at the time of the acquisition including USB interface readers for CompactFlash, SmartMedia and now defunct mini-card media, higher speed digital media readers for CompactFlash, SmartMedia and mini-card formats, digital media readers redesigned for lower cost and complementary product compatibilities, and improved high-speed PC Card modems.

     The percentage completion of the projects at the time of acquisition were as follows:

USB readers (three projects)................................   50%
Higher speed readers (three projects).......................   90%
Lower cost/high compatibility readers (three projects)......   10%
High-speed PC Card modems (one project).....................   40%

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time. The fair value of the in-process research and development was allocated to the projects as follows (in thousands):

USB readers (three projects)................................  $  676
Higher speed readers (three projects).......................   1,468
Lower cost/high compatibility readers (three projects)......     256
High-speed PC Card modems (one project).....................     701
                                                              ------
                                                              $3,101
                                                              ======

     The revenue projection used to value the in-process research and development is based on unit sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for each of the in-process development projects were assumed to increase from product release through 2000, decline somewhat in 2001 and 2002, and decline significantly from 2003 and 2004. An insignificant amount of revenue is projected for the USB readers in 2005 through 2007, which is estimated to be the end of the in-process technology's economic life. Gross profit was assumed to be 45% for the USB products, 30% on the higher speed readers, and 40% on the higher compatibility products and the high-speed PC Card modems. The projected gross margins were based on estimated costs of revenues which primarily include printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on SCM's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for each of the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for franchise and technology leverage and return on other intangibles. A 30% discount rate, which represents a premium to SCM's cost of capital, was used to discount the net cash flows back to their present value. If these projects were not successfully developed, we would not have been able to realize the value assigned to the in-process research and development projects. All these projects had been completed or terminated at December 31, 2000.

  Shuttle

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

     In connection with the Shuttle merger, in the fourth quarter of 1998 we recorded nonrecurring charges totaling $9.7 million, consisting of $2.3 million of expenses for attorneys, accountants, financial printing, due diligence, filing fees and other regulatory costs; $5.2 million for accelerated amortization of goodwill resulting from its impairment due to product line and sales channel redundancies, and $2.2 million for impaired and redundant assets and personnel severance costs. Of this amount, $1.9 million was included in costs of revenues and the remainder included in operating expenses.

     As separate companies, total revenues and net loss for the individual entities were as follows (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Total revenue:
  SCM.......................................................    $64,755
  Shuttle...................................................     20,254
                                                                -------
                                                                $85,009
                                                                =======
Total net loss:
  SCM.......................................................    $(4,424)
  Shuttle...................................................       (549)
                                                                -------
                                                                $(4,973)
                                                                =======

  Dazzle Multimedia Inc.

     On June 30, 1999, we acquired a 51% interest in Dazzle Multimedia, Inc., a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, SCM had an investment in Dazzle totaling approximately $6.5 million consisting primarily of a $2.5 million convertible loan, a $0.2 million equity investment and accounts receivable of $3.8 million from Dazzle resulting from sales to Dazzle during 1998 and 1999 prior to the acquisition date.

     The 51% interest was acquired by SCM directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above and upon the exercise by SCM of a common stock warrant of $0.1 million. The warrant was originally issued by Dazzle in connection with the convertible loan financing transaction. Based on an independent valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.6 million (initial investment of $6.5 million plus $0.1 million warrant exercise) for a 51% stake in Dazzle, was reduced by an impairment charge of $0.6 million to reflect a fair value of $6.0 million. Included in other acquisition and restructuring charges is the $0.6 million impairment charge, $0.3 million of headcount termination costs and $0.3 million of other costs.

     At the date of the transaction, Dazzle had outstanding convertible notes, convertible preferred stock and stock options that were potentially dilutive securities. To the extent Dazzle issued additional common shares related to these potentially dilutive securities, SCM would receive an equivalent number of shares at no additional costs, to retain our 51% ownership interest.

     Effective January 1, 2000, SCM and Dazzle entered into an additional agreement related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its majority interest. Under this agreement, in connection with each Dazzle equity issuance, each time Dazzle issued additional capital stock SCM automatically purchased shares under similar terms to retain SCM's 51% ownership interest in Dazzle.

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by an independent valuation specialist to be approximately $0.9 million, and was expensed at the acquisition date. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Dazzle had two projects considered to be in-process technology at the time of the acquisition. These projects were for Dazzle's MPEG 1 and MPEG 2 products, both due for completion in the first quarter of 2000.

     The percentage completion of these projects at the time of acquisition were as follows:

MPEG 1......................................................   70%
MPEG 2......................................................   33%

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

     The revenue projection used to value the in-process research and development was based on units sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004. Gross profit was assumed to be 37% in 2000 and 40% from 2001 through 2004. The projected gross margins were based on estimated costs of revenues which primarily include printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on Dazzle's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. A 40% discount rate was used to discount the net cash flows back to their present value. If these projects had not been successfully developed, we would not have been able to realize the value assigned to the in-process research and development projects. Total costs incurred and estimated to complete both projects as of the acquisition date were approximately $1.9 million. As of December 31, 2000, all of these estimated costs had been incurred.

     In the third and fourth quarter of 2000, SCM acquired an additional 46.2% of Dazzle's outstanding common stock for $14.6 million in cash and 533,000 of SCM common stock valued at approximately $19.8 million at the acquisition. SCM also assumed Dazzle's stock option program resulting in an increase in goodwill of approximately $1.6 million. Legal costs were estimated at $0.1 million.

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by SCM's management to be approximately $2.1 million, and was expensed at the acquisition date. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Dazzle had four major projects considered to be in-process technology at the time of the acquisition. These projects were MovieStar, EmMe II, Mojave and My TV. EmMe II and Mojave had a planned January 2001 release while MovieStar and My TV had a planned March 2001 release.

     The percentage completion of these projects at the time of acquisition were as follows:

MovieStar...................................................   56%
EmMe II.....................................................   59%
Mojave......................................................   57%
My TV.......................................................   57%

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

     The revenue projection used to value the in-process research and development is based on units sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004 and, except for MovieStar DVC II, generate no revenue in 2005. Gross profit was assumed to be 48% in 2001, 49% in 2002, 50% in 2003 and 51% in 2004 for the highest priced products. Gross profit was assumed to be 30% in 2001, 31% in 2002 and 32% thereafter for the mid-tier priced products. For the lower priced products, gross profit was assumed to be 25% for all years projected. The projected gross margins were based on estimated costs of revenues which primarily include printed circuitry, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on Dazzle's experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and administrative expenses. Development costs are assumed to be applicable for 2001 only once technological feasibility has been achieved. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. A 24.5% to 31.5% discount rate was used to discount the net cash flows back to their present value based on the risks associated with each project. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. Total costs incurred as of the acquisition date for the MovieStar, EmMe, Mojave and My TV projects were approximately $350,000, $100,000, $316,000 and $75,000, respectively. Expenses to be incurred of $280,000, $70,000, $243,000 and $200,000, respectively, were estimated to complete the projects at the date of acquisition. As of December 31, 2000, MovieStar had incurred costs of approximately $472,000 and was 75% complete with an estimated $158,000 to finish. EmMe had incurred costs of approximately $153,000 and was 90% complete with an estimated $17,000 to finish. Mojave had incurred costs of approximately $503,000 and was 90% complete with an estimated $56,000 to finish. My TV had incurred costs of approximately $206,000 and was 75% complete with an estimated $69,000 to finish.

  Microtech International

     On June 27, 2000, SCM paid $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International, a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $1.0 million. Additional payments of up to $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain revenue and earnings goals to be measured for the last six months of 2000 and the first six months of 2001. The goals for the period ended December 31, 2000 were not met.

     Intangible assets from the acquisition approximated $17.7 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The intangible assets have a life of five years and are amortized on a straight-line basis.

  Personal Video Division of FAST Multimedia

     Effective July 1, 2000, Dazzle acquired the Personal Video Division ("PVD") of FAST Multimedia AG ("FAST"), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM's results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST's PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4.0 million in cash for the division. SCM common stock or cash of approximately $4.0 million could be issued to FAST if the PVD division meets certain financial performance criteria for the twelve months ended June 30, 2001.

     Intangible assets from the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $0.9 million were expensed in the third quarter of 2000. These intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to five years.

     At the time of the acquisition, the estimated aggregate fair value of PVD's research and development efforts that had not reached technological feasibility and had no alternative future uses was estimated to be approximately $0.9 million. This amount was expensed in the third quarter of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. PVD had three projects considered to be in-process technology at the time of the acquisition. These projects were DV.now AV, DV.twin and TV-Master. As of the date of acquisition, these projects were estimated to be 80%, 90% and 50% complete, respectively, and were completed in the fourth quarter of 2000.

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

     The revenue projection used to value the in-process technology was based on sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected revenues for the in-process technology projects were assumed to increase from product release to 2002 and to decline significantly in 2003 and 2004. Gross margins were projected to range from 42% for the remainder of 2000 to 40% for 2001 through to 2004. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on PVD's experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once technological feasibility was achieved. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 30% discount rate was used to discount the net cash flows back to their present value. If these projects were not successfully developed, we would not realize the value assigned to the in-process research and development projects. Total costs incurred for the DV.now AV project were approximately $125,000 as of the acquisition date with an anticipated $35,000 needed for completion. Total costs incurred for the DV.twin project were approximately $36,000 as of the acquisition date with an anticipated $5,000 needed for completion. Total costs incurred for the TV-Master product were approximately $120,000 as of the acquisition date. These projects were completed by December 31, 2000.

  2-Tel BV

     On September 28, 2000, SCM paid $4.1 million in cash and issued approximately 106,229 shares of our common stock, valued at $36.56 per share, to the shareholders of 2-Tel BV, a privately held company in the

Netherlands, in exchange for all of the outstanding share capital of 2-Tel. 2-Tel is a provider of hardware and software solutions for the chip and smart card-based electronic commerce applications. The transaction has been accounted for under the purchase method of accounting. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.3 million.

     Intangible assets from the acquisition approximated $8.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1.9 million were expensed in the last half of 2000. The intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

     At the time of the acquisition, the estimated aggregate fair value of 2-Tel's research and development efforts that had not reached technological feasibility and had no alternative future uses was approximately $1.9 million. This amount was expensed in the last half of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. 2-Tel had three projects considered to be in-process technology at the time of the acquisition. These projects were E-Gate 2000, Retail Application Terminal and the Transmobile Wallet. The E-Gate 2000 and Retail Application Terminal projects are due to be completed in the fourth quarter of 2000 while the Transmobile Wallet is scheduled for completion in the second quarter of 2001. As of the date of the acquisition, the percentage completion of these projects were estimated to be 79% for the E-Gate 2000, 81% for the Retail Application project and 31% for the Transmobile Wallet. As of December 31, 2000, the E-Gate and Retail Application projects were complete and the Transmobile Wallet was estimated to be 60% complete.

     The fair value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and the elapsed portion of the total project time.

     The revenue projection used to value the in-process technology was based on sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Since the projected debt-free cash flow for the E-Gate 2000 product was considered to be slightly negative, no in-process technology value was ascribed to this product. Projected revenues for the two remaining in-process technology projects were assumed to increase from product release to 2003 and to decline significantly in 2004 and 2005. Gross margins were projected to range from 62% in the first few years to 54% in 2004 and 2005 for the Retail Application Terminal and 41% in 2001 to 46% for the following years for the Transmobile Wallet. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on 2-Tel's experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 45% discount rate was used to discount the net cash flows back to their present value for the Retail Application Terminal while a 50% rate was used for the Transmobile Wallet. The higher rate for the Transmobile Wallet relates to the additional risk related to technological similarity to existing products and its stage of completion. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects. The calculated value of the in-process technology for the Retail Application Terminal was $1.7 million and $0.2 million for the Transmobile Wallet. Total costs incurred for the E-Gate 2000 project were approximately $360,000 as of the acquisition date with an anticipated $120,000 needed for completion. Total costs incurred for the Retail Application Terminal were approximately $324,000 as of the acquisition date with an anticipated $108,000 needed for completion. Total costs incurred for the Transmobile Wallet were approximately $180,000 as of the acquisition date with an anticipated $200,000 needed for completion. As of December 31, 2000, the E-Gate and Retail Application Terminal projects were complete and an additional $200,000 was anticipated to complete the Transmobile Wallet project.

RESULTS OF OPERATIONS

     The following table sets forth certain items from SCM's consolidated statement of operations as a percentage of total revenue for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net revenue:
  Digital TV and Video Products.............................   50.0%     36.6%     31.0%
  PC Security Products......................................   10.2      15.0      21.9
  Digital Media and Connectivity Products...................   39.8      48.4      47.1
                                                              -----     -----     -----
          Total net revenue.................................  100.0     100.0     100.0
Cost of revenue.............................................   66.4      64.9      67.2
                                                              -----     -----     -----
Gross profit................................................   33.6      35.1      32.8
Operating expenses:
  Research and development..................................    8.6       7.0       7.5
  Selling and marketing.....................................   14.8      10.5      10.5
  General and administrative................................   12.1       8.8      10.4
  Amortization of goodwill and intangibles..................    3.5       1.0       0.5
  In-process research and development.......................    3.1       0.7       3.6
  Impairment of goodwill....................................     --        --       6.1
  Other acquisition and restructuring charges...............    0.4       0.9       3.7
                                                              -----     -----     -----
          Total operating expenses..........................   42.5      28.9      42.3
                                                              -----     -----     -----
Income (loss) from operations...............................   (8.9)      6.2      (9.5)
Interest income, net........................................    3.8       5.0       6.8
Foreign currency transaction gains and other income.........    1.2       0.2       0.2
                                                              -----     -----     -----
Income (loss) before income taxes and minority interest in
  earnings..................................................   (3.9)     11.4      (2.5)
Benefit (provision) for income taxes........................    0.7      (3.8)     (3.3)
Minority interest in (loss) earnings of consolidated
  subsidiaries..............................................    0.2      (0.4)       --
                                                              -----     -----     -----
Net income (loss)...........................................   (3.0)%     7.2%     (5.8)%
                                                              =====     =====     =====

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the twelve months ended December 31, 2000 was $157.8 million compared to $127.3 million in 1999, an increase of 24%. The increase in revenue in 2000 over 1999 was due primarily to increased shipments of our digital TV and video products, offset by decreased sales of our PC security products. Revenues from digital TV and video products were $78.9 million in 2000 compared with sales of $46.4 million in 1999. Increases in our digital TV revenues primarily consisted of increased shipments of our conditional access modules for digital television broadcasts in Europe. Increases in our digital video revenues were driven by increased demand for our Dazzle branded products worldwide. Revenues from Dazzle branded digital video products have been consolidated in SCM's results since we took a majority interest in Dazzle Multimedia on June 30, 1999. No Dazzle product sales were included in the first six months of 1999. Revenues from our PC security products were $16.0 million in 2000 compared with $19.2 million in 1999. This decrease was primarily due to reduced demand from the U.S. government for our legacy SwapBox products in the last three quarters of 2000.

     For all product groups, average unit prices remained relatively stable, and increases in net revenue were due to increased volume shipments. We expect that quarterly revenues will continue to be higher in the second half of the year than the first half based on the purchasing patterns of our OEM and retail customers.

     Gross Profit. Gross profit for 2000 was $53.0 million, or 34% of total net revenue, compared to $44.7 million, or 35% in 1999. The increase in gross profit in absolute dollars for the year was due to our increase in net revenue. The decrease in gross profit as a percentage of net revenue from the 1999 level was due to lower unit gross margins in all SCM's divisions, caused primarily by a shift in product mix within those divisions. In the fourth quarter, gross profit was impacted by higher than expected sales of some older Dazzle digital video products that carried lower margins, made lower still by a rebate program with higher than anticipated participation. Digital media and connectivity margins in 1999 also included a $1.1 million charge resulting from the write down of excess inventory in that division and costs associated with the ramp up of production of certain digital media and connectivity products in the second quarter of 1999. The write down of inventory resulted from a review of SCM's products in the digital media and connectivity division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in SCM's product lines. SCM's gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development, and to a lesser degree, software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For 2000, research and development expenses were $13.5 million, compared with $8.9 million in 1999, an increase of 52%. As a percentage of total net revenue, research and development expenses were 9% in 2000 compared to 7% for 1999. The increase in absolute amounts in 2000 was primarily due to increased engineering headcount and related product development costs at SCM's development centers in France and India, and due to research and development expenses of Dazzle Multimedia, in which we acquired a majority stake in June of 1999. Personnel related expenses increased by $3.4 million and prototype expenses increased by $0.6 million in 2000 compared with 1999. Research and development expenses in 2000 also included $0.5 million in stock-based compensation expenses related to the assumption of Dazzle's stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000. We believe that the absolute amount of research and development expenses in 2001 will be higher than in 2000 due to projected increases in personnel involved in our new product development and customer projects, and that such expenses will fluctuate as a percentage of total net revenue.

     Selling and Marketing. Sales and marketing expenses consist primarily of employee compensation as well as advertising and other marketing costs. Sales and marketing expenses for 2000 were $23.4 million, or 15% of revenue, compared with $13.3 million in 1999, or 11% of revenue, an increase of 75%. The increase in absolute amounts in 2000 included an increase of $4.6 million in marketing program costs associated with the retail sales strategy of Dazzle and Microtech and increases in personnel related expenses including sales headcount and sales personnel compensation expenses in SCM's U.S. and European offices of $ 3.4 million. Also, sales commissions and travel increased by $0.7 million and $0.4 million, respectively, in 2000 compared to 1999 levels. Sales and marketing expenses in 2000 also included $0.4 million in stock-based compensation expenses related to the assumption of Dazzle's stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000. Sales and marketing expenses in 2001 are expected to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM's administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2000, general and administrative expenses were $19.1 million, an increase of 69% compared with $11.3 million in 1999, representing 12% and 9% of total net revenue for 2000 and 1999, respectively. These increases in absolute amounts were primarily due to an increase in personnel related expenses of $1.2 million to support higher levels of business activities; contract termination, dispute resolution settlement and legal costs in the fourth quarter of 2000 of approximately $5.0 million; an increase in travel costs of $0.4 million; and an increase in rent expense of $0.4 million. General and administrative expenses in 2000 also included $0.8 million in stock-based compensation expenses related to the assumption of Dazzle's stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000. These increases in 2000 compared to 1999 were offset by a $2.0 million non-recurring allowance for doubtful accounts recorded in 1999 as a result of cash flow difficulties experienced by one of our customers. An initial provision of $2.3 million for bad debt from this customer was made in December 1998. The customer continued to trade during the first quarter of 1999. During the second quarter of 1999, the customer filed bankruptcy. As of December 31, 1999 all outstanding balances due from this customer had been written off. We believe the headcount-driven component of our general and administrative expenses in 2001 will increase in absolute amount over 2000 levels due primarily to compensation increases to existing employees and increases in headcount to support increased levels of business activity. We expect such costs will fluctuate as a percentage of total net revenue.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 2000 was $5.5 million, compared with $1.3 million in 1999. The increase of $4.2 million in intangible asset amortization resulted from our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle's acquisition of FAST's Personal Video Division.

     In-Process Research and Development. In-process research and development costs of $4.9 million in 2000 were included in SCM's results as one-time charges for write-off of development efforts that had not yet reached technological feasibility within our recently acquired companies and had no alternative future uses as of the various acquisition dates. Of these expenses, $0.9 million related to the acquisition of FAST's Personal Video Division, approximately $1.9 million related to the acquisition of 2-Tel, and approximately $2.1 million related to the acquisition of the minority interest of Dazzle. These amounts were determined by independent appraisals. The $0.9 million recorded in 1999 related to our purchase of 51% of Dazzle's outstanding stock in the second quarter of 1999.

     Other Acquisition and Restructuring Charges. SCM recorded other acquisition and restructuring charges of $0.7 million in 2000 for the relocation and closure of certain SCM facilities and asset write-offs associated with those moves. In 1999, in connection with the acquisition of a majority interest in Dazzle Multimedia, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition, headcount termination costs of $0.3 million and legal and other costs of $0.3 million.

     Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 2000, interest income, net was $5.9 million, compared to $6.4 million in 1999. Lower average investable cash balances in 2000 resulted in the decrease in interest income, net in 2000 compared to 1999. We expect continued investment of cash balances to generate future net investment income in 2001.

     Foreign Currency Transaction Gains and Other Income. Foreign currency transaction gains were $1.6 million in 2000 compared to $0.3 million in 1999. These foreign currency transaction gains were primarily from gains in Germany/France ($0.8 million) and Singapore ($0.8 million) being partially offset by losses in the U.S. ($0.5 million) and other subsidiaries. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Other income in 2000 included a gain on the sale of Impleo of approximately $0.4 million offset by other expenses of $0.1 million. There was no other income in 1999.

     Income Taxes. The benefit from income taxes was $1.0 million in 2000, or a 17% benefit compared to a tax provision with a federal statutory rate of 34%. This benefit resulted principally from net losses generated in the United States which were partially offset by taxable income generated in foreign jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization of intangibles and goodwill and in-process research and development. As of December 31, 2000, SCM had net operating loss carryforwards of approximately $38.4 million and $11.2 million for U.S. federal and California state income tax purposes, respectively, and approximately $0.6 million of net operating loss carryforwards available to offset taxable income in Japan.

     Minority Interest. The minority interest of $0.4 million in 2000 and $(0.6) million in 1999 reflects the proportion of losses and profits from Dazzle Multimedia that are attributable to the minority shareholders of Dazzle.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the twelve months ended December 31, 1999 was $127.3 million compared to $85.0 million in 1998, an increase of 50%. The increase in revenues in 1999 over 1998 was due primarily to increased shipments of SCM's digital TV products of $16.0 million, which include revenues to third parties from the acquisition of a majority interest in Dazzle Multimedia as of June 30, 1999, and an increase in shipments of our digital media and connectivity products of $26.1 million. The main contributor to increases in shipments of digital media and connectivity products was shipments of digital media readers for digital camera and digital music applications. Sales of our PC security products remained relatively flat at $19.2 million in 1999 compared to $19.1 million in 1998. For all product groups, average unit prices remained relatively stable, and increases in net revenue were due to increased volume shipments.

     Gross Profit. Gross profit for 1999 was $44.7 million, or 35% of total net revenue, compared to $27.9 million, or 33% in 1998. The increase in gross profit in absolute dollars for the year was due to our increase in net revenue. The increase in gross profit as a percentage of net revenue from the 1998 level was due to improved unit gross margins in all SCM's divisions caused by increased sales of development contracts and test tools in the Digital TV and Video and PC Security divisions, and lower unit costs with stable average selling prices for certain high volume products in the Digital Media and Connectivity division.

     Research and Development. Research and development expenses consist primarily of employee compensation and prototype expenses. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For 1999, research and development expenses were $8.9 million, compared with $6.4 million in 1998, an increase of 40%. As a percentage of total net revenue, research and development expenses were 7% in 1999 compared to 8% for 1998. The increase in absolute amounts in 1999 was primarily due to increased engineering headcount and related product development costs at SCM's development centers in France and India, and due to research and development expenses of Dazzle Multimedia, in which we acquired a majority stake in June of 1999.

     Selling and Marketing. Sales and marketing expenses consist primarily of employee compensation as well as trade show and other marketing costs. Sales and marketing expenses for 1999 were $13.3 million, or 10% of revenue, compared with $8.9 million in 1998, or 11% of revenue, an increase of 50%. The increase in absolute amounts in 1999 was primarily due to increased sales headcount and sales personnel compensation expenses in SCM's U.S. and European offices, increased trade show expenses, and sales and marketing costs of Dazzle Multimedia, including personnel, trade show and collateral material costs.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, third-party administrative services costs such as legal, auditing and other consulting fees and charges for allowances for doubtful accounts receivable. For 1999, general and administrative expenses were $11.3 million, an increase of 28% compared with $8.8 million in 1998, representing 9% and 11% of total net revenue for 1999 and 1998, respectively. These increases in absolute amounts were primarily due to increases in administrative headcount in the company's U.S., UK and German offices to support higher levels of business activities.

     In the second quarter of 1999, SCM recorded a non-recurring allowance for doubtful accounts totaling $2.0 million as a result of cash flow difficulties experienced by one of our customers. An initial provision of $2.3 million for bad debt from this customer was made in December 1998. The customer continued to trade during the first quarter of 1999. During the second quarter of 1999, the customer filed bankruptcy. As of December 31, 1999 all outstanding balances due from this customer had been written off.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 1999 was $1.3 million, compared with $0.5 million in 1998. The increase of $0.8 million in intangible asset amortization resulted from the acquisition of a majority interest in Dazzle Multimedia.

     In-Process Research and Development. The aggregate fair value of Dazzle Multimedia's research and development efforts that had not reached technological feasibility as of the date of acquisition and had no alternative future uses was determined by independent appraisal to be approximately $0.9 million, and was expensed at the date of the acquisition.

     Other Acquisition and Restructuring Charges. In connection with the acquisition of a majority interest in Dazzle Multimedia, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition, headcount termination costs of $0.3 million and legal and other costs of $0.3 million.

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

     Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 1999, interest income and other, net, was $6.4 million, compared to $5.8 million in 1998. Higher average investable cash balances in 1999 and minimal debt service requirements resulted in the increase in interest income, net in 1999 over 1998.

     Income Taxes. The provision for income taxes was $4.8 million in 1999 resulting principally from tax liabilities associated with domestic and foreign operations of SCM. The increase in the provision over 1998 is due to higher taxable income in 1999.

     Minority Interest. The minority interest of $0.6 million reflects the proportion of profits from Dazzle Multimedia from June 30, 1999 through December 31, 1999 that are attributable to the minority shareholders of Dazzle.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, SCM's working capital was $123.7 million. Working capital decreased in 2000 by approximately $26.7 million, primarily because the increase of accounts receivable of $22.7 million and inventory of $20.9 million was more than offset by a decrease of cash, cash equivalents and short-term securities of $58.5 million and an increase in accounts payable of $9.5 million.

     In 2000, cash and cash equivalents decreased by $12.0 million primarily due to cash used in operating activities of $21.9 million being offset by increases in cash from investing activities of $5.5 million and cash provided by financing activities of $6.2 million. The use of cash in operating activities primarily resulted from a net loss of $4.7 million and an increase in deferred income taxes of $1.0 million, accounts receivable of $22.2 million and inventory of $18.3 million being only partially offset by the adding back of depreciation and amortization of $8.3 million, in-process research and development of $4.9 million, the issuance of stock for a contract cancellation of $1.2 million and an increase in accounts payable of $6.2 million. The increase of cash from investing activities of $5.5 million consisted primarily of net proceeds of short-term investments of $46.8 million being partially offset by purchases of long-term investments of $3.4 million, capital expenditures of $7.0 million and $31.4 million used to purchase Dazzle, Microtech, 2-Tell and FAST's PVD. Cash provided by financing activities was $6.2 million consisted primarily of proceeds for the issuance of equity securities of $10.7 million was partially offsetting by payment of debt of $4.5 million.

     In 1999, cash and cash equivalents decreased by $1.5 million primarily due to cash used in investing activities of $6.8 million being offset by increases in cash from operations of $2.0 million and proceeds of stock exercises of $3.6 million. The decrease of cash from investing activities of $6.8 million consisted primarily of net proceeds of short-term investments of $2.9 million, and net cash received from businesses acquired of

$0.8 million that were offset by purchases of long-term investments of $6.0 million and capital expenditures of $4.4 million. The increase of cash from operations of $2.0 million resulted primarily from income of $9.1 million, an adjustment for the non-cash effect of depreciation and amortization of $3.2 million and increases in income taxes payable of $0.6 million, accruals of $1.9 million and accounts payable of $1.7 million being only partially offset by an increase in accounts receivable of $10.3 million and prepaid expenses of $3.0 million.

     SCM has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3.0 million (approximately $1.4 million as of December 31, 2000). Both lines have no expiration dates. The German lines of credit bear interest at rates ranging from 7.5% to 10.0%, and borrowings under these lines of credit are unsecured. We have an unsecured line of credit in France of FF 2.0 million (approximately $0.3 million as of December 31, 2000) which bears interest at 5.59% and expires in August 2001. In the United States, we have an unsecured $3.0 million line of credit which bears interest at 8.5% and expires in May 2001. In addition, we have a Singapore $1.2 million (approximately $0.7 million as of December 31, 2000) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 7.5%. Our Japanese subsidiary also has a 67 million yen (approximately $0.6 million as of December 31, 2000) line of credit with no expiration date. The Japanese line has an interest rate of 1.75% and is secured by a 67 million yen deposit. There were no amounts outstanding under any of these credit facilities as of December 31, 2000 and 1999.

     We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2001. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

     After considering one-time charges, we have a history of losses with an accumulated deficit of $6.1 million as of December 31, 2000. Although we were profitable for each quarter during the year ended December 31, 2000 (before one time items), we may be unable to sustain profitability on an annual or quarterly basis in the future.

OUR QUARTERLY OPERATING RESULTS WILL LIKELY FLUCTUATE.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

     - the timing and amount of orders we receive from our customers which, in the case of our consumer products and products sold to the government, may be tied to seasonal demand or budgetary cycles;

     - cancellations or delays of customer product orders, or the loss of a significant customer;

     - our backlog and inventory levels;

     - our customer and distributor inventory levels and product returns;

     - new product announcements or introductions by us or our competitors;

     - our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

     - the sales volume, product configuration and mix of products that we sell;

     - our success in expanding our sales and marketing organization and programs;

     - technological changes in the market for our products;

     - increased competition or reductions in the average selling prices that we are able to charge;

     - fluctuations in the value of foreign currencies against the U.S. dollar;

     - the timing and amount of marketing and research and development expenditures;

     - our investment experience related to our strategic minority equity investments;

     - costs related to events such as acquisitions, litigation and write-off of investments; and

     - general business and economic conditions in our markets.

     Due to these and other factors, our revenues may not increase or remain at their current levels. In addition, because a high percentage of our operating expenses are fixed, a small variation in our revenue can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.

THE TIMING AND AMOUNT OF OUR REVENUES ARE SUBJECT TO A NUMBER OF FACTORS THAT MAKE IT DIFFICULT TO ESTIMATE OPERATING RESULTS PRIOR TO THE END OF A QUARTER.

     We do not typically maintain a significant level of backlog. As a result, revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers, including distributors of our consumer products, have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues more difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

OUR LISTING ON THE NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE IN ADDITION TO OUR LISTING ON THE NASDAQ NATIONAL MARKET EXPOSES OUR STOCK PRICE TO ADDITIONAL RISKS OF FLUCTUATION.

     Our common stock experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors which would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the U.S. to events such as acquisitions, one-time charges, lower than expected revenue or earning announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. In addition, European market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO REMAIN VOLATILE.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from March 22, 2000 to March 22, 2001, the reported last sale price for our common stock on the Nasdaq market ranged from $15.75 to $111.88 per share. Volatility in our stock price may result from a number of factors, including:

     - variations in our or our competitors' financial and/or operational results;

     - comments and forecasts by securities analysts;

     - expected or announced relationships with other companies;

     - any loss of key management;

     - announcements of technological innovations or new products by us or our competition;

     - litigation developments; and

     - general market downturns.

     In addition, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

OUR SALES ARE DEPENDENT ON SEVERAL EMERGING MARKETS, WHICH MAY NOT DEVELOP.

     We sell our products primarily to emerging markets which have not yet reached a stage of mass adoption or deployment. If demand for products in the Digital TV, Digital Video, PC Security and/or Digital Media Transfer markets does not develop and grow sufficiently, our revenues and profit margins could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors including:

     - the slow pace and uncertainty of country-by-country adoption in Europe of the DVB-CI standard for conditional access modules such as ours;

     - the strength of entrenched security and set-top receiver suppliers in the U.S. who may resist the opening of the U.S. digital television market to greater competition through the use of removable conditional access modules such as ours;

     - the ability of financial institutions and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours;

     - the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for readers that enable rapid transfer of large amounts of data such as ours; and

     - general economic conditions.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND MEET THE NEEDS OF OUR TARGET MARKETS AND CUSTOMERS.

     The markets for our Digital TV, Digital Video, PC Security and Digital Media Transfer products are characterized by rapidly changing technology. Our customers' needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology or the adoption of new industry standards could render our existing products obsolete and unmarketable. Therefore, our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards.

     For example, in the Digital TV market, our products provide a means of controlling access to digital television broadcasts. We are currently developing, with Microsoft, technology that will allow software-based entertainment set-top boxes to access premium digital television broadcasts. If we are not successful in making this technology highly reliable and easy to implement, we may not be able to sell it to potential customers such as consumer electronics companies or broadcasters.

     In the PC Security market, our SmartReady, SmartSecure, SmartTrust and SmartRetail product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by financial institutions, the U.S. government, corporations and other large organizations, in advance of anticipated security-oriented applications. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard. In this case, demand for our readers will not grow. In addition, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

     Because we operate in markets for which industry-wide standards have not yet emerged, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. If any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR CUSTOMERS MAY PURCHASE PRODUCTS FROM OUR COMPETITORS.

     The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the market for digital data security and connectivity products include:

     - the extent to which products support existing industry standards and provide interoperability;

     - technical features;

     - ease of use;

     - quality and reliability;

     - level of security;

     - brand name, particularly in retail channels;

     - strength of distribution channels; and

     - price.

     We believe that competition in our markets is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

     - Pinnacle in digital video capture and conversion products;

     - ActionTec, Carry Computer Engineering and Greystone in PC Card adapters;

     - Advanced Card Systems and O2 Micro in smart card interface chips;

     - Advanced Card Systems, Gemplus, Infineer, Litronic, PubliCard and Towitoko in smart card readers and universal smart card reader interfaces; and

     - Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media and connectivity.

     We also experience indirect competition from some of our customers who sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital information security products. In addition, the market for digital data security, access control and connectivity products may ultimately include technological solutions other than ours.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share.

WE FACE RISKS RELATED TO OUR INCREASED DEPENDENCE ON A RETAIL DISTRIBUTION
MODEL.

     Historically, we sold substantially all our products directly to OEM customers. Following our acquisition of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products directly to the retail channel. Direct retail distribution is a relatively new model for us and we face additional risks and requirements including:

     - generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

     - the need to develop, and the related marketing expense of developing brand recognition for our products including our Dazzle and Microtech branded products;

     - the need to protect the reputation of our brands for quality and value;
       and

     - the need to successfully and cost-effectively develop new retail distribution channels for these products.

     We are contractually obligated to accept returned products from our distributors and OEM customers only on a limited basis. However, if consumer demand is less than anticipated our distributors and OEMs may seek to return products to us. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced very limited product returns to date, returns may increase in the future.

     Our retail distributors may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by us and our competitors over which we have no control and which we cannot predict. Our distributor agreements are generally nonexclusive and may be terminated by either party without cause. Certain distributors have experienced financial difficulties in the past. Distributors that account for significant sales of our consumer products may experience financial difficulties in the future, which could lead to reduced sales or write-offs.

WE HAVE GLOBAL OPERATIONS WHICH REQUIRE SIGNIFICANT MANAGERIAL AND ADMINISTRATIVE RESOURCES.

     Operating in diverse geographic locations imposes significant burdens on our managerial resources. In particular our management must divert a significant amount of time and energy to manage employees and contractors from diverse cultural backgrounds and who speak different languages, manage different product lines for different markets, manage our supply and distribution channels across different countries and business practices, and coordinate these efforts to produce an integrated business effort, focus and vision. In addition, we are subject to the difficulties associated with operating in a number of time zones which may subject us to additional unforeseen difficulties or logistical barriers. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. In the future we may have to exert managerial resources and implement new systems which may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES.

     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 48%, 52%, and 62% of our revenues for the years ended December 31, 2000, 1999, and 1998, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

     - foreign currency exchange rate changes, especially since we do not currently engage in hedging activities with respect to our foreign currency exposure;

     - tariffs and other trade barriers, including import and export restrictions;

     - potential adverse tax consequences;

     - political or economic instability;

     - compliance with foreign laws;

     - difficulties in protecting intellectual property rights in foreign countries; and

     - transportation delays and interruptions.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

     Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $157.8 million in 2000. We have expanded our business from the PC Security market to include the Digital TV, Digital Video and Digital Media Transfer markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 549 as of December 31, 2000.

     Our growth and our growth plans have placed and are likely to continue to place a significant burden on our operating and financial systems and increase responsibility for senior management and other personnel. Our existing management or any new members of management may not be able to improve our existing systems and controls or implement new systems and controls in response to our anticipated growth.

OUR OEM CUSTOMERS MAY DEVELOP TECHNOLOGY SIMILAR TO OURS, RESULTING IN A REDUCTION IN RELATED CUSTOMER PURCHASES AND DIRECT COMPETITION FROM THESE CUSTOMERS.

     We sell our products to many original equipment manufacturers who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in both a loss of sales to those customers as well as increased competition for our products in the marketplace. For example, SanDisk Corporation purchases various Digital Media Transfer products from us and markets them under the SanDisk brand. Recently, SanDisk developed a Digital Media Transfer product of its own and has begun marketing it. In future periods, SanDisk may significantly reduce or eliminate its purchases of our Digital Media Transfer products, decreasing our revenues. In addition, SanDisk may market its competing products to other potential customers.

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

     Our business and operating results reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Video and

Digital Media Transfer products. Because the market for consumer products is stronger in the second half of the year, we expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period.

WE FACE RISKS ASSOCIATED WITH OUR PAST AND FUTURE ACQUISITIONS.

     A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. In 2000, we completed four acquisitions:

     - Microtech in June 2000;

     - 2-Tel B.V. in September 2000;

     - Dazzle Multimedia in December 2000, by acquiring substantially all of the outstanding minority interest; and

     - the Personal Video Division of FAST Multimedia in July 2000, an acquisition completed through Dazzle Multimedia.

     The integration of the business and operations of any past or future acquisition is a complex, time consuming and expensive process. In order to successfully integrate any acquisition, we must, among other things, successfully:

     - attract and retain key management and other personnel;

     - integrate, both from an engineering and a sales and marketing perspective, the acquired products into our product offerings;

     - coordinate research and development efforts;

     - integrate sales forces; and

     - consolidate duplicate facilities.

     Past and future acquisitions may disrupt ongoing operations, divert management from day-to-day business and adversely impact our results of operations. In addition, these types of transactions often result in charges to earnings for such things as transaction expenses, amortization of goodwill, or expensing of in-process research and development. Our available cash and our securities may be used to buy or invest in companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company's liabilities, including liabilities that are unknown at the time of acquisition. We may be unable to complete any given acquisition which may limit our future revenues.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE NON-RECURRING CHARGES AS A RESULT OF PAST ACQUISITIONS.

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

WE COULD LOSE MONEY AND OUR STOCK PRICE COULD DECREASE AS A RESULT OF OUR STRATEGIC INVESTMENTS.

     We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we may not realize the expected benefits of these transactions. We may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments, or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments.

OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, certain of our executive officers are subject to one-year non-compete agreements. Non-compete agreements are, however, generally difficult to enforce. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them, including those individuals that are subject to non-compete agreements.

     We believe that our future success will depend in large part on our continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and we may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future.

WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD
PARTIES.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are protected under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. For example, our SmartOS and SmartReady trademarks are registered in the United States. We continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other United States and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Because many of our products are sold and a portion of our business is conducted overseas, primarily in Europe, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate.

WE MAY FACE CLAIMS OF INFRINGEMENT OF THE INTELLECTUAL RIGHTS OF THIRD PARTIES, WHICH COULD SUBJECT US TO COSTLY LITIGATION, SUPPLIER AND CUSTOMER INDEMNIFICATION CLAIMS AND THE POSSIBLE RESTRICTION ON THE USE OF OUR INTELLECTUAL PROPERTY.

     We have from time to time received claims that we are infringing upon third parties' intellectual property rights. Our suppliers and customers may also receive similar claims. We have historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney's fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third party claims for patent infringement.

     As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or enter into royalty or licensing agreements. If we are unable to modify our products or obtain a license on commercially reasonable terms, or at all, a competitor of ours or a claimant against us or our customers may stop us or our customers from selling the allegedly infringing products.

     If we decide to incorporate third party technology into our products or if we are found to infringe on others' intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all.

OUR PRODUCTS MAY HAVE DEFECTS, WHICH COULD DAMAGE OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, CAUSE US TO LOSE CUSTOMERS AND REVENUE, AND RESULT IN LIABILITY TO US.

     Highly complex products such as our Digital Video hardware and software solutions may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement costs. These potential problems might also result in claims against us by our customers or others.

WE MAY FACE CLAIMS BASED ON PRODUCT LIABILITY THAT WOULD SUBJECT US TO COSTLY LITIGATION AND DECREASED PRODUCT DEMAND.

     Customers rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Although we place warranty disclaimers and liability limitation clauses in our sales agreements and maintain product liability insurance, these measures may be ineffective in limiting our liability. Liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market's perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

A SIGNIFICANT PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF ONE OF MORE OF THESE CUSTOMERS COULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

     Our products are generally targeted at OEM consumer electronics, computer, digital appliance, digital media and conditional access system customers. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 37% of our total net revenues in 2000, with no customer accounting for 10% or more of our revenues. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLE COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     When we obtain a new OEM customer or retail distributor, our initial sales to that customer usually take six to nine months. During this sales cycle, we may expend substantial financial resources and our management's time and effort with no assurance that a sale will ultimately result. The length of a new customer's sales cycle depends on a number of factors that we may not be able to control. These factors include the customer's product and technical requirements and the level of competition we face for that customer's business. Any delays in the sales cycle for new customers would limit our receipt of new revenue and might cause us to expend more resources to obtain new customer wins.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS CANNOT MEET PRODUCTION REQUIREMENTS.

     Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, we have shifted volume production of many of our product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd. In addition, we utilize contract manufacturers in Europe and Asia. Foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability. If we or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

     We design and manufacture new products and technologies to address emerging markets that are early in their life cycles. In many cases our products are the first of their kind to address the evolving business requirements of our customers. While we perform initial beta testing on all our products, in certain cases we are unable to test the efficacy of the design or functionality of our products for mass production. If we are successful in securing large contracts for our products, we cannot be certain that we will be able to produce them in sufficient quantities and that they will meet customer specifications.

WE HAVE A LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS.

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently purchase ASICs for our Digital TV modules exclusively from TEMIC, Philips and Atmel, smart card connectors exclusively from ITT Canon and another supplier and DTV/SwapSmart mechanical components exclusively from Stocko. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

FACTORS BEYOND OUR CONTROL COULD DISRUPT OUR OPERATIONS AND INCREASE OUR
EXPENSES.

     We face a number of potential business interruption risks that are beyond our control. The State of California has recently experienced intermittent power shortages, sharp increases in the cost of energy and even interruptions of service to some business customers. If power shortages continue to be a problem our business may be materially adversely effected. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters is located near a major earthquake fault. The impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented; however there is no guarantee that an earthquake would not seriously disturb our entire business process.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCIES

     SCM Microsystems transacts business in various foreign currencies, primarily in certain European countries, the United Kingdom, Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

     SCM's foreign currency transactions gains or losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

     A 10% adverse change in the U.S. dollar compared to the Company's other functional currency would have had an effect of $1.1 million on its 2000 net income.

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

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria we have established, our exposure to market and credit risk is not expected to be material.

     At December 31, 2000, we had $33.7 million in cash and cash equivalents, and $33.2 million in short-term investments. Based on our cash, cash equivalents and short-term investments at December 31, 2000, a hypothetical 10% increase/decrease in interest rates would increase/decrease our interest income and cash flows by approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages F-1 through F-28 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

     1. Financial Statements

        The following Consolidated Financial Statements and Independent Auditors' Reports are incorporated by reference to pages F-1 through F-28 of this Form 10-K.

        The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2000, together with the notes thereto.

        The reports of Deloitte & Touche LLP and KPMG LLP, independent auditors, dated February 27, 2001 and February 23, 1999, respectively.

     2.Financial Statement Schedules

       The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT                              ADDITIONS     BALANCE AT
                                             BEGINNING OF                                FROM         END OF
              CLASSIFICATION                    PERIOD      ADDITIONS   DEDUCTIONS   ACQUISITION*     PERIOD
              --------------                 ------------   ---------   ----------   ------------   ----------
Accounts receivable allowances
  Year ended December 31, 1998.............     $  190       $2,606       $   --        $   --        $2,796
  Year ended December 31, 1999.............      2,796        2,867        4,669         1,839         2,833
  Year ended December 31, 2000.............      2,833        1,205          589           251         3,700
Warranty accrual
  Year ended December 31, 1998.............     $  101       $    5       $   --        $   --        $  106
  Year ended December 31, 1999.............        106          768           24            --           850
  Year ended December 31, 2000.............        850          237          558           166           695

---------------
* Represents additional allowances from the Microtech and 2-Tel acquisition in 2000 and the Dazzle acquisition in 1999.

     3. Exhibits

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     3.1*     Fourth Amended and Restated Certificate of Incorporation.
     3.2*     Bylaws, as amended, of Registrant.
     4.1*     Form of Registrant's Common Stock Certificate.
     9.1*     Form of Director and Officer Indemnification Agreement.
     9.2*     1997 Stock Plan.
    10.1*     1997 Employee Stock Purchase Plan.
    10.2*     1997 Director Option Plan.
    10.3*     1997 Stock Option Plan for French Employees.
    10.4*     1997 Employee Stock Purchase Plan for Non-U.S. Employees.
    10.5***   2000 Non-statutory Stock Option Plan.
    10.6***   LA Vision, Inc. 1997 Option Plan.
    10.7***   Dazzle Multimedia, Inc. 1998 Stock Plan.
    10.8***   Dazzle Multimedia, Inc. 2000 Stock Option Plan.
    10.9**    Revolving Credit Loan and Security Agreement, dated
              September 26, 1997, between Registrant and Comerica Bank.
    10.10*    Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
    10.11*    Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
    10.12*    Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
    10.13*    Sublease Agreement, dated December 17, 1996, between
              Intermart Systems, Inc. and Registrant.
    10.14     Sublease Agreement, dated March 15, 2000 between Dazzle
              Multimedia, Inc. and Zitec Corporation.
    10.15     Sublease Agreement, dated December 14, 2000, between
              Microtech International and Golden Goose LLC.
    10.16*    Amended and Restated Stockholders' Agreement, dated April
              11, 1997, between Registrant and certain investors.
    10.17*    Form of Employment Agreement between SCM GmbH and Messrs.
              Schneider and Meier.
    10.18*+   Commitment Instrument, dated August 7, 1996, among France
              Telecom, Matra Communication, Registrant and Matra MHS.
    10.19*+   Teaming Agreement, dated October 6, 1995, between
              Temic/Matra MHS, Matra Communication and Registrant.
    10.20*+   Development Agreement, dated March 6, 1997, between Intel
              Corporation and Registrant.
    10.21*+   Technology Development and License Agreement, dated
              September 27, 1996, between Registrant and Sun Microsystems,
              Inc.
    10.22*    Cooperation Contract, dated March 25, 1996, between
              Registrant and Stocko Metallwarenfabriken Henkels und Sohn
              GmbH & Co.
    10.23*+   Development and Supply Agreement, dated October 9, 1996,
              between BetaDigital Gesellschaft fur digitale Fernsehdienste
              GmbH and Registrant.
    10.24*    Framework Contract, dated December 23, 1996, between Siemens
              Nixdorf Informationssysteme AG and Registrant.
    10.25*    B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
    10.26*    Technology Option Agreement, dated January 31, 1997, between
              Wolfgang Neifer and Registrant.
    10.27*+   Development and Supply Agreement, dated May 15, 1997,
              between Telenor Conax and Registrant.
    10.28*+   Manufacturer's Sales Representative Agreement, dated
              December 8, 1994, between Registrant and AGM.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10.29*    License Agreement, dated September 5, 1997, between the
              Registrant and Gemplus.
    10.30*    Warrant Issuance and Common Stock Agreement, dated September
              5, 1997, between the Registrant and Gemplus.
    10.31*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.32*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.33*    Waiver and Amendment to Amended and Restated Stockholders'
              Agreement dated September 5, 1997.
    21.1*     Subsidiaries of the Registrant.
    23.1      Consent of Deloitte & Touche LLP, Independent Auditors.
    23.2      Consent of KPMG LLP, Independent Auditors.

---------------
  * Filed previously as an exhibit to SCM's Registration Statement on Form S-1 (See SEC File No. 333-29073).

 ** Filed previously as an exhibit to SCM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See SEC File No. 000-22689).

*** Filed previously as an exhibit to SCM's Registration Statement on Form S-8
    (See SEC File No. 333-51792).

  + Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section Section 200.80(b)(4),
    200.83 and 230.46.

(b) Reports on Form 8-K

     None

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant
                                          SCM MICROSYSTEMS, INC.

March 29, 2001                            By:     /s/ STEVEN HUMPHREYS
                                            ------------------------------------
                                                      Steven Humphreys
                                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----
                /s/ STEVEN HUMPHREYS                        Chairman of the Board       March 29, 2001
-----------------------------------------------------
                  Steven Humphreys

                /s/ ROBERT SCHNEIDER                       Chief Executive Officer      March 29, 2001
-----------------------------------------------------   (Principal Executive Officer)
                  Robert Schneider                              and Director

                   /s/ BERND MEIER                       President, Chief Operations    March 29, 2001
-----------------------------------------------------       Officer And Director
                     Bernd Meier

                  /s/ ANDREW WARNER                      Vice President, Finance and    March 29, 2001
-----------------------------------------------------      Chief Financial Officer
                    Andrew Warner                         (Principal Financial and
                                                             Accounting Officer)

               /s/ FRIEDRICH BORNIKOEL                            Director              March 29, 2001
-----------------------------------------------------
                 Friedrich Bornikoel

                 /s/ OYSTEIN LARSEN                               Director              March 29, 2001
-----------------------------------------------------
                   Oystein Larsen

                  /s/ POH CHUAN NG                                Director              March 29, 2001
-----------------------------------------------------
                    Poh Chuan Ng

                  /s/ ANDREW VOUGHT                               Director              March 29, 2001
-----------------------------------------------------
                    Andrew Vought

                  /s/ SIMON TURNER                                Director              March 29, 2001
-----------------------------------------------------
                    Simon Turner

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report -- Deloitte & Touche LLP.......   F-2
Independent Auditors' Report -- KPMG LLP....................   F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   F-5
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss) for the Years Ended December
  31, 2000, 1999 and 1998...................................   F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SCM Microsystems, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive income
(loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2000 and 1999 consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SCM Microsystems, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of SCM Microsystems, Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SCM Microsystems, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
February 23, 1999

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 33,699    $ 45,662
  Short-term investments....................................    33,227      79,747
  Accounts receivable, net of allowances of $3,700 and
     $2,833 as of December 31, 2000 and 1999,
     respectively...........................................    54,913      32,215
  Inventories...............................................    36,799      15,934
  Deferred income taxes.....................................     2,744       3,732
  Prepaid expenses..........................................     2,748       5,104
                                                              --------    --------
          Total current assets..............................   164,130     182,394
Property and equipment, net.................................    10,476       6,372
Investments.................................................     8,070      13,945
Long term deferred income taxes.............................     5,086          --
Intangible assets, net of accumulated amortization of $7,651 and $2,186 as of December 31, 2000 and 1999,
  respectively..............................................    64,129       8,006
Other assets................................................       504         267
                                                              --------    --------
Total assets................................................  $252,395    $210,984
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 27,167    $ 17,679
  Accrued compensation and related benefits.................     2,348       1,751
  Accrued settlement and professional fees..................     3,724         659
  Accrued royalties.........................................     2,059       1,026
  Other accrued expenses....................................     3,940       4,370
  Income taxes payable......................................     1,147       4,906
  Short-term debt...........................................        --       1,512
                                                              --------    --------
          Total current liabilities.........................    40,385      31,903
                                                              --------    --------
Deferred tax liability......................................     1,214       3,201
Minority interest...........................................       636          84
Commitments and contingencies (see Note 14)
Stockholders' equity:
  Common stock, $0.001 par value: 40,000 shares authorized;
     15,237 and 14,194 shares issued and outstanding as of
     December 31, 2000 and 1999, respectively...............        15          14
  Additional paid-in capital................................   223,677     173,048
  Deferred stock compensation...............................    (4,001)        (25)
  Accumulated deficit.......................................    (6,061)     (1,504)
  Other cumulative comprehensive income (loss)..............    (3,470)      4,263
                                                              --------    --------
          Total stockholders' equity........................   210,160     175,796
                                                              --------    --------
          Total liabilities and stockholders' equity........  $252,395    $210,984
                                                              ========    ========

                 See notes to consolidated financial statements

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Net revenue.................................................  $157,834    $127,288    $85,009
Cost of revenue.............................................   104,863      82,624     57,148
                                                              --------    --------    -------
Gross profit................................................    52,971      44,664     27,861
                                                              --------    --------    -------
Operating expenses:
  Research and development..................................    13,525       8,900      6,356
  Selling and marketing.....................................    23,373      13,322      8,904
  General and administrative................................    19,088      11,293      8,819
  Amortization of goodwill and intangibles..................     5,465       1,265        469
  In-process research and development.......................     4,867         900      3,101
  Impairment of goodwill....................................        --          --      5,211
  Other acquisition and restructuring charges...............       657       1,168      3,153
                                                              --------    --------    -------
          Total operating expenses..........................    66,975      36,848     36,013
                                                              --------    --------    -------
Income (loss) from operations...............................   (14,004)      7,816     (8,152)
Interest income, net........................................     5,930       6,365      5,832
Foreign currency transaction gains and other income.........     1,946         314        192
                                                              --------    --------    -------
  Income (loss) before income taxes and minority interest...    (6,128)     14,495     (2,128)
Benefit (provision) for income taxes........................     1,032      (4,801)    (2,845)
Minority interest in loss (earnings) of consolidated
  subsidiaries..............................................       387        (586)        --
                                                              --------    --------    -------
Net income (loss)...........................................  $ (4,709)   $  9,108    $(4,973)
                                                              ========    ========    =======
Basic net income (loss) per share...........................  $  (0.32)   $   0.65    $ (0.38)
                                                              ========    ========    =======
Diluted net income (loss) per share.........................  $  (0.32)   $   0.60    $ (0.38)
                                                              ========    ========    =======
Shares used to compute basic net income (loss) per share....    14,641      14,082     13,253
                                                              ========    ========    =======
Shares used to compute diluted net income (loss) per
  share.....................................................    14,641      15,086     13,253
                                                              ========    ========    =======

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                        OTHER
                                         COMMON STOCK     ADDITIONAL     DEFERRED                    CUMULATIVE         TOTAL
                                        ---------------    PAID-IN        STOCK       ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES   AMOUNT    CAPITAL     COMPENSATION     DEFICIT     INCOME (LOSS)      EQUITY
                                        ------   ------   ----------   ------------   -----------   -------------   -------------
Balances, January 1, 1998.............  11,503    $12      $ 72,027      $  (125)      $ (6,225)       $  (506)       $ 65,183
Issuance of common stock upon exercise
  of warrants and options.............     939      1         6,859           --             --             --           6,860
Sale of common stock, net of issuance
  costs...............................   1,450      1        83,066           --             --             --          83,067
Issuance of common stock in exchange
  for the net assets of business
  acquired............................     108     --         5,976           --             --             --           5,976
Issuance of common stock under
  Employee Stock Purchase Plan........       6     --           204           --             --             --             204
Tax benefits resulting from stock
  options.............................      --     --           765           --             --             --             765
Amortization of deferred stock
  compensation........................      --     --            --           53             --             --              53
Foreign currency translation
  adjustment..........................      --     --            --           --             --          1,644           1,644
Net loss..............................      --     --            --           --         (4,973)            --          (4,973)
Comprehensive loss....................      --     --            --           --             --             --              --
                                        ------    ---      --------      -------       --------        -------        --------
Balances, December 31, 1998...........  14,006     14       168,897          (72)       (11,198)         1,138         158,779
Issuance of common stock upon exercise
  of options..........................     171     --         2,947           --             --             --           2,947
Issuance of common stock under
  Employee Stock Purchase Plan........      17     --           593           --             --             --             593
Tax benefits resulting from stock
  options.............................      --     --           611           --             --             --             611
Amortization of deferred stock
  compensation........................      --     --            --           47             --             --              47
Unrealized gain on investments, net,
  of deferred taxes...................      --     --            --           --             --          4,496           4,496
Foreign currency translation
  adjustment..........................      --     --            --           --             --         (1,371)         (1,371)
Earnings allocable to minority
  interest with negative basis........      --     --            --           --            586             --             586
Net income............................      --     --            --           --          9,108             --           9,108
Comprehensive income..................      --     --            --           --             --             --              --
                                        ------    ---      --------      -------       --------        -------        --------
Balances, December 31, 1999...........  14,194     14       173,048          (25)        (1,504)         4,263         175,796
Issuance of common stock upon exercise
  of options..........................     291     --         9,917           --             --             --           9,917
Issuance of common stock under
  Employee Stock Purchase Plan........      14     --           512           --             --             --             512
Issuance of common stock in exchange
  for the net assets of businesses
  acquired............................     738      1        34,555           --             --             --          34,556
Deferred compensation related to
  assumption of Dazzle's stock plan...      --     --         5,645       (5,645)            --             --              --
Amortization of deferred stock
  compensation........................      --     --            --        1,669             --             --           1,669
Unrealized loss on investments, net of
  deferred taxes......................      --     --            --           --             --         (5,894)         (5,894)
Foreign currency translation
  adjustment..........................      --     --            --           --             --         (1,839)         (1,839)
Earnings allocable to minority
  interest with negative basis........      --     --            --           --            152             --             152
Net loss..............................      --     --            --           --         (4,709)            --          (4,709)
Comprehensive loss....................      --     --            --           --             --             --              --
                                        ------    ---      --------      -------       --------        -------        --------
Balances, December 31, 2000...........  15,237    $15      $223,677      $(4,001)      $ (6,061)       $(3,470)       $210,160
                                        ======    ===      ========      =======       ========        =======        ========


                                        COMPREHENSIVE
                                           INCOME
                                           (LOSS)
                                        -------------
Balances, January 1, 1998.............
Issuance of common stock upon exercise
  of warrants and options.............
Sale of common stock, net of issuance
  costs...............................
Issuance of common stock in exchange
  for the net assets of business
  acquired............................
Issuance of common stock under
  Employee Stock Purchase Plan........
Tax benefits resulting from stock
  options.............................
Amortization of deferred stock
  compensation........................
Foreign currency translation
  adjustment..........................    $  1,644
Net loss..............................      (4,973)
                                          --------
Comprehensive loss....................    $ (3,329)
                                          ========
Balances, December 31, 1998...........
Issuance of common stock upon exercise
  of options..........................
Issuance of common stock under
  Employee Stock Purchase Plan........
Tax benefits resulting from stock
  options.............................
Amortization of deferred stock
  compensation........................
Unrealized gain on investments, net,
  of deferred taxes...................    $  4,496
Foreign currency translation
  adjustment..........................      (1,371)
Earnings allocable to minority
  interest with negative basis........          --
Net income............................       9,108
                                          --------
Comprehensive income..................    $ 12,233
                                          ========
Balances, December 31, 1999...........
Issuance of common stock upon exercise
  of options..........................
Issuance of common stock under
  Employee Stock Purchase Plan........
Issuance of common stock in exchange
  for the net assets of businesses
  acquired............................
Deferred compensation related to
  assumption of Dazzle's stock plan...
Amortization of deferred stock
  compensation........................
Unrealized loss on investments, net of
  deferred taxes......................    $ (5,894)
Foreign currency translation
  adjustment..........................      (1,839)
Earnings allocable to minority
  interest with negative basis........          --
Net loss..............................      (4,709)
                                          --------
Comprehensive loss....................    $(12,442)
                                          ========
Balances, December 31, 2000...........

                See notes to consolidated financial statements.

              SCM MICROSYSTEMS, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              --------    --------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (4,709)   $  9,108    $  (4,973)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Deferred income taxes...................................      (983)     (1,125)      (1,231)
    Depreciation and amortization...........................     8,347       3,188        7,831
    Issuance of common stock for contract cancellation......     1,163          --           --
    In-process research and development.....................     4,867         900        3,101
    Loss on sale of fixed assets............................       270          --           --
    Gain on sale of Impleo..................................      (420)         --           --
    Write-off of impairment charge related to Dazzle
      acquisition...........................................        --         600           --
    Minority interest in (loss) earnings of consolidated
      subsidiaries..........................................      (387)        586           --
    Amortization of deferred stock compensation.............     1,712          47           53
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (22,204)    (10,324)      (9,058)
      Inventories...........................................   (18,282)     (2,292)      (5,070)
      Prepaid expenses and other assets.....................     2,053      (2,973)        (887)
      Accounts payable......................................     6,244       1,741        4,565
      Accrued expenses......................................     3,798       1,910        1,815
      Income taxes payable..................................    (3,385)        588        3,395
                                                              --------    --------    ---------
         Net cash provided by (used in) operating
           activities.......................................   (21,916)      1,954         (459)
                                                              --------    --------    ---------
Cash flows from investing activities:
  Capital expenditures......................................    (6,971)     (4,393)      (2,985)
  Proceeds from disposal of fixed assets....................       457          --           --
  Proceeds from sale of Impleo..............................        39          --           --
  Purchase of long-term investments.........................    (3,359)     (6,046)          --
  Businesses acquired, net of cash received.................   (31,420)        836       (9,875)
  Maturities of short-term investments......................   135,253      79,719       61,779
  Purchases of short-term investments.......................   (88,468)    (76,867)    (114,184)
  Purchase of convertible note..............................        --          --       (2,500)
                                                              --------    --------    ---------
         Net cash provided by (used in) investing
           activities.......................................     5,531      (6,751)     (67,765)
                                                              --------    --------    ---------
Cash flows from financing activities:
  Payments on line of credit and other current debt.........    (3,325)        (34)        (770)
  Payment on short-term debt................................    (1,183)         --           --
  Proceeds from issuance of Dazzle equity securities, net...       230          --           --
  Proceeds from issuance of equity securities, net..........    10,429       3,624       90,131
                                                              --------    --------    ---------
         Net cash provided by financing activities..........     6,151       3,590       89,361
                                                              --------    --------    ---------
Effect of exchange rates on cash and cash equivalents.......    (1,729)       (308)         303
                                                              --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........   (11,963)     (1,515)      21,440
Cash and cash equivalents, beginning of year................    45,662      47,177       25,737
                                                              --------    --------    ---------
Cash and cash equivalents, end of year......................  $ 33,699    $ 45,662    $  47,177
                                                              ========    ========    =========
Supplemental disclosures of cash flow information -- cash
  paid for:
  Income taxes..............................................  $  6,106    $  5,006    $     601
                                                              ========    ========    =========
  Interest..................................................  $    434    $     56    $     113
                                                              ========    ========    =========
Noncash investing and financing activities:
  Businesses acquired for common stock......................  $ 34,556    $     --    $   5,976
                                                              ========    ========    =========
  Tax benefits from employee stock transactions.............  $     --    $    611    $     765
                                                              ========    ========    =========
  Short-term debt converted to Dazzle preferred stock.......  $    235    $     --    $      --
                                                              ========    ========    =========

                See notes to consolidated financial statements.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SCM Microsystems (the "Company" or "SCM") designs, develops and sells products used to control access to computers, networks and digital television broadcasts, conduct secure electronic commerce, and exchange digital information from devices such as digital cameras and audio recorders. The Company's target customers are end user customers as well as manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. The Company sells and licenses its products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers (OEMs). We also sell through distributors, value-added resellers and system integrators worldwide. The Company maintains its corporate headquarters in California and maintains its international headquarters in Germany.

     Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Significant Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash Equivalents -- The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

     Short-Term Investments -- Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, market auction preferred securities and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders' equity as other cumulative comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

     Long-Term Investments -- Corporate equity securities included in long-term investments are stated at fair value based on quoted market prices. Long-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders' equity as other cumulative comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis. The Company's investments in Spyrus and Satup are accounted for by the cost method.

     Fair Value of Financial Instruments -- The Company's financial instruments include cash and cash equivalents, short-term investments, long-term investments and short-term debt. At December 31, 2000 and 1999, the fair value of cash and cash equivalents and short-term debt approximated their financial statement carrying amounts. (See Note 3 for fair value of investments.)

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

     Intangible Assets -- Intangible assets include acquired workforce, customer relations, non-compete agreements, tradenames, core technology and goodwill associated with acquisitions accounted for under the

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

purchase method. Such amounts are being amortized using the straight-line method over the useful lives of the related assets, from three to seven years.

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

     Revenue Recognition -- Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Stock-Based Compensation -- The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force ("EITF") Issue No. 96-18 under the fair value based method.

     Net Income (Loss) Per Share -- Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts (including subsidiary options) to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

     Foreign Currency Translation -- The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in stockholders' equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense.

     Concentration of Credit Risk -- Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short term investments and long term investments. The Company's cash equivalents primarily consist of Money Market Accounts and commercial paper with maturities of less than 3 months. The Company primarily sells its products to companies in the United States, Asia and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce risk, management performs ongoing credit evaluations of its customer' financial condition. The Company maintains allowances for potential credit losses.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Certain Significant Risks and Uncertainties -- The Company sells its products primarily into the Digital Television, Digital Video, PC Security and Digital Media Transfer markets. SCM believes that the following factors could have a material adverse effect on the Company's future financial position, results of operations or cash flows: revenues and operating results are difficult to estimate on a quarterly basis; our listing on the Neuer Markt could expose our stock to additional risks of fluctuation; our stock price has been and will likely remain volatile; our sales are dependent on several emerging markets, which may not develop; our ability to keep pace with technological change and meet customer needs; our markets are highly competitive; our increased dependence on a retail distribution model; our global operations require significant resources; many of our customers are located outside the US; our ability to manage our growth; our OEM customers may become our competitors; seasonal trends may effect our quarterly operating results; risks associated with acquisitions; the loss of key personnel; intellectual property infringement; product defects could damage our reputation and decrease market acceptance; product liability could create future problems; a significant portion of our sales comes from a small number of customers; delays in our normally lengthy sales cycle; we may not be able to meet production requirements; we have a limited number of suppliers for key components; and factors beyond our control could disrupt operations and increase our expenses.

     Comprehensive Income (Loss) -- Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

     Recently Issued Accounting Standards -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect SFAS No. 133 to have a significant impact on its financial position, the results of its operations or its cash flows.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin summaries certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the Securities and Exchange Commission in administering the disclosure requirements of the federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operation or cash flow.

     Reclassifications -- Certain reclassifications have been made to the 1998 and 1999 financial statement presentation to conform to the 2000 presentation.

 2. ACQUISITIONS AND DIVESTITURES

  Dazzle Multimedia, Inc.

     On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. ("Dazzle"), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an initial investment in Dazzle totaling approximately $6.5 million consisting primarily of a $2.5 million convertible loan, a $0.2 million equity investment and receivables of $3.8 million from Dazzle resulting from sales to Dazzle during 1998 and 1999 prior to the acquisition date.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

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

     At the date of the transaction Dazzle continued to have outstanding convertible notes, convertible preferred stock and stock options (potentially dilutive securities). To the extent Dazzle issued additional common shares related to these potentially dilutive securities, SCM received an equivalent number of shares at no additional cost, to retain its 51% ownership interest.

     Effective January 1, 2000, SCM and Dazzle entered into an additional agreement, related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its majority interest. Under this agreement, in connection with each Dazzle equity issuance, SCM would automatically purchase shares under similar terms to retain SCM's 51% ownership interest in Dazzle.

     A summary of the allocation of the $6.0 million purchase price is as follows (in thousands):

In-process research and development.........................  $   900
Cash........................................................      963
Tangible assets.............................................    4,897
Assumed liabilities.........................................   (5,197)
Core technology.............................................    2,550
Trade name..................................................      400
Acquired workforce..........................................      200
Goodwill....................................................    1,278
                                                              -------
Total.......................................................  $ 5,991
                                                              =======

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated by an independent valuation specialist to be $0.9 million, and was expensed at the acquisition date. Goodwill for the acquisition approximated $1.3 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated live of the acquired intangibles is five years.

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

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

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

     In the third quarter and fourth quarter of 2000, SCM acquired an additional 46.2% of Dazzle's outstanding share capital for $14.6 million in cash and 533,000 shares of SCM common stock valued at approximately $19.8 million at the acquisition. Direct acquisition costs were estimated at $0.1 million.

     In connection with the acquisition of Dazzle, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All of these options were fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation expense according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant was expensed on the grant date. The remaining deferred stock-based compensation is being amortized over the remaining vesting period of these options.

     A summary of the allocation of the purchase price for the additional 46.2% of Dazzle's outstanding share capital is as follows (in thousands):

In-process research and development.........................  $ 2,070
Core technology.............................................    3,588
Trade name..................................................    1,840
Acquired workforce..........................................      782
Minority interest acquired..................................      447
Goodwill....................................................   27,597
                                                              -------
Total.......................................................  $36,324
                                                              =======

     At the time of the acquisition, the estimated aggregate fair value of Dazzle's research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated by an independent valuation to be approximately $2.1 million, and was expensed at the acquisition date. Goodwill for the acquisition approximated $27.6 million and represented the excess of the purchase price over the fair value of identifiable intangible assets acquired. The estimated lives of the acquired intangibles is five years.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

  2-Tel BV

     On September 28, 2000, SCM paid $4.1 million in cash and issued approximately 106,229 shares of its common stock, valued at $36.56 per share, to the shareholders of 2-Tel BV ("2-Tel"), a privately held company in The Netherlands, in exchange for all of the outstanding share capital of 2-Tel. 2-Tel is a provider of hardware and software solutions for the chip- and smart card-based electronic commerce applications. The transaction has been accounted for under the purchase method of accounting and the results of operations were included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.3 million.

     A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development.........................  $1,920
Cash........................................................      10
Tangible assets.............................................     423
Assumed liabilities.........................................    (636)
Acquired workforce..........................................     120
Customer relations..........................................     240
Core technology.............................................   2,060
Goodwill....................................................   4,187
                                                              ------
          Total.............................................  $8,324
                                                              ======

     Intangible assets from the acquisition approximated $8.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1.9 million were expensed in the last half of fiscal 2000. The intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

     Proforma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM's results of operations as stated.

  Personal Video Division of FAST Multimedia

     Effective July 1, 2000, Dazzle acquired the Personal Video Division ("PVD") of FAST Multimedia AG ("FAST"), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM's results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST's PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4.0 million in cash for the division. SCM common stock or cash of approximately $4.0 million could be issued to PVD if the division meets certain financial performance criteria for the twelve months ended June 30, 2001.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Acquisition costs related to this acquisition were $0.2 million. A valuation of the assets acquired was finalized in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development.........................  $  877
Tangible assets.............................................     120
Deferred tax liability......................................    (474)
Trade name..................................................     373
Acquired workforce..........................................     749
Core technology.............................................     146
Developed technology........................................     671
Goodwill....................................................   1,736
                                                              ------
          Total.............................................  $4,198
                                                              ======

     Intangible assets from the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $0.9 million were expensed in the third quarter of 2000. These intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to five years.

     Proforma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM's results of operations as stated.

  Microtech International

     On June 27, 2000, SCM paid approximately $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International ("Microtech"), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM's results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $1.0 million. Additional payments of up to $5.0 million, in equal amounts of cash and stock, can be paid to Microtech's former shareholders if Microtech meets certain revenue and earnings goals to be measured for the last six months of 2000 and the first six months of 2001. These goals were not met for the last six months of 2000.

     A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

Cash acquired...............................................  $   447
Tangible assets.............................................    7,160
Assumed liabilities.........................................   (7,872)
Trade name..................................................    3,500
Acquired workforce..........................................      700
Customer relations..........................................    2,100
Non-compete agreements......................................      900
Goodwill....................................................   10,528
                                                              -------
     Total..................................................  $17,463
                                                              =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Intangible assets from the acquisition approximated $17.7 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of five years. On the date of the acquisition Microtech had deferred tax assets of approximately $3.6 million, mainly related to net operating loss (NOL) carryforwards. A full valuation allowance was provided against this asset due to certain limitations on the annual amounts of NOL to be used in the future. Subsequent to the acquisition, the valuation allowance was reduced by $0.3 million and recorded as a reduction to goodwill.

     The following summary, prepared on a pro forma basis, combines SCM's consolidated results of operations with Microtech's results of operations for each of the three years ended December 31, 2000, as if Microtech had been acquired at January 1, 1998. The table includes the impact of certain adjustments including the elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues...........................................  $170,900    $150,323    $106,598
Net income (loss)..................................  $ (9,067)   $  3,748    $(10,476)
Net income (loss) per share:
  Basic............................................  $  (0.62)   $   0.26    $  (0.78)
  Diluted..........................................  $  (0.62)   $   0.25    $  (0.78)
Shares used in per share computations:
  Basic............................................    14,690      14,181      13,352
  Diluted..........................................    14,690      15,185      13,352

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

     In connection with the merger with Shuttle, in the fourth quarter of 1998 the Company recorded nonrecurring charges totaling $9.7 million, which consisted of the following (in thousands):

                                                              TOTAL
                                                              ------
Legal, accounting, regulatory and other due diligence
  costs.....................................................  $2,253
Severance costs relating to five redundant personnel........      23
Costs relating to closure of redundant facilities...........     160
Costs relating to elimination of redundant equipment........     136
Lower of cost or market reserves on redundant product
  lines.....................................................   1,900
Accelerated amortization of goodwill resulting from product
  line redundancies.........................................   5,211
                                                              ------
                                                              $9,683
                                                              ======

     Of these amounts, the $1.9 million charge relating to inventory was included in costs of revenues and the remainder was included in operating expenses. The Company incurred a charge of $5.2 million for accelerated amortization of goodwill resulting from the impairment of goodwill relating to the Intermart and Memory acquisitions. Memory was a previous acquisition of Shuttle. Following the Company's merger with Shuttle,

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

management determined that the Memory product offerings were not consistent with its core businesses, and that a significant portion of the Intermart products were redundant to lower cost products provided by Shuttle. As a result, the Company evaluated the prospects for the Intermart and Memory products and concluded that the revenues to be generated from future sales of these products would not be sufficient to recover the carrying amount of the related goodwill. Accordingly, the unamortized amount of this goodwill at the time of the Shuttle merger of $5.2 million was written off.

     As separate companies, total revenues and net income (loss) for the individual entities were as follows (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Total revenue:
  SCM.......................................................    $64,755
  Shuttle...................................................     20,254
                                                                -------
                                                                $85,009
                                                                =======
Total net income (loss):
  SCM.......................................................    $(4,424)
  Shuttle...................................................       (549)
                                                                -------
                                                                $(4,973)
                                                                =======

  Intermart and ICS

     In the second quarter of 1998, the Company acquired all of the outstanding capital stock of Intermart and Intellicard Systems Pte. Ltd. (ICS). A summary of the purchase price for the acquisitions is as follows (in thousands):

Cash........................................................  $19,751
Common stock................................................    5,976
Direct acquisition costs....................................      433
                                                              -------
Total.......................................................  $26,160
                                                              =======

     The acquisitions of Intermart and ICS were accounted for pursuant to the purchase method of accounting. At the time of the respective acquisitions, the aggregate fair value of Intermart's and ICS' research and development efforts that had not reached technological feasibility as of the respective dates of acquisition and had no alternative future uses at that time was determined by appraisal to be $5.9 million, and was expensed at the respective dates of the acquisitions. At that time, goodwill for the acquisitions approximated $7.4 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired. During the fourth quarter of 1998, the Company's management revised the amount of purchase price allocated to in-process research and development relating to the acquisition of Intermart in order to reflect the recently announced views of the Securities and Exchange Commission regarding the measurement of in-process research and development. As a result, the Company restated its quarterly consolidated financial statements for the quarters ended June 30, 1998 and September 30, 1998 to reflect this revision. The effect of this restatement increased net income in the June 1998 quarter by approximately $2.8 million, or $0.22 per share, and decreased net income in the September 1998 quarter by approximately $0.1 million, or $0.01 per share.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     A summary of the original and restated allocations of the purchase price is as follows (in thousands):

                                                              INTERMART/ ICS
                                                           --------------------
                                                           ORIGINAL    RESTATED
                                                           --------    --------
In-process research and development......................  $ 5,941     $ 3,101
Cash acquired............................................    9,876       9,876
Tangible assets..........................................    2,980       2,980
Goodwill.................................................    7,363      10,203
                                                           -------     -------
Total....................................................  $26,160     $26,160
                                                           =======     =======

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations with Intermart's and ICS' results of operations for the year ended December 31, 1998 as if each company had been acquired as of the beginning of 1998. The table includes the impact of certain adjustments including the elimination of the one-time charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Revenues....................................................    $89,263
Net income (loss)...........................................    $  (526)
Net income (loss) per share:
  Basic.....................................................    $ (0.04)
  Diluted...................................................    $ (0.04)

Shares used in per share computation:
  Basic.....................................................     13,360
  Diluted...................................................     13,360

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been effected for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  Divestiture

     In April 2000, SCM sold to SmartDisk its interest in Impleo, a UK-based company, for $39,000 in cash and 24,579 shares of SmartDisk common stock, resulting in a net gain of $0.4 million. The gain is included in foreign currency transaction gain and other income in the statement of operations.

 3. SHORT-TERM INVESTMENTS

     The fair value of short-term investments was as follows (in thousands):

                                                                   DECEMBER 31, 2000
                                                  ----------------------------------------------------
                                                               UNREALIZED     UNREALIZED     ESTIMATED
                                                  AMORTIZED      GAIN ON        LOSS ON        FAIR
                                                    COST       INVESTMENTS    INVESTMENTS      VALUE
                                                  ---------    -----------    -----------    ---------
Corporate notes.................................   $24,532         $42            $--         $24,574
Certificates of deposit.........................     2,519           1             --           2,520
U.S. government agencies........................     6,139          --             (6)          6,133
                                                   -------         ---            ---         -------
Total...........................................   $33,190         $43            $(6)        $33,227
                                                   =======         ===            ===         =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

                                                                   DECEMBER 31, 1999
                                                  ----------------------------------------------------
                                                               UNREALIZED     UNREALIZED     ESTIMATED
                                                  AMORTIZED      GAIN ON        LOSS ON        FAIR
                                                    COST       INVESTMENTS    INVESTMENTS      VALUE
                                                  ---------    -----------    -----------    ---------
Corporate bonds.................................   $32,161         $--           $ (77)       $32,084
Commercial paper................................    25,941          13              --         25,954
Corporate notes.................................     2,711          --              (5)         2,706
Certificates of deposit.........................     6,383          --              (5)         6,378
Treasury notes..................................     5,569          --             (16)         5,553
Market auction preferreds.......................     3,096          --             (72)         3,024
U.S. government agencies........................     4,114          --             (66)         4,048
                                                   -------         ---           -----        -------
Total...........................................   $79,975         $13           $(241)       $79,747
                                                   =======         ===           =====        =======

     The contractual maturities of available-for-sale debt securities at December 31, 2000 are as follows:

                                                                       ESTIMATED
                                                          AMORTIZED      FAIR
                                                            COST         VALUE
                                                          ---------    ---------
Within one year.........................................   $ 8,704      $ 8,714
One year to two years...................................    24,486       24,513
                                                           -------      -------
Total short-term investments............................   $33,190      $33,227
                                                           =======      =======

 4. LONG-TERM INVESTMENTS

     Long-term investments consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000      1999
                                                            ------    -------
Investment in Smartdisk, at fair value....................  $1,306    $10,234
Investments in Spyrus, at cost............................   4,046      3,546
Investment in ActivCard, at fair value....................   1,551         --
Investments in SATUP, at cost.............................     859         --
Other.....................................................     308        165
                                                            ------    -------
Total.....................................................  $8,070    $13,945
                                                            ======    =======

     The investment in SmartDisk and ActivCard represent the quoted market value of the Company's investment in their common stock.

     In 1999, SCM made loans to Spyrus, a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, SCM converted its loans into shares of Spyrus' Series B convertible preferred stock. In the fourth quarter of 2000, SCM invested an additional $0.5 million in Spyrus Series B convertible preferred stock. This additional investment brings SCM's ownership of all outstanding shares of Spyrus to approximately 16.4%.

     In September 2000, SCM loaned $0.8 million to SATUP Databroadcasting AG ("Satup"), a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter, the loan was converted into common shares of Satup and an additional $0.1 million was invested into common shares to bring its ownership in Satup to approximately 10%. Satup is also a customer of SCM. (See Note 15).

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

 5. INVENTORIES

     Inventories consist of (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $20,599    $ 9,077
Finished goods...........................................   16,200      6,857
                                                           -------    -------
                                                           $36,799    $15,934
                                                           =======    =======

 6. PROPERTY AND EQUIPMENT

     Property and equipment consist of (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Land......................................................  $   151    $  157
Building and leasehold improvements.......................    4,169     1,829
Furniture, fixtures and office equipment..................   10,329     6,430
Automobiles...............................................      405       424
Purchased software........................................    3,002     2,218
                                                            -------    ------
Total.....................................................   18,056    11,058
Accumulated depreciation..................................   (7,580)   (4,686)
                                                            -------    ------
Property and equipment, net...............................  $10,476    $6,372
                                                            =======    ======

 7. INTANGIBLE ASSETS

     Intangible assets, net consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Acquired workforce.......................................  $ 2,551    $   200
Customer relations.......................................    2,340         --
Trade name...............................................    6,113        400
Core technology..........................................    9,015      2,550
Non-compete agreements...................................      900         --
Goodwill.................................................   50,861      7,042
                                                           -------    -------
                                                            71,780     10,192
Accumulated amortization.................................   (7,651)    (2,186)
                                                           -------    -------
Intangible assets, net...................................  $64,129    $ 8,006
                                                           =======    =======

 8. SHORT-TERM DEBT

     As of December 31, 1999, Dazzle had $1.4 million of convertible promissory notes outstanding, which were repaid in June 2000 with $1.2 million of cash with the remaining balance converted into 117,431 shares of Dazzle Series B preferred stock.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Short-term debt at December 31, 1999 consisted of the following (in thousands):

Notes payable...............................................  $1,418
Other.......................................................      94
                                                              ------
Total.......................................................  $1,512
                                                              ======

 9. LINES OF CREDIT

     The Company has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3.0 million (approximately $1.4 million as of December 31, 2000). Both lines have no expiration date. The German lines of credit bear interest at rates ranging from 7.5% to 10.0%, and borrowings under these lines of credit are unsecured. The Company has an unsecured line of credit in France of FF 2.0 million (approximately $0.3 million as of December 31, 2000) which bears interest at 5.59% and expires in August 2001. In the United States, the Company has an unsecured $3.0 million line of credit which bears interest at 8.5% and expires in May 2001. In addition, the Company has a Singapore $1.2 million (approximately $0.7 million as of December 31, 2000) overdraft facility with a local bank due on demand. The Singapore line is secured by a US $0.4 million fixed deposit and has a base interest rate of 7.5%. The Company's Japanese subsidiary also has a 67 million yen (approximately $0.6 million as of December 31, 2000) line of credit with a local bank in Japan which has no expiration date. The Japanese line of credit has an interest rate of 1.75% and is secured by a 67 million yen deposit. There were no amounts outstanding under any of these credit facilities as of December 31, 2000 and 1999.

10. SHAREHOLDERS' EQUITY

  Stock Options

     Under the Company's stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company's common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 3,189,568 shares of common stock are currently reserved for future grant under the Plans.

     1997 Employee Stock Purchase Plan -- Under the Company's Employee Stock Purchase Plan (the Purchase Plan), up to 175,000 shares of the Company's common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2000, 1999 and 1998, a total of 13,920, 16,500 and 6,982 shares, respectively, were issued under the plan. As of December 31, 2000, 137,598 shares were available under the Purchase Plan for future issuance.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Stock option activity during the periods indicated is as follows:

                                                               OUTSTANDING OPTIONS
                                                              ---------------------
                                                                           WEIGHTED
                                                               NUMBER      AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Balances as of January 1, 1998..............................  1,196,002     $ 6.58
Options granted (weighted average fair value of $23.12 per
  share)....................................................    988,421      33.83
Options canceled............................................   (182,275)     44.41
Options exercised...........................................   (506,080)      2.85
                                                              ---------
Balances as of December 31, 1998............................  1,496,068      21.23
Options granted (weighted average fair value of $34.49 per
  share)....................................................  1,174,148      50.93
Options canceled............................................    (81,339)     22.15
Options exercised...........................................   (190,629)     15.97
                                                              ---------
Balances as of December 31, 1999............................  2,398,248      36.25
Options granted (weighted average fair value of $34.01 per
  share)....................................................  2,035,287      46.63
Options canceled............................................   (589,541)     48.33
Options exercised...........................................   (291,041)     34.07
                                                              ---------
Balances as of December 31, 2000............................  3,552,953     $40.37
                                                              =========

     The following table summarizes information about options outstanding as of December 31, 2000:

                            OPTIONS OUTSTANDING
                   -------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                ----------------------
                                   AVERAGE      WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE                  AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
 EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
-----------------  -----------   ------------   --------   -----------   --------
$ 1.56 - $ 1.56        12,471        8.00        $1.56        12,471      $1.56
$ 3.90 - $ 4.68       103,156        8.40         4.38        83,097       4.31
$ 8.10 - $ 9.50       308,212        6.60         9.01       249,613       9.00
$13.00 - $17.84        89,272        8.00        15.30        43,247      15.54
$21.98 - $32.00       906,406        8.90        30.62       133,369      30.03
$39.06 - $57.88     1,802,613        9.20        48.29       161,662      45.52
$61.25 - $83.00       330,823        8.70        72.57        67,646      63.82
                    ---------        ----        -----       -------      -----
$ 1.56 - $83.00     3,552,953        8.99        40.37       751,105      25.67
                    =========                                =======

  Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company's stock option grants:

                                                        2000       1999        1998
                                                      --------   --------    --------
Expected life.......................................  4 years    5 years     4 years
Risk-free interest rate.............................   5.76%      4.64%       4.57%
Volatility..........................................    84%        77%         96%
Dividend yield......................................    None       None        None

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

                                                        2000       1999        1998
                                                      --------   --------    --------
Expected life.......................................  6 months   6 months    6 months
Risk-free interest..................................   5.72%      5.29%       4.91%
Volatility..........................................    84%        77%         96%
Dividend yield......................................    None       None        None

     The weighted-average fair value of purchase rights granted under the Purchase Plan in 2000, 1999 and 1998 was $36.78, $51.27 and 33.17 per share.

     If the computed fair values of the 2000, 1999 and 1998 awards under the Stock Option Plans and Employee Stock Purchase Plan had been amortized to expense over the vesting period of the awards, the Company's pro forma net loss and earnings per share for the three fiscal years in the period ended December 31, 2000 would have been as follows (in thousands):

                                                         2000       1999       1998
                                                       --------    -------    -------
Pro forma net loss...................................  $(13,312)   $(1,192)   $(7,529)
Pro forma earnings per share:
  Basic net loss per share...........................  $  (0.91)   $ (0.08)   $ (0.57)
  Diluted net loss per share.........................  $  (0.91)   $ (0.08)   $ (0.57)

  Deferred Stock-based Compensation - Employees

     In July and October 1996, the Company granted options and restricted stock to employees of the Company with exercise prices below fair market value on the grant date. The Company has recorded deferred stock expense of $0.4 million in 1996 for the difference at the grant date between the exercise price and the fair value, as determined by an independent valuation, as to the restricted stock and the common stock underlying the options. This amount is being amortized on the straight-line basis over the vesting period of the individual options and the restricted stock, generally four years. For the years ended December 31, 2000, 1999 and 1998, the Company expensed approximately $25,000, $47,000 and $53,000, respectively, of the deferred stock compensation.

     During fiscal 2000, Dazzle granted options to purchase 1,026,000 shares of Dazzle common stock with exercise prices below fair market value to employees. The Company recorded compensation expense of $30,000 related to these options in fiscal 2000. All of these options were replaced with options to purchase SCM options in connection with the acquisition of Dazzle. (See Note 2.)

     In connection with the acquisition of Dazzle, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All these options were

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant were expensed on the grant date. The remaining deferred stock-based compensation is being amortized over the remaining vesting periods of these options. For the year ended December 31, 2000, the Company expensed approximately $1.6 million of the deferred stock-based compensation.

  Deferred Stock-based Compensation - Non-employees

     In May 2000, the Company granted a stock option to purchase 4,811 shares of common stock to a vendor. These options vest over a four-year period and expire ten years from the date of grant. The vesting of this award is not contingent upon the performance of future services. The fair value of this option at the grant date was estimated to be $99,000 using the Black-Scholes option pricing model. During the year ended December 31, 2000, $14,000 was recognized as compensation expense.

     In October 2000, the Company issued 28,871 shares of common stock in connection with the termination of a distribution agreement. (See Note 16).

11. INCOME TAXES

     Income (loss) before income taxes for domestic and non-U.S. operations is as follows (in thousands):

                                                         2000       1999       1998
                                                       --------    -------    -------
Net income (loss) before income taxes:
  U.S. ..............................................  $(15,663)   $(5,013)   $(8,807)
  Foreign............................................     9,535     19,508      6,679
                                                       --------    -------    -------
Total income (loss) before income taxes..............  $ (6,128)   $14,495    $(2,128)
                                                       ========    =======    =======

     The benefit (provision) for income taxes consisted of the following (in thousands):

                                                          2000      1999       1998
                                                         ------    -------    -------
Deferred:
  Federal..............................................  $  981    $ 1,243    $ 1,607
  State................................................     393        281        389
  Foreign..............................................    (391)        10         --
                                                         ------    -------    -------
                                                            983      1,534      1,996
                                                         ------    -------    -------
Current:
  Federal..............................................      --       (733)    (2,480)
  State................................................      --       (208)      (420)
  Foreign..............................................      49     (5,394)    (1,941)
                                                         ------    -------    -------
                                                             49     (6,335)    (4,841)
                                                         ------    -------    -------
Total benefit (provision) for income taxes.............  $1,032    $(4,801)   $(2,845)
                                                         ======    =======    =======

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     Significant items making up deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Accounts receivable allowances............................  $   683    $   555
  Inventory adjustment......................................      759      1,109
  Net operating loss carryforwards..........................    9,041      4,446
  Unrealized loss on investment.............................      941         --
  Foreign currency translation adjustment...................    1,147         --
  Other accruals............................................    1,499      1,149
                                                              -------    -------
                                                               14,070      7,259
Less valuation allowance....................................   (6,240)    (3,527)
                                                              -------    -------
                                                                7,830      3,732
Deferred tax liability:
  Intangibles and other assets..............................   (1,031)        --
  Unrealized gain on investments............................       --     (3,094)
  Other.....................................................     (183)      (107)
                                                              -------    -------
Net deferred tax asset......................................  $ 6,616    $   531
                                                              =======    =======

     Net operating losses of $11.4 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentives stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders' equity when the Company generates taxable income.

     The increased valuation allowance in 2000 relates primarily to net operating losses of Microtech, which was acquired during the year (see Note 2). Management believes the realizability of the net deferred tax asset of $6.6 million as of December 31, 2000 is likely considering the amounts available in carryback periods and SCM's projections of future taxable income. The Company has provided a valuation allowance of $6.2 million as of December 31, 2000 due to the uncertainty of the use of the net operating loss carryforwards due primarily to certain limitations.

     The benefit (provision) for taxes reconciles to the amount computed by applying the statutory federal rate to income (loss) before income taxes as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Computed expected tax benefit (provision)...................   34%    (35)%     34%
State taxes, net of federal benefit.........................    4%     --       (6)%
Foreign taxes benefits provided for at rates other than U.S.
  statutory rate............................................   17%     10%      16%
Foreign research and development credit.....................   30%     --       --
Benefits of U.S. net operating loss carryforwards...........   --      --       18%
Expenses not currently deductible for tax purposes..........  (62)%    (8)%   (205)%
Change in the valuation allowance for deferred tax assets at
  beginning of year allocated to income tax expense.........   --      --        9%
Other.......................................................   (6)%    --       --
                                                              ---     ---     ----
Provision for income taxes..................................   17%    (33)%   (134)%
                                                              ===     ===     ====

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

     The Company had net operating loss carryforwards of approximately $38.4 million and $11.2 million for federal and state income tax purposes, respectively. Additionally, the Company's Japanese subsidiary had net operating loss carryforwards of approximately $0.6 million as of December 31, 2000 for Japanese tax purposes. The Japanese net operating loss carryforward will expire approximately in the years 2001 and 2002. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2013, and the California net operating loss carryforwards will expire in the years 2000 through 2005. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary's federal and California net operating loss carryforwards being subject to an annual limitation of approximately $0.3 million. Another ownership change resulted from the Company's IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. Additionally, the use of net operating loss carryforwards of Dazzle and Microtech are both limited to approximately $0.6 million per year.

12. NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share from continuing operations (in thousands).

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income (loss) (numerator), basic..................  $(4,709)   $ 9,108    $(4,973)
Dilutive effect of Dazzle options.....................       --        (93)        --
                                                        -------    -------    -------
Net income (loss) (numerator), diluted................  $(4,709)   $ 9,015    $(4,973)
                                                        =======    =======    =======
Shares (denominator):
  Weighted average common shares outstanding used in
     computation of basic.............................   14,641     14,082     13,253
  Dilutive effect of common stock equivalents using
     the treasury stock method........................       --      1,004         --
                                                        -------    -------    -------
Shares used in computation, diluted...................   14,641     15,086     13,253
                                                        =======    =======    =======
Net income (loss) per share:
  Basic...............................................  $ (0.32)   $  0.65    $ (0.38)
                                                        =======    =======    =======
  Diluted.............................................  $ (0.32)   $  0.60    $ (0.38)
                                                        =======    =======    =======

     Excluded from the computation of diluted EPS for the year ended December 31, 2000 are common equivalent shares resulting from the effect of 3,552,953 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $40.37 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 1999 are common equivalent shares resulting from the effect of 404,707 shares issuable under stock options because their inclusion would be antidilutive. These options had a weighted average exercise price of $62.89 for 1999. Excluded from the computation of diluted EPS for the year ended December 31, 1998 are common equivalent shares resulting from the effect of 1,496,068 and 16,731 shares issuable under the stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $21.23 and $5.72 per share, respectively.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

13. SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

     The executive staff aligned the Company's organization along three product segments: Digital TV and Video, Digital Media and Connectivity and PC Security. The executive staff reviews financial information and business performance along these three product segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company's reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Digital TV and Video:
  Revenues..........................................  $ 78,940    $ 46,396    $30,348
  Gross margin......................................    27,784      17,712     12,192
Digital Media and Connectivity:
  Revenues..........................................  $ 62,890    $ 61,717    $35,594
  Gross margin......................................    18,373      18,404     10,051
PC Security:
  Revenues..........................................  $ 16,004    $ 19,175    $19,067
  Gross margin......................................     6,814       8,548      5,618
Total:
  Revenues..........................................  $157,834    $127,288    $85,009
  Gross margin......................................    52,971      44,664     27,861

     Additional information regarding revenue by geographic region is as follows (in thousands):

                                                        2000        1999       1998
                                                      --------    --------    -------
United States.......................................  $ 81,873    $ 60,536    $32,686
Europe..............................................    51,442      42,501     35,467
Asia-Pacific........................................    24,519      24,251     16,856
                                                      --------    --------    -------
                                                      $157,834    $127,288    $85,009
                                                      ========    ========    =======

     Geographic revenues are based on the country where the customers are located.

     No customers exceeded 10% of total net revenues for 2000 and 1999. One customer represented 17% of the Company's total net revenues in 1998.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

14. COMMITMENTS

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next sixteen years. Rent expense was $1.9 million, $1.5 million, and $0.7 million in 2000, 1999, and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows for the years ending (in thousands):

2001........................................................  $ 2,991
2002........................................................    3,185
2003........................................................    1,706
2004........................................................    1,326
2005........................................................    1,050
Thereafter..................................................    4,381
                                                              -------
Total minimum lease payments................................  $14,639
                                                              =======

15. RELATED PARTY TRANSACTIONS

     In September 2000, SCM loaned $0.8 million to SATUP Databroadcasting AG ("Satup"), a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter, the loan was converted into common shares of Satup and an additional $0.1 million was invested to bring its ownership in Satup to approximately 10%. During 2000, SCM recognized $0.3 million in revenue from Satup and had an accounts receivable of $0.4 million as December 31, 2000.

     In 1999, SCM loaned $3.6 million to Spyrus, Inc., a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, Spyrus consummated a $20.2 million preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus' Series B preferred stock at a price of $0.10 per share through the conversion of the loan. This represented approximately 15.8% of Spyrus' outstanding common stock on an as converted basis. In connection with this transaction, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus' outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus' board of directors and a member of SCM's Board currently serves as SCM's appointee.

     In the fourth quarter of 2000, SCM invested an additional $0.5 million in Series B preferred stock bringing its ownership of Spyrus to approximately 16.4% on an as converted basis. Shares held by SCM's directors remained unchanged and represented approximately 2.8% of Spyrus' outstanding common stock on an as converted basis.

16. LEGAL PROCEEDINGS

     The Company from time to time could be subject to claims arising in the ordinary course of business or a defendant in lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     In 2000, SCM issued 28,871 shares of common stock and paid cash for a contract termination, dispute resolution settlement and legal fees. The total amounts recorded for these items was $5.0 million. Such amounts are included in General and Administrative expenses.

                    SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share data):

                                                                   QUARTER ENDED
                                             ---------------------------------------------------------
                                              MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             -----------    -----------    ------------    -----------
                                                                    (UNAUDITED)
2000
Net revenue................................    $32,072        $30,048        $43,263        $ 52,451
Gross profit...............................     11,966          9,964         14,266          16,775
Income (loss) from operations..............      2,354           (536)        (3,734)        (12,088)
Net income (loss)..........................      2,678          1,247         (2,411)         (6,223)
Net income (loss) per share
  Basic....................................       0.19           0.09          (0.17)          (0.41)
  Diluted..................................       0.17           0.08          (0.17)          (0.41)
1999
Net revenue................................    $24,361        $26,383        $36,401        $ 40,143
Gross profit...............................      8,345          7,149         13,353          15,817
Income (loss) from operations..............      1,944         (4,501)         4,151           6,222
Net income (loss)..........................      2,410         (3,256)         3,824           6,130
Net income (loss) per share
  Basic....................................       0.17          (0.23)          0.27            0.43
  Diluted..................................       0.16          (0.23)          0.26            0.40

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
     3.1*     Fourth Amended and Restated Certificate of Incorporation.
     3.2*     Bylaws, as amended, of Registrant.
     4.1*     Form of Registrant's Common Stock Certificate.
     9.1*     Form of Director and Officer Indemnification Agreement.
     9.2*     1997 Stock Plan.
    10.1*     1997 Employee Stock Purchase Plan.
    10.2*     1997 Director Option Plan.
    10.3*     1997 Stock Option Plan for French Employees.
    10.4*     1997 Employee Stock Purchase Plan for Non-U.S. Employees.
    10.5***   2000 Non-statutory Stock Option Plan.
    10.6***   LA Vision, Inc. 1997 Option Plan.
    10.7***   Dazzle Multimedia, Inc. 1998 Stock Plan.
    10.8***   Dazzle Multimedia, Inc. 2000 Stock Option Plan.
    10.9**    Revolving Credit Loan and Security Agreement, dated
              September 26, 1997, between Registrant and Comerica Bank.
    10.10*    Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
    10.11*    Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
    10.12*    Line of Credit, dated November 11, 1996, between Registrant and Stadtsparkasse Munchen.
    10.13*    Sublease Agreement, dated December 17, 1996, between
              Intermart Systems, Inc. and Registrant.
    10.14     Sublease Agreement, dated March 15, 2000 between Dazzle
              Multimedia, Inc. and Zitec Corporation.
    10.15     Sublease Agreement, dated December 14, 2000, between
              Microtech International and Golden Goose LLC.
    10.16*    Amended and Restated Stockholders' Agreement, dated April
              11, 1997, between Registrant and certain investors.
    10.17*    Form of Employment Agreement between SCM GmbH and Messrs.
              Schneider and Meier.
    10.18*+   Commitment Instrument, dated August 7, 1996, among France
              Telecom, Matra Communication, Registrant and Matra MHS.
    10.19*+   Teaming Agreement, dated October 6, 1995, between
              Temic/Matra MHS, Matra Communication and Registrant.
    10.20*+   Development Agreement, dated March 6, 1997, between Intel
              Corporation and Registrant.
    10.21*+   Technology Development and License Agreement, dated
              September 27, 1996, between Registrant and Sun Microsystems,
              Inc.
    10.22*    Cooperation Contract, dated March 25, 1996, between
              Registrant and Stocko Metallwarenfabriken Henkels und Sohn
              GmbH & Co.
    10.23*+   Development and Supply Agreement, dated October 9, 1996,
              between BetaDigital Gesellschaft fur digitale Fernsehdienste
              GmbH and Registrant.
    10.24*    Framework Contract, dated December 23, 1996, between Siemens
              Nixdorf Informationssysteme AG and Registrant.
    10.25*    B-1 License and Know-How Contract, dated September 4, 1996, between Deutsche Telekom AG and Registrant, as amended.
    10.26*    Technology Option Agreement, dated January 31, 1997, between
              Wolfgang Neifer and Registrant.
    10.27*+   Development and Supply Agreement, dated May 15, 1997,
              between Telenor Conax and Registrant.
    10.28*+   Manufacturer's Sales Representative Agreement, dated
              December 8, 1994, between Registrant and AGM.

    EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
    -------                     -----------------------
    10.29*    License Agreement, dated September 5, 1997, between the
              Registrant and Gemplus.
    10.30*    Warrant Issuance and Common Stock Agreement, dated September
              5, 1997, between the Registrant and Gemplus.
    10.31*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.32*    Common Stock Purchase Warrant dated September 5, 1997,
              issued to Gemplus.
    10.33*    Waiver and Amendment to Amended and Restated Stockholders'
              Agreement dated September 5, 1997.
    21.1*     Subsidiaries of the Registrant.
    23.1      Consent of Deloitte & Touche LLP, Independent Auditors.
    23.2      Consent of KPMG LLP, Independent Auditors.

---------------
  * Filed previously as an exhibit to SCM's Registration Statement on Form S-1 (See SEC File No. 333-29073).

 ** Filed previously as an exhibit to SCM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See SEC File No. 000-22689).

*** Filed previously as an exhibit to SCM's Registration Statement on Form S-8
    (See SEC File No. 333-51792).

  + Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section Section 200.80(b)(4),
    200.83 and 230.46.

(b) Reports on Form 8-K

     None

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.