Form 10-Q
period 2001-03-31
SCM MICROSYSTEMS INC
filed 2001-05-14
CIK 1036044

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------

                                   FORM 10-Q

                                 ---------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                    47211 BAYSIDE PARKWAY, FREMONT, CA 94538
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (510) 360-2300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

At May 10, 2001, 15,326,349 shares of common stock were outstanding.

================================================================================


                                    1 of 24

ITEM 1.  FINANCIAL STATEMENTS

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                2001           2000
                                                             ----------      --------
Net revenue                                                   $ 45,107       $ 32,072

Cost of revenue                                                 40,863         20,106
                                                              --------       --------
       Gross profit                                              4,244         11,966
                                                              --------       --------

Operating expenses:
    Research and development                                     3,582          2,721
    Selling and marketing                                        8,576          3,871
    General and administrative                                   6,193          2,586
    Amortization of goodwill and intangibles                     3,708            434
    In-process research and development                            115              -
                                                              --------       --------
       Total operating expenses                                 22,174          9,612
                                                              --------       --------
       Income (loss) from operations                           (17,930)         2,354
Loss from investments                                           (5,679)             -
Interest and other, net                                            (33)         1,782
                                                              --------       --------
       Income (loss) before income taxes and minority
         interest                                              (23,642)         4,136
Benefit (provision) for income taxes                             5,188         (1,241)
Minority interest in loss (earnings) of consolidated
 subsidiaries                                                      100           (217)
                                                              --------       --------
       Net income (loss)                                      $(18,354)      $  2,678
                                                              ========       ========
  Basic net income (loss) per share                           $  (1.20)      $   0.19
                                                              ========       ========
  Diluted net income (loss) per share                         $  (1.20)      $   0.17
                                                              ========       ========
  Shares used to compute basic net income (loss) per share      15,269         14,275
                                                              ========       ========
  Shares used to compute diluted net income (loss) per share    15,269         15,669
                                                              ========       ========
Comprehensive income (loss):
  Net income (loss)                                           $(18,354)      $  2,678
  Unrealized gain on investment net of deferred taxes            1,049            622
  Foreign currency translation adjustment                       (2,442)          (275)
                                                              --------       --------
       Total comprehensive income (loss)                      $(19,747)      $  3,025
                                                              ========       ========

See notes to condensed consolidated financial statements.


                                    2 of 24

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                           MARCH 31,      DECEMBER 31,
ASSETS                                                        2001            2000
                                                           ---------      ------------
Current assets:
    Cash, cash equivalents and short-term investments      $  51,757       $  66,926
    Accounts receivable, net                                  48,984          54,913
    Inventories                                               34,623          36,799
    Other current assets                                       7,808           5,492
                                                           ---------       ---------
      Total current assets                                   143,172         164,130

Property and equipment, net                                   10,349          10,476
Investments                                                    4,041           8,070
Long-term deferred income taxes                               10,286           5,086
Intangible assets, net                                        62,346          64,129
Other assets                                                   1,376             504
                                                           ---------       ---------
      Total assets                                         $ 231,570       $ 252,395
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  29,665       $  27,167
    Accrued expenses                                           8,005          12,071
    Income taxes payable                                         843           1,147
                                                           ---------       ---------
      Total current liabilities                               38,513          40,385

Deferred tax liability                                         2,133           1,214
Minority interest                                                159             636

Stockholders' equity:
    Capital stock                                                 15              15
    Additional paid-in capital                               222,627         223,677
    Deferred stock compensation                               (2,599)         (4,001)
    Accumulated deficit                                      (24,415)         (6,061)
    Other cumulative comprehensive income                     (4,863)         (3,470)
                                                           ---------       ---------
      Total stockholders' equity                             190,765         210,160
                                                           ---------       ---------
      Total liabilities and
      stockholders' equity                                 $ 231,570       $ 252,395
                                                           =========       =========

See notes to condensed consolidated financial statements.

                                    3 of 24

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                         -----------------------------
                                                                           2001                 2000
                                                                         --------             --------
       Cash flows from operating activities:
          Net income (loss)                                              $(18,354)            $  2,678
          Adjustments to reconcile net income (loss) to net
            cash used in operating activities:
              Deferred income taxes                                        (5,200)                 169
              Depreciation and amortization                                 4,453                1,025
              In-process research and development                             115                   --
              Minority interest in earnings of subsidiaries                  (100)                 217
              Amortization of deferred stock compensation                     192                   17
              Loss on long-term investments                                 5,679                   --
              Changes in operating assets and liabilities:
               Accounts receivable                                          4,100                 (431)
               Inventories                                                    826               (4,192)
               Other assets                                                (1,967)               1,006
               Accounts payable                                             3,191               (2,039)
               Accrued expenses                                            (3,769)              (1,030)
               Income taxes payable                                          (257)                (996)
                                                                         --------             --------
                 Net cash used in operating activities                    (11,091)              (3,576)
                                                                         --------             --------
       Cash flows provided by (used in) investing activities:
          Capital expenditures                                             (2,109)                (954)
          Purchase of long-term investment                                     --               (2,000)
          Business acquired, net of cash received                          (2,366)                  --
          Maturities of short-term investments                             26,580               34,222
          Purchases of short-term investments                             (25,460)             (15,348)
                                                                         --------             --------
                 Net cash provided by (used in) investing activities       (3,355)              15,920
                                                                         --------             --------

       Cash flows from financing activities:
          Payments on line of credit and other current debt                    --                  (28)
          Proceeds from issuance of equity securities, net                    153                7,591
                                                                         --------             --------
                 Net cash provided by financing activities                    153                7,563

       Effect of exchange rates on cash and cash equivalents                  204                  255
                                                                         --------             --------

       Net increase (decrease) in cash and cash equivalents               (14,089)              20,162

       Cash and cash equivalents at beginning of period                    33,699               45,662
                                                                         --------             --------

       Cash and cash equivalents at end of period                        $ 19,610             $ 65,824
                                                                         ========             ========

       Supplemental disclosures of cash flow information:

          Cash paid for income taxes                                     $    389             $  3,029
                                                                         ========             ========

          Cash paid for interest                                         $     --             $     21
                                                                         ========             ========


See notes to condensed consolidated financial statements.



                                    4 of 24

                     SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems' ("SCM") December 31, 2000 annual report on Form 10-K.

2.      LONG-TERM INVESTMENTS

        Long-term investments consist of the following (in thousands):

                                                                  MARCH 31,        DECEMBER 31,
                                                                    2001              2000
                                                                  ---------        ------------
   Investment in SmartDisk, at fair value .............            $  948            $1,306
   Investment in Spyrus, at estimated value ...........               809             4,046
   Investment in ActivCard, at fair value .............             1,274             1,551
   Investment in SATUP, at cost .......................               859               859
   Other ..............................................               151               308
                                                                   ------            ------

           Total ......................................            $4,041            $8,070
                                                                   ======            ======


        The investments in SmartDisk and ActivCard represent the quoted market value of SCM's investment in their common stock.

        In 1999, SCM made loans to Spyrus, a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, SCM converted its loans into shares of Spyrus' Series B convertible preferred stock. In the fourth quarter of 2000, SCM invested an additional $0.5 million in Spyrus Series B convertible preferred stock. This additional investment brought SCM's ownership of all outstanding shares of Spyrus to approximately 16.4%.

        In September 2000, SCM loaned $0.8 million to Satup Databroadcasting AG ("Satup"), a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter of 2000, the loan was converted into common shares of Satup and an additional $0.1 million was invested into common shares to bring SCM's ownership in Satup to approximately 10%. Satup is a customer of SCM.

        During each quarter, we evaluate the above investments for possible asset impairment. We examine a number of factors including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short- and long-term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved by these companies in obtaining addition funding, SCM determined that our investments in SmartDisk and Spyrus have been permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which



                                    5 of 24
approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001.

3.      INVENTORIES

        Inventories consist of (in thousands):

                                                   AS OF             AS OF
                                                 MARCH 31,        DECEMBER 31,
                                                   2001               2000
                                                 ---------        ------------
        Raw materials ................            $14,581            $20,599
        Finished goods ...............             20,042             16,200
                                                  -------            -------

                                                  $34,623            $36,799
                                                  =======            =======


4.      RECENT ACCOUNTING PRONOUNCEMENT

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company generally does not utilize derivative instruments and had no such instruments at January 1, 2001, therefore, the adoption of SFAS No. 133 in 2001 had no impact on the Company's financial position, results of operations and cash flows.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the Securities and Exchange Commission in administering the disclosure requirements of the federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company's financial position, results of operations or cash flows.

5.      ACQUISITIONS

        Dazzle Multimedia, Inc.

        In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc. (Dazzle), a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle's research and development efforts that had not reached technological feasibility and had no future uses per an independent valuation.


6.      SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        SCM adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within SCM for making operating decisions and assessing financial performance. Our chief operating decision maker is considered to be our executive staff, consisting of the Chief Executive Officer, Chief Operations Officer and Executive Chairman.

        The executive staff has aligned our organization along three business segments: Digital TV and Video, Digital Media and Connectivity and PC Security. The executive staff reviews financial information and business



                                    6 of 24
performance along these three product segments. We evaluate the performance of our business segments at the revenue and gross margin level. Our reporting systems do not track or allocate operating expenses or assets by segment. We do not include intercompany transfers between segments for management purposes.

        Summary information by segment for the quarters ended March 31, 2001 and 2000, is as follows (in thousands):

                                                 Quarter Ended
                                                   March 31,
                                           --------------------------
                                            2001               2000
                                           -------            -------
Digital TV and Video:
    Revenues                               $24,379            $15,562
    Gross profit                             1,406              6,004

Digital Media and Connectivity:
    Revenues                               $16,215            $11,317
    Gross profit                             1,432              3,632

PC Security:
    Revenues                               $ 4,513            $ 5,193
    Gross profit                             1,406              2,330

        Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                              2001               2000
                                            -------            -------
                   United States            $19,043            $15,958
                   Europe                    16,471             11,404
                   Asia-Pacific               9,593              4,710
                                            -------            -------
                                            $45,107            $32,072
                                            =======            =======

        One customer represented 12% of SCM's total net revenue for the quarter ended March 31, 2001. No customers exceeded 10% of total net revenue for the quarter ended March 31, 2000.



                                    7 of 24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "estimate", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Factors That May Affect Future Operating Results". These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

ACQUISITIONS

        Dazzle Multimedia Inc.

        In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc. (Dazzle), a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle's research and development efforts that had not reached technological feasibility and had no future uses per an independent valuation.


RESULTS OF OPERATIONS

        Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended March 31, 2001 was $45.1 million compared to $32.1 million in 2000, an increase of 41%. The increase in revenue in the first quarter of 2001 over the same quarter in 2000 was due primarily to an increase in shipments of our Digital TV and Video products of $8.8 million and an increase in shipments of Digital Media and Connectivity products of $4.9 million, partially offset by a $0.7 million decrease in PC Security products. The increase in our Digital TV and Video revenue was primarily due to increased shipments of our conditional access modules for digital television broadcasts in Europe. The increase in Digital Media and Connectivity revenue was primarily due to increased shipments of digital photography related products in the United States sold through the retail channel by Microtech, which was acquired at the end of the second quarter of 2000. Revenue from our PC Security products decreased primarily due to reduced demand for our legacy SwapBox products, which were included in 2000 figures



                                    8 of 24
but not included in 2001. Sales to SCM's top 10 customers accounted for 47% and 41% of total net revenues in the first quarter of 2001 and 2000, respectively.

        Gross Profit. Gross profit for the first quarter of 2001 was $4.2 million, or 9% of total net revenue, compared to $12.0 million, or 37%, for the first quarter of 2000. The decrease in gross profit in absolute dollars for the first quarter of 2001 was primarily due to a $10.0 million increase in inventory reserves for our St@rKey PC satellite receiver and our digital media reader products and related components. Our St@rKey product was designed to receive MPEG 1 video over satellite, but changing market requirements prompted us to try and rework the product to receive MPEG 2 video. Following the end of the first quarter, we determined that St@rKey was not technically feasible to manage MPEG 2 in its current form, and therefore have taken a charge to inventory for this product and have begun to rearchitect St@rKey to meet current market requirements. We increased inventory reserves for our digital media readers, which are custom built for individual customers, after experiencing cancellations of orders and reducing our expectations for future sales of these products due to generally weaker economic conditions. Without the inventory charge, gross profit for the first quarter would have been 32% of total revenue, compared with 37% for the same period of 2000. This decrease in gross margin percentage from 32% without the inventory write-offs in the first quarter of 2001 compared to 37% for the same period in 2000 was primarily due to shifts in product margins within our divisions and to lower margins associated with sales of our Dazzle branded products into the retail channel. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

        Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the first quarter of 2001, research and development expenses were $3.6 million, compared with $2.7 million in the first quarter of 2000, an increase of 32%. As a percentage of total net revenues, research and development expenses were 8% in the first quarter of 2001 and 2000. The increase in absolute amounts was primarily due to engineering headcount and related product development costs at our development centers in Europe and the United States. Personnel related expenses increased by $0.5 million and prototype expenses increased $0.1 million in the first quarter of 2001 compared to the same quarter in 2000. We believe that the absolute amount of research and development expenses during 2001 will be higher than in 2000 due to a higher number of personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

        Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and advertising and other marketing costs. Selling and marketing expenses for the first quarter of 2001 were $8.6 million, or 19% of revenues, compared with $3.9 million in the first quarter of 2000, or 12% of revenues, an increase of 122%. These increases in absolute amounts in 2001 were primarily due to an increase in selling and marketing costs in the U.S. and Europe. The increases consisted primarily of marketing program costs of $2.1 million, personnel related expenses of $1.6 million, external and internal sales commissions of $0.5 million, and travel costs of $0.3 million. We expect selling and marketing expenses in 2001 to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

        General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM's administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the first quarter of 2001, general and administrative expenses were $6.2 million, an increase of 139% compared with $2.6 million in the first quarter of 2000, and representing 14% and 8% of total net revenue in the first quarter of 2001 and 2000, respectively. This increase in the absolute amount in 2001 was primarily due to an increase for allowances for doubtful accounts receivable of $2.0 million and an increase in compensation expense of $1.0 million. We increased allowances for doubtful accounts after experiencing increased evidence of delays and non-payments from some customers in the first quarter, in some cases caused by customers filing for bankruptcy. The increase in compensation expense primarily was due to our acquisition of Microtech at the end of the second quarter of 2000 and to added infrastructure in the United States. We believe that the headcount-driven component of general and administrative expenses in 2001 will continue to increase in absolute amounts over 2000 levels as we continue to strengthen our infrastructure. We expect general and administrative costs will fluctuate as a percentage of total net revenue.



                                    9 of 24

        Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the first quarter of 2001 was $3.7 million compared with $0.4 million for the same period of 2000. The increase in goodwill and intangible amortization resulted from our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle's acquisition of FAST's Personal Video Division during the past four quarters.

        In-Process Research and Development. In-process research and development costs of $0.1 million in the first quarter of 2001 were for development efforts that had not yet reached technological feasibility at the time of our residual 2.8% acquisition of Dazzle's share capital. These development efforts had no alternative future uses as of the acquisition date.

        Loss from investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short- and long-term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding, SCM determined that our investments in SmartDisk and Spyrus have been permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001. (See Note 2 to our condensed consolidated financial statements).

        Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. In the first quarter of 2001, interest income and other, net, was a net expense of $33,000, compared to a net gain of $1.8 million in the first quarter of 2000. Net interest income for the first quarter of 2001 was $0.7 million compared to $1.7 million for the same period in 2000. The decrease was primarily the result of lower average investable cash balances. Net foreign currency loss for the first quarter of 2001 was $0.7 million compared to a gain of $0.1 for the first quarter of 2000. The decrease in the first quarter of 2001 was primarily due to unfavorable exchange rate changes for the Japanese yen and the German mark compared to the U.S. dollar.

        Benefit (Provision) for Income Taxes. The benefit for income taxes in the first quarter of 2001 was $5.2 million, or a 22% income tax benefit compared to a tax provision with a federal statutory rate of 34%. This effective benefit resulted principally from net losses in the United States and Europe which were partially offset by taxable income generated in other tax jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization of goodwill and intangibles.

        Minority interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholders in two of SCM's subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, our working capital was $104.7 million, compared to working capital of $123.7 million as of December 31, 2000. The decrease in working capital as of March 31, 2001 related primarily to uses of cash from operations of $11.1 million and from investing activities of $3.4 million. Cash used in operations of $11.1 million was primarily due to: a net loss of $18.4 million, deferred income taxes of $5.2 million, a decrease of accruals of $3.8 million and an increase in other assets of $2.0 million. These were only partially offset by a loss on investments of $5.7 million, depreciation and amortization of $4.5 million, a decrease in receivables of $4.1 million and an increase in accounts payable of $3.2 million. Uses of cash from investing activities were primarily due to capital expenditures of $2.1 million and from the purchase of Dazzle share capital of $2.4 million which were only partially offset by a net increase in maturities of short-term investments of $1.1 million.


        SCM has revolving lines of credit with two banks in Germany providing total borrowings of up to DM 3.0 million (approximately $1.3 million as of March 31, 2001). Both lines have no expiration date. The German lines of credit bear interest at rates ranging from 7.25% to 10.0%, and borrowings under these lines of credit are



                                    10 of 24
unsecured. We have an unsecured line of credit in France of FF 2.0 million (approximately $0.3 million as of March 31, 2001) which bears interest at 5.86% and expires in May 2001. In the United States, we have an unsecured $3.0 million line of credit which bears interest at 8.5% and expires in May 2001. In addition, we have a Singapore $1.2 million (approximately U.S. $0.7 million as of March 31, 2001) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 6.5%. At March 31, 2001, no amounts were outstanding under any of our lines of credit.

        We believe that our current capital resources and available borrowings will be sufficient to meet our operating and capital requirements through at least the next twelve months. We may, however, seek additional debt or equity financing prior to that time. We can not assure you that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.



                                    11 of 24

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


WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

        We have a history of losses with an accumulated deficit of $24.4 million as of March 31, 2001. We were not profitable in the first quarter of 2001 before or after one-time charges. We may be unable to attain, or if attained, sustain profitability on an annual or quarterly basis in the future.

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

- costs related to events such as acquisitions, litigation and write-off of investments; and

-       business and economic conditions overall and in our markets.

        Due to these and other factors, our revenues may not increase or remain at their current levels. Should market conditions cause us to take write-offs against inventory, doubtful accounts or investments, our operating expenses could increase. In addition, because a high percentage of our operating expenses are fixed, a small variation in our revenue can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.



                                    12 of 24

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


WEAKNESS IN THE ECONOMY COULD DECREASE DEMAND FOR OUR PRODUCTS OR FOR OUR CUSTOMERS' PRODUCTS, CAUSING CUSTOMERS TO DECREASE OR CANCEL ORDERS TO US OR TO DELAY PAYMENT.

        In recent months, economic uncertainty in the U.S. has resulted in decreased demand from end users for many companies' products, including ours. Specifically, in the first quarter of 2001 we experienced decreased demand for our Dazzle digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. In addition to impacting our retail business, reductions in consumer spending may impact our OEM business as well, as OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand. Reduced or canceled orders for our products could lead to decreased sales in a particular period, and could also cause us to write off inventory, as many of our products are custom made for particular customers. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. Decreased sales or any write-offs, or both, could have a materially adverse affect on our operating results in any given period.


OUR LISTING ON THE NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE IN ADDITION TO OUR LISTING ON THE NASDAQ NATIONAL MARKET EXPOSES OUR STOCK PRICE TO ADDITIONAL RISKS OF FLUCTUATION.

        Our common stock experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors which would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the U.S. to events such as acquisitions, one-time charges, lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. In addition, European market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.


OUR STOCK PRICE HAS BEEN AND IS LIKELY TO REMAIN VOLATILE.

        The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from May 10, 2000 to May 10, 2001, the reported last sale price for our common stock on the Nasdaq market ranged from $9.70 to $101.34 per share. Volatility in our stock price may result from a number of factors, including:

- variations in our or our competitors' financial and/or operational results;

- the fluctuation in market value of comparable companies in any of our markets;

-       comments and forecasts by securities analysts;

-       expected or announced relationships with other companies;

-       any loss of key management;

- announcements of technological innovations or new products by us or our competition;



                                    13 of 24

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


OUR SALES ARE DEPENDENT ON SEVERAL EMERGING MARKETS, WHICH MAY NOT DEVELOP.

        We sell our products primarily to emerging markets which have not yet reached a stage of mass adoption or deployment. If demand for products in the Digital TV, Digital Video, PC Security and/or Digital Media Transfer markets does not develop and grow sufficiently, our revenues and profit margins could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors including:

- the slow pace and uncertainty of adoption in Europe of conditional access modules such as ours which use the DVB-CI standard;

- the strength of entrenched security and set-top receiver suppliers in the U.S. who may resist the use of removable conditional access modules such as ours and prevent or delay opening the U.S. digital television market to greater competition;

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


OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND MEET THE NEEDS OF OUR TARGET MARKETS AND CUSTOMERS.

        The markets for our Digital TV, Digital Video, PC Security and Digital Media Transfer products are characterized by rapidly changing technology. Our customers' needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology or the adoption of new industry standards could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards.

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

        In the PC Security market, our SmartReady, SmartSecure, SmartTrust and SmartRetail product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by financial institutions, the U.S. government, corporations and other large organizations, in advance of anticipated security-oriented applications. However, the market for network and electronic commerce security applications is still emerging and the smart card may not become the industry standard. In this case, demand for our readers will not



                                    14 of 24
grow. In addition, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

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



                                    15 of 24

WE FACE RISKS RELATED TO OUR INCREASED DEPENDENCE ON A RETAIL DISTRIBUTION
MODEL.

        Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products directly to the retail channel. Direct retail distribution is a relatively new model for us and we face additional risks and requirements including:

- generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

- the need to develop, and the related marketing expense of developing brand recognition for our Dazzle and Microtech branded products;

-       the need to protect the reputation of our brands for quality and value;
        and

- the need to successfully and cost-effectively develop new retail distribution channels for these products.

        We are contractually obligated to accept returned products from our distributors and OEM customers only on a limited basis. However, if consumer demand is less than anticipated our distributors and OEMs may seek to return products to us. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase even more than present levels in the future.

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

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES.

        We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 58% of our revenues for the three months ended March 31, 2001 and 48%, 52%, and 62% for the years ended December 31, 2000, 1999, and 1998, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

- foreign currency exchange rate change, especially since we do not currently engage in hedging activities with respect to our foreign currency exposure;

- tariffs and other trade barriers, including import and export restrictions;



                                    16 of 24

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


WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

        Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $157.8 million in 2000. Net revenue for the first quarter of 2001 was $45.1 million. We have expanded our business from the PC Security market to include the Digital TV, Digital Video and Digital Media Transfer markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 549 as of December 31, 2000. We had 554 employees at March 31, 2001.

        Our growth and our growth plans have placed and are likely to continue to place a significant burden on our operating and financial systems and increase responsibility for senior management and other personnel. Our existing management or any new members of management may not be able to improve our existing systems and controls or implement new systems and controls in response to our anticipated growth. In addition, our intention to reduce or redeploy personnel to reduce expenses from time to time may limit our capacity to grow.


OUR OEM CUSTOMERS MAY DEVELOP TECHNOLOGY SIMILAR TO OURS, RESULTING IN A REDUCTION IN RELATED CUSTOMER PURCHASES, CANCELED ORDERS AND DIRECT COMPETITION FROM THESE CUSTOMERS.

        We sell our products to many original equipment manufacturers who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. For example, in the past, SanDisk Corporation has purchased various Digital Media Transfer products from us and marketed them under the SanDisk brand. Recently, SanDisk developed a Digital Media Transfer product of its own and has begun marketing it. Consequently, in the first quarter of 2001, SanDisk canceled orders for our digital media readers. Going forward, SanDisk may not place orders for our products, which could decrease our revenues. In addition, SanDisk may market its competing products to other potential customers.


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



                                    17 of 24

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

-       integrate sales forces;

-       consolidate duplicate facilities; and

-       cost effectively manage our combined business.

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


WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND FACE THE RISK OF FUTURE CHARGES AS A RESULT OF PAST ACQUISITIONS.

        In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings. The Financial Accounting Standards Board is addressing accounting for business combinations which could cause our accounting of goodwill and acquired intangibles to change.


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

OUR KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND SUCH KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

        We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In addition, certain of our



                                    18 of 24
executive officers are subject to one-year non-compete agreements. Non-compete agreements are, however, generally difficult to enforce. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them, including those individuals that are subject to non-compete agreements.

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



                                    19 of 24

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

        Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 37% of our total net revenues in 2000, with no customer accounting for 10% or more of our revenues. Sales to our top 10 customers accounted for approximately 47% of our total net revenues for the first quarter of 2001, with one customer accounting for 12% of our revenues. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.


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



                                    20 of 24

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



                                    21 of 24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK FOREIGN CURRENCIES

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

        SCM's foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2001.



                                    22 of 24

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits.

               None

           (b) Reports on Form 8-K

               None.



                                    23 of 24

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCM MICROSYSTEMS, INC.

Date:   May 11, 2001
                                     /s/ ANDREW WARNER
                                     -------------------------------------------
                                     Andrew Warner
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                               Officer)



                                    24 of 24