Form 10-Q
period 2001-06-30
SCM MICROSYSTEMS INC
filed 2001-08-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________TO _________

COMMISSION FILE NUMBER: 0-22689

SCM MICROSYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0444317 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

47211 Bayside Parkway, Fremont, CA 94538
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(510) 360- 2300
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes    [   ]  No

At August 3, 2001, 15,329,460 shares of common stock were outstanding.

1 of 24

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenue	$46,600	$30,048	$91,707	$62,120

Cost of revenue	31,419	20,084	72,282	40,190

Gross profit	15,181	9,964	19,425	21,930

Operating expenses:

Research and development	3,389	2,965	6,971	5,686

Selling and marketing	6,875	4,328	15,689	8,199

General and administrative	4,860	2,775	10,815	5,361

Amortization of goodwill and intangibles	3,657	432	7,365	866

One-time and restructuring charges	3,615	—	3,730	—

Total operating expenses	22,396	10,500	44,570	20,112

Income (loss) from operations	(7,215)	(536)	(25,145)	1,818

Loss from investments	—	—	(5,679)	—

Interest and other, net	1,081	2,322	1,048	4,104

Income (loss) before income taxes and minority interest	(6,134)	1,786	(29,776)	5,922

Benefit (provision) for income taxes	853	(547)	6,041	(1,788)

Minority interest in loss (earnings) of consolidated subsidiaries	64	8	164	(209)

Net income (loss)	$(5,217)	$1,247	$(23,571)	$3,925

Basic net income (loss) per share	$(0.34)	$0.09	$(1.54)	$0.27

Diluted net income (loss) per share	$(0.34)	$0.08	$(1.54)	$0.25

Shares used to compute basic net income (loss) per share	15,318	14,447	15,293	14,362

Shares used to compute diluted net income (loss) per share	15,318	15,677	15,293	15,666

Comprehensive income (loss):

Net income (loss)	$(5,217)	$1,247	$(23,571)	$3,925

Unrealized gain (loss) on investments net of deferred taxes	106	(1,486)	1,155	(864)

Foreign currency translation adjustment, net of deferred taxes	(763)	(733)	(3,205)	(898)

Total comprehensive income (loss)	$(5,874)	$(972)	$(25,621)	$2,163

See notes to condensed consolidated financial statements.

2 of 24

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash, cash equivalents and short-term investments	$51,387	$66,926

Accounts receivable, net	43,312	54,913

Inventories	34,867	36,799

Other current assets	6,405	5,492

Total current assets	135,971	164,130

Property and equipment, net	11,376	10,476

Investments	4,762	8,070

Long-term deferred income taxes	11,139	5,086

Intangible assets, net	62,017	64,129

Other assets	1,107	504

Total assets	$226,372	$252,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$25,305	$27,167

Accrued expenses	12,445	12,071

Income taxes payable	957	1,147

Total current liabilities	38,707	40,385

Deferred tax liability	2,227	1,214

Minority interest	95	636

Stockholders’ equity:

Capital stock	15	15

Additional paid-in capital	222,866	223,677

Deferred stock compensation	(2,386)	(4,001)

Accumulated deficit	(29,632)	(6,061)

Other cumulative comprehensive income	(5,520)	(3,470)

Total stockholders’ equity	185,343	210,160

Total liabilities and stockholders’ equity	$226,372	$252,395

See notes to condensed consolidated financial statements.

3 of 24

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months
	ended June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(23,571)	$3,925

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Deferred income taxes	(6,053)	598

Depreciation and amortization	9,048	2,021

In-process research and development	115	—

Minority interest in (earnings) loss of subsidiaries	(164)	209

Amortization of deferred stock compensation	405	34

Loss on long-term investments	5,679	—

Loss on sale of fixed assets	352	—

Changes in operating assets and liabilities:

Accounts receivable	9,506	(5,184)

Inventories	446	(6,466)

Other assets	(1,255)	1,893

Accounts payable	(1,160)	(3,951)

Accrued expenses	718	(181)

Income taxes payable	(131)	(2,943)

Net cash used in operating activities	(6,065)	(10,045)

Cash flows provided by investing activities:

Capital expenditures	(3,600)	(2,722)

Proceeds from sale of subsidiary	—	39

Proceeds from sale of fixed assets	89	—

Purchase of long-term investment	(470)	(4,584)

Business acquired, net of cash received	(5,745)	(7,226)

Maturities of short-term investments	54,732	68,187

Purchases of short-term investments	(25,460)	(36,104)

Net cash provided by investing activities	19,546	17,590

Cash flows provided by financing activities:

Payments on line of credit and other current debt	—	(3,950)

Proceeds from issuance of equity securities, net	399	9,119

Net cash provided by financing activities	399	5,169

Effect of exchange rates on cash and cash equivalents	(161)	(616)

Net increase in cash and cash equivalents	13,719	12,098

Cash and cash equivalents at beginning of period	33,699	45,662

Cash and cash equivalents at end of period	$47,418	$57,760

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$712	$5,083

Cash paid for interest	$—	$348

See notes to condensed consolidated financial statements.

4 of 24

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the SCM Microsystems’ (“SCM”) annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. LONG-TERM INVESTMENTS

     Long-term investments consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Investment in SmartDisk, at fair value	$1,396	$1,306

Investment in Spyrus, at estimated value	809	4,046

Investment in ActivCard, at fair value	1,046	1,551

Investment in Satup, at cost	1,346	859

Other	165	308

Total	$4,762	$8,070

     The investments in SmartDisk and ActivCard represent the quoted market value of SCM’s investment in their common stock.

     In 1999, SCM made loans to Spyrus, a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, SCM converted its loans into shares of Spyrus’ Series B convertible preferred stock. In the fourth quarter of 2000, SCM invested an additional $0.5 million in Spyrus Series B convertible preferred stock. This additional investment brought SCM’s ownership of all outstanding shares of Spyrus to approximately 16.4%. In July 2001, SCM invested an additional $0.25 million in Spyrus. The additional investment maintained SCM’s ownership in Spyrus at 16.4%.

     In September 2000, SCM loaned $0.8 million to Satup Databroadcasting AG (“Satup”), a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter of 2000, the loan was converted into common shares of Satup and an additional $0.1 million was invested into common shares. In the second quarter of 2001, SCM invested an additional $0.5 million in Satup common stock. SCM’s ownership in Satup at the end of the second quarter of 2001 was approximately 10%. Satup is a customer of SCM.

     During each quarter, the Company evaluates the above investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short- and long-term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved by these companies in obtaining additional funding, SCM determined that our investments

5 of 24

in SmartDisk and Spyrus were permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001.

3. INVENTORIES

     Inventories consist of (in thousands):

	As of	As of
	June 30,	December 31,
	2001	2000

Raw materials	$18,402	$20,599

Finished goods	16,465	16,200

	$34,867	$36,799

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Goodwill with a net carrying value of $45.0 million at June 30, 2001 is currently being amortized at approximately $11.2 million annually. The Company is currently assessing the financial statement impact of the adoption of SFAS No. 141 and 142.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company generally does not utilize derivative instruments and had no such instruments at January 1, 2001, therefore the adoption of SFAS No. 133 in 2001 had no impact on the Company’s financial position, results of operation and cash flow.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the Securities and Exchange Commission in administering the disclosure requirements of the federal securities laws in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 had no impact on the Company’s financial position, results of operations or cash flows.

5. ACQUISITIONS

     Dazzle Multimedia, Inc.

     In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc. (Dazzle), a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased

6 of 24

intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses per an independent valuation.

     In the second quarter of 2001, SCM acquired an additional 0.2% of the outstanding share capital of Dazzle for approximately $130,000. Intangible assets increased by approximately $3.4 million because of the additional share capital of Dazzle acquired during the quarter and $3.3 million for the increase in purchase price, related to earn-out calculations associated with our acquisitions in 2000.

6. SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     SCM adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within SCM for making operating decisions and assessing financial performance. Our chief operating decision makers are considered to be our Chief Executive Officer and Chief Financial Officer.

     Management has aligned our organization along three business segments: Digital TV and Video, Digital Media and Connectivity and PC Security. The executive staff reviews financial information and business performance along these three product segments. We evaluate the performance of our business segments at the revenue and gross margin level. Our reporting systems do not track or allocate operating expenses or assets by segment. We do not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three- and six- months ended June 30, 2001 and 2000, is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Digital TV and Video:

Revenues	$26,078	$16,305	$50,457	$31,867

Gross margin	8,344	5,529	9,750	11,533

Digital Media and Connectivity:

Revenues	$15,009	$10,493	$31,224	$21,810

Gross margin	4,852	3,023	6,284	6,655

PC Security:

Revenues	$5,513	$3,250	$10,026	$8,443

Gross margin	1,985	1,412	3,391	3,742

     Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three- and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

United States	$17,953	$12,938	$36,996	$28,896

Europe	19,364	11,696	35,835	23,100

Asia-Pacific	9,283	5,414	18,876	10,124

	$46,600	$30,048	$91,707	$62,120

     No customer exceeded 10% of SCM’s revenue for the three- and six-months ended June 30, 2001 and no customers exceeded 10% of total net revenue for the three- and six-months ended June 30, 2000.

7 of 24

7. ONE-TIME AND RESTRUCTURING CHARGES

     During the second quarter of 2001, SCM incurred one-time and restructuring charges of $3.6 million primarily related to legal settlements cost and expenses resulting from the consolidation of operations at various facilities. The following summarizes the expenses related to these activities during the quarter (in thousands):

	Legal	Lease	Asset	Severance &
	Settlements	Commitments	Write downs	other costs	Total

Provision	$739	$1,416	$693	$767	$3,615

Deductions	(468)	—	(352)	(516)	(1,336)

Balance as of June 30, 2001	$271	$1,416	$341	$251	$2,279

     The severance and other costs primarily relate to the reduction in work force of approximately 50 employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will”, “believe”, “anticipate”, “estimate”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Factors That May Affect Future Operating Results”. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2000.

OVERVIEW

     SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the Digital Television, Digital Video, PC Security and Digital Media Transfer markets. Our target customers are end user consumers, systems integrators and manufacturers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers (OEMs). We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, we have organized our business around three divisions: Digital Television and Video, PC Security and Digital Media and Connectivity. We were organized in Delaware in 1996.

ACQUISITIONS

Dazzle Multimedia Inc.

     In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc. (Dazzle), a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses per an independent valuation.

     In the second quarter of 2001, SCM acquired an additional 0.2% of the outstanding share capital of Dazzle for approximately $130,000. Intangible assets increased by approximately $3.4 million because of the additional share

8 of 24

capital of Dazzle acquired during the quarter and $3.3 million for the increase in purchase price, related to earn-out calculations associated with our acquisitions in 2000.

RESULTS OF OPERATIONS

     Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended June 30, 2001 was $46.6 million, compared to $30.0 million in same quarter of 2000, an increase of 55%. The increase in the second quarter of 2001 over the same quarter in 2000 was due primarily to an increase in shipments of our Digital TV and Video products of $9.8 million, Digital Media and Connectivity products of $4.5 million, and of PC Security products of $2.3 million. For the first six months of 2001, net revenues were $91.7 million, compared to $62.1 million for the same period of 2000. The increase in revenue in the first six months of 2001 over the same period in 2000 was due primarily to an increase in sales of our Digital TV and Video products of $18.6 million, Digital Media and Connectivity products of $9.4 million and of PC Security products of $1.6 million. The increase in our Digital TV and Video revenue was primarily due to increased shipments of our conditional access modules for digital television broadcasts in Europe. The increase in Digital Media and Connectivity revenue was primarily due to increased shipments of digital photography related products in the U.S. sold to original equipment manufacturers and through the retail channel by Microtech, which was acquired at the end of Q2 2000. Revenues from our PC Security products increased during the first six months of 2001 compared to the same period in 2000, primarily due to a significant increase in sales of smart card readers intended for the US Government during the second quarter of 2001, which contrasted with a significant decrease in sales to the U.S. Government of our legacy SwapBox products in the second quarter of 2000. Sales to SCM’s top 10 customers accounted for 39% and 38% of total net revenue in the first six months of 2001 and 2000, respectively. No customers of SCM accounted for more than 10% of net revenue during such periods.

     Gross Profit. Gross profit for the second quarter of 2001 was $15.2 million, or 33% of total net revenue, compared to $10.0 million, or 33% of total net revenue for the second quarter of 2000. Gross profit for the first six months of 2001 was $19.4 million, or 21% of total net revenue, compared to $21.9 million, or 35% of the total revenue for the same period of 2000. The decrease in absolute dollars in gross profit for the first six months of 2001 was primarily the result of a $10.0 million increase in inventory reserves taken in the first quarter of 2001. We wrote off inventory for our St@rKey PC satellite receiver, which was determined to be technically unfeasible in its current form, and our digital media readers, which were not resellable after being ordered by and built for, but ultimately not purchased by specific customers. Without the inventory charge, gross profit for the first six months of 2001 would have been 32% of total revenue, compared with 35% for the same period of 2000. Excluding inventory write-offs, the decrease in gross margin percentage from 32% in the first six months of 2001 to 35% for the same period in 2000 was primarily due to shifts in product margins within our divisions and to lower margins associated with sales of our Dazzle and Microtech branded products into the retail channel. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the second quarter of 2001, research and development expenses were $3.4 million, compared with $3.0 million in the second quarter of 2000, an increase of 14%. For the first six months of 2001, research and development expenses were $7.0 million compared with $5.7 million, an increase of 23%. As a percentage of total net revenue, research and development expenses were 7% in the second quarter of 2001 compared to 10% for the same period in 2000 and 8% for the first six months of 2001 compared to 9% for the corresponding six months in 2000. The increase in absolute amounts was primarily due to increased engineering headcount and related product development costs at our development centers in Europe and the United States. Personnel related expenses increased by $0.2 million and prototype expenses increased $0.2 million in the second quarter of 2001 compared to the same period in 2000. Personnel related expenses increased by $0.8 million and prototype expenses increased by $0.4 million in the first six months

9 of 24

of 2001 compared to the same period in 2000. We believe that the absolute amount of research and development expenses during 2001 will be higher than in 2000 due to a higher number of personnel involved in our new product development and customer projects, but that such expenses will fluctuate as a percentage of total net revenues.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation, advertising and other marketing costs. Sales and marketing expenses for the second quarter of 2001 were $6.9 million, or 15% of revenues, compared with $4.3 million in the second quarter of 2000, or 14% of revenues, an increase of 59%. Sales and marketing expenses for the first six months of 2001 were $15.7 million, or 17% of revenues, compared with $8.2 million, or 13% of revenues, in the same period of 2000, an increase of 91%. These increases in absolute amounts in 2001 were primarily due to an increase in selling and marketing costs in the U.S. and Europe. For the second quarter of 2001 compared to the same period in 2000, the increases consisted primarily of personnel related expenses of $1.5 million, marketing program costs of $0.6 million, external and internal sales commissions of $0.3 million, and travel costs of $0.1 million. For the first six months of 2001 compared to the same period in 2000, the increases consisted primarily of personnel related expenses of $3.3 million, marketing program costs of $2.7 million, external and internal sales commissions of $0.6 million, and travel costs of $0.3 million. We expect selling and marketing expenses in 2001 to increase in absolute amounts as we continue to expand our sales and business development efforts on a worldwide basis.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the second quarter of 2001, general and administrative expenses were $4.9 million, an increase of 75% compared with $2.8 million in the second quarter of 2000, and representing 10% and 9% of total net revenue in the second quarter of 2001 and 2000, respectively. In the first six months of 2001, general and administrative expenses were $10.8 million, an increase of 102% compared with $5.4 million in the same period of 2000, and representing 12% and 9% of total net revenue of 2001 and 2000, respectively. This increase in the absolute amount in the second quarter of 2001 compared to the same quarter in 2000 was primarily due to an increase in personnel related expenses of $0.9 million, in rent expense of $0.3 million, professional fees of $0.3 million, depreciation expense of $0.2 million and for allowances for doubtful accounts receivable of $0.2 million. The increase for the first six months of 2001 compared to the same period in 2000 was primarily due to an increase for allowances for doubtful accounts of $2.2 million, personnel related costs of $2.2 million, rent expense increase of $0.5 million, professional fees of $0.3 million and depreciation expense of $0.4 million. We increased allowances for doubtful accounts by $2.0 million after experiencing increased evidence of delays and non-payments from some customers, as well as customers filing for bankruptcy in some cases, in the first quarter of 2001. The increase in personnel related costs, rent expense and depreciation expense was primarily due to our acquisition of Microtech at the end of the second quarter of 2000 and to added infrastructure in the United States. We believe that the headcount-driven component of general and administrative expenses in 2001 will continue to increase in absolute amounts over 2000 levels as we continue to strengthen our infrastructure. We expect general and administrative costs will fluctuate as a percentage of total net revenue.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the second quarter and first six months of 2001 were $3.7 million and $7.4 million, respectively, compared with $0.4 million and $0.9 million for the same periods of 2000. The increase in goodwill and intangible amortization resulted from our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle’s acquisition of FAST’s Personal Video Division during the past five quarters.

     One-Time and Restructuring Charges. During the second quarter of 2001, SCM incurred one-time and restructuring charges of $3.6 million primarily related to legal settlements costs and expenses related to the consolidation of operations at various facilities.

     Loss from investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short- and long-term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding, SCM determined that our investments in SmartDisk and Spyrus were permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of

10 of 24

March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001. (See Note 2 to our condensed consolidated financial statements).

     Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. For the second quarter of 2001, interest income and other, net, was a net gain of $1.1 million, consisting of net interest income of $0.6 million and a foreign exchange gain of $0.5 million. For the second quarter of 2000, SCM recorded a net gain of $2.3 million, which consisted of a gain on the sale of a subsidiary of $0.4 million, net interest income of $1.5 million and a foreign exchange gain of $0.4 million. For the first six months of 2001, interest income and other, net, was a net gain of $1.0 million, consisting of net interest income of $1.3 million offset by a foreign exchange loss of $0.3 million. In comparison, we recorded a net gain of $4.1 million in the same period of 2000, consisting of a gain on the sale of a subsidiary of $0.4 million, net interest income of $3.2 million and a foreign exchange gain of $0.5 million. The year over year decrease in net interest income was primarily the result of lower average investable cash balances in the first half of 2001 as compared to the same period in 2000. The decrease in the foreign currency for the first six months of 2001 was primarily due to unfavorable exchange rate changes for the Japanese yen and the German mark compared to the U.S. dollar in the first quarter of 2001.

     Benefit (Provision) for Income Taxes. The benefit for income taxes in the first six months of 2001 was $6.0 million, or a 20% effective income tax benefit compared to a tax provision with a federal statutory rate of 34%. This effective benefit resulted principally from net losses in the United States and Europe which were partially offset by taxable income generated in other tax jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization of goodwill and intangibles.

     Minority interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholders in two of SCM’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, our working capital was $97.3 million, compared to working capital of $123.7 million as of December 31, 2000.

     Cash and cash equivalents for the six months ended June 30, 2000 increased by $13.7 million primarily due to uses of cash from operations of $6.1 million being offset by cash provided from investing activities of $19.5 million. Cash used in operations of $6.1 million was primarily due to: a net loss of $23.6 million, adding back deferred income taxes of $6.1 million, an increase of other assets of $1.3 million and a decrease in accounts payable of $1.2 million. These were only partially offset by depreciation and amortization of $9.0 million, a decrease in accounts receivables of $9.5 million, a loss on long-term investments of $5.7 million, an increase of accrued expenses of $0.7 million, amortization of deferred stock compensation of $0.4 million, a decrease in inventory of $0.4 million and a loss on sales of fixed assets of $0.4 million. Cash provided by investing activities were primarily from capital expenditures of $3.6 million, the purchase of share capital of $5.7 million and the purchase of long-term investments of $0.5 million that were more than offset by a net increase in maturities of short-term investments of $29.3 million. Cash was also provided by proceeds from SCM’s employee stock purchase program and the exercise of stock options of $0.4 million.

     SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to DM 1.5 million (approximately $0.7 million as of June 30, 2001). This line has no expiration date and bears an interest rate of 7.25%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of FF 2.0 million (approximately $0.3 million as of June 30, 2001) which bears interest at 5.54% and expires in May 2002. In the United States, we have an unsecured $3.0 million line of credit, which bears interest at 6.75% and expires in May 2002. In addition, we have a Singapore $1.2 million (approximately U.S. $0.7 million as of June 30, 2001) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $380,000 fixed deposit and has a base interest rate of 6.5%. At June 30, 2001, no amounts were outstanding under any of our lines of credit.

     We believe that our current capital resources and available borrowings will be sufficient to meet our operating and capital requirements through at least the next twelve months. We may, however, seek additional debt or equity

11 of 24

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

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

     We have a history of losses with an accumulated deficit of $29.6 million as of June 30, 2001. Although we were profitable for each quarter during the year ended December 31, 2000 and for the second quarter of 2001 (before one-time items and the amortization of goodwill and intangibles), we may be unable to sustain profitability on an annual or quarterly basis in the future.

OUR QUARTERLY OPERATING RESULTS WILL LIKELY FLUCTUATE.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	the timing and amount of orders we receive from our customers which, in the case of our consumer products and products sold to the government, may be tied to seasonal demand or budgetary cycles;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments;

•	costs related to events such as acquisitions, litigation and write-off of investments; and

•	business and economic conditions overall and in our markets.

     Due to these and other factors, our revenues may not increase or remain at their current levels. Should market conditions cause us to take write-offs against inventory, doubtful accounts or investments, our operating expenses could increase. In addition, because a high percentage of our operating expenses are fixed, a small variation in our

12 of 24

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

WEAKNESS IN THE ECONOMY COULD DECREASE DEMAND FOR OUR PRODUCTS OR FOR OUR CUSTOMERS’ PRODUCTS, CAUSING CUSTOMERS TO DECREASE OR CANCEL ORDERS TO US OR TO DELAY PAYMENT.

     In recent months, economic uncertainty in the U.S. has resulted in decreased demand from end users for many companies’ products, including ours. Specifically, throughout the first half of 2001 we have experienced decreased demand for our retail digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. In addition to impacting our retail business, reductions in consumer spending may impact our OEM business as well, as certain OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand. Reduced or canceled orders for our products could lead to decreased sales in a particular period, and could also cause us to write off inventory, as many of our products are custom made for particular customers. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. Decreased sales or any write-offs, or both, could have a materially adverse affect on our operating results in any given period.

OUR LISTING ON THE NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE EXPOSES OUR STOCK PRICE TO ADDITIONAL RISKS OF FLUCTUATION.

     Our common stock experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors which would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the U.S. to events such as acquisitions, one-time charges, lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. In addition, the European economy and market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO REMAIN VOLATILE.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from August 3, 2000 to August 3, 2001, the reported sale prices for our common stock on the Nasdaq market ranged from $58.56 to $7.04 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Neuer Markt of the Frankfurt Stock Exchange;

13 of 24

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competition;

•	litigation developments; and

•	general market downturns.

     In addition, we may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in an immediate drop in our stock price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

OUR SALES ARE DEPENDENT ON SEVERAL EMERGING MARKETS, WHICH MAY NOT DEVELOP.

     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in the Digital TV, Digital Video, PC Security and/or Digital Media Transfer markets does not develop and grow sufficiently, our revenues and profit margins could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors including:

•	the slow pace and uncertainty of adoption in Europe of conditional access modules such as ours which use the DVB-CI standard;

•	the strength of entrenched security and set-top receiver suppliers in the U.S. who may resist the use of removable conditional access modules such as ours and prevent or delay opening the U.S. digital television market to greater competition;

•	the ability of financial institutions and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours;

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for readers that enable rapid transfer of large amounts of data such as ours; and

•	general economic conditions.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND MEET THE NEEDS OF OUR TARGET MARKETS AND CUSTOMERS.

     The markets for our Digital TV, Digital Video, PC Security and Digital Media Transfer products are characterized by rapidly changing technology. Our customers’ needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology or the adoption of new industry standards could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards.

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

     In the PC Security market, our SmartReady, SmartSecure, SmartTrust and SmartRetail product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by financial institutions, the U.S. government, corporations and other large organizations, in some cases in advance of anticipated security-oriented applications. However, the market for network and electronic commerce security

14 of 24

applications is still emerging and the smart card may not become the industry standard. In this case, demand for our readers will not grow. In addition, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

     Because we operate in markets for which industry-wide standards have not yet been fully set, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. If any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR CUSTOMERS MAY PURCHASE PRODUCTS FROM OUR COMPETITORS.

     The market for our products is intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the market for digital data security and connectivity products include:

•	the extent to which products support existing industry standards and provide interoperability;

•	technical features;

•	ease of use;

•	quality and reliability;

•	level of security;

•	brand name, particularly in retail channels;

•	strength of distribution channels; and

•	price.

     We believe that competition in our markets is likely to intensify as a result of increasing demand for digital data security, access control and connectivity products. We currently experience competition from a number of sources, including:

•	Pinnacle in digital video capture and conversion products;

•	ActionTec, Carry Computer Engineering and Greystone in PC Card adapters;

•	Advanced Card Systems and O2 Micro in smart card interface chips;

•	Advanced Card Systems, Gemplus, Infineer, Litronic, PubliCard and Towitoko in smart card readers and universal smart card reader interfaces; and

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media and connectivity.

     We also experience indirect competition from some of our customers who sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital content security products. In addition, the market for digital data security, access control and connectivity products may ultimately include technological solutions other than ours.

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

15 of 24

WE FACE RISKS RELATED TO OUR INCREASED DEPENDENCE ON A RETAIL DISTRIBUTION MODEL.

     Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products directly to the retail channel. Direct retail distribution is a relatively new model for us and we face additional risks and requirements including:

•	increased exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	the need to develop, and the related marketing expense of developing brand recognition for our Dazzle and Microtech branded products;

•	the need to protect the reputation of our brands for quality and value; and

•	the need to successfully and cost-effectively develop new retail distribution channels for these products.

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

     Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 37% of our total net revenues in 2000, with no customer accounting for 10% or more of our revenues. Sales to our top 10 customers accounted for approximately 39% of our total net revenues for the first six month of 2001. No customer exceeded 10% of our net revenue for the three and six month periods ended June 30, 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLE COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     Our initial sales cycle for a new OEM customer or retail distributor usually takes six to nine months. During this sales cycle, we may expend substantial financial resources and our management’s time and effort with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors that we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers would limit our receipt of new revenue and might cause us to expend more resources to obtain new customer wins.

16 of 24

WE HAVE GLOBAL OPERATIONS, WHICH REQUIRE SIGNIFICANT MANAGERIAL AND ADMINISTRATIVE RESOURCES.

     Operating in diverse geographic locations imposes significant burdens on our managerial resources. In particular our management must divert a significant amount of time and energy to manage employees and contractors from diverse cultural backgrounds and who speak different languages, manage different product lines for different markets, manage our supply and distribution channels across different countries and business practices, and coordinate these efforts to produce an integrated business effort, focus and vision. In addition, we are subject to the difficulties associated with operating in a number of time zones, which may subject us to additional unforeseen difficulties or logistical barriers. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. In the future we may have to exert managerial resources and implement new systems which may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES.

     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 60% of our revenues for the six months ended June 30, 2001 and 48%, 52%, and 62% for the years ended 2000, 1999, and 1998, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

•	foreign currency exchange rate change, especially since we do not currently engage in hedging activities with respect to our foreign currency exposure;

•	tariffs and other trade barriers, including import and export restrictions;

•	potential adverse tax consequences;

•	political or economic instability;

•	compliance with foreign laws;

•	difficulties in protecting intellectual property rights in foreign countries; and

•	transportation delays and interruptions.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

     Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $157.8 million in 2000. Net revenue for the first six month of 2001 was $91.7 million. We have expanded our business from the PC Security market to include the Digital TV, Digital Video and Digital Media Transfer markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 549 as of December 31, 2000. We had 582 employees at June 30, 2001.

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

17 of 24

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

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

     Our business and operating results reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Video and Digital Media Transfer products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. However, recent weakness in the U.S. economy may limit or eliminate this increase in the second half of 2001, and quarterly sales levels may not increase.

WE FACE RISKS ASSOCIATED WITH OUR PAST AND FUTURE ACQUISITIONS.

     A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. In 2000, we completed four acquisitions:

•	Microtech in June 2000;

•	2-Tel B.V. in September 2000;

•	Dazzle Multimedia in December 2000, by acquiring substantially all of the outstanding minority interest; and

•	the Personal Video Division of FAST Multimedia in July 2000, an acquisition completed through Dazzle Multimedia.

     The integration of the business and operations of any past or future acquisition is a complex, time consuming and expensive process. In order to successfully integrate any acquisition, we must, among other things, successfully:

•	attract and retain key management and other personnel;

•	integrate, both from an engineering and a sales and marketing perspective, the acquired products into our product offerings;

•	coordinate research and development efforts;

•	integrate sales forces;

•	consolidate duplicate facilities; and

•	cost effectively manage our combined business.

     Past and future acquisitions may disrupt ongoing operations, divert management from day-to-day business and adversely impact our results of operations. In addition, these types of transactions often result in charges to earnings for such things as transaction expenses, amortization of goodwill, or expensing of in-process research and development. Our available cash and our securities may be used to buy or invest in companies or products, which

18 of 24

could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition. We may be unable to complete any given acquisition, which may limit our future revenues.

WE WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES AND MAY HAVE FUTURE NON-RECURRING CHARGES AS A RESULT OF PAST ACQUISITIONS.

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we will experience significant charges related to the amortization of purchased technology and goodwill. In addition, if we later determine that this purchased technology and goodwill is impaired, we will be required to take a related non-recurring charge to earnings.

WE COULD LOSE MONEY AND OUR STOCK PRICE COULD DECREASE AS A RESULT OF WRITE DOWNS OF OUR STRATEGIC INVESTMENTS.

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

19 of 24

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

     We have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Our suppliers and customers may also receive similar claims. We have historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third party claims for patent infringement.

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

     If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. We cannot be certain that licenses will be offered when we need them, or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all.

WE MAY FACE CLAIMS BASED ON PRODUCT LIABILITY THAT WOULD SUBJECT US TO COSTLY LITIGATION AND DECREASED PRODUCT DEMAND.

     Customers rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Although we place warranty disclaimers and liability limitation clauses in our sales agreements and maintain product liability insurance, these measures may be ineffective in limiting our liability. Liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

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

FACTORS BEYOND OUR CONTROL COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     We face a number of potential business interruption risks that are beyond our control. The State of California has recently experienced intermittent power shortages, sharp increases in the cost of energy and even interruptions of service to some business customers. If power shortages continue to be a problem our business may be materially adversely effected. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters is located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented; however there is no guarantee that an earthquake would not seriously disturb our entire business process.

21 of 24

Item 3. Quantitative and Qualitative Disclosure about Market Risk Foreign Currencies

FOREIGN CURRENCIES

     SCM Microsystems transacts business in various foreign currencies, primarily in certain European countries, the United Kingdom, Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. Our exposure to foreign currency risks is not expected to be material. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

     SCM’s foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

FIXED INCOME INVESTMENTS

     SCM’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

22 of 24

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of shareholders held on June 20, 2001, the following matters were acted on by the shareholders of the Company:

1.	The re-election of Friedrich Bornikoel and Robert Schneider as Class III directors for an additional three-year term:

Friedrich Bornikoel

Shares in Favor	8,600,190

Shares Against	—
Robert Schneider

Shares in Favor	8,553,283

Shares Against	—

2.	The ratification of the appointment of Deloitte & Touche as the independent auditors of the company.

Shares in Favor	7,745,403

Shares Against	862,405

     The proxy statement we sent to our stockholders relating to the Annual Meeting of shareholders held on June 20, 2001 stated that proposals of our stockholders which are intended to be presented by such stockholders at our 2002 Annual Meeting must be received by us no later than January 4, 2002 in order to be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

     In addition, in August 2001 the Company’s board of directors amended our Bylaws, amending the advance notice procedure for stockholder proposals that can be brought before an annual meeting of stockholders that are not included in the proxy statement and form of proxy relating to that meeting.

     If a stockholder wishes to present a proposal at the Company’s 2002 Annual Meeting and the proposal is not intended to be included in the Company’s proxy statement relating to that meeting, the stockholder must give advance notice to the Company during the period prior to such meeting that is determined in accordance with the Bylaws (the “Bylaw Notice Period”). The Bylaw Notice Period with respect to the 2002 Annual Meeting will run from February 6, 2002 until March 8, 2002, assuming that the annual meeting is held within 30 days before or 30 days after June 20, 2002 (the anniversary of this year’s Annual Meeting). If a stockholder gives notice of a proposal outside of the Bylaw Notice Period, the stockholder will not be permitted to present the proposal to the stockholders for a vote at the 2002 Annual Meeting.

     A copy of the full text of the Company’s Bylaws is attached to this Quarterly Report on Form 10-Q, as Exhibit 3.2, or such copy may be obtained by writing to the Company’s Secretary. All notices of proposals by stockholders, whether or not included in the Company’s proxy materials, should be sent to the Company’s Secretary at the Company’s principal executive offices.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.2 — Amended and Restated Bylaws.

(b)	Reports on Form 8-K

None.

23 of 24

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC

Date: August 14, 2001	/s/ ANDREW WARNER

Andrew Warner Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

24 of 24

EXHIBIT INDEX

Exhibit Number	Description

3.2	Amended and Restated Bylaws.