Form 10-Q
period 2001-09-30
SCM MICROSYSTEMS INC
filed 2001-10-31
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 — Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes     [    ] No

At October 24, 2001, 15,318,869 shares of common stock were outstanding.

1 of 25

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue	$46,471	$43,263	$138,178	$105,383
Cost of revenue	31,377	28,997	103,659	69,187

Gross profit	15,094	14,266	34,519	36,196

Operating expenses:
Research and development	3,059	3,493	10,030	9,179
Selling and marketing	6,862	6,410	22,551	14,609
General and administrative	4,914	3,704	15,729	9,068
Amortization of goodwill and intangibles	3,839	1,526	11,204	2,389
One-time and restructuring charges	—	2,867	3,730	2,867

Total operating expenses	18,674	18,000	63,244	38,112

Loss from operations	(3,580)	(3,734)	(28,725)	(1,916)
Loss from investments	—	—	(5,679)	—
Interest and other, net	986	1,656	2,034	5,760

Income (loss) before income taxes and minority interest	(2,594)	(2,078)	(32,370)	3,844
Benefit (provision) for income taxes	547	(765)	6,588	(2,553)
Minority interest in loss of consolidated subsidiaries	—	432	164	223

Net income (loss)	$(2,047)	$(2,411)	$(25,618)	$1,514

Basic net income (loss) per share	$(0.13)	$(0.17)	$(1.67)	$0.10

Diluted net income (loss) per share	$(0.13)	$(0.17)	$(1.67)	$0.10

Shares used to compute basic net income (loss) per share	15,335	14,596	15,306	14,439

Shares used to compute diluted net income (loss) per share	15,335	14,596	15,306	15,551

Comprehensive loss:
Net income (loss)	$(2,047)	$(2,411)	$(25,618)	$1,514
Unrealized gain (loss) on investments, net of deferred taxes	(750)	(2,264)	405	(3,128)
Foreign currency translation adjustment, net of deferred taxes	1,003	(1,720)	(2,202)	(2,618)

Total comprehensive loss	$(1,794)	$(6,395)	$(27,415)	$(4,232)

See notes to condensed consolidated financial statements.

2 of 25

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$54,540	$66,926
Accounts receivable, net	47,308	54,913
Inventories	36,000	36,799
Other current assets	9,626	5,492

Total current assets	147,474	164,130
Property and equipment, net	11,485	10,476
Investments	3,847	8,070
Long-term deferred income taxes	12,644	5,086
Intangible assets, net	54,958	64,129
Other assets	982	504

Total assets	$231,390	$252,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,374	$27,167
Accrued expenses	15,120	12,071
Income taxes payable	1,676	1,147

Total current liabilities	45,170	40,385

Deferred tax liability	2,227	1,214
Minority interest	95	636
Stockholders’ equity:
Capital stock	15	15
Additional paid-in capital	222,975	223,677
Deferred stock compensation	(2,148)	(4,001)
Accumulated deficit	(31,679)	(6,061)
Other cumulative comprehensive income	(5,265)	(3,470)

Total stockholders’ equity	183,898	210,160

Total liabilities and stockholders’ equity	$231,390	$252,395

See notes to condensed consolidated financial statements.

3 of 25

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months
	Ended September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(25,618)	$1,514
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(7,977)	1,607
Depreciation and amortization	13,617	4,203
In-process research and development	115	2,867
Minority interest in earnings of subsidiaries	(164)	(223)
Amortization of deferred stock compensation	643	23
Loss on long-term investments	5,679	—
Loss on sale of fixed assets	352	—
Changes in operating assets and liabilities:
Accounts receivable	6,798	(12,633)
Inventories	177	(7,856)
Other assets	(3,477)	1,904
Accounts payable	1,826	(688)
Accrued expenses	3,203	374
Income taxes payable	556	(2,208)

Net cash used in operating activities	(4,270)	(11,116)

Cash flows provided by investing activities:
Capital expenditures	(4,064)	(3,935)
Proceeds from sale of subsidiary	—	39
Proceeds from sale of fixed assets	89	—
Purchase of long-term investments	(737)	(5,334)
Business acquired, net of cash received	(2,525)	(17,842)
Maturities of short-term investments	60,697	102,401
Purchases of short-term investments	(27,506)	(54,003)

Net cash provided by investing activities	25,954	21,326

Cash flows provided by financing activities:
Payments on line of credit and other current debt	—	(4,017)
Proceeds from issuance of equity securities, net	508	9,555

Net cash provided by financing activities	508	5,538
Effect of exchange rates on cash and cash equivalents	(1,351)	(1,255)

Net increase in cash and cash equivalents	20,841	14,493
Cash and cash equivalents at beginning of period	33,699	45,662

Cash and cash equivalents at end of period	$54,540	$60,155

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$87	$5,451

Cash paid for interest	$7	$430

See notes to condensed consolidated financial statements.

4 of 25

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the SCM Microsystems’ (“SCM”) annual report on Form 10-K for the fiscal year ended December 31, 2000.

2. LONG-TERM INVESTMENTS

     Long-term investments consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Investment in SmartDisk, at fair value	$506	$1,306
Investment in Spyrus, at estimated value	1,059	4,046
Investment in ActivCard, at fair value	771	1,551
Investment in Satup, at cost	1,346	859
Other	165	308

Total	$3,847	$8,070

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

5 of 25

in SmartDisk and Spyrus were permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001.

3. INVENTORIES

     Inventories consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2001	2000

Raw materials	$17,155	$20,599
Finished goods	18,845	16,200

	$36,000	$36,799

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Goodwill with a net carrying value of $40.9 million at September 30, 2001 is currently being amortized at approximately $11.4 million annually. The Company is currently assessing the financial statement impact of the adoption of SFAS No. 141 and 142.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The Company generally does not utilize derivative instruments and had no such instruments at January 1, 2001, therefore the adoption of SFAS No. 133 in 2001 had no impact on the Company’s financial position, results of operation and cash flow.

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

6 of 25

intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses per an independent valuation.

     In the second quarter of 2001, SCM acquired an additional 0.2% of the outstanding share capital of Dazzle for approximately $130,000. No additional Dazzle shares were acquired in the third quarter of 2001.

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

     Summary information by segment for the three- and nine- months ended September 30, 2001 and 2000, is as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Digital TV and Video:
Revenues	$27,356	$18,418	$77,813	$50,285
Gross margin	9,028	6,693	18,778	18,226
Digital Media and Connectivity:
Revenues	$13,350	$21,013	$44,574	$42,823
Gross margin	4,123	6,041	10,407	12,696
PC Security:
Revenues	$5,765	$3,832	$15,791	$12,275
Gross margin	1,943	1,532	5,334	5,274

     Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three- and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

United States	$20,626	$26,376	$57,622	$55,272
Europe	15,853	12,025	51,688	35,125
Asia-Pacific	9,992	4,862	28,868	14,986

	$46,471	$43,263	$138,178	$105,383

     No customer exceeded 10% of SCM’s revenue for the three- and nine-months ended September 30, 2001 and 2000.

7 of 25

7. ONE-TIME AND RESTRUCTURING CHARGES

     During the second quarter of 2001, SCM incurred one-time and restructuring charges of $3.6 million primarily related to legal settlements cost and expenses resulting from the consolidation of operations at various facilities. The following summarizes the expenses related to these activities during the second and third quarter of 2001 (in thousands):

	Legal	Lease	Asset	Severance &	Total
	Settlements	Commitments	Write Downs	Other Costs	Provision

Provision	$739	$1,416	$693	$767	$3,615
Deductions	(468)	—	—	(516)	(984)

Balance as of June 30, 2001	271	1,416	693	251	2,631
Deductions	(226)	(22)	(18)	(157)	(423)

Balance as of September 30, 2001	$45	$1,394	$675	$94	$2,208

     The severance and other costs primarily relate to the reduction in force of approximately 50 employees. Approximately 10 of these employees were from Operations, 31 from Sales and Marketing, 2 from Research and Development, and 7 had General and Administrative functions. Approximately 20 of these employees were located in the U.S., 19 in Asia and 11 were in Europe.

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

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

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

8 of 25

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

     In the second quarter of 2001, SCM acquired an additional 0.2% of the outstanding share capital of Dazzle for approximately $130,000. No additional Dazzle shares were acquired in the third quarter of 2001.

RESULTS OF OPERATIONS

     Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs, returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended September 30, 2001 was $46.5 million, compared to $43.3 million in the same quarter of 2000, an increase of 7%. The increase in the third quarter of 2001 over the same quarter in 2000 was due primarily to an increase in sales of our Digital TV and Video products of $8.9 million and of our PC Security products of $1.9 million being partially offset by a decrease in sales of our Digital Media and Connectivity products of $7.6 million. For the first nine months of 2001, net revenues were $138.2 million, compared to $105.4 million for the same period of 2000. The increase in revenue in the first nine months of 2001 over the same period in 2000 was due primarily to an increase in sales of our Digital TV and Video products of $27.5 million, Digital Media and Connectivity products of $1.8 million and of PC Security products of $3.5 million.

     The increase in our Digital TV and Video revenue was primarily due to increased sales of our conditional access modules for digital television broadcasts in Europe and Asia. The decrease in Digital Media and Connectivity revenue in the current third quarter was primarily due to a decrease in sales to our OEM customers, who have been experiencing greater pricing pressures along with a reduction on consumer demand because of the weakening economy in the U.S. As a result, many of our OEM customers have reduced the cost of their products by reducing purchases or ceasing to purchase our digital media readers, which previously they had bundled with their products. The increase in sales of our Digital Media and Connectivity products for the nine months ended September 30, 2001 over the same period in 2000 was primarily due to the additional sales of our products through the retail channel by Microtech, which was acquired at the end of the second quarter of 2000. Revenues from our PC Security products increased during the third quarter of 2001 and the first nine months of 2001 compared to the same periods in 2000 primarily due to a significant increase in sales of smart card readers in the current periods in the U.S. Sales to SCM’s top 10 customers accounted for 40% of total net revenue in the first nine months of 2001. No customers of SCM accounted for more than 10% of net revenue during the first nine months of 2001 and 2000.

     Gross Profit. Gross profit for the third quarter of 2001 was $15.1 million, or 32% of total net revenue, compared to $14.3 million, or 33% of total net revenue for the third quarter of 2000. Gross profit for the first nine months of 2001 was $34.5 million, or 25% of total net revenue, compared to $36.2 million, or 34% of the total revenue for the same period of 2000. The decrease in absolute dollars in gross profit for the first nine months of 2001 was primarily the result of a $10.0 million increase in inventory reserves taken in the first quarter of 2001. We wrote off inventory for our St@rKey PC satellite receiver product, which was determined to be technically unfeasible in its current form, and some of our digital media readers, which were not resellable after being ordered by and built for, but ultimately not purchased by specific customers. Without the inventory charge, gross profit for the first nine months of 2001 would have been 32%. Excluding inventory write-offs, the decrease in gross margin percentage to 32% in

9 of 25

the third quarter and first nine months of 2001 from 33% and 34% for the same periods in 2000, respectively, was primarily due to shifts in product mix within our divisions and to lower margins associated with sales of our Dazzle and Microtech branded products into the retail channel. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the third quarter of 2001, research and development expenses were $3.1 million, compared with $3.5 million in the third quarter of 2000, a 12% decrease. For the first nine months of 2001, research and development expenses were $10.0 million compared with $9.2 million for the same period in 2000, an increase of 9%. As a percentage of total net revenue, research and development expenses were 7% in the third quarter of 2001 compared to 8% for the same period in 2000 and 7% for the first nine months of 2001 compared to 9% for the corresponding nine months in 2000. The decrease in the third quarter of 2001 and the increase for the nine months ended September 30, 2001 in absolute amounts compared to the same periods in 2000 was primarily due to changes to our engineering headcount and related product development costs at our development centers in Europe and the U.S. Personnel related expenses decreased by $0.7 million and prototype and facilities related expenses increased by $0.3 million in the third quarter of 2001 compared to the same period in 2000. Personnel related expenses increased by $0.1 million, travel expenses increased by $0.1 million and facilities related overhead expenses increased by $0.6 million in the first nine months of 2001 compared to the same period in 2000.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation, advertising and other marketing costs. Sales and marketing expenses for the third quarter of 2001 were $6.9 million, or 15% of revenues, compared with $6.4 million in the third quarter of 2000, or 15% of revenues, an increase overall of 7%. Selling and marketing expenses for the first nine months of 2001 were $22.6 million, or 16% of revenues, compared with $14.6 million, or 14% of revenues, in the same period of 2000, an increase of 54%. These increases in absolute amounts in 2001 were primarily due to an increase in selling and marketing costs in the U.S. and Europe. For the third quarter of 2001 compared to the same period in 2000, the increases consisted primarily of personnel related expenses of $0.8 million and external and internal sales commissions of $0.2 million being partially offset by a decrease in marketing costs of $0.5 million. For the first nine months of 2001 compared to the same period in 2000, the increase consisted primarily of personnel related expenses of $3.9 million, marketing program costs of $2.2 million, external and internal sales commissions of $0.8 million, and prototype costs of $0.6 million.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the third quarter of 2001, general and administrative expenses were $4.9 million, an increase of 33% compared with $3.7 million in the third quarter of 2000, and representing 11% and 9% of total net revenue in the third quarter of 2001 and 2000, respectively. In the first nine months of 2001, general and administrative expenses were $15.7 million, an increase of 73% compared with $9.1 million in the same period of 2000, and representing 11% and 9% of total net revenue of 2001 and 2000, respectively. This increase in the absolute amount in the third quarter of 2001 compared to the same quarter in 2000 was primarily due to an increase in rent expense of $0.2 million, professional fees of $0.7 million, depreciation expense of $0.1 million, and allowances for doubtful accounts receivable of $0.2 million. The increase for the first nine months of 2001 compared to the same period in 2000 was primarily due to an increase for allowances for doubtful accounts of $2.2 million, personnel related costs of $2.0 million, rent expense increase of $0.7 million, professional fees of $1.8 million and depreciation expense of $0.2 million. We increased allowances for doubtful accounts by $2.0 million after experiencing increased evidence of delays and non-payments from some customers, as well as customers filing for bankruptcy in some cases, in the first quarter of 2001. The increase in personnel related costs, rent expense and depreciation expense was primarily due to our acquisition of Microtech at the end of the second quarter of 2000 and to added infrastructure in the U.S. We expect general and administrative costs will fluctuate as a percentage of total net revenue.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the third quarter and first nine months of 2001 was $3.8 million and $11.2 million, respectively, compared with $1.5 million and $2.4 million

10 of 25

for the same periods of 2000. The increase in goodwill and intangible amortization resulted from our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle’s acquisition of FAST’s Personal Video Division during the past five quarters.

     One-Time and Restructuring Charges. During the second quarter of 2001, SCM incurred one-time and restructuring charges of $3.6 million primarily related to legal settlement costs and expenses related to the consolidation of operations at various facilities. In the first quarter of 2001, SCM incurred $0.1 million of in-process research and development charges from its purchase of additional Dazzle common stock during that quarter. These in-process research and development charges were from development efforts that had not reached technological feasibility.

     During the third quarter of 2000, SCM incurred an in-process research and development charge of $2.9 million. In-process research and development costs were included as one-time charges for the development efforts that had not reached technological feasibility within our recently acquired entities of 2-Tel, the Personal Video Division of FAST and the additional purchase of Dazzle common stock during the quarter.

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

     Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. For the third quarter of 2001, interest income and other, net, was net income of $1.0 million, consisting of net interest income of $0.5 million and a foreign exchange gain of $0.5 million. For the third quarter of 2000, SCM recorded net income of $1.7 million, which consisted of net interest income of $1.6 million and a foreign exchange gain of $0.1 million. For the first nine months of 2001, interest income and other, net, was net income of $2.0 million, consisting of net interest income of $1.8 million and a foreign exchange gain of $0.2 million. In comparison, we recorded net income of $5.8 million in the same period of 2000, consisting of a gain on the sale of a subsidiary of $0.3 million, net interest income of $4.8 million and a foreign exchange gain of $0.7 million. The year over year decrease in net interest income was primarily the result of lower average investable cash balances in the first nine months of 2001 as compared to the same period in 2000 as well as lower overall interest rates in 2001. The decrease in the foreign currency gain for the first nine months of 2001 was primarily due to unfavorable exchange rate changes for the Japanese yen and the German mark compared to the U.S. dollar in the first quarter of 2001.

     Benefit (Provision) for Income Taxes. The benefit for income taxes in the first nine months of 2001 was $6.6 million, or a 20% effective income tax benefit compared to a tax provision with a federal statutory rate of 34%. This effective benefit resulted principally from net losses in the U.S. and Europe which were partially offset by taxable income generated in other tax jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization of goodwill and intangibles.

     Minority interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholders in two of SCM’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our working capital was $102.3 million, compared to working capital of $123.7 million as of December 31, 2000.

     Cash and cash equivalents for the nine months ended September 30, 2001 increased by $20.8 million primarily

11 of 25

due to uses of cash from operations of $4.3 million being offset by cash provided from investing activities of $26.0 million. Cash used in operations of $4.3 million was primarily due to: a net loss of $25.6 million, adding back deferred income taxes of $8.0 million and an increase of other assets of $3.5 million. These were only partially offset by depreciation and amortization of $13.6 million, a decrease in accounts receivables of $6.8 million, a loss on long-term investments of $5.7 million, an increase of accrued expenses of $3.2 million, an increase in accounts payable of $1.8 million, an increase in income taxes payable of $0.6 million, amortization of deferred compensation of $0.6 million, a decrease in inventory of $0.2 million and a loss on sales of fixed assets of $0.4 million. Cash provided by investing activities were primarily from capital expenditures of $4.1 million, the purchase of share capital of $2.5 million and the purchase of long-term investments of $0.7 million that were more than offset by a net increase in maturities of short-term investments of $33.2 million. Cash was also provided by proceeds from SCM’s employee stock purchase program and the exercise of stock options of $0.5 million.

     SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to DM 1.5 million (approximately $0.7 million as of September 30, 2001). This line has no expiration date and bears an interest rate of 7.5%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of FF 2.0 million (approximately $0.3 million as of September 30, 2001) which bears interest at 5.78% and expires in May 2002. In the U.S., we have an unsecured $3.0 million line of credit, which bears interest at 6.75% and expires in May 2002. In addition, we have a Singapore $1.2 million (approximately U.S. $0.7 million as of September 30, 2001) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $380,000 fixed deposit and has a base interest rate of 6.5%. At September 30, 2001, no amounts were outstanding under any of our lines of credit.

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

WE HAVE INCURRED OPERATING LOSSES AND MAY NOT REMAIN PROFITABLE.

     We have a history of losses with an accumulated deficit of $31.7 million as of September 30, 2001. Although we were profitable for each quarter during the year ended December 31, 2000 and for the second and third quarters of 2001 (before one-time items and the amortization of goodwill and intangibles), we may be unable to sustain profitability on an annual or quarterly basis in the future.

OUR QUARTERLY OPERATING RESULTS WILL LIKELY FLUCTUATE.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets, and in particular, the demand in our retail channel;

12 of 25

•	the timing and amount of orders we receive from our customers which, in the case of our consumer products and products sold to the government, may be tied to seasonal demand or budgetary cycles;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, litigation and write-off of investments.

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

     In recent months, economic uncertainty in the U.S. has resulted in decreased demand from end users for many companies’ products, including ours. Specifically, throughout the first nine months of 2001 we have experienced decreased actual and anticipated demand for our retail digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. In addition to impacting our retail business, reductions in consumer spending may impact our OEM business as well, as certain OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Reduced or canceled orders for our products could lead to decreased sales in a particular period, and could also cause us to write off inventory, as many of our products are custom made for particular customers. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may

13 of 25

decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base reduction or any write-offs, or any combination of these, could have a materially adverse affect on our operating results in any given period.

OUR LISTING ON THE NEUER MARKT OF THE FRANKFURT STOCK EXCHANGE EXPOSES OUR STOCK PRICE TO ADDITIONAL RISKS OF FLUCTUATION.

     Our common stock experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors which would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the U.S. may react differently and more negatively than investors in the U.S. to events such as acquisitions, one-time charges and, lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. In addition, the European economy and market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO REMAIN VOLATILE.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from October 25, 2000 to October 24, 2001, the reported sale prices for our common stock on the Nasdaq market ranged from $41.125 to $4.70 per share. Volatility in our stock price may result from a number of factors, including:

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

OUR SALES ARE DEPENDENT ON SEVERAL EMERGING MARKETS, WHICH MAY NOT DEVELOP.

     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in the Digital TV, Digital Video, PC Security and/or Digital Media Transfer markets does not develop and grow sufficiently, our revenues and profit margins could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors including:

•	the slow pace and uncertainty of adoption in Europe of open systems platforms which would require conditional access modules such as ours which use the DVB-CI standard;

•	the strength of entrenched security and set-top receiver suppliers in the U.S. who may resist the use of removable conditional access modules such as ours and prevent or delay opening the U.S. digital television market to greater competition;

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours;

14 of 25

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for readers that enable rapid transfer of large amounts of data such as ours; and

•	general economic conditions.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGE AND MEET THE NEEDS OF OUR TARGET MARKETS AND CUSTOMERS.

     The markets for our Digital TV, Digital Video, PC Security and Digital Media Transfer products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements. Our customers’ needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology or the adoption of new industry standards could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process in a timely basis, or risk losing current and any future business from our customers.

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

     In the PC Security market, our SmartReady, SmartSecure, SmartTrust and SmartRetail product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by financial institutions, the U.S. government, corporations and other large organizations, in some cases in advance of anticipated security-oriented applications. However, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

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

15 of 25

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

16 of 25

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

     Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 37% of our total net revenues in 2000, with no customer accounting for 10% or more of our revenues. Sales to our top 10 customers accounted for approximately 40% of our total net revenues for the first nine months of 2001. No customer exceeded 10% of our net revenue for the three and nine- month periods ended September 30, 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

17 of 25

controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

MANY OF OUR CUSTOMERS ARE LOCATED IN OTHER COUNTRIES WHICH EXPOSES OUR BUSINESS TO RISKS RELATED TO INTERNATIONAL SALES.

     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 56% of our revenues for the nine months ended September 30, 2001 and 48%, 52%, and 62% for the years ended 2000, 1999, and 1998, respectively, were derived from customers located outside the U.S. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND WE MAY NOT BE ABLE TO MANAGE THIS GROWTH OR ANY FUTURE GROWTH.

     Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $157.8 million in 2000. Net revenue for the first nine months of 2001 was $138.2 million. We have expanded our business from the PC Security market to include the Digital TV, Digital Video and Digital Media Transfer markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 549 as of December 31, 2000. We had 557 employees at September 30, 2001.

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

SEASONAL TRENDS IN SALES OF OUR PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS.

     Our business and operating results normally reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Video and Digital Media Transfer products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. However, recent weakness in the U.S. economy may limit or eliminate this increase in the second half of 2001, and quarterly sales levels may not increase.

WE FACE RISKS ASSOCIATED WITH OUR PAST AND FUTURE ACQUISITIONS.

     A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. In 2000, we completed four acquisitions:

•	Microtech in June 2000;

18 of 25

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

     Past and future acquisitions may disrupt ongoing operations, divert management from day-to-day business and adversely impact our results of operations. In addition, these types of transactions often result in charges to earnings for such things as transaction expenses, amortization of goodwill, or expensing of in-process research and development. Our available cash and our securities may be used to buy or invest in companies or products, which could result in significant acquisition-related charges to earnings and dilution to our stockholders. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition. We may be unable to complete any given acquisitions, which may limit the growth of our future revenues.

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

19 of 25

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

WE MAY BE EXPOSED TO RISKS OF INTELLECTUAL PROPERTY INFRINGEMENT BY THIRD PARTIES.

     Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are protected under trade secret and copyright laws, which afford only limited protection. We generally enter into confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. For example, our SmartOS and SmartReady trademarks are registered in the U.S. We continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the U.S. and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the U.S. Because many of our products are sold and a portion of our business is conducted overseas, primarily in Europe, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate.

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

20 of 25

OUR PRODUCTS MAY HAVE DEFECTS, WHICH COULD DAMAGE OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, CAUSE US TO LOSE CUSTOMERS AND REVENUE, AND RESULT IN LIABILITY TO US INCLUDING COSTLY LITIGATION.

     Highly complex products such as our digital video hardware and software solutions may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement costs. These potential problems might also result in claims against us by our customers or others.

     In addition, customers rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Although we place warranty disclaimers and liability limitation clauses in our sales agreements and maintain product liability insurance, these measures may be ineffective in limiting our liability. Liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS CANNOT MEET PRODUCTION REQUIREMENTS.

     Most of our products are manufactured outside the U.S. because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, we have shifted volume production of many of our product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd. In addition, we utilize contract manufacturers in Europe and Asia. Foreign manufacturing poses a number of risks, including transportation delays and interruptions, difficulties in staffing, currency fluctuations, potentially adverse tax consequences and unexpected changes in regulatory requirements, tariffs and other trade barriers, and political and economic instability. If we or any of our contract manufacturers cannot meet our production requirements, we may have to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

     We design and manufacture new products and technologies to address emerging markets that are early in their life cycles. In many cases, our products are the first of their kind to address the evolving business requirements of our customers. While we perform initial beta testing on all our products, in certain cases we are unable to test the efficacy of the design or functionality of our products for mass production. If we are successful in securing large contracts for our products, we cannot be certain that we will be able to produce them in sufficient quantities and that they will meet customer specifications.

21 of 25

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

22 of 25

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

23 of 25

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2001.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K

None.

24 of 25

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC

Date: October 31, 2001	/s/ ANDREW WARNER

Andrew Warner Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

25 of 25