Form 10-K
period 2001-12-31
SCM MICROSYSTEMS INC
filed 2002-03-26
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22689

SCM Microsystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47211 Bayside Parkway, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 360-2300

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 2001 was approximately $168,235,000 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At March 19, 2001, registrant had outstanding 15,543,040 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s Proxy Statement and Notice of Annual Meeting is incorporated herein by reference.

SCM MICROSYSTEMS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

SCM, CIMax, SmartReady, SmartSecure, St@rKey, SwapBox and SwapSmart are registered trademarks and Dazzle, Dazzle Digital Video Creator, POD Tool, SmartOS and SwapFTL are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

      This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1.     Business

      SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into two broad markets: Security and Digital Media.

      In the Security market, we provide reader technology for access control systems deployed on the digital television and PC platforms:

•	our conditional access modules and interface technology are used by digital television broadcasters to restrict access to encrypted digital television broadcasts to paying subscribers; and

•	our smart card readers and interface technology are used to control access to PCs, computer networks and the Internet to facilitate computer and network security and secure online transactions.

      In the Digital Media market, we provide hardware and software products that help consumers capture, edit and share digital media content. Our Digital Media and Video products:

•	allow users to easily capture on a personal computer media content such as analog or digital video, digital photos or digital music from multiple sources, such as VCRs, digital camcorders, digital cameras and MP3 music players;

•	help users to edit and personalize their digital media content on a PC; and

•	help users to convert their digital media content to a format where the content can be shared with family and friends, such as an electronic file for email or web posting, a compact disk, or CD, or digital versatile disk, or DVD.

      Our target customers vary by market. For the Security market, our target customers are primarily manufacturers in the consumer electronics, computer and conditional access system industries. For the Digital Media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide.

      Operationally, we have organized our business around three divisions:

•	Digital Television and Video, which focuses on products, development, customers and relationships in the global markets for digital TV and digital video solutions;

•	PC Security, which focuses on products, development, customers and relationships in the global markets for solutions that enable smart card-based enterprise, financial and government PC Security applications; and

•	Digital Media, which focuses on products, development, customers and relationships in the global market for solutions that enable data transfer between various digital devices and platforms.

      While throughout 2001, we organized our business around these three divisions, beginning in fiscal 2002 we will structure our operations around two businesses:

•	Security, which comprises our digital TV and PC security products, markets and activities and focuses on the global market for securing encrypted digital TV broadcasts and for enabling smart card based security solutions for the PC platform; and

•	Digital Media and Video, which comprises our digital media and digital video products, markets and activities and focuses on the global market for capturing, editing and sharing digital media content, including digital video.

      In addition, on February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. We expect that the various activities relating to the separation of the Digital Media and Video business will not be completed for several months from the date hereof. We are evaluating various strategies to separate the Digital Media and Video business, including a spin-off or sale.

      See Note 13 to the consolidated financial statements for financial information regarding revenue and gross margin for our reported business segments through 2001. See Management’s Discussion and Analysis for historical financial information, including revenue and gross margin, for our Security and Digital Media and Video businesses as they are defined under our new business structure.

Market Overview — Security

      Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect and control access to these networks and the devices that connect to them. For the enterprise, there is a need to control access to corporate networks and intranets to prevent loss of proprietary data. For consumers and for online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. For digital television broadcasters and Internet service providers, there is a need to limit access to broadcast content to paying subscribers. In all of these areas, standards-based connectivity devices that provide secure, controlled access are an easily deployed and effective solution.

Digital Television

      The research firm Datamonitor estimates that by 2003, 85 million households will subscribe to digital television in North America, Europe and the Asia-Pacific region, compared with 15 million households in 1999. This rapid transition from analog to digital television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium’s ability to enable delivery of a broad range of customized, private content and interactive services. Digital TV may take the form of direct satellite broadcast services, digital cable services or direct terrestrial broadcasts.

      A primary challenge for broadcasters is to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event specific pay-per-view privileges. Traditionally, security software that restricts access to encrypted content has been embedded in set-top boxes that are connected to a viewer’s television set. To take advantage of the digital broadcasting environment where there are a host of new services offered, set-top boxes must incorporate many new features in addition to security, such as return communication via modem, digital versatile disk, or DVD, read and write capabilities and personal video recording. For certain manufacturers of set-top boxes, it can be cost prohibitive to develop receiver products which can only be used with specific security systems, as they may not be able to achieve the high volume sales that such set-top boxes would require in order to be attractively priced. Likewise, consumers may not receive the full benefit of competition between various brands of set-top boxes if those receivers are limited in the security systems they support.

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

PC Security

      The proliferation of personal computers in both the home and office combined with widespread access to computer networks and the Internet have created significant opportunities for electronic transactions of all sorts: business-to-business, e-commerce, home banking, etc. For example, Forrester Research is predicting business-to-consumer transactions to generate $108 billion by 2003, with business-to-business transactions reaching $1.3 trillion. In the area of e-commerce, International Data Corporation, or IDC, reports that the total value of goods and services purchased over the Web will grow from $350 billion in 2000 to $3 trillion in 2004. However, network and Internet-based transactions pose a significant threat of fraud, eavesdropping and data theft for both companies and individuals. As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. We believe that successful expansion of electronic transactions, particularly outside the U.S., will require the implementation of improved security measures that accurately identify and authenticate users and reliably encrypt data transmissions over networks and the Internet.

      Authentication of a user’s identification is generally accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

      One example of a token used in two-factor authentication is the smart card, a credit card-sized plastic card that contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, health care records, merchant coupons, still or video images and, in some cases, cash. We believe that smart cards are ideally suited to serve as tokens for network transactions and electronic commerce, both for their security capabilities and for the added value of the applications they support. While the use of smart cards in the U.S. has been limited to a few government, enterprise, education, financial and healthcare system deployments to date, smart card use is widespread in Europe, where the existence of multiple languages and currencies has created a demand for common solutions that enable businesses and consumers to conduct their affairs effectively and efficiently while moving from country to country.

      The benefits of smart cards are beginning to influence industry leaders to incorporate smart card technology into their product development. Microsoft Corporation, Hewlett-Packard and Sun Microsystems have endorsed smart cards as key components of their respective data security architectures. Computer industry leaders such as Microsoft and Apple Computer have incorporated support for smart cards into their latest operating systems, including WindowsTM 2000, Windows XP and Mac OS X, and the Linux operating system also includes support for smart cards. In addition, Sun Microsystems has released a popular Java application program interface for smart cards. Beginning in 2001, Visa and Mastercard have distributed smart cards to their subscribers, following American Express’s lead in the first wide scale commercial deployment of smart cards in the U.S. during 2000. Also in 2001, the U.S. Department of Defense began initial deployments of smart cards and readers to the first of 4 million armed force personnel under the government’s Common Access Card personal identity program. However, consumer demand for smart cards still lags industry support for these tokens, as applications such as discount and reward programs designed to create customer loyalty are not widely in place despite broad smart card deployment. We believe that new applications that appeal to consumers will drive the adoption of smart card technology for e-commerce and electronic business transactions, particularly in the United States.

Our Security Products

      Our Security products allow people to conveniently access secure digital content and services, enabling a wide range of consumer, business and government applications. Our Security products include a range of solutions from silicon and software components to fully integrated hardware solutions that enable secure exchange of electronic information for applications such as e-commerce, broadband content delivery and secure content transfer by providing controlled access points to PCs and to digital television set-top boxes. We believe that our Security solutions provide a necessary component to the market for these applications and others to enable their continued market acceptance and growth.

      We have developed our Security products using our core competencies in smart card and PC interoperability, digital television conditional access and PC Card expertise. We provide high quality, standards compliant solutions in the following product categories:

Digital Television

      Conditional Access Modules. Our conditional access modules combine our smart card interface technology with the proprietary descrambling code of a digital television content provider, providing a cost-effective and highly secure means of controlling access to digital broadcasts. Our conditional access modules utilize a smart card to determine if a viewer has access to a given content provider’s service. If the viewer is authorized, the conditional access module descrambles the signal for viewing.

      Our conditional access modules comply with the European DVB-CI standard for removable security for digital television systems. This allows them to be used with any open standards television receiver, and enable the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud. Our conditional access modules enable content providers to deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.

      We sell our conditional access module platforms to security encryption system providers in Europe including Mindport, Nagra-Kudelski, Philips, NDS, France Telecom and Telenor (Norway Telecom). These encryption companies in turn provide their security systems, including our conditional access modules, to major European content providers such as France Telecom and Telenor; consumer electronics companies such as Nokia, Panasonic, Philips and Toshiba; and broadcasters such as BBC, ITV (UK), Channel 4 (UK), Telefonica (Spain) and SVT (Sweden).

      We are actively involved in the development and adoption of removable conditional access modules to support open digital receivers worldwide. We are currently key contributors to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. By our own estimation, we have supplied more than 90% of the open standards-based security modules for European digital TV, and based on that experience, co-authored the specifications for the U.S. Point of Deployment (POD) modules, which are scheduled to be deployed throughout the U.S. cable system by 2005. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs, DVB and Free Universe Network, or FUN, a consortium of companies supporting open digital television platforms in Germany; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and set tops, all of which depend on our conditional access modules for encryption and de-encryption.

      CIMaX®. Our CIMaX is a controller chip that enables digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI compliant conditional access modules. The CIMaX controller interfaces with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

PC Security

      Smart Card Readers. We develop and sell smart card readers, software and application specific integrated circuits, or ASICs, used to control access to computers or networks. These smart cards readers act as a “lock” on the computer or network that can only be opened by a user with a legitimate smart card “key,” supporting security in enterprise or government networks and enabling rapidly emerging Internet applications such as electronic loyalty programs, online cash downloading, home banking and on-line credit card transactions.

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

      To ensure compatibility with multiple platforms and applications, we offer a range of smart card readers for use with both desktop and notebook computers, from simple PC Card reader devices to more complex PIN entry systems. Our readers include the SmartReady®, SmartSecure®, SmartTrust and SmartRetail lines. Our readers are compatible with digital identification means, such as a password typed on a keyboard, as well as biometric identification means, such as a thumbprint placed on the reader. Our newest family of SCRx31 readers, which are part of the SmartReady line, address both Europay, MasterCard and Visa (EMV) standards for financial transactions and PC/ SC specifications for network security applications based on PKI through the use of flexible software drivers. We sell our readers to end user organizations, such as large enterprises and the U.S. government, and also to original equipment manufacturers who incorporate our readers into their devices, such as PCs or set top boxes. We typically customize our smart card readers with unique customer casing designs and configurations.

      SmartOS Smart Card Interface Architecture. SmartOS is SCM’s own standards-based operating system for smart card readers that utilizes our various ASICs along with a unique firmware technology to make it possible to easily integrate smart cards with a wide variety of PC and stand-alone devices, thus allowing companies to integrate smart card support cost-effectively within desktop, notebook or network computers, USB or serial devices and keyboards as well as point of sale terminals and vending machines. SmartOS allows integrators to utilize only essential components to control cost and maximize design flexibility. Many hardware designs, such as a keyboard or network computer, may already incorporate a controller chip but lack an interface unit and firmware for the completion of a smart card reader solution. Instead of being forced to purchase all components, SmartOS offers just those components an integrator needs and those tools necessary for the quick implementation of smart card readers at a minimum cost.

      STC II Controller Chip; STC and STC+. SCM’s STC II controller chip an embedded, single chip solution for smart card and biometric readers that supports multiple interfaces, multiple reader devices and all relevant security standards. In addition, the STC II chip is the industry’s first to offer on-board flash upgrades, allowing future firmware and application enhancements. With the STC II, all connectivity and security platforms are based on the same controller, offering high performance as well as cost-efficient economies of scale to OEMs and customers. The STC II chip forms the basis of SCM’s newest line of SCRx31 smart card readers and joins SCM’s portfolio of ASICs for smart card readers including the Smart Transporter, or STC, and STC+ chip.

Distribution of Our Security Products

      We distribute our industry standards-compliant hardware, software and silicon Security solutions to original equipment manufacturer, or OEM, customers in the consumer electronics, computer and conditional access system industries.

Market Overview — Digital Media

      Devices that create, play and store digital media, such as digital still and video cameras and CD and DVD players and recorders, are among the fastest growing consumer electronics devices in history. The proliferation of these devices is resulting in the creation of new digital media content that people typically want to share with their friends, family and colleagues. In order to view, edit or electronically distribute this digital content, it must be transferred to, or captured on, a PC.

      At the same time, analog technology is still very important for consumers who are reluctant to invest in or learn new technologies or who have a significant amount of existing media content in an analog format, such as VHS video. We believe that many consumers would like to use both analog and digital technologies. For example, consumers may wish to:

•	convert analog video, such as a VHS tape, to a digital format so it can be transferred to a PC for editing, emailing, webcasting or recording to a CD or DVD; or

•	convert digital video, such as a DVD, into an analog format so it can be played on a VCR and viewed on a television set.

      We believe that our market opportunity lies in the increasing demand for products that allow users to capture their analog and digital media content on a PC and then use the PC to edit and share this content.

Need to Capture Media Content on the PC

      There are two categories of media content that can be captured on the PC. The first category consists of analog and digital video and the second category consists of digital still images, music and other data.

Video

      Capturing analog or digital video content on a PC requires compatibility between the video format, the PC platform and interface connection of the camcorder or video cassette player. Due to the wide range of video recording and playback devices in the market, a variety of video formats and interface connections are in use. Different PC platforms support various interface connections, which may not be compatible with every video device. For example, the newer Apple computers use a device interface connection known as 1394, which is ideal for connecting to state-of-the-art digital video camcorders, but not compatible with most of the analog camcorders and VCRs on the market. We believe that consumers need solutions that allow them to easily transfer analog or digital video to both Windows and Apple-based PCs using various types of interfaces.

Digital Still Images, Music and Data

      We believe that capturing digital still images, music or data on the PC is, in many cases, either more complex or less convenient than many consumers would like. First, while many digital appliances use removable media cards with quick loading flash memory to store content such as photographs, music and data, there are multiple, competing standards of media in use. These include CompactFlashTM, IBM MicroDrive, MultiMediaCardTM, Secure DigitalTM, SmartMediaTM and Sony Memory Stick flash media cards. Because there are multiple types of flash media, there are no standard reader ports on most PCs for these media. Second, consumers who choose to directly connect their digital cameras or MP3 players to their PCs must use cables to transfer content. Often this involves plugging the cable into the back of the PC, which is inconvenient. Third, the speed of transfer of data using a cable connection is often very slow when large amounts of data, such as digital photographs, are being transferred. Higher image resolution of digital cameras and increases in flash media capacity, such as the rise from 16 MgB to 128 MgB, further extend the time required to transfer content. In addition to being inconvenient for the user, who must wait several minutes for the transfer of content such as photographs or music, the long transfer time also depletes the batteries of the digital appliance, which already have a limited period of effective operation. We believe that consumers need a fast and convenient way to transfer digital content from all types of flash media onto the PC.

Need for Easy to Use Software Video Editing Products

      Historically, professional video producers such as entertainment and news organizations have used video editing products to enhance the overall quality and impact of their video programs. These products allow professional video producers to add elements such as titles, narration, music, special effects and transitions between video segments. These products are typically priced at $1,000 or more and are complex to use.

      The popularity of video recording devices, PCs and video playback devices such as VCRs and DVD players has fueled the growth of an emerging consumer market for low cost video editing solutions that enable consumers to create and edit home videos with the same elements as professional videos. Consumers who create video footage of family, community or business events want to be able to edit their videos using the same techniques as professional videographers. They may want to remove sections of video to capture only the highlights of the footage and reduce the amount of memory and processing power needed to store and play the video. Or, they may want to include music or voice narration, insert transitions between segments or add titles to their videos. To be successful in the consumer market, we believe that video editing products must include features that can produce professional looking results, must be easy to use and must be priced affordably.

Need for Products that Help Users Share Their Digital Media Content

Sharing Video

      For many consumers, a significant reason for using a digital camera or camcorder, instead of an analog version, is that these devices allow consumers to record images that can be shared with others in a digital environment using a PC. Analog content, such as VHS analog videos, can also be distributed electronically if captured on the PC and converted to a digital format. Consumers need hardware and software products that can convert their analog or digital video to the appropriate formats for distributing it in various ways. When in the appropriate format, digital media content can be shared via email, by posting it to a web site or recording it to various storage media such as VHS analog tape, CD or DVD.

      E-mail and web posting have been used to distribute digital media content since consumers first began to create digital photographs and video. However, we believe that consumers increasingly want to share their digital media content by recording it to CDs or DVDs. CDs offer significant benefits for the sharing of digital music, photographs and short videos because they are durable, inexpensive, provide a high quality resolution and can be played on millions of CD players. DVDs offer significant benefits for the sharing of digital video content because they are high capacity, durable for video archiving, able to store video in very high resolution and, most importantly, can be played on a DVD player connected to a television, allowing the digital video to be viewed by a number of people at one time in a setting that is comfortable and familiar.

      We believe that the growing prevalence of CD and DVD players will increase demand for products that allow people to share digital and analog content by capturing that content to a CD or a DVD. CD recordable drives, which now come as standard accessories on most new PCs, enable people to record their own CDs in a format that is compatible with the majority of existing CD players. Industry research firm Santa Clara Consulting Group estimates that the installed base of CD recorders will grow to over 90 million by the end of 2001. Although introduced after CDs, DVDs have quickly become popular due to their high capacity and very high quality playback capabilities for video. At 4.7 GB per disk, DVDs have storage capacity equivalent to 7 CDs. DVD players have become one of the fastest growing consumer appliances ever. According to DVD Entertainment Group, DVD sales in the United States rose to $4.6 billion in 2001, more than 2.4 times 2000 sales; and sales of DVD units rose from 708,000 units in 1998 to 16.7 million units in 2001; and are expected to increase to 20 million units in 2002.

      As the number of DVD players grows, we expect a strong market opportunity for DVD recordable drives, or DVD writers, to emerge. Although introduced in 2001, market research firm Dataquest estimates that 2.1 million DVD rewritable drives will ship by the end of 2002 and 14.3 million drives by 2005. Many high-end PCs are beginning to include an integrated DVD recordable drive, and several standalone DVD writers were introduced to the market in 2001. Recording videos to DVDs allows high resolution, movie-length videos to be stored on one disk and for these disks to be viewed on the family television via playback on a DVD player. We believe that consumer demand for these features will increase demand for DVD recorders. As demand for DVD recorders increases, we believe that demand will also increase for software that allows consumers to edit and format their videos for DVD playback.

Sharing Digital Photos

      As with digital video, digital photographs have typically been shared with family and friends via email and web posting. While this is convenient for long distance distribution of photographs, it does not provide an ideal environment for viewing the snapshots, as it involves viewing them on a computer screen that typically accommodates only one viewer at a time. This is very different from the way that people usually look at pictures in a hard cover photo album. When pictures are emailed, the experience is even more different from looking at a photo album, as the photos are stored in individual computer files that must be opened one by one. This is inconvenient and can detract from the viewer’s enjoyment of the photographs.

      Consumers can address these concerns by using a CD recorder to capture digital photographs on a CD. CDs provide an ideal media for storing digital photographs for playback on a DVD player or for simply archiving them. DVD players that can play CDs offer an opportunity for family and friends to view digital photographs in a shared environment as they are projected onto a television screen. To provide a viewing experience that is even more like the traditional photo album, photographs can be arranged in a digital slide show or photo album. Because of the value consumers associate with viewing their photographs, we believe that consumers need low cost and easy to use applications to create digital photo albums that can be recorded to CDs.

Our Digital Media Products

      Our Digital Media and Video products offer a wide range of features to address a broad spectrum of consumer needs relating to the creation, editing and sharing of digital media.

Products for Capturing Digital Flash Media

      Our digital media readers allow consumers to read or write digital content directly from and to the flash memory card included in various digital devices such as digital cameras, camcorders, MP3 music players and PDAs. This feature provides a fast and convenient way for consumers to transfer their digital still images, music and data between the computer and various digital appliances.

      We offer a range of digital media readers, which are sold primarily under the DazzleTM brand in the retail channel and as non-branded solutions to our digital appliance, consumer electronics and computer OEM customers. Some of our products are designed and marketed to complement specific digital appliances, such as digital still cameras and Internet music players. Also, we offer digital media combo readers that read and write digital content from multiple storage media, including PC Cards and all six major flash media formats. This versatility alleviates consumer need for a special reader for each digital appliance that uses a different flash memory card or other storage media. Our digital media readers include various commonly used platform interfaces such as USB and SCSI, which allows consumers to use our digital media readers with most of the digital flash media on the market, including CompactFlashTM, IBM MicroDrive, MultiMediaCardTM, Secure DigitalTM, SmartMediaTM and Sony Memory Stick.

Products for Capture, Editing and Sharing Video

      Under our DazzleTM brand, we offer a number of digital video products that help consumers capture, edit and share their analog or digital videos. Dazzle products are designed to be easy to install and use while offering a rich feature set for novice to advanced users. These products help consumers create personalized, TV-quality digital video from analog or digital sources and then share their finished product with colleagues, family and friends via email, websites, VHS tape, CD or DVD.

      Our digital video hardware products capture video on the PC by providing interface ports for external devices such as video cameras or VCRs, converting the video if necessary to a digital format and then inputting it to the PC via an interface connection such as serial, USB or 1394 port. Our digital video software products allow consumers to edit video on the PC by trimming, adding or moving sections, adding titles, transitions and audio, and, in the case of DVD authoring software, adding chapters, menus and themes. When the video is complete, our software and hardware products perform the necessary conversion of the video into the appropriate analog or digital format for output to tape, CD or DVD or posting to email or a website so consumers can share their video with others.

      Recognizing that consumers in the market today may need solutions for both analog and digital video, we offer a range of products to accommodate various combinations of video source and desired playback technology. Our hardware product range includes the following:

      Analog Input — Digital Output. Our Digital Video Creator series of capture and editing devices allows consumers to capture video from analog inputs, such as an analog camcorder, a TV or a VCR, transfer that content to a digital format, and edit and share that content in a digital format suitable for emailing, web posting or recording to a CD or, in some cases a DVD. This class of products includes our Digital Video Creator, DVC 50, DVC 80, DVC II and Mohave devices.

      Analog or Digital Input — Analog or Digital Output. Our Hollywood DV-Bridge product allows consumers to capture video from digital devices, such as a digital DV/ D8 camcorder, as well as analog devices, such as an analog camcorder, a TV or a VCR. The product converts that content to DV video, in a standardized high-resolution digital video format, and allows consumers to edit the content in the DV video format, preserving video quality and expediting the editing process. Finally, the Hollywood DV-Bridge allows consumers to share the edited video either by recording the DV video back to DV tape, converting the edited content to appropriate formats for recording to CD or DVD, or posting to a Website, or converting the edited content back to an analog format, making it easy to record to a VHS tape.

      Digital Input — Digital Output. Our DV-Editor series of products provide tailored solutions for users of DV camcorders who want to use their PCs to edit video content before recording that content to a CD or DV tape, emailing the content or posting it to a website. This series includes the DV-Editor, DV Editor SE and DV-Editor for Notebooks products.

      Almost all of our Dazzle hardware devices include software for editing video, and in some cases, also include software for creating photo slides shows and/or for creating videos in the DVD format. Our software products are discussed below.

Software Products

      Our OnDVD software allows users to select digital photographs and organize them into digital photo albums, which can then be recorded to a CD, played on a DVD player and viewed by family and friends on a television set.

      Our MovieStar software is a complete digital video editing package for consumers that can be used to produce professional looking results. The software allows users to easily trim, add or move video footage, add titles, transitions and special effects and convert video to publishable formats.

      Our DVD Complete Deluxe software allows consumers to transform already edited video into the DVD format by adding themes, chapters, menus and special features such as director’s cuts and outtakes. DVD Complete Deluxe also converts video into a digital format that can be readily recorded to a DVD disk.

Distribution of Our Digital Media Products

      We sell our digital media readers and digital video capture and editing products via the retail channel and to original equipment manufacturers who either bundle our readers with their own products, such as digital cameras or computers, or offer the readers in the aftermarket for their products under their own brands.

      We sell our digital media readers in the U.S., Japan and U.K., primarily to digital camera and MP3 player OEMs. Sales through the retail channel are an increasing area of focus for us. Historically, we have sold our CameraMate and ZiO! readers under the MicrotechTM brand into the specialty retail channel for photographic equipment. Distribution partners here include various electronic and photography stores such as B&H Photo, CompUSA, The Good Guys, MicroCenter, CameraWorld.com and Sams. Increasingly, we are directing retail sales efforts of our digital media readers through the mass merchant retail market, where the products are sold under the Dazzle brand.

      We sell our digital video products in the U.S., Germany, Japan and U.K. primarily to the retail channel under the Dazzle brand. We distribute our Dazzle branded products through large specialized distributors such as Ingram Micro and Tech Data and various retail outlets such as Best Buy, Circuit City, CompUSA, Dixons/ PC World, Fry’s Electronics, Office Depot, Staples and Sears. We also sell select products through PC OEMs such as Dell.

Technology

      Most of the markets in which we participate are new, and their needs will evolve as they mature. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and volume sales of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our business divisions and across markets.

      Chip-Level Integration. We have implemented a number of our core technologies into silicon chips. For our Security products, these include the STC, STC+ and STC II chips, the CIMaX DVB-CI chip and a custom PCMCIA controller based on technology licensed from Intel and optimized by us. For our Digital Media products, these include the EUSB-DM, DM Flux, PCDM and EUSB02 chips for digital media reader/writer applications. Additionally, our silicon designs for parallel port and USB connectivity are implemented within our digital media transfer products, as well as licensed to other peripheral manufacturers.

      Silicon and Firmware. For our Security products, we have developed physical interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Digital Media products, we have developed physical interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash media storage cards.

      Proprietary Software. For our Security products, we have developed a flexible proprietary software architecture for real-time downloading of firmware for new smart card protocol handling requirements into a flash memory chip that resides on the smart card reader. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader’s hardware. We have filed patent applications for this software application. For our Digital Media products, we have a range of value added software applications, which allow our customers to perform specialized functions such as create digital photo slide shows that can be burned to CD for viewing via a DVD player, edit digital videos and create videos in a DVD format that can be recorded to DVD disk.

      Complete Hardware Solutions. We provide complete hardware solutions for both our Security and Digital Media markets, and we can customize these solutions in terms of physical design and product feature set to accommodate the specific requirements of each customer. For example, we have designed and manufactured smart card readers that incorporate specific features, such as a transparent case and removable USB cable, to address the needs of specific OEM customers. We also have designed and manufactured digital media reader cases in multiple sizes, colors and shapes to meet customer specifications. Our digital media readers also address the wider needs of the market for differentiation between various digital media.

Customers and Applications

      Our Security products are targeted at original equipment manufacturers of computer, telecommunication and digital TV component and systems, and our Digital Media products are targeted primarily at the retail channel, as well as OEM computer and consumer electronics companies. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 42% of our total net revenues in 2001. In 2001, Aston, a user of our digital television conditional access modules, accounted for 11% of net revenues. In 2000 and 1999, no customer exceeded 10% of our net revenues. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

      We market, sell and license our products worldwide to original equipment manufacturers and to the retail channel. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, system integrators and resellers. As of December 31, 2001, we had 138 full-time employees and consultants engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, comprehensive targeted marketing programs, advertising, seminars, trade shows and ongoing customer and third-party communications programs.

      At December 31, 2001, our backlog was approximately $26 million, as compared to approximately $30 million at December 31, 2000. Our backlog consists of all written purchase orders for products that have a scheduled shipment date within the next six months. Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within 30 days after the customer submits a firm purchase order. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

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

      Digital Video Broadcasting (DVB). We are members of the DVB Project, an industry-led consortium of over 300 broadcasters, manufacturers, network operators, software developers, regulatory bodies and others in over 35 countries committed to designing global standards for the delivery of digital television and data services.

      OpenCable. We are a founding member of the OpenCable project, an initiative of the cable television industry with a goal of attaining interoperable digital set-top boxes manufactured by multiple vendors. OpenCable was launched in September 1997 by Cable Television Laboratories, Inc., or CableLabs, a research and development consortium of cable television system operators, including most of the largest multi-system operators in the United States. The OpenCable process is intended to foster competition among suppliers for key elements of digital cable networks, while ensuring interoperability of devices connected to cable networks. We have played a leading role in OpenCable, including co-authoring the OpenCable standards specifications for conditional access to digital TV in the U.S. We are also the primary source of CableLabs-certified qualification tools used by consumer electronics manufacturers around the world preparing to enter the retail digital TV market.

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

      PCMCIA. We are an executive member of Personal Computer Memory Card International Association or PCMCIA, an international standards body and trade association with over 500 member companies. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Advanced Micro Devices, AMP, Centennial, Compaq, IBM, Intel, Texas Instruments, 3Com, Toshiba and Xircom.

Since 1990, we have been a member of PCMCIA in Europe. In 1995, we introduced to PCMCIA the DVB-CI standard which was adopted as an extension to its PC Card standard Release 2.0.

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

      FINREAD. We are a member of FINREAD, a consortium of European banks whose goal it is to create a secure online payment system based on smart cards that is affordable and easy to use, deploy and upgrade. Members of the FINREAD Consortium include Groupement des Cartes Bancaires “CB” (France), Visa EU (United Kingdom), Europay International (Belgium), Banksys (Belgium), Interpay Nederland (the Netherlands), SIZ (German Savings Banks Financial Group, Germany) and Ingenico (France). In addition to our participation with the standards setting activities of FINREAD, we have been selected by FINREAD to provide secure smart card readers for various financial application deployments in Europe.

      Smart Card Alliance. We are a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also members of the Smart Card Alliance’s Secure Personal ID Task Force, which was formed to discuss issues relating to the implementation of privacy-sensitive identification systems. In 2001, we contributed to a white paper issued by the task force that describes key policy, process and technology considerations for a secure smart card-based personal ID system.

      Multimedia Card Association (MMCA); Secure Digital Association (SDA); and Compact Flash Association (CFA). We are a member of several associations relating to the development and use of various types of flash memory storage cards, including Multimedia, Secure Digital and Compact Flash.

Research and Development

      To date, we have made substantial investments in research and development, particularly in the areas of physical, token-based access devices, connectivity interface devices and digital video compression and editing technologies. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

      Our research and development expenses were approximately $13.2 million, $13.5 million and $8.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, we had approximately 169 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in India, France, Germany and the U.S. We fund a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized approximately $0.9 million, $1.4 million and $3.0 million in technology development revenues in 2001, 2000 and 1999, respectively.

Manufacturing and Sources of Supply

      We supplement our internal manufacturing capabilities with contract manufacturers in both Europe and Asia. We have implemented a global sourcing strategy that we believe enables us to achieve greater economies of scale, better gross margins and more uniform quality standards for our products. In the event any of our contract manufacturers were unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

      We believe that our success will depend in large part on our ability to provide quality products and services. As of December 31, 2001, we had 142 full-time employees engaged in manufacturing and logistics activities. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept and DVD Cre8. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

      The market for digital data security, access control and digital media capture, editing and sharing products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces;

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers; and

•	ADS, Canopus, Pinnacle Systems, Roxio and ULead in digital video capture and editing products.

      We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital information security and access control products may ultimately be dominated by approaches other than the approach marketed by us.

      We believe that the principal competitive factors affecting the market for our products include:

•	the extent to which products support industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability required within industry segments;

•	technical features;

•	ease of use;

•	quality/reliability;

•	level of security;

•	strength of distribution channels;

•	cost of manufacture; and

•	price.

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

      There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. We have from time to time received claims that we are infringing upon third parties’ intellectual property rights and future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

Employees

      As of December 31, 2001, we had a total of 521 full-time employees, of which 169 were engaged in engineering, research and development; 138 in sales and marketing; 142 in manufacturing and logistics; and 72 in general management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.     Properties

      Our corporate headquarters are in Fremont, California where we lease approximately 38,400 square feet pursuant to a lease agreement that expires on March 31, 2003. Our European headquarters are located in Ismaning, Germany, where we lease approximately 35,000 square feet pursuant to a lease agreement that began November 15, 2001 and ends November 15, 2008. We lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term is from March 2001 to February 2011. We also lease our facilities in Japan, The Netherlands and Singapore. We own our research and development facilities in La Ciotat, France and Chennai, India. We believe that our existing facilities will be adequate for our needs.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to SCM’s stockholders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Price Range of common stock; Number of Holders; Dividends

      Our common stock is quoted on the Nasdaq National Market and on the Neuer Markt of the Frankfurt Stock Exchange under the symbol “SCMM.” The following table lists the high and low closing prices from the first quarter of 1999.

	Nasdaq		Neuer Markt
	National Market		(Quoted in Euros)

	High	Low	High	Low

Fiscal 1999:
First Quarter	$94.75	$60.75	€84.80	€56.00
Second Quarter	$75.88	$40.75	€67.30	€40.40
Third Quarter	$51.63	$38.50	€50.10	€35.50
Fourth Quarter	$71.13	$40.63	€66.60	€38.80
Fiscal 2000:
First Quarter	$128.50	$49.50	€131.00	€52.50
Second Quarter	$101.38	$53.63	€104.80	€57.90
Third Quarter	$61.75	$36.56	€66.60	€42.12
Fourth Quarter	$41.63	$24.63	€49.00	€28.30
Fiscal 2001:
First Quarter	$34.13	$15.44	€35.50	€16.90
Second Quarter	$15.57	$7.54	€17.30	€9.25
Third Quarter	$10.70	$4.70	€12.25	€5.50
Fourth Quarter	$16.62	$5.40	€18.90	€5.95
Fiscal 2002:
First Quarter (through March 19, 2002)	$16.65	$10.40	€18.00	€11.50

      On March 19, 2002, the closing prices of our common stock were $11.72 per share as reported by the Nasdaq National Market and €13.10 per share as reported by the Neuer Markt of the Frankfurt Stock Exchange. As of March 19, 2002, we had approximately 2,236 stockholders of record and beneficial stockholders.

      We have never declared or paid cash dividends on our common stock or other securities. Our U.S. line of credit requires us to obtain the bank’s prior written consent in order to declare or pay any cash dividends. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$184,935	$157,834	$127,288	$85,009	$46,423
Cost of revenue	136,322	104,863	82,624	57,148	30,213

Gross profit	48,613	52,971	44,664	27,861	16,210

Operating Expenses:
Research and development	13,230	13,525	8,900	6,356	4,501
Selling and marketing	29,609	23,373	13,322	8,904	5,923
General and administrative	20,353	14,062	11,293	8,819	3,872
Amortization of goodwill and intangibles	14,854	5,465	1,265	469	—
Impairment of goodwill and intangibles	36,068	—	600	5,211	—
In-process research and development	115	4,867	900	3,101	—
One-time and restructuring charges	5,194	5,683	568	3,153	—

Total operating expenses	119,423	66,975	36,848	36,013	14,296

Income (loss) from operations	(70,810)	(14,004)	7,816	(8,152)	1,914
Loss from investments	(8,529)	—	—	—	—
Interest income, net	1,929	5,930	6,365	5,832	815
Foreign currency transaction gains and other income	2,135	1,946	314	192	688

Income (loss) before income taxes and minority interest	(75,275)	(6,128)	14,495	(2,128)	3,417
Benefit (provision) for income taxes	6,699	1,032	(4,801)	(2,845)	(1,068)
Minority interest in loss (earnings) of consolidated subsidiaries	229	387	(586)	—	—

Net income (loss)	(68,347)	(4,709)	9,108	(4,973)	2,349
Accretion on redeemable convertible preferred stock	—	—	—	—	(802)

Net income (loss) applicable to common stockholders	$(68,347)	$(4,709)	$9,108	$(4,973)	$1,547

Basic net income (loss) per share	$(4.46)	$(0.32)	$0.65	$(0.38)	$0.35

Diluted net income (loss) per share	$(4.46)	$(0.32)	$0.60	$(0.38)	$0.28

Shares used in computations:
Basic net income (loss) per share	15,319	14,641	14,082	13,253	4,394

Diluted net income (loss) per share	15,319	14,641	15,086	13,253	5,614

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$59,421	$66,926	$125,409	$129,918	$56,073
Working capital	101,370	123,745	150,491	146,950	62,363
Total assets	185,588	252,395	210,984	183,320	75,602
Total stockholders’ equity	141,781	210,160	175,796	158,779	65,183

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. SCM’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section as well as those discussed under the heading “Factors That May Affect Future Operating Results” and elsewhere in this document. This discussion should be read together with the financial statements and the related notes thereto set forth in “Item 8. Financial Statements and Supplementary Data.”

Overview

      SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into two broad markets: Security and Digital Media. Our target customers vary by market. For the Security market, our target customers are primarily manufacturers in the consumer electronics, computer and conditional access system industries. For the Digital Media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, through 2001 we organized our business around three divisions: Digital TV and Video, PC Security and Digital Media. Going forward and beginning in fiscal 2002, we will structure our operations around two businesses: Security and Digital Media and Video. On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. We expect that the various activities relating to the separation of the Digital Media and Video business will not be completed for several months from the date hereof. We are evaluating various strategies to separate the Digital Media and Video business, including a spin-off or sale. We were organized in Delaware in 1996.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product return from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	SCM writes down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2001, SCM wrote down approximately $11.2 million of inventory based on such judgements.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. SCM records an investment impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2001, SCM realized impairment charges of approximately $8.5 million related to our investments.

•	In assessing the recoverability of the Company’s goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, “Goodwill and Other Intangibles Assets,” and will be required to analyze its goodwill and intangible assets for impairment issues on a periodic basis. As a result of the intended separation of our Digital Media and Video business, in the fourth quarter of 2001, we recorded an asset impairment of approximately $36.1 million based on our findings that the intangible assets from past acquisitions were impaired.

•	The carrying value of the Company’s net deferred tax assets assumes that SCM will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

•	SCM accrues the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs including, material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of ”, addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. The Company early adopted SFAS No. 144 in the fourth quarter of 2001.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, SCM has adopted SFAS No. 142 and, as a consequence will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions made before June 30, 2001 is expected to be approximately $1.1 million. Intangible assets of approximately $2.1 million will be reclassed to goodwill and amortization will cease effective January 1, 2002. We do not expect to take any charges in 2002 associated with the adoption of SFAS No. 142.

Acquisitions

      We have made a number of acquisitions over the last two years which are accounted for as follows:

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

      The 51% interest was acquired by SCM directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above and upon the exercise by SCM of a common stock warrant of $ 0.1 million. The warrant was originally issued by Dazzle in connection with the convertible loan financing transaction. Based on an independent valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the net investment of $6.6 million (initial investment of $6.5 million plus $0.1 million warrant exercise) for a 51% stake in Dazzle was reduced by an impairment charge of $0.6 million to reflect a fair value of $6.0 million. Included in one-time and restructuring charges is $0.3 million of headcount termination costs and $0.3 million of other costs.

      At the date of the transaction, Dazzle had outstanding convertible notes, convertible preferred stock and stock options that were potentially dilutive securities. To the extent Dazzle issued additional common shares related to these potentially dilutive securities, SCM would receive an equivalent number of shares at no additional costs, to retain our 51% ownership interest.

      Effective January 1, 2000, SCM and Dazzle entered into an additional agreement related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its majority interest. Under this agreement, in connection with each Dazzle equity issuance, each time Dazzle issued additional capital stock SCM automatically purchased shares under similar terms to retain SCM’s 51% ownership interest in Dazzle.

      At the time of the acquisition, the estimated aggregate fair value of Dazzle’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by an independent valuation specialist to be approximately $0.9 million, and was expensed at the acquisition date. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Dazzle had two projects considered to be in-process technology at the time of the acquisition. These projects were for Dazzle’s MPEG 1 and MPEG 2 products, both due for completion in the first quarter of 2000.

      The percentage completion of these projects at the time of acquisition were as follows:

MPEG 1	70%
MPEG 2	33%

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

      The revenue projection used to value the in-process research and development was based on units sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004. Gross profit was assumed to be 37% in 2000 and 40% from 2001 through 2004. The projected gross margins were based on estimated costs of revenues that primarily included printed circuit boards, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on Dazzle’s experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses, administrative expenses, and development costs to maintain the technology once it achieved technological feasibility. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. A 40% discount rate was used to discount the net cash flows back to their present value. If these projects had not been successfully developed, we would not have been able to realize the value assigned to the in-process research and development projects. Total costs incurred and estimated to complete both projects as of the acquisition date were approximately $1.9 million. As of December 31, 2000, all of these estimated costs had been incurred.

      In the third and fourth quarter of 2000, SCM acquired an additional 43.8% of Dazzle’s outstanding common stock for $14.6 million in cash and 533,000 of SCM common stock valued at approximately $19.8 million. SCM also assumed Dazzle’s stock option program resulting in an increase in goodwill of approximately $1.6 million. Legal costs were estimated at $0.1 million. In 2001, SCM acquired an additional 3.0% of Dazzle’s outstanding share capital for approximately $2.2 million in cash. The $2.2 million increased intangible assets by $2.1 million and $0.1 million was expensed for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

      At the time of the acquisition in 2000, the estimated aggregate fair value of Dazzle’s research and development efforts that had not reached technological feasibility as of the acquisition date and had no alternative future uses was estimated by SCM’s management to be approximately $2.1 million, and was expensed at the acquisition date. This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. Dazzle had four major projects considered to be in-process technology at the time of the acquisition. These projects were MovieStar, EmMe II, Mojave and My TV. EmMe II and Mojave had a planned January 2001 release while MovieStar and My TV had a planned March 2001 release.

      The percentage completion of these projects at the time of acquisition were as follows:

MovieStar	56%
EmMe II	59%
Mojave	57%
My TV	57%

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

      The revenue projection used to value the in-process research and development is based on units sales forecasts for worldwide sales territories and adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected annual revenues for the in-process development projects were assumed to increase from product release through 2003 and decline significantly in 2004 and, except for MovieStar and DVC II, generate no revenue in 2005. Gross profit was assumed to be 48% in 2001, 49% in 2002, 50% in 2003 and 51% in 2004 for the highest priced products. Gross profit was assumed to be 30% in 2001, 31% in 2002 and 32% thereafter for the mid-tier priced products. For the lower priced products, gross profit was assumed to be 25% for all years projected. The projected gross margins were based on estimated costs of revenues which primarily include printed circuitry, integrated circuits and related electronic components, plastic molding and tooling costs, assembly and testing costs, and packaging. These projections were based on Dazzle’s experience with similar products. Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and administrative expenses. Development costs are assumed to be applicable for 2001 only once technological feasibility has been achieved. In addition, net cash flows estimates were adjusted to allow for fair return on working capital and fixed assets. A 24.5% to 31.5% discount rate was used to discount the net cash flows back to their present value based on the risks associated with each project. If these projects were not successfully developed, we could not realize the value assigned to the in-process research and development projects. Total costs incurred as of the acquisition date for the MovieStar, EmMe, Mojave and My TV projects were approximately $350,000, $100,000, $316,000 and $75,000, respectively. Expenses to be incurred of $280,000, $70,000, $243,000 and $200,000, respectively, were estimated to complete the projects at the date of acquisition. As of December 31, 2001, the MovieStar, EmMe, Mojave and My TV projects had been completed.

Microtech International

      On June 27, 2000, SCM paid $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International, a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM’s results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $1.0 million.

      Goodwill and intangible assets from the acquisition approximated $17.7 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Finite intangible assets are considered to have a life of five years and are amortized on a straight-line basis. On January 1, 2002, SCM adopted Statement of Financial Accounting Standards (“SFAS”) No, 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and certain intangible assets with indefinite useful lives not be amortized.

Personal Video Division of FAST Multimedia

      Effective July 1, 2000, Dazzle acquired the Personal Video Division (“PVD”) of FAST Multimedia AG (“FAST”), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM’s results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST’s PVD division and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4.0 million in cash for the division. In addition, SCM issued 159,101 shares of its common stock valued at approximately $2.4 million during fiscal 2001 when FAST met certain financial performance criteria. The additional consideration was recorded as goodwill.

      Goodwill and intangible assets from the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $0.9 million were expensed in the third quarter of 2000. Finite intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to five years. On January 1, 2002, SCM adopted SFAS No, 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and certain intangible assets with indefinite useful lives will no longer be amortized.

      At the time of the acquisition, the estimated aggregate fair value of FAST PVD’s research and development efforts that had not reached technological feasibility and had no alternative future uses was estimated to be approximately $0.9 million. This amount was expensed in the third quarter of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. FAST PVD had three projects considered to be in-process technology at the time of the acquisition. These projects were DV.now AV, DV.twin and TV-Master. As of the date of acquisition, these projects were estimated to be 80%, 90% and 50% complete, respectively, and were completed in the fourth quarter of 2000.

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

      The revenue projection used to value the in-process technology was based on sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Projected revenues for the in-process technology projects were assumed to increase from product release to 2002 and to decline significantly in 2003 and 2004. Gross margins were projected to range from 42% for the remainder of 2000 to 40% for 2001 through to 2004. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on FAST PVD’s experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once technological feasibility was achieved. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 30% discount rate was used to discount the net cash flows back to their present value. If these projects were not successfully developed, we would not realize the value assigned to the in-process research and development projects. Total costs incurred for the DV.now AV project were approximately $125,000 as of the acquisition date with an anticipated $35,000 needed for completion. Total costs incurred for the DV.twin project were approximately $36,000 as of the acquisition date with an anticipated $5,000 needed for completion. Total costs incurred for the TV-Master product were approximately $120,000 as of the acquisition date. These projects were completed by December 31, 2000.

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

      Goodwill and intangible assets from the acquisition approximated $8.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1.9 million were expensed in the last half of 2000. Finite intangible assets are being amortized on a straight-line basis over an estimated useful life of five years. On January 1, 2002, SCM adopted SFAS No, 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and certain intangible assets with indefinite useful lives will no longer be amortized.

      At the time of the acquisition, the estimated aggregate fair value of 2-Tel’s research and development efforts that had not reached technological feasibility and had no alternative future uses was approximately $1.9 million. This amount was expensed in the last half of 2000 and represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. 2-Tel had three projects considered to be in-process technology at the time of the acquisition. These projects were E-Gate 2000, Retail Application Terminal and the Transmobile Wallet. The E-Gate 2000 and Retail Application Terminal projects were due to be completed in the fourth quarter of 2000 while the Transmobile Wallet was scheduled for completion in the second quarter of 2001. As of the date of the acquisition, the percentage completion of these projects were estimated to be 79% for the E-Gate 2000, 81% for the Retail Application project and 31% for the Transmobile Wallet. As of December 31, 2000, the E-Gate and Retail Application projects were complete and the Transmobile Wallet was estimated to be 60% complete. As of December 31, 2001, the Transmobile Wallet had been completed.

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

      The revenue projection used to value the in-process technology was based on sales forecasts for worldwide sales territories and was adjusted to consider only the revenue related to development achievements completed at the acquisition date. Since the projected debt-free cash flow for the E-Gate 2000 product was considered to be slightly negative, no in-process technology value was ascribed to this product. Projected revenues for the two remaining in-process technology projects were assumed to increase from product release to 2003 and to decline significantly in 2004 and 2005. Gross margins were projected to range from 62% in the first few years to 54% in 2004 and 2005 for the Retail Application

Terminal and 41% in 2001 to 46% for the following years for the Transmobile Wallet. Projected gross margins were based on estimated cost of revenues including component costs, tooling costs, assembly and testing costs and packaging based on 2-Tel’s experience with similar products. Estimated operating costs, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenues and included sales and marketing expenses, administrative expenses and development costs to maintain the technology once it has achieved technological feasibility. In addition, net cash flow estimates were adjusted to allow a fair return on working capital and fixed assets. A 45% discount rate was used to discount the net cash flows back to their present value for the Retail Application Terminal while a 50% rate was used for the Transmobile Wallet. The higher rate for the Transmobile Wallet relates to the additional risk related to technological similarity to existing products and its stage of completion. If these projects were not successfully developed, we could not realize the value assigned to the in-process research and development projects. The calculated value of the in-process technology for the Retail Application Terminal was $1.7 million and $0.2 million for the Transmobile Wallet. Total costs incurred for the E-Gate 2000 project were approximately $360,000 as of the acquisition date with an anticipated $120,000 needed for completion. Total costs incurred for the Retail Application Terminal were approximately $324,000 as of the acquisition date with an anticipated $108,000 needed for completion. Total costs incurred for the Transmobile Wallet were approximately $180,000 as of the acquisition date with an anticipated $200,000 needed for completion. As of December 31, 2000, the E-Gate 2000 and Retail Application Terminal projects were complete and an additional $200,000 was anticipated to complete the Transmobile Wallet project. The Transmobile Wallet project had been completed as of December 31, 2001.

Results of Operations

      The following table sets forth certain items from SCM’s consolidated statement of operations as a percentage of total revenue for the periods indicated:

	Years Ended December 31,

	2001	2000	1999

Net revenue:
Digital TV and Video Products	59.0%	50.0%	36.4%
Digital Media Products	30.4	39.8	48.5
PC Security Products	10.6	10.2	15.1

Total net revenue	100.0	100.0	100.0
Cost of revenue	73.7	66.4	64.9

Gross profit	26.3	33.6	35.1
Operating expenses:
Research and development	7.2	8.6	7.0
Selling and marketing	16.0	14.8	10.5
General and administrative	11.0	8.9	8.8
Amortization of goodwill and intangibles	8.0	3.5	1.0
Impairment of goodwill and intangibles	19.5	—	0.5
In-process research and development	0.1	3.1	0.7
One-time and restructuring charges	2.8	3.6	0.4

Total operating expenses	64.6	42.5	28.9

Income (loss) from operations	(38.3)	(8.9)	6.2
Loss from investments	(4.6)	—	—
Interest income, net	1.0	3.8	5.0
Foreign currency transaction gains and other income	1.2	1.2	0.2

Income (loss) before income taxes and minority interest in earnings	(40.7)	(3.9)	11.4
Benefit (provision) for income taxes	3.6	0.7	(3.8)
Minority interest in loss (earnings) of consolidated subsidiaries	0.1	0.2	(0.4)

Net income (loss)	(37.0)%	(3.0)%	7.2%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the twelve months ended December 31, 2001 was $184.9 million compared to $157.8 million in 2000, an increase of 17%. The increase in revenue in 2001 over 2000 was due primarily to increased shipments of our products in our Digital TV and Video and PC Security divisions, partially offset by decreased sales of our products in our Digital Media division. Revenues from our Digital TV and Video products were $109.1 million in 2001 compared with sales of $78.9 million in 2000. Increases in revenues in our Digital TV and Video division primarily consisted of increased shipments of our conditional access modules for digital television broadcasts in Europe. Revenues from our PC Security division increased to $19.7 million in 2001 as compared to $16.0 million in the prior year primarily due to a significant increase in sales of smart card readers in the U.S. Revenues from our Digital Media division were $56.2 million in 2001 compared to $62.9 million in 2000. This decrease was primarily due to a decrease in sales of our digital media reader/writers to our OEM customers, who have been experiencing greater pricing pressures along with a reduction in customer demand because of the weakening economy in the U.S. As a result, many of our OEM customers have reduced the cost of their products by reducing the purchase of our digital media reader/writers, which they previously had bundled with their products.

      For products in our Digital TV and Video and PC Security divisions, average unit prices remained relatively stable; however, in our Digital Media division, price declines were experienced that were partially offset by reductions in product costs.

      Gross Profit. Gross profit for 2001 was $48.6 million, or 26% of total net revenue, compared to $53.0 million, or 34% in 2000. The decrease in gross profit as a percentage of net revenue from the 2000 level was due primarily to inventory provisions of $11.2 million taken during 2001 related to products that were considered excess, obsolete or impaired due to technological advancements. In the first quarter of 2001, a $10.0 million provision was recorded which related to our StarKey PC Satellite receiver and to our digital media reader products and related components. During the fourth quarter of 2001, a further provision increase of $1.2 million was recorded for StarKey components and finished product because we determined this product was unable to address any identifiable market. Excluding these charges, SCM’s gross profit was $59.8 million, or 32% of total net revenue. SCM’s gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For 2001, research and development expenses were $13.2 million, compared with $13.5 million in 2000. As a percentage of total net revenue, research and development expenses were 7% in 2001 compared to 9% for 2000. The decrease in 2001 in absolute amounts was primarily due to the continued strategic movement of engineering activities from high cost regions such as Silicon Valley to lower cost locations such as India. Personnel related expenses decreased by $0.4 million.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as advertising and other marketing costs. Selling and marketing expenses for 2001 were $29.6 million, or 16% of revenue, compared with $23.4 million in 2000, or 15% of revenue, an increase of 27%. The increase in absolute amounts in 2001 included an increase of $5.3 million in personnel and commission related costs associated with the increased sales headcount and sales personnel compensation expenses in SCM’s U.S. and European offices and an increase in marketing costs of $1.3 million.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2001, general and administrative expenses were $20.4 million, an increase of 45% compared with $14.1 million in 2000, representing 11% and 9% of total net revenue for 2001 and 2000, respectively. These increases in absolute amounts were primarily due to an increase in personnel related expenses of $0.3 million to support higher levels of business activities; an increase of $0.7 million for depreciation expense; an increase in bad debt expense of $2.0 million recorded in the first quarter of 2001 after we experienced increased delays and non-payments from some customers, as well as some customers filing for bankruptcy; an increase in professional fees of $0.9 million; an increase in facilities costs and supplies of $1.9 million; and an increase in insurance costs of $0.4 million which were only partially offset by a decrease in general expenses of $0.2 million. We expect that our general and administrative costs will fluctuate as a percentage of total net revenue.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 2001 was $14.9 million, compared with $5.5 million in 2000. The increase of $9.4 million in intangible asset amortization resulted from a full year’s amortization charge related to our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle’s acquisition of FAST’s Personal Video Division, compared to less than one year recorded in 2000. On January 1, 2002, SCM adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and as a consequence has stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions made before June 30, 2001 will be approximately $1.1 million.

      Impairment of Goodwill and Intangibles. In conjunction with the planned separation of our Digital Media and Video business, we early adopted SFAS 144 which superceded SFAS 121 and took a non-cash write-down of goodwill and other intangibles of $36.1 million in the fourth quarter of 2001. The entire amount of the goodwill and intangibles write down was related to the Digital Media and Video business. We would have been required to conduct a valuation of our goodwill and intangible assets in the first quarter of 2002 under the new SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for the Company on January 1, 2002. This valuation would have resulted in a similar non-cash charge that we would have had to take in the first quarter, had we not already taken this charge in the fourth quarter. Consequently, we do not expect to take any charges in the first quarter of 2002 associated with the adoption of SFAS No. 142.

      In-Process Research and Development. In-process research and development costs of $0.1 million in 2001 were included in SCM’s results as one-time charges for the write-off of development efforts that had not yet reached technological feasibility related to the acquisition of additional shares of Dazzle common stock. In-process research and development costs of $4.9 million in 2000 were included in SCM’s results as one-time charges for the write-off of development efforts that had not yet reached technological feasibility within our recently acquired companies and had no alternative future uses as of the various acquisition dates. Of these expenses, $0.9 million related to the acquisition of FAST’s Personal Video Division, approximately $1.9 million related to the acquisition of 2-Tel, and approximately $2.1 million related to the acquisition of the minority interest of Dazzle. These amounts were determined by independent appraisals.

      One-Time and Restructuring Charges. SCM recorded one-time and restructuring charges of $5.2 million in 2001 related to legal settlement costs of $1.8 million, severance and other costs of $3.4 million related to the relocation and closure of certain SCM facilities and asset write-offs associated with those moves. SCM recorded one-time and restructuring charges of $5.7 million in 2000. Approximately $5.0 million of these charges related to contract termination, dispute resolution settlement and associated legal fees and $0.7 million for the relocation and closure of certain SCM facilities and asset write-offs associated with those moves.

      Loss from Investments. During the first and fourth quarters of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by these companies in obtaining additional funding, we determined that our investments in SmartDisk, Spyrus and Satup were permanently impaired. Accordingly, in the first quarter of 2001 we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter in 2001. In the fourth quarter of 2001, we wrote off our remaining balances for Spyrus, Satup and our investment in a Singapore subsidiary of PC Card. The result was a charge to the income statement of $2.8 million in the fourth quarter of 2001.

      Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 2001, interest income, net was $1.9 million, compared to $5.9 million in 2000. Lower average investable cash balances as well as lower overall interest rates in 2001 resulted in the decrease in interest income, net in 2001 compared to 2000. We expect continued investment of cash balances to generate future net investment income in 2002.

      Foreign Currency Transaction Gains and Other Income. Foreign currency transaction gains were $2.1 million in 2001 compared to $1.6 million in 2000. These foreign currency transactions gains were primarily from gains in Singapore ($2.5 million) being partially offset by losses in other subsidiaries. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Other income in 2000 included a gain on the sale of Impleo of approximately $0.4 million offset by other expenses of $0.1 million.

      Income Taxes. The benefit from income taxes was $6.7 million in 2001 or a 4% benefit compared to a tax provision with a federal statutory rate of 34%. This benefit resulted principally from net losses generated in the United States which were partially offset by taxable income generated in foreign jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization and impairment of intangibles and goodwill and in-process research and development. As of December 31, 2001, SCM had net operating loss carryforwards of approximately $49.3 million and $22.6 million for U.S. federal and California state income tax purposes, respectively.

      Minority Interest. The minority interest of $0.2 million in 2001 and $0.4 million in 2000 reflects the proportion of losses from Dazzle Multimedia that were attributable to the minority shareholders of Dazzle during those periods.

Year ended December 31, 2000 Compared to Year ended December 31, 1999

      Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the twelve months ended December 31, 2000 was $157.8 million compared to $127.3 million in 1999, an increase of 24%. The increase in revenue in 2000 over 1999 was due primarily to increased shipments of products in our Digital TV and Video division, offset by decreased sales of products in our PC Security division. Revenues from our Digital TV and Video division were $78.9 million in 2000 compared with sales of $46.4 million in 1999. Increases in revenues in our Digital TV and Video division primarily consisted of increased shipments of our conditional access modules for digital television broadcasts in Europe, as well as, increased shipments of our Dazzle branded digital video products worldwide. Revenues from Dazzle branded digital video products have been consolidated in SCM’s results since we took a majority interest in Dazzle Multimedia on June 30, 1999. No Dazzle product sales were included in the first six months of 1999. Revenues from our PC Security division were $16.0 million in 2000 compared with $19.2 million in 1999. This decrease was primarily due to reduced demand from the U.S. government for our legacy SwapBox products in the last three quarters of 2000.

      For all product groups, average unit prices remained relatively stable, and increases in net revenue were due to increased volume shipments.

      Gross Profit. Gross profit for 2000 was $53.0 million, or 34% of total net revenue, compared to $44.7 million, or 35% in 1999. The increase in gross profit in absolute dollars for the year was due to our increase in net revenue. The decrease in gross profit as a percentage of net revenue from the 1999 level was due to lower unit gross margins in all SCM’s divisions, caused primarily by a shift in product mix within those divisions. In the fourth quarter, gross profit was impacted by higher than expected sales of some older Dazzle digital video products that carried lower margins, made lower still by a rebate program with higher than anticipated participation. Digital media product margins in 1999 also included a $1.1 million charge resulting from the write down of excess inventory in that division and costs associated with the ramp up of production of certain digital media products in the second quarter of 1999. The write down of inventory resulted from a review of SCM’s products in the Digital Media division, which was conducted following a slow down in sales of certain products. These declining sales were attributed to an overlap in SCM’s product lines. SCM’s gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development, and to a lesser degree, software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For 2000, research and development expenses were $13.5 million, compared with $8.9 million in 1999, an increase of 52%. As a percentage of total net revenue, research and development expenses were 9% in 2000 compared to 7% for 1999. The increase in absolute amounts in 2000 was primarily due to increased engineering headcount and related product development costs at SCM’s development centers in France and India, and due to research and development expenses of Dazzle Multimedia, in which we acquired a majority stake in June of 1999. Personnel related expenses increased by $3.4 million and prototype expenses increased by $0.6 million in 2000 compared with 1999. Research and development expenses in 2000 also included $0.5 million in stock-based compensation expenses related to the assumption of Dazzle’s stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as advertising and other marketing costs. Selling and marketing expenses for 2000 were $23.4 million, or 15% of revenue, compared with $13.3 million in 1999, or 11% of revenue, an increase of 75%. The increase in absolute amounts in 2000 included an increase of $4.6 million in marketing program costs associated with the retail sales strategy of Dazzle and Microtech and increases in personnel related expenses including sales headcount and sales personnel compensation expenses in SCM’s U.S. and European offices of $ 3.4 million. Also, sales commissions and travel increased by $0.7 million and $0.4 million, respectively, in 2000 compared to 1999 levels. Selling and marketing expenses in 2000 also included $0.4 million in stock-based compensation expenses related to the assumption of Dazzle’s stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2000, general and administrative expenses were $14.1 million, an increase of 25% compared with $11.3 million in 1999, representing 9% of total net revenue for 2000 and 1999. This increase in absolute dollars was primarily due to an increase in personnel related expenses of $1.2 million to support higher levels of business activities; an increase in travel costs of $0.4 million; and an increase in rent expense of $0.4 million. General and administrative expenses in 2000 also included $0.8 million in stock-based compensation expenses related to the assumption of Dazzle’s stock option program following our acquisition of the minority interest of Dazzle in the fourth quarter of 2000. These increases in 2000 compared to 1999 were offset by a $2.0 million non-recurring allowance for doubtful accounts recorded in 1999 as a result of cash flow difficulties experienced by one of our customers. An initial provision of $2.3 million for bad debt from this customer was made in December 1998. The customer continued to trade during the first quarter of 1999. During the second quarter of 1999, the customer filed bankruptcy. As of December 31, 1999 all outstanding balances due from this customer had been written off.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 2000 was $5.5 million, compared with $1.3 million in 1999. The increase of $4.2 million in intangible asset amortization resulted from our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle’s acquisition of FAST’s Personal Video Division.

      Impairment of Goodwill and Intangibles. In 1999, in connection with the acquisition of a majority interest in Dazzle Multimedia, SCM incurred a non-recurring charge of $0.6 million resulting from the write down of the Dazzle investment at the date of the acquisition.

      In-Process Research and Development. In-process research and development costs of $4.9 million in 2000 were included in SCM’s results as one-time charges for the write-off of development efforts that had not yet reached technological feasibility within our recently acquired companies and had no alternative future uses as of the various acquisition dates. Of these expenses, $0.9 million related to the acquisition of FAST’s Personal Video Division, approximately $1.9 million related to the acquisition of 2-Tel, and approximately $2.1 million related to the acquisition of the minority interest of Dazzle. These amounts were determined by independent appraisals. The $0.9 million recorded in 1999 related to our purchase of 51% of Dazzle’s outstanding stock in the second quarter of 1999.

      One-time and Restructuring Charges. SCM recorded one-time and restructuring charges of $5.7 million in 2000. Approximately $5.0 million of these charges related to contract termination, dispute resolution settlement and associated legal fees and $0.7 million for the relocation and closure of certain SCM facilities and asset write-offs associated with those moves. In 1999, in connection with the acquisition of a majority interest in Dazzle Multimedia, SCM incurred headcount termination costs of $0.3 million and legal and other costs of $0.3 million.

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

      Foreign Currency Transaction Gains and Other Income. Foreign currency transaction gains were $1.6 million in 2000 compared to $0.3 million in 1999. These foreign currency transactions gains were primarily from gains in Germany/ France ($0.8 million) and Singapore ($0.8 million) being partially offset by losses in the U.S. ($0.5 million) and other subsidiaries. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Other income in 2000 included a gain on the sale of Impleo of approximately $0.4 million offset by other expenses of $0.1 million. There was no other income in 1999.

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

New Divisional Reporting

      Throughout 2001 we organized our business around Digital TV and Video, Digital Media, and PC Security. As we described herein, beginning with fiscal 2002 and going forward we will structure our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products. The Net Revenue descriptions in the Management Discussion and Analysis section of this Annual Report on Form 10-K and Note 13 to the consolidated financial statement financial statements reflect the way we have organized our business in 2001 and prior thereto.

      In light of the new structure of our business beginning with fiscal 2002 and going forward, we are providing summary financial information below to reflect how our newly reorganized business divisions would have performed financially from a revenue, gross profit, and gross margin perspectives for the years ended December 31, 2001, 2000, and 1999.

      Below is historic unaudited summary information for the years ended December 31, 2001, 2000, and 1999 for our new business structure (in thousands):

	Years Ended December 31,

	2001	2000	1999

	(unaudited)
Security:
Revenues	$90,613	$52,014	$50,003
Gross margin	26,127	18,633	19,861
Gross margin %	28.8%	35.8%	39.7%

Digital Media and Video (DMV):
Revenues	$94,322	$105,820	$77,285
Gross margin	22,486	34,338	24,803
Gross margin %	23.8%	32.4%	32.1%

Total:
Revenues	$184,935	$157,834	$127,288
Gross margin	48,613	52,971	44,664
Gross margin %	26.3%	33.6%	35.1%

      Quarterly historical unaudited summary information by our new business structure for the year ended December 31, 2001 is as follows (in thousands):

Quarter Ended	Security	DMV	Total

(unaudited)
March 31, 2001:
Revenues	$18,736	$26,371	$45,107
Gross margin	733	3,511	4,244

June 30, 2001:
Revenues	$23,956	$22,644	$46,600
Gross margin	9,080	6,101	15,181

September 30, 2001:
Revenues	$24,094	$22,377	$46,471
Gross margin	8,494	6,600	15,094

December 31, 2001:
Revenues	$23,827	$22,930	$46,757
Gross margin	7,820	6,274	14,094

Total:
Revenues	$90,613	$94,322	$184,935
Gross margin	26,127	22,486	48,613

Liquidity and Capital Resources

      As of December 31, 2001, SCM’s working capital was $101.4 million. Working capital decreased in 2001 by approximately $22.4 million, primarily because of the decrease in cash, cash equivalents and short-term investments of $7.5 million, accounts receivable of $10.5 million and inventory of $4.1 million.

      In 2001, cash and cash equivalents increased by $25.7 million primarily due to the conversion of short term investments into cash and equivalents. Cash provided by operating activities of $1.1 million primarily resulted from a net loss of $68.3 million and an increase in deferred income taxes of $8.0 million being offset by the adding back of depreciation and amortization of $18.2 million, an asset impairment of $36.1 million and a loss on long-term investments of $8.5 million, a decrease in accounts receivable of $8.9 million, a decrease in inventory of $2.7 million, and an increase in accounts payable of $2.0 million and accrued expenses of $1.2 million. Cash from investing activities of $25.9 million consisted primarily of net proceeds of short-term investments of $33.2 million being partially offset by purchases of capital expenditures of $4.7 million, $2.2 million used to purchase additional Dazzle common stock and purchases of long-term investments of $1.0 million. Cash provided by financing activities was $0.9 million and consisted primarily of proceeds for the issuance of equity securities.

      SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.7 million as of December 31, 2001). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of December 31, 2001) which bears interest at 4.48% and has no expiration date. In the United States, we have an unsecured $3.0 million line of credit which bears interest at 8.5% and expires in May 2002. In addition, we have a Singapore $1.2 million (approximately $0.6 million as of December 31, 2001) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 7.5%. There were no amounts outstanding under any of these credit facilities as of December 31, 2001 and 2000.

      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next fifteen years. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 were $3.1 million for 2002, $2.2 million for 2003, $1.9 million for 2004, $1.6 million for 2005, $1.3 million for 2006 and $1.8 million for all years thereafter.

      We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2002. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition, results of operations or product market share could be materially and adversely affected. In such case, the trading price of our common stock could decline.

We have incurred operating losses and may not achieve profitability.

      We have a history of losses with an accumulated deficit of $74.4 million as of December 31, 2001. Although we were profitable for each quarter during the year ended December 31, 2000 and for the second and third quarters of 2001 (before one-time items and the amortization and impairment of goodwill and intangibles), we may continue to incur losses in the future and may be unable to achieve profitability.

Our quarterly operating results will likely fluctuate.

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets, and in particular, the demand in our retail channels;

•	the timing and amount of orders we receive from our customers that, in the case of our consumer products and products sold to the government, may be tied to seasonal demand or budgetary cycles;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, litigation and write-off of investments.

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

A number of factors make it difficult to estimate operating results prior to the end of a quarter.

      We do not typically maintain a significant level of backlog. As a result, revenues in any quarter depend on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers, including distributors of our consumer products, have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand for our products or for our customers’ products, causing customers to decrease or cancel orders to us or to delay payment.

      Recently, economic conditions in the United States have resulted in decreased demand from end users for many companies’ products, including ours. Throughout 2001 and during 2002 through the date hereof, we have experienced decreased actual and anticipated demand for our retail digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. Reductions in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse affect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

      On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During the first quarter of 2002, we have initiated activities to create a separate legal entity around our Digital Media and Video business in preparation for its separation, which we expect will not be completed for several months. Our inability to properly implement the separation may adversely affect our revenues, results of operations and our stock price. Risks which could impact our ability to properly implement the separation include:

•	the separation process and results thereof will occupy a significant portion of senior management time and effort and may distract management and employees from the operation of these businesses;

•	the separation could be delayed or cancelled;

•	our separation strategy could be perceived negatively by our customers or cause them to choose our competitors’ products instead of ours;

•	implementation of the separation strategy could make it more difficult for us to retain employees and may otherwise adversely affect employee morale; and

•	adverse market perception of the separation may cause our stock price to decline.

      Also, there is no assurance that we will effectively implement the separation in a timely manner or at all. This implementation requires management to make and effect several administrative and employment-related decisions efficiently. If we do not implement these decisions efficiently, our operating results could be adversely affected. Furthermore, there is no assurance that, if we do implement the separation efficiently and in a timely manner, we will realize the benefits we contemplate from the separation. If we do not realize these benefits, our operations could be adversely affected and our stock price could decline.

Our listing on the Neuer Markt of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

      Our common stock experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. In addition, the European economy and market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.

Our stock price has been and is likely to remain volatile.

      The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from March 19, 2001 to March 19, 2002, the reported sale prices for our common stock on the Nasdaq market ranged between $4.70 to $18.63 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Nasdaq Stock Market or the Neuer Markt of the Frankfurt Stock Exchange;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competition;

•	developments related to our decision to organize our company around a Security business and a Digital Media and Video business and to separate our Digital Media and Video business and focus on our Security business as a core strategy;

•	litigation developments; and

•	general market downturns.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

Sales of our products depend on the development of several emerging markets.

      We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, revenues and gross profit margins in either or both of our Security or our Digital Media and Video business could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

      In our Security business, these factors also include the following:

•	the slow pace and uncertainty of adoption in Europe of open systems platforms that require conditional access modules, such as ours, that use the DVB-CI standard;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition; and

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours.

      In our Digital Media and Video business, demand for our products will also be influenced by the following:

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data;

•	the availability of low cost hardware and software OEM solutions to allow expansion in the PC OEM market; and

•	increased consumer acceptance of DVDs, CDs and DVD players and readers.

If we are unable to develop and maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted, the growth and success of our business may be limited.

      If we are unable to anticipate market trends and the price, performance and functionality requirements for our products, we may not be able to develop and sell products that are commercially viable and widely accepted. We must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected.

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.

      The markets for our Security and Digital Media and Video products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements. Our customers’ needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process in a timely basis, or risk losing current and any future business from our customers.

      For example, our SmartReady, SmartSecure, SmartTrust and SmartRetail product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by financial institutions, the U.S. government, corporations and other large organizations, in some cases in advance of anticipated security-oriented applications. However, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

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

Our markets are highly competitive, and our customers may purchase products from our competitors.

      The markets for our products are intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the markets for our products include:

•	the extent to which products support existing industry standards and provide interoperability;

•	technical features;

•	ease of use;

•	quality and reliability;

•	level of security;

•	brand name, particularly in retail channels;

•	strength of distribution channels; and

•	price.

      We believe that competition in our markets is likely to intensify as a result of increasing demand for the type of products we offer. We currently experience competition from a number of companies. In our Security business, our competitors include:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces.

      In our Digital Media and Video business, our competitors include:

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers; and

•	ADS, Canopus, Pinnacle Systems, Roxio and ULead for digital video capture and editing products.

      We also experience indirect competition from some of our customers who sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital content security products. In addition, the market for our products may ultimately include technological solutions other than ours and our competitors.

      Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share.

Seasonal trends in sales of our products may affect our quarterly operating results.

      Our business and operating results normally reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Media and Video products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. However, because of the unpredictability of the U.S. economy, there is no assurance that this increase will occur in the second half of 2002. In addition, our sales are impacted by the buying patterns of the U.S. government, which is an important customer for our PC Security products. These patterns tend to be variable in terms of the timing and size of orders, which contributes to the variability of our results on a quarterly basis.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

      Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 42% of our total net revenue in 2001, with one customer, Aston, accounting for 11% of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

We face risks related to our increased dependence on a retail distribution model for distribution of our Digital Media and Video products.

      Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products through our retail channel. Direct retail distribution creates additional risks for us including:

•	increased exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	the need to develop, and the related marketing expense of developing brand recognition for our Dazzle and Microtech branded products;

•	the need to protect the reputation of our brands for quality and value; and

•	the need to successfully and cost-effectively maintain current retail channels and develop new retail distribution channels for these products.

      We sell a substantial portion of our Digital Media and Video products through retailers, including Best Buy, CompUSA, Dixons/PC World, Fry’s Electronics, Office Depot, Staples, Sears, B&H Photo, The Good Guys, MicroCenter and CameraWorld.com. Our retail distributors may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by us and our competitors over which we have no control and which we cannot predict. We could lose market share if the retailers that carry our products do not grow as quickly as retailers that carry our competitors’ products. Also, the amount of our products that retailers purchase is subject to factors we do not control. For instance, retailers’ decisions to purchase our products depend on pricing, terms and special promotions offered by our competitors. If retailers choose not to purchase our products or choose to purchase less than what we expect, our sales will decrease or not grow at the rate we expect.

      We also sell our digital video products through distributors, including Ingram Micro, Northamber and Tech Data. Our distributor agreements are generally nonexclusive and may be terminated by either party without cause. If these agreements are terminated, we may not be able to find other distributors willing to purchase our digital video products. Certain distributors have experienced financial difficulties in the past. Distributors that account for significant sales of our consumer products may experience financial difficulties in the future, which could lead to reduced sales or write-offs.

      Because a large percentage of our Digital Media and Video sales are to a small number of customers that are primarily retailers or distributors, this can exert pressure on our revenues generated from these customers. As a result of this pricing pressure, we have reduced and may need to continue to reduce the prices of some of our Digital Media and Video products. Any reduction in prices will negatively impact our gross margins unless we are able to reduce our costs. Also, some customers are requesting that we sell our products to them on a consignment basis. If we agree to these arrangements, our inventory levels will increase, and this will increase our costs and the risk of inventory write-offs.

We have global operations, which require significant managerial and administrative resources.

      Operating in diverse geographic locations imposes significant burdens on our managerial resources. In particular, our management must:

•	divert a significant amount of time and energy to manage employees and contractors from diverse cultural backgrounds and who speak different languages;

•	manage different product lines for different markets;

•	manage our supply and distribution channels across different countries and business practices; and

•	coordinate these efforts to produce an integrated business effort, focus and vision.

      In addition, we are subject to the difficulties associated with operating in a number of time zones, which may subject us to additional unforeseen difficulties or logistical barriers. Operating in widespread geographic locations requires us to implement and operate complex information and operational systems. In the future we may have to exert managerial resources and implement new systems that may be costly. Any failure or delay in implementing needed systems, procedures and controls on a timely basis or in expanding current systems in an efficient manner could have a material adverse effect on our business and operating results.

Our key personnel are critical to our business, and such key personnel may not remain with us in the future.

      We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants, which are typically subject to vesting over four years, to attract and retain qualified employees. In addition, certain of our executive officers are subject to one-year non-compete agreements. Non-compete agreements are, however, generally difficult to enforce. Employee retention may become more difficult because of the uncertainty associated with the separation of our Security and Digital Media and Video businesses. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them, including those individuals that are subject to non-compete agreements.

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

      We sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers.

The rapid growth of our businesses may create significant burdens on our systems.

      Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $184.9 million in 2001. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 521 as of December 31, 2001.

      Our business model contemplates continued revenue growth. If we do not manage this growth effectively, our stock price and financial condition could be materially and adversely affected. Our growth and our growth plans have placed and are likely to continue to place a significant burden on our operating and financial systems and increase responsibility for senior management and other personnel. Our existing management or any new members of management may not be able to improve our existing systems and controls or implement new systems and controls in response to our anticipated growth. In addition, our intention to reduce or re-deploy personnel to reduce expenses from time to time may limit our capacity to grow.

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

      During the fourth quarter of 2001, the Company evaluated its intangible assets for possible impairment by examining a number of factors including the current economic conditions and markets of past acquisitions and their products, as well as the Company’s best estimates for future revenues, cost of goods sold and operating costs related to those products. An independent valuation firm was used to assess the current value of these intangible assets given the information available. Based on the independent valuation firm’s finding, the Company determined that the intangible assets from a number of past acquisitions were impaired. The Company recorded a $36.1 million impairment charge in 2001 in order to adjust intangible assets to their estimated fair value as of December 31, 2001.

Our business is subject to risks related to our international sales.

      We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 58%, 48% and 52% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

      We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments in 2001, including SmartDisk, Spyrus, and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.

      Highly complex products such as our Digital Media and Video hardware and software products may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement costs. These potential problems might also result in claims against us by our customers or others.

      In addition, customers of our Security business rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Although we place warranty disclaimers and liability limitation clauses in our sales agreements and maintain product liability insurance, these measures may be ineffective in limiting our liability. Liability for damages resulting from security breaches could be substantial and the adverse publicity associated with this liability could adversely affect our reputation. These costs could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

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

(Asia) Pte. Ltd. In addition, we use contract manufacturers in Europe and Asia. Foreign manufacturing poses a number of risks, including:

•	transportation delays and interruptions;

•	difficulties in staffing;

•	currency fluctuations;

•	potentially adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers; and

•	political and economic instability.

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

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept and DVD Cre8. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

      Our SmartOS and SmartReady trademarks are registered in the United States, and we continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

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

      If we decide to incorporate third party technology into our products or if we are found to infringe on others’ intellectual property, we could be required to license intellectual property from a third party. We may also need to license some of our intellectual property to others in order to enable us to obtain cross-licenses to third party patents. We cannot be certain that licenses will be offered when we need them or that the terms offered will be acceptable. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments. In addition, if we are unable to obtain a license that is necessary to the manufacture of our products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all.

We may have to take back unsold Digital Media and Video inventory from our customers.

      Although our contractual obligations to accept returned products from our retail, distributor and OEM customers are limited, if consumer demand is less than anticipated these customers may ask that we accept returned products. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase even more than present levels in the future.

Our failure to promote our brand successfully and achieve strong brand recognition in our target markets could limit or reduce demand for our Digital Media and Video products.

      We believe that brand recognition will be important to our success, particularly the recognizability of our Dazzle and Microtech brands. We plan to market these brands to increase awareness. If we fail to promote our brands successfully or if our marketing expenses are too large, our business may not grow as we anticipate. Also, if our products perform poorly or have other problems, the value of our brands will decrease.

We may experience significant amortization charges and may have future non-recurring charges as a result of past acquisitions.

      In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we may experience significant charges related to the amortization of certain intangible assets. In addition, if we later determine that our intangible assets or goodwill are impaired, we will be required to take a related non-recurring charge to earnings.

Factors beyond our control could disrupt our operations and increase our expenses.

      We face a number of potential business interruption risks that are beyond our control. In 2001, the State of California experienced:

•	intermittent power shortages;

•	sharp increases in the cost of energy; and

•	interruptions of service to some business customers.

      If power shortages continue to be a problem our business may be materially adversely effected. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. Safety precautions have been implemented; however there is no guarantee that an earthquake would not seriously disturb our entire business process.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currencies

      SCM transacts business in various foreign currencies, primarily in certain European countries, the U.K., Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

      SCM’s foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

      A 10% adverse change in the U.S. dollar compared to the Company’s other functional currencies would have had an effect of $1.1 million on its 2001 net loss.

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

      At December 31, 2001, we had $59.4 million in cash and cash equivalents. Based on our cash and cash equivalents at December 31, 2001, a hypothetical 10% increase/decrease from our current interest rates would increase/decrease our interest income and cash flows by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated by reference to pages F-1 through F-26 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is set forth under the caption “Election of Directors” and “Matters Relating to the Board of Directors” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by Item 11 is set forth under the caption “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed with Report

      1.     Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Reports are incorporated by reference to pages F-1 through F-26 of this Form 10-K.

The consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2001, together with the notes thereto.

The report of Deloitte & Touche LLP dated February 22, 2002 (March 14, 2002 as to Note 17).

      2.     Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Additions	Balance at
	Beginning of			From	End of
Classification	Period	Additions	Deductions	Acquisition*	Period

	(In thousands)
Accounts receivable allowances
Year ended December 31, 1999	$2,796	$2,867	$4,669	$1,839	$2,833
Year ended December 31, 2000	2,833	1,205	589	251	3,700
Year ended December 31, 2001	3,700	2,581	950	—	5,331
Warranty accrual
Year ended December 31, 1999	$106	$768	$24	$—	$850
Year ended December 31, 2000	850	237	558	166	695
Year ended December 31, 2001	695	310	258	—	747

*	Represents additional allowances from the Microtech and 2-Tel acquisition in 2000 and the Dazzle acquisition in 1999.

      3.     Exhibits

Exhibit
Number	Description of Document

3.1*	Fourth Amended and Restated Certificate of Incorporation.
3.2*	Bylaws, as amended, of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
9.1*	Form of Director and Officer Indemnification Agreement.
9.2*	1997 Stock Plan.
10.1*	1997 Employee Stock Purchase Plan.
10.2*	1997 Director Option Plan.
10.3*	1997 Stock Option Plan for French Employees.
10.4*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.5***	2000 Non-statutory Stock Option Plan
10.6***	LA Vision, Inc. 1997 Option Plan.
10.7***	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.8***	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.9**	Revolving Credit Loan and Security Agreement, dated September 26, 1997, between Registrant and Comerica Bank.
10.10*	Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
10.11*	Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
10.12*	Sublease Agreement, dated December 17, 1996, between Intermart Systems, Inc. and Registrant.
10.13****	Sublease Agreement, dated March 15, 2000 between Dazzle Multimedia, Inc. and Zitel Corporation.
10.14****	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.15*	Form of Employment Agreement between SCM GmbH and Messr. Schneider.

Exhibit
Number	Description of Document

10.16*†	Development and Supply Agreement, dated May 15, 1997, between Telenor Conax and Registrant.
10.17*	License Agreement, dated September 5, 1997, between the Registrant and Gemplus.
10.18*	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.19	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
21.1****	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

**	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See SEC File No. 000-22689).

***	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

****	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.

(b) Reports on Form 8-K

      None

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC.
Registrant

By:	/s/STEVEN HUMPHREYS

Steven Humphreys
Chairman

March 26, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ STEVEN HUMPHREYS Steven Humphreys	Chairman of the Board	March 26, 2002

/s/ ROBERT SCHNEIDER Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2002

/s/ ANDREW WARNER Andrew Warner	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002

/s/ FRIEDRICH BORNIKOEL Friedrich Bornikoel	Director	March 26, 2002

/s/ OYSTEIN LARSEN Oystein Larsen	Director	March 26, 2002

/s/ POH CHUAN NG Poh Chuan Ng	Director	March 26, 2002

/s/ ANDREW VOUGHT Andrew Vought	Director	March 26, 2002

/s/ SIMON TURNER Simon Turner	Director	March 26, 2002

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of SCM Microsystems, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

February 22, 2002
(March 14, 2002 as to Note 17)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,421	$33,699
Short-term investments	—	33,227
Accounts receivable, net of allowances of $5,331 and $3,700 as of December 31, 2001 and 2000, respectively	44,368	54,913
Inventories	32,690	36,799
Deferred income taxes	3,405	2,744
Other current assets	4,769	2,748

Total current assets	144,653	164,130
Property and equipment, net	10,464	10,476
Investments	1,482	8,070
Long-term deferred income taxes	11,252	5,086
Intangible assets, net of accumulated amortization of $22,505 and $7,651 as of December 31, 2001 and 2000, respectively	17,331	64,129
Other assets	406	504

Total assets	$185,588	$252,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,252	$27,167
Accrued compensation and related benefits	2,755	2,348
Accrued restructuring and professional fees	4,286	3,724
Accrued royalties	1,988	2,059
Other accrued expenses	3,992	3,940
Income taxes payable	2,010	1,147

Total current liabilities	43,283	40,385

Deferred tax liability	434	1,214
Minority interest	90	636
Commitments and contingencies (see Note 14 and 16)
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,541 and 15,237 shares issued and outstanding as of December 31, 2001 and 2000, respectively	16	15
Additional paid-in capital	224,433	223,677
Deferred stock compensation	(849)	(4,001)
Accumulated deficit	(74,408)	(6,061)
Other cumulative comprehensive loss	(7,411)	(3,470)

Total stockholders’ equity	141,781	210,160

Total liabilities and stockholders’ equity	$185,588	$252,395

See notes to consolidated financial statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net revenue	$184,935	$157,834	$127,288
Cost of revenue	136,322	104,863	82,624

Gross profit	48,613	52,971	44,664

Operating expenses:
Research and development	13,230	13,525	8,900
Selling and marketing	29,609	23,373	13,322
General and administrative	20,353	14,062	11,293
Amortization of goodwill and intangibles	14,854	5,465	1,265
Impairment of goodwill and intangibles	36,068	—	600
In-process research and development	115	4,867	900
One-time and restructuring charges	5,194	5,683	568

Total operating expenses	119,423	66,975	36,848

Income (loss) from operations	(70,810)	(14,004)	7,816
Loss from investments	(8,529)	—	—
Interest income, net	1,929	5,930	6,365
Foreign currency transaction gains and other income	2,135	1,946	314

Income (loss) before income taxes and minority interest	(75,275)	(6,128)	14,495
Benefit (provision) for income taxes	6,699	1,032	(4,801)
Minority interest in loss (earnings) of consolidated subsidiaries	229	387	(586)

Net income (loss)	$(68,347)	$(4,709)	$9,108

Basic net income (loss) per share	$(4.46)	$(0.32)	$0.65

Diluted net income (loss) per share	$(4.46)	$(0.32)	$0.60

Shares used to compute basic net income (loss) per share	15,319	14,641	14,082

Shares used to compute diluted net income (loss) per share	15,319	14,641	15,086

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2001, 2000 and 1999
(In thousands)

						Other
	Common Stock		Additional	Deferred		Cumulative	Total
			Paid-in	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)

	(In thousands)
Balances, January 1, 1999	14,006	$14	$168,897	$(72)	$(11,198)	$1,138	$158,779
Issuance of common stock upon exercise of options	171	—	2,947	—	—	—	2,947
Issuance of common stock under Employee Stock Purchase Plan	17	—	593	—	—	—	593
Tax benefits resulting from stock options	—	—	611	—	—	—	611
Amortization of deferred stock compensation	—	—	—	47	—	—	47
Unrealized gain on investments, net of deferred taxes	—	—	—	—	—	4,496	4,496	$4,496
Foreign currency translation adjustment	—	—	—	—	—	(1,371)	(1,371)	(1,371)
Earnings allocable to minority interest with negative basis	—	—	—	—	586	—	586	—
Net income	—	—	—	—	9,108	—	9,108	9,108

Comprehensive income	—	—	—	—	—	—	—	$12,233

Balances, December 31, 1999	14,194	14	173,048	(25)	(1,504)	4,263	175,796
Issuance of common stock upon exercise of options	291	—	9,917	—	—	—	9,917
Issuance of common stock under Employee Stock Purchase Plan	14	—	512	—	—	—	512
Issuance of common stock in exchange for the net assets of businesses acquired	738	1	34,555	—	—	—	34,556
Deferred compensation related to assumption of Dazzle stock plan	—	—	5,645	(5,645)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,669	—	—	1,669
Unrealized loss on investments, net of deferred taxes	—	—	—	—	—	(5,894)	(5,894)	$(5,894)
Foreign currency translation adjustment	—	—	—	—	—	(1,839)	(1,839)	(1,839)
Earnings allocable to minority interest with negative basis	—	—	—	—	152	—	152	—
Net loss	—	—	—	—	(4,709)	—	(4,709)	(4,709)

Comprehensive loss	—	—	—	—	—	—	—	$(12,442)

Balances, December 31, 2000	15,237	15	223,677	(4,001)	(6,061)	(3,470)	210,160
Issuance of common stock upon exercise of options	66	—	362	—	—	—	362
Issuance of common stock under Employee Stock Purchase Plan	79	—	495	—	—	—	495
Issuance of common stock in exchange for the net assets of businesses acquired	159	1	2,352	—	—	—	2,353
Adjustment of deferred compensation related to terminated employees	—	—	(2,453)	2,453	—	—	—
Amortization of deferred stock compensation	—	—	—	699	—	—	699
Unrealized gain on investments, net of deferred taxes	—	—	—	—	—	527	527	$527
Foreign currency translation adjustment	—	—	—	—	—	(4,468)	(4,468)	(4,468)
Net loss	—	—	—	—	(68,347)	—	(68,347)	(68,347)

Comprehensive loss	—	—	—	—	—	—	—	$(72,288)

Balances, December 31, 2001	15,541	$16	$224,433	$(849)	$(74,408)	$(7,411)	$(141,781)

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(68,347)	$(4,709)	$9,108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(7,976)	(983)	(1,125)
Depreciation and amortization	18,154	8,347	3,188
Issuance of common stock for contract cancellation	—	1,163	—
In-process research and development	115	4,867	900
Loss on sale of fixed assets	381	270	—
Gain on sale of investment	—	(420)	—
Impairment of goodwill and intangibles	36,068	—	600
Minority interest in (loss) earnings of consolidated subsidiaries	(229)	(387)	586
Amortization of deferred stock compensation	699	1,669	47
Loss on long-term investments	8,529	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,937	(22,204)	(10,324)
Inventories	2,676	(18,282)	(2,292)
Other assets	(1,987)	2,096	(2,973)
Accounts payable	1,955	6,244	1,741
Accrued expenses	1,206	3,798	1,910
Income taxes payable	902	(3,385)	588

Net cash provided by (used in) operating activities	1,083	(21,916)	1,954

Cash flows from investing activities:
Capital expenditures	(4,676)	(6,971)	(4,393)
Proceeds from disposal of fixed assets	590	457	—
Proceeds from sale of investment	—	39	—
Purchase of long-term investments	(993)	(3,359)	(6,046)
Businesses acquired, net of cash received	(2,203)	(31,420)	836
Maturities of short-term investments	60,697	135,253	79,719
Purchases of short-term investments	(27,506)	(88,468)	(76,867)

Net cash provided by (used in) investing activities	25,909	5,531	(6,751)

Cash flows from financing activities:
Payments on line of credit and other current debt	—	(3,325)	(34)
Payment on short-term debt	—	(1,183)	—
Proceeds from issuance of Dazzle equity securities, net	—	230	—
Proceeds from issuance of equity securities, net	857	10,429	3,624

Net cash provided by financing activities	857	6,151	3,590

Effect of exchange rates on cash and cash equivalents	(2,127)	(1,729)	(308)

Net increase (decrease) in cash and cash equivalents	25,722	(11,963)	(1,515)
Cash and cash equivalents, beginning of year	33,699	45,662	47,177

Cash and cash equivalents, end of year	$59,421	$33,699	$45,662

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$868	$6,106	$5,006

Interest	$14	$434	$56

Noncash investing and financing activities:
Businesses acquired for common stock	$2,353	$34,556	$—

Tax benefits from employee stock transactions	$—	$—	$611

Short-term debt converted to Dazzle preferred stock	$—	$235	$—

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

1.     Organization and Summary of Significant Accounting Policies

      SCM Microsystems (the “Company” or “SCM”) designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. The Company sells its products primarily into two broad markets: Security and Digital Media. In the Security market, SCM provides reader technology for access control systems deployed on the digital television and PC platforms. In the Digital Media market, SCM provides hardware and software products that help consumers capture, edit and share digital media content. The Company’s target customers are end user consumers as well as manufacturers in the consumer electronics, computer conditional access system industries. The Company sells and licenses its products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers (OEMs). We also sell through distributors, value-added resellers and system integrators worldwide. The Company maintains its corporate headquarters in California and maintains its international headquarters in Germany.

      Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Significant Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provision for inventory lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities. Actual results could differ from these estimates.

      Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

      Short-Term Investments — Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, market auction preferred securities and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders’ equity as other cumulative comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis.

      Long-Term Investments — Corporate equity securities included in long-term investments are stated at fair value based on quoted market prices. Long-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses are recorded as a component of stockholders’ equity as other cumulative comprehensive income (loss). Gains and losses on sales of investments are determined on a specific identification basis. The Company’s investments in Spyrus and Satup are accounted for by the cost method at December 31, 2000 and were written down to their fair value during 2001 when impairment indicators were present.

      Fair Value of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, short-term investments, long-term investments and short-term debt. At December 31, 2001 and 2000, the fair value of cash and cash equivalents and short-term debt approximated their financial statement carrying amounts. (See Note 3 for fair value of investments.)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories — Inventories are stated at the lower of cost or market, using the first-in, first-out method.

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over thirty years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.

      Intangible Assets — Intangible assets include acquired workforce, customer relations, non-compete agreements, trade names, core technology and goodwill associated with acquisitions accounted for under the purchase method. Such amounts are being amortized using the straight-line method over the useful lives of the related assets, from three to seven years.

      Long-Lived Assets — The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

      Revenue Recognition — Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method. We recorded approximately $0.9 million, $1.4 million and $3.0 million of nonrecurring engineering contract revenue in 2001, 2000 and 1999, respectively.

      Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

      Stock-Based Compensation — The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18 under the fair value based method.

      Net Income (Loss) Per Share — Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts (including subsidiary options) to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Translation — The functional currencies of the Company’s foreign subsidiaries are the local currencies. Accordingly, translation adjustments for the subsidiaries have been included in stockholders’ equity. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense.

      Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short term investments and long term investments. The Company’s cash equivalents primarily consist of Money Market Accounts and commercial paper with maturities of less than 3 months. The Company primarily sells its products to companies in the United States, Asia and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce risk, management performs ongoing credit evaluations of its customer’ financial condition. The Company maintains allowances for potential credit losses.

      Certain Significant Risks and Uncertainties — The Company sells its products primarily into the Security and Digital Media and Video markets. SCM believes that the following factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: we have incurred operating losses and may not achieve profitability; our quarterly operating results will likely fluctuate; revenues and operating results are difficult to estimate on a quarterly basis; weakness in the economy could decrease demand for our products; we may not be able to effectively or timely separate our Digital Media and Video and Security businesses; our listing on the Neuer Markt could expose our stock to additional risks of fluctuation; our stock price has been and will likely remain volatile; our sales are dependent on several emerging markets, which may not develop; we may not be able to develop and maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted; we may not be able to keep pace with technological change and meet the needs of our target market and customers; our markets are highly competitive; seasonal trends may effect our quarterly operating results; a significant portion of our sales comes from a small number of customers; our increased dependence on a retail distribution model; our global operations require significant resources; the loss of key personnel; our OEM customers may become our competitors; the rapid growth of our business could create significant burdens on our systems; delays in our normally lengthy sales cycle; risks associated with acquisitions; many of our customers are located outside the U.S.; we could lose money and our stock price could decrease as a result of write downs of strategic investments; product defects could damage our reputation and decrease market acceptance; we or our contract manufacturers may not be able to meet production requirements; we have a limited number of suppliers for key components; intellectual property infringement; product liability could create future problems; we may be required to take back unsold Digital Medial and Video inventory from our customers; we may not be able to promote our retail brands successfully; we could experience future non-recurring charges as a result of past acquisitions; and factors beyond our control could disrupt operations and increase our expenses.

      Comprehensive Income (Loss) SFAS No. 130, Reporting Comprehensive Income — requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

      Recently Issued Accounting Standards — In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of”, addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. The Company early adopted SFAS

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 144 in the fourth quarter of 2001. While the $36.1 million impairment charge was calculated and recorded in accordance with SFAS No. 144, the adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions made before June 30, 2001 is expected to be approximately $1.1 million. Intangible assets of approximately $2.1 million will be reclassed to goodwill and amortization will cease effective January 1, 2002. We do not expect to take any charges in 2002 associated with the adoption of SFAS No. 142.

      Reclassifications — Certain reclassifications have been made to the 1999 and 2000 financial statement presentation to conform to the 2001 presentation.

2.     Acquisitions and Divestitures

Dazzle Multimedia, Inc.

      On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. (“Dazzle”), a privately held company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Prior to the acquisition, the Company had an initial investment in Dazzle totaling approximately $6.5 million consisting primarily of a $2.5 million convertible loan, a $0.2 million equity investment and receivables of $3.8 million from Dazzle resulting from sales to Dazzle during 1998 and 1999 prior to the acquisition date.

      The 51% interest was acquired by the Company directly from Dazzle in exchange for the conversion of the convertible loan and $2.0 million of the receivables discussed above and upon the exercise by the Company of a common stock warrant for $ 0.1 million. The warrant was originally issued by Dazzle in connection with the convertible loan financing transaction. Based on an independent valuation of Dazzle at the time of closing the transaction, which included a weighting of projected future discounted cash flows and market comparables, the total investment of $6.6 million (initial investment of $6.5 million plus $0.1 million warrant exercise) for a 51% stake in Dazzle, was reduced by an impairment charge of $0.6 million to reflect a fair value of $6.0 million. Included in one-time and restructuring charges are $0.3 million of headcount termination costs and $0.3 million of other costs for 1999.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the allocation of the $6.0 million purchase price is as follows (in thousands):

In-process research and development	$900
Cash	963
Tangible assets	4,897
Assumed liabilities	(5,197)
Core technology	2,550
Trade name	400
Acquired workforce	200
Goodwill	1,278

Total	$5,991

      At the time of the acquisition, the estimated aggregate fair value of Dazzle’s research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated by an independent valuation specialist to be $0.9 million, and was expensed at the acquisition date. Goodwill for the acquisition approximated $1.3 million and represented the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired less liabilities assumed. The estimated live of the acquired intangibles is five years.

      The following summary, prepared on a pro forma basis, combines the Company’s consolidated results of operations with Dazzle’s result of operations for the year ended December 31, 1999 as if Dazzle had been acquired as of the beginning of 1999. The table includes the impact of certain adjustments including the elimination of the special charge for acquired in-process research and development, elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

Year Ended
December 31,
1999

Revenues	$130,113
Net income	$9,464
Net income per share:
Basic	$0.67
Diluted	$0.63
Shares used in per share computations:
Basic	14,082
Diluted	15,086

      In 2000, SCM acquired an additional 43.8% of Dazzle’s outstanding share capital for $14.6 million in cash and 533,000 shares of SCM common stock valued at approximately $19.8 million at the acquisition. Direct acquisition costs were estimated at $0.1 million. In 2001, SCM acquired an additional 3.0% of Dazzle’s outstanding share capital for approximately $2.2 million in cash. The $2.2 million increased intangible assets by $2.1 million, and $0.1 million was expensed for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A summary of the allocation of the purchase price for the additional 46.2% of Dazzle’s outstanding share capital is as follows (in thousands):

In-process research and development	$2,070
Core technology	3,588
Trade name	1,840
Acquired workforce	782
Minority interest acquired	447
Goodwill	27,597

Total	$36,324

      At the time of the acquisition, the estimated aggregate fair value of Dazzle’s research and development efforts that had not reached technological feasibility as of the acquisition date and, as of that date, had no alternative future uses was estimated by an independent valuation to be approximately $2.1 million, and was expensed at the acquisition date. Goodwill for the acquisition approximated $27.6 million and represented the excess of the purchase price over the fair value of identifiable intangible assets acquired. The estimated lives of the acquired intangibles is five years.

      Proforma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

2-Tel BV

      On September 28, 2000, SCM paid $4.1 million in cash and issued approximately 106,229 shares of its common stock, valued at $36.56 per share, to the shareholders of 2-Tel BV (“2-Tel”), a privately held company in The Netherlands, in exchange for all of the outstanding share capital of 2-Tel. 2-Tel is a provider of hardware and software solutions for the chip- and smart card-based electronic commerce applications. The transaction has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.3 million.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development	$1,920
Cash	10
Tangible assets	423
Assumed liabilities	(636)
Acquired workforce	120
Customer relations	240
Core technology	2,060
Goodwill	4,187

Total	$8,324

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

      Proforma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

Personal Video Division of FAST Multimedia

      Effective July 1, 2000, Dazzle acquired the Personal Video Division (“PVD”) of FAST Multimedia AG (“FAST”), a developer of digital video production hardware and software for professional markets, headquartered in Munich, Germany. The transaction was accounted for under the purchase method of accounting and the results of operations of this division were included in SCM’s results of operations since its acquisition. Under the terms of the agreement, Dazzle acquired FAST’s PVD and all the assets of the PVD division, including its research and development, marketing, sales, distribution and administrative operations. Dazzle paid FAST approximately $4.0 million in cash for the division. In addition, SCM issued 159,101 shares of its common stock valued at approximately $2.4 million during fiscal year 2001 when FAST met certain financial performance criteria. The additional consideration was recorded as goodwill.

      Acquisition costs related to this acquisition were $0.2 million. A valuation of the assets acquired was finalized in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development	$877
Tangible assets	120
Deferred tax liability	(474)
Trade name	373
Acquired workforce	749
Core technology	146
Developed technology	671
Goodwill	1,736

Total	$4,198

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets from the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $0.9 million were expensed in 2000. These intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to five years.

      Proforma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

Microtech International

      On June 27, 2000, SCM paid approximately $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International (“Microtech”), a privately held company in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. Microtech is a provider of digital photography solutions for the consumer and business markets. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM’s results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $1.0 million.

      A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

Cash acquired	$447
Tangible assets	7,160
Assumed liabilities	(7,872)
Trade name	3,500
Acquired workforce	700
Customer relations	2,100
Non-compete agreements	900
Goodwill	10,528

Total	$17,463

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

      The following summary, prepared on a pro forma basis, combines SCM’s consolidated results of operations with Microtech’s results of operations for each of the two years ended December 31, 2000, as if Microtech had been acquired at January 1, 1999. The table includes the impact of certain adjustments

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

	Year Ended December 31,

	2000	1999

Revenues	$170,900	$150,323
Net income (loss)	$(9,067)	$3,748
Net income (loss) per share:
Basic	$(0.62)	$0.26
Diluted	$(0.62)	$0.25
Shares used in per share computations:
Basic	14,690	14,181
Diluted	14,690	15,185

Divestiture

      In April 2000, SCM sold to SmartDisk its interest in Impleo, a UK-based company, for $39,000 in cash and 24,579 shares of SmartDisk common stock, resulting in a net gain of $0.4 million. The gain is included in foreign currency transaction gain and other income in the statement of operations.

3.     Short-Term Investments

      The fair value of short-term investments at December 31, 2000 was as follows (in thousands):

	December 31, 2000

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$24,532	$42	$—	$24,574
Certificates of deposit	2,519	1	—	2,520
U.S. government agencies	6,139	—	(6)	6,133

Total	$33,190	$43	$(6)	$33,227

      There were no short-term investments at December 31, 2001.

4.     Long-Term Investments

      Long-term investments consist of (in thousands):

	December 31,

	2001	2000

Investment in Smartdisk, at fair value	$388	$1,306
Investment in ActivCard, at fair value	1,094	1,551
Investments in Spyrus, at cost	—	4,046
Investments in Satup, at cost	—	859
Other	—	308

Total	$1,482	$8,070

      In 1999, SCM made loans to Spyrus, a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, SCM converted its loans into shares of

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spyrus’ Series B convertible preferred stock. In the fourth quarter of 2000, SCM invested an additional $0.5 million in Spyrus Series B convertible preferred stock. In July 2001, SCM invested an additional $0.3 million in Spyrus. As of December 31, 2001, SCM’s ownership of all outstanding shares of Spyrus was approximately 13.4%.

      In September 2000, SCM loaned $0.8 million to Satup Databroadcasting AG (“Satup”), a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter of 2000, the loan was converted into common shares of Satup and an additional $0.1 million was invested into common shares. In 2001, SCM invested an additional $0.7 million in Satup common stock. SCM’s ownership in Satup as of December 31, 2001 was approximately 10%. Satup is also a customer of SCM. (See Note 15).

      During each quarter, the Company evaluates the above investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as, their cash position and anticipated cash needs for the short- and long-term. During the first and fourth quarters of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by these companies in obtaining additional funding, SCM determined that our investments in SmartDisk, Spyrus and Satup were permanently impaired. Accordingly, in the first quarter of 2001 we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter in 2001. In the fourth quarter of 2001, we wrote off our remaining balances for Spyrus, Satup and our investment in a Singapore subsidiary of PC Card. The result was a charge to the income statement of $2.8 million in the fourth quarter of 2001.

5.     Inventories

      Inventories consist of (in thousands):

	December 31,

	2001	2000

Raw materials	$20,498	$20,599
Finished goods	12,192	16,200

	$32,690	$36,799

6.     Property and Equipment

      Property and equipment, net consist of (in thousands):

	December 31,

	2001	2000

Land	$219	$151
Building and leasehold improvements	2,640	4,169
Furniture, fixtures and office equipment	12,370	10,329
Automobiles	414	405
Purchased software	4,424	3,002

Total	20,067	18,056
Accumulated depreciation	(9,603)	(7,580)

Property and equipment, net	$10,464	$10,476

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Intangible Assets

      Intangible assets, net consist of (in thousands):

	December 31,

	2001	2000

Acquired workforce	$916	$2,551
Customer relations	1,139	2,340
Trade name	3,903	6,113
Core technology	5,290	9,015
Non-compete agreements	719	900
Goodwill	27,869	50,861

	39,836	71,780
Accumulated amortization	(22,505)	(7,651)

Intangible assets, net	$17,331	$64,129

      During the fourth quarter of 2001, the Company evaluated its intangible assets for possible impairment by examining a number of factors including the current economic conditions and markets of past acquisitions and their products, as well as the Company’s best estimates for future revenues, cost of goods sold and operating costs related to those products. An independent valuation firm was used to assess the current value of these intangible assets given the information available. Based on its finding, the Company determined that the intangible assets from a number of past acquisitions were impaired. The Company recorded a $36.1 million impairment charge in 2001 in order to adjust intangible assets to their estimated fair value as of December 31, 2001.

8.     Lines of Credit

      The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.7 million as of December 31, 2001). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of December 31, 2001) which bears interest at 4.48% and has no expiration date. In the United States, the Company has an unsecured $3.0 million line of credit which bears interest at 8.5% and expires in May 2002. In addition, the Company has a Singapore $1.2 million (approximately $0.6 million as of December 31, 2001) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 7.5%. There were no amounts outstanding under any of these credit facilities as of December 31, 2001 and 2000.

9.     One-time and Restructuring Charges

      During 2001, SCM incurred one-time and restructuring charges of approximately $5.2 million primarily relating to legal settlement costs and expenses resulting from the consolidation of operations in

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various facilities. The following summarizes the expenses related to these activities during 2001 (in thousands):

	Legal	Lease	Asset	Severance &
	Settlements	Commitments	Write Downs	Other Costs	Total

Provision	$1,830	$1,675	$336	$1,423	$5,264
Changes in estimates	—	(15)	(53)	(2)	(70)

	1,830	1,660	283	1,421	5,194
Payments or write offs	(1,252)	(145)	(240)	(841)	(2,478)

Balance as of December 31, 2001	$578	$1,515	$43	$580	$2,716

      The severance and other costs primarily relate to the reduction in force of approximately 81 employees. Approximately 20 of these employees were from Operations, 40 were from Sales and Marketing, 13 were from Research and Development and 8 were from General and Administrative functions. Approximately 44 were from the U.S., 19 in Asia and 18 were in Europe.

      SCM recorded one-time and restucturing charges of $5.7 million in 2000. Approximately $5.0 million of these charges related to contract termination, dispute resolution settlement and associated legal fees and $0.7 million was for the relocation and closure of certain SCM facilities and asset write-offs associated with those moves.

10.     Shareholders’ Equity

Stock Options

      Under the Company’s stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company’s common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 826,917 shares of common stock are currently reserved for future grant under the Plans.

      1997 Employee Stock Purchase Plan — Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), up to 175,000 shares of the Company’s common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2001, 2000 and 1999, a total of 79,402, 13,920 and 16,500 shares, respectively, were issued under the plan. As of December 31, 2001, 67,196 shares were available under the Purchase Plan for future issuance.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity during the periods indicated is as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balances as of January 1, 1999	1,496,068	$21.23
Options granted (weighted average fair value of $34.49 per share)	1,174,148	50.93
Options canceled	(81,339)	22.15
Options exercised	(190,629)	15.97

Balances as of December 31, 1999 (497,703 exercisable at $25.87 per share)	2,398,248	36.25
Options granted (weighted average fair value of $34.01 per share)	2,035,287	46.63
Options canceled	(589,541)	48.33
Options exercised	(291,041)	34.07

Balances as of December 31, 2000 (751,105 exercisable at $25.67 per share)	3,552,953	40.37
Options granted (weighted average fair value of $5.16 per share)	1,499,843	8.01
Options canceled	(526,103)	39.97
Options exercised	(66,389)	5.11

Balances as of December 31, 2001	4,460,304	$29.83

      The following table summarizes information about options outstanding as of December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1.56 - $ 1.56	3,206	5.60	$1.56	3,206	$1.56
$ 3.90 - $ 4.68	49,747	7.40	4.44	42,204	4.40
$ 7.21 - $ 9.50	1,877,533	8.80	8.19	472,860	8.66
$13.00 - $17.84	71,433	6.60	15.14	58,091	15.04
$21.98 - $32.00	733,369	7.60	30.36	289,704	30.12
$39.06 - $57.88	1,471,332	8.20	48.20	433,652	47.42
$63.00 - $83.00	253,684	7.60	74.16	144,496	72.08

$ 1.56 - $83.00	4,460,304	8.30	29.83	1,444,213	31.06

Additional Stock Plan Information

      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2001	2000	1999

Expected life	4 years	4 years	5 years
Risk-free interest rate	4.45%	5.76%	4.64%
Volatility	86%	84%	77%
Dividend yield	None	None	None

      The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2001	2000	1999

Expected life	6 months	6 months	6 months
Risk-free interest	4.29%	5.72%	5.29%
Volatility	86%	84%	77%
Dividend yield	None	None	None

      The weighted-average fair value of purchase rights granted under the Purchase Plan in 2001, 2000 and 1999 was $5.74, $36.78 and $51.27 per share.

      If the computed fair values of the 2001, 2000 and 1999 awards under the Stock Option Plans and Employee Stock Purchase Plan had been amortized to expense over the vesting period of the awards, the Company’s pro forma net loss and earnings per share for the three fiscal years in the period ended December 31, 2001 would have been as follows (in thousands):

	2001	2000	1999

Pro forma net loss	$(91,226)	$(13,312)	$(1,192)
Pro forma earnings per share:
Basic net loss per share	$(5.95)	$(0.91)	$(0.08)
Diluted net loss per share	$(5.95)	$(0.91)	$(0.08)

Deferred Stock-based Compensation — Employees

      During fiscal 2000, Dazzle granted options to purchase 1,026,000 shares of Dazzle common stock with exercise prices below fair market value to employees. The Company recorded compensation expense of $30,000 related to these options in fiscal 2000. All of these options were replaced with options to purchase SCM options in connection with the acquisition of Dazzle. (See Note 2.)

      In connection with the acquisition of Dazzle, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All these options were fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant and were expensed on the grant date. During 2001, a number of employees who were granted options under the program described above left the Company. Deferred stock-based compensation was reduced by $2.5 million for these employees since the related unvested options were cancelled. The remaining deferred stock-based compensation is being amortized over the remaining vesting periods of these options. For the year ended December 31, 2001 and 2000, the Company expensed approximately $0.7 million and $1.7 million, respectively, of the deferred stock-based compensation.

Deferred Stock-based Compensation — Non-employees

      In May 2000, the Company granted a stock option to purchase 4,811 shares of common stock to a vendor. These options vest over a four-year period and expire ten years from the date of grant. The vesting of this award is not contingent upon the performance of future services. The fair value of this option at the grant date was estimated to be $99,000 using the Black-Scholes option pricing model. During the years ended December 31, 2001 and 2000, $24,750 and $14,000, respectively, was recognized as compensation expense.

11.     Income Taxes

      Income (loss) before income taxes for domestic and non-U.S. operations is as follows (in thousands):

	2001	2000	1999

Net income (loss) before income taxes:
U.S.	$(74,723)	$(15,663)	$(5,013)
Foreign	(552)	9,535	19,508

Total income (loss) before income taxes	$(75,275)	$(6,128)	$14,495

      The benefit (provision) for income taxes consisted of the following (in thousands):

	2001	2000	1999

Deferred:
Federal	$4,006	$981	$1,243
State	963	393	281
Foreign	1,687	(391)	10

	6,656	983	1,534

Current:
Federal	—	—	(733)
State	—	—	(208)
Foreign	43	49	(5,394)

	43	49	(6,335)

Total benefit (provision) for income taxes	$6,699	$1,032	$(4,801)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Accounts receivable allowances	$1,988	$683
Inventory reserve	436	759
Net operating loss carryforwards	19,915	9,041
Unrealized loss on investment	581	941
Other accruals	1,135	2,646

	24,055	14,070
Less valuation allowance	(9,398)	(6,240)

	14,657	7,830
Deferred tax liability:
Intangibles and other assets	(130)	(1,031)
Other	(304)	(183)

	(434)	(1,214)

Net deferred tax asset	$14,223	$6,616

      Net operating losses of $17.7 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentives stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders’ equity when the Company generates taxable income.

      The increased valuation allowance in 2001 relates primarily to net operating losses in foreign locations. Management believes the realizability of the net deferred tax asset of $14.2 million as of December 31, 2001 is likely considering SCM’s projections of future taxable income. The Company has provided a valuation allowance of $9.4 million as of December 31, 2001 due to the uncertainty of the use of the net operating loss carryforwards due primarily to certain limitations with acquired net operating losses, losses in certain foreign and other tax jurisdictions.

      The benefit (provision) for taxes reconciles to the amount computed by applying the statutory federal rate to income (loss) before income taxes as follows:

	2001	2000	1999

Computed expected tax benefit (provision)	34%	34%	(35)%
State taxes, net of federal benefit	1%	4%	—
Foreign taxes benefits provided for at rates other than U.S. statutory rate	5%	17%	10%
Foreign research and development credit	1%	30%	—
Expenses not currently deductible for tax purposes	(11)%	(62)%	(8)%
Impairment of nondeductible goodwill and intangibles	(16)%	—	—
Other	(5)%	(6)%	—

Benefit (provision) for income taxes	9%	17%	(33)%

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had net operating loss carryforwards of approximately $49.3 million and $22.6 million for federal and state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2021, and the California net operating loss carryforwards will expire in the years 2002 through 2006. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an “ownership change” as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary’s federal and California net operating loss carryforwards being subject to an annual limitation of approximately $0.3 million. Another ownership change resulted from the Company’s IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. Additionally, the use of net operating loss carryforwards of Dazzle and Microtech are both limited to approximately $0.6 million per year.

12.     Net Income (Loss) Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share from continuing operations (in thousands).

	Years Ended December 31,

	2001	2000	1999

Net income (loss) (numerator), basic	$(68,347)	$(4,709)	$9,108
Dilutive effect of Dazzle options	—	—	(93)

Net income (loss) (numerator), diluted	$(68,347)	$(4,709)	$9,015

Shares (denominator):
Weighted average common shares outstanding used in computation of basic	15,319	14,641	14,082
Dilutive effect of common stock equivalents using the treasury stock method	—	—	1,004

Shares used in computation, diluted	15,319	14,641	15,086

Net income (loss) per share:
Basic	$(4.46)	$(0.32)	$0.65

Diluted	$(4.46)	$(0.32)	$0.60

      Excluded from the computation of diluted EPS for the year ended December 31, 2001 are common equivalent shares resulting from the effect of 4,460,304 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $29.83 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 2000 are common equivalent shares resulting from the effect of 3,552,953 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. These options and warrants had a weighted average exercise price of $40.37 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 1999 are common equivalent shares resulting from the effect of 404,707 shares issuable under stock options because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $62.89 for 1999.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Reporting, Geographic Information and Major Customers

      The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and Chief Financial Officer.

      The executive staff aligned the Company’s organization along three product segments: Digital TV and Video, Digital Media and PC Security. The executive staff reviews financial information and business performance along these three product segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

      Summary information by segment for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Digital TV and Video:
Revenues	$109,108	$78,940	$46,396
Gross margin	27,670	27,784	17,712
Digital Media:
Revenues	$56,154	$62,890	$61,717
Gross margin	14,548	18,373	18,404
PC Security:
Revenues	$19,673	$16,004	$19,175
Gross margin	6,395	6,814	8,548
Total:
Revenues	$184,935	$157,834	$127,288
Gross margin	48,613	52,971	44,664

      While throughout 2001 the Company’s business was organized around these three segments, going forward and beginning in 2002 SCM will structure the business around two divisions: “Security” and “Digital Media and Video”. Security will contain the digital TV and smart card-based PC security products while Digital Media and Video will contain the digital media and digital video products.

      Additional information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$77,551	$81,873	$60,536
Europe	71,552	51,442	42,501
Asia-Pacific	35,832	24,519	24,251

	$184,935	$157,834	$127,288

      Geographic revenues are based on the country where the customers are located.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      One customer represented 11% of our net revenue in 2001. No customers exceeded 10% of total net revenues for 2000 and 1999.

14.     Commitments

      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next fifteen years. Rent expense was $2.3 million, $1.9 million, and $1.5 million in 2001, 2000, and 1999, respectively.

      Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows for the years ending (in thousands):

Years Ending
December 31,

2002	$3,075
2003	2,174
2004	1,870
2005	1,607
2006	1,296
Thereafter	1,847

Total minimum lease payments	$11,869

15.     Related Party Transactions

      In September 2000, SCM loaned $0.8 million to Satup, a privately held satellite content distributor located in Weinstadt, Germany. In the fourth quarter of 2000, the loan was converted into common shares of Satup and an additional $0.1 million was invested into common shares. In 2001, SCM invested an additional $0.7 million in Satup common stock. SCM’s ownership in Satup as of December 31, 2001 was approximately 10%. During 2001, SCM recognized no revenue from Satup and had an accounts receivable of $0.3 million as December 31, 2001. During 2000, SCM recognized $0.3 million in revenue from Satup and had an accounts receivable of $0.4 million as December 31, 2000.

      In 1999, SCM loaned $3.6 million to Spyrus, Inc., a privately held company which provides Internet identification and encryption solutions for e-business. In March 2000, Spyrus consummated a $20.2 million preferred stock financing. In this transaction, SCM acquired 35,500,000 shares of Spyrus’ Series B preferred stock at a price of $0.10 per share through the conversion of the loan. This represented approximately 15.8% of Spyrus’ outstanding common stock on an as converted basis. In connection with this transaction, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. Shares held by these individuals represent approximately 3.6% of Spyrus’ outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus’ board of directors and a member of SCM’s Board currently serves as SCM’s appointee.

      In the fourth quarter of 2000, SCM invested an additional $0.5 million in Series B preferred stock. In July 2001, SCM invested an additional $0.3 million in Spyrus. As of December 31, 2001, SCM’s ownership of all outstanding shares of Spyrus was approximately 13.4%. Shares held by SCM’s directors remained unchanged and represented approximately 2.8% of Spyrus’ outstanding common stock on an as converted basis.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In 2000, SCM issued 28,871 shares of common stock and paid cash for a contract termination, dispute resolution settlement and legal fees. The total amounts recorded for these items were $5.0 million. Such amounts are included in One-time and Restructuring Charges.

      In 2001, SCM paid cash for dispute resolution settlements and legal fees. The total amounts recorded for these items were $1.8 million. Such amounts are included in One-time and Restructuring Charges.

17.     Subsequent Event

      In March 2002, SCM announced its intent to acquire Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. Towitoko AG is a private company based in Munich. The acquisition will be recorded under purchase accounting and is expected to be completed in the second quarter of 2002. The purchase price will be approximately $5 million in cash.

18.     Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

	(Unaudited)
2001:
Net revenue	$45,107	$46,600	$46,471	$46,757
Gross profit	4,244	15,181	15,094	14,094
Loss from operations	(17,930)	(7,215)	(3,580)	(42,085)
Net loss	(18,354)	(5,217)	(2,047)	(42,729)
Net loss per share
Basic	(1.20)	(0.34)	(0.13)	(2.78)
Diluted	(1.20)	(0.34)	(0.13)	(2.78)
2000:
Net revenue	$32,072	$30,048	$43,263	$52,451
Gross profit	11,966	9,964	14,266	16,775
Income (loss) from operations	2,354	(536)	(3,734)	(12,088)
Net income (loss)	2,678	1,247	(2,411)	(6,223)
Net income (loss) per share
Basic	0.19	0.09	(0.17)	(0.41)
Diluted	0.17	0.08	(0.17)	(0.41)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1*	Fourth Amended and Restated Certificate of Incorporation.
3.2*	Bylaws, as amended, of Registrant.
4.1*	Form of Registrant’s Common Stock Certificate.
9.1*	Form of Director and Officer Indemnification Agreement.
9.2*	1997 Stock Plan.
10.1*	1997 Employee Stock Purchase Plan.
10.2*	1997 Director Option Plan.
10.3*	1997 Stock Option Plan for French Employees.
10.4*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.5***	2000 Non-statutory Stock Option Plan
10.6***	LA Vision, Inc. 1997 Option Plan.
10.7***	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.8***	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.9**	Revolving Credit Loan and Security Agreement, dated September 26, 1997, between Registrant and Comerica Bank.
10.10*	Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
10.11*	Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
10.12*	Sublease Agreement, dated December 17, 1996, between Intermart Systems, Inc. and Registrant.
10.13****	Sublease Agreement, dated March 15, 2000 between Dazzle Multimedia, Inc. and Zitel Corporation.
10.14****	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.15*	Form of Employment Agreement between SCM GmbH and Messr. Schneider.
10.16*†	Development and Supply Agreement, dated May 15, 1997, between Telenor Conax and Registrant.
10.17*	License Agreement, dated September 5, 1997, between the Registrant and Gemplus.
10.18*	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.19	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
21.1****	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

**	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (See SEC File No. 000-22689).

***	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

****	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.