Form 10-Q
period 2002-03-31
SCM MICROSYSTEMS INC
filed 2002-05-03
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      At May 1, 2002, 15,602,842 shares of common stock were outstanding.

Item 1.     Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	March 31,

	2002	2001

	(In thousands, except
	per share data)
	(Unaudited)
Net revenue	$43,429	$45,107
Cost of revenue	28,849	40,863

Gross profit	14,580	4,244

Operating expenses:
Research and development	2,851	3,582
Selling and marketing	6,427	8,576
General and administrative	4,147	6,193
Amortization of goodwill and intangibles	289	3,708
Separation costs and restructuring charges	789	—
In-process research and development	—	115

Total operating expenses	14,503	22,174

Income (loss) from operations	77	(17,930)
Loss from investments	—	(5,679)
Interest and other, net	(172)	(33)

Loss before income taxes and minority interest	(95)	(23,642)
Benefit for income taxes	208	5,188
Minority interest in loss of consolidated subsidiary	—	100

Net income (loss)	$113	$(18,354)

Basic net income (loss) per share	$0.01	$(1.20)

Diluted net income (loss) per share	$0.01	$(1.20)

Shares used to compute basic net income (loss) per share	15,542	15,269

Shares used to compute diluted net income (loss) per share	16,211	15,269

Comprehensive income (loss):
Net income (loss)	$113	$(18,354)
Unrealized gain on investments, net of deferred taxes	24	1,049
Foreign currency translation adjustment	203	(2,442)

Total comprehensive income (loss)	$340	$(19,747)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$59,568	$59,421
Accounts receivable, net	39,892	44,368
Inventories	37,237	32,690
Other current assets	8,500	8,174

Total current assets	145,197	144,653
Property and equipment, net	10,002	10,464
Investments	1,522	1,482
Long-term deferred income taxes	11,221	11,252
Intangible assets, net	4,478	4,765
Goodwill, net	12,566	12,566
Other assets	92	406

Total assets	$185,078	$185,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,231	$28,252
Accrued compensation and related benefits	2,708	2,755
Accrued restructuring and professional fees	3,228	4,286
Accrued royalties	2,292	1,988
Other accrued expenses	5,096	3,992
Income taxes payable	1,766	2,010

Total current liabilities	42,321	43,283
Deferred tax liability	434	434
Minority interest	90	90
Stockholders’ equity:
Capital stock	16	16
Additional paid-in capital	224,457	224,433
Deferred stock compensation	(761)	(849)
Accumulated deficit	(74,295)	(74,408)
Other cumulative comprehensive loss	(7,184)	(7,411)

Total stockholders’ equity	142,233	141,781

Total liabilities and stockholders’ equity	$185,078	$185,588

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$113	$(18,354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	31	(5,200)
Depreciation and amortization	1,059	4,453
In-process research and development	—	115
Minority interest in earnings of subsidiary	—	(100)
Amortization of deferred stock compensation	88	192
Loss on long-term investments	—	5,679
Changes in operating assets and liabilities:
Accounts receivable	4,044	4,100
Inventories	(4,582)	826
Other assets	(36)	(1,967)
Accounts payable	(983)	3,191
Accrued expenses	403	(3,769)
Income taxes payable	(257)	(257)

Net cash used in operating activities	(120)	(11,091)

Cash flows used in investing activities:
Capital expenditures	(438)	(2,109)
Proceeds from disposal of fixed assets	13	—
Business acquired, net of cash received	—	(2,366)
Maturities of short-term investments	—	26,580
Purchases of short-term investments	(2,597)	(25,460)

Net cash used in investing activities	(3,022)	(3,355)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	26	153

Net cash provided by financing activities	26	153
Effect of exchange rates on cash and cash equivalents	666	204

Net decrease in cash and cash equivalents	(2,450)	(14,089)
Cash and cash equivalents at beginning of period	59,421	33,699

Cash and cash equivalents at end of period	$56,971	$19,610

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$208	$389

Cash paid for interest	$7	$—

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM”) December 31, 2001 Annual Report on Form 10-K.

      Reclassifications — Certain reclassifications have been made to the 2001 financial statement presentation to conform to the 2002 presentation.

2.     Long-Term Investments

      Long-term investments consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Investment in ActivCard, at fair value	$915	$1,094
Investment in SmartDisk, at fair value	607	388

Total	$1,522	$1,482

      During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as, their cash position and anticipated cash needs for the short- and long-term. During the first and fourth quarters of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by these companies in obtaining additional funding, SCM determined that our investments in SmartDisk, Spyrus and Satup were permanently impaired. Accordingly, in the first quarter of 2001 we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001. In the fourth quarter of 2001, we wrote off our remaining balances for Spyrus, Satup Databroadcasting AG and our investment in a Singapore subsidiary of PC Card. The result was a charge to the income statement of $2.8 million in the fourth quarter of 2001. As of March 31, 2002, SCM’s ownership of all outstanding shares of Spyrus was approximately 13.4%. SCM’s ownership in Satup as of March 31, 2002, was approximately 10%. Satup is also a customer of SCM.

3.     Inventories

      Inventories consist of (in thousands):

	As of	As of
	March 31,	December 31,
	2002	2001

Raw materials	$22,997	$20,498
Finished goods	14,240	12,192

	$37,237	$32,690

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Other Intangible Assets

      SCM adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units were assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units approximated or exceeded the reporting unit’s carrying amount and no impairment was indicated.

      Intangible assets and goodwill consist of the following (in thousands):

		March 31, 2002			December 31, 2001

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Core Technology	60 months	$5,290	$(3,034)	$2,256	$5,290	$(2,769)	$2,521
Trade name	Indefinite	3,903	(1,703)	2,200	3,903	(1,703)	2,200
Non-compete	24 months	719	(697)	22	719	(675)	44

Total Intangibles		9,912	(5,434)	4,478	9,912	(5,147)	4,765
Goodwill and other intangibles		29,924	(17,358)	12,566	29,924	(17,358)	12,566

Total		$39,836	$(22,792)	$17,044	$39,836	$(22,505)	$17,331

      In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology and non-compete agreements are subject to amortization. Assembled workforce and customer relations were recorded as goodwill as of January 1, 2002.

      Amortization of goodwill and intangibles in the first quarter of 2002 was $0.3 million compared with $3.7 million for the same period of 2001.

      Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 9 months)	$776
2003	730
2004	478
2005	285
2005	9

Total	$2,278

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the provisions of SFAS No. 142 been applied for the first quarter ended March 31, 2002 and 2001, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net income (loss), as reported	$113	$(18,354)
Add back amortization:
Assembled workforce	—	129
Customer relations	—	117
Trade name	—	309
Goodwill	—	2,583
Related income tax effect	—	(91)

Adjusted net income (loss)	$113	$(15,307)

Net income (loss) per share:
Basic net income (loss) per share, as reported	$0.01	$(1.20)
Add back above amortization and related income tax effect	—	0.20

Adjusted basic net income (loss) per share	$0.01	$(1.00)

Diluted net income (loss) per share, as reported	$0.01	$(1.20)
Add back above amortization and related income tax effect	—	0.20

Adjusted diluted net income (loss) per share	$0.01	$(1.00)

5.     Separation and Restructuring Charges

      During 2001, SCM incurred one-time charges of approximately $5.2 million primarily relating to legal settlement costs and expenses resulting from the consolidation of operations in various facilities. In the first quarter of 2002, SCM incurred separation and one-time charges of approximately $0.8 million, primarily due to costs incurred in preparation of the anticipated separation of its Digital Media and Video division and employee severance costs. The following summarizes the expenses related to these activities during 2001 and the first quarter of 2002 (in thousands):

	Legal	Lease	Asset	Severance and
	Settlements	Commitments	Write Downs	Other Costs	Total

Provision for 2001	$1,830	$1,675	$336	$1,423	$5,264
Changes in estimates	—	(15)	(53)	(2)	(70)

	1,830	1,660	283	1,421	5,194
Payments or write offs in 2001	(1,252)	(145)	(240)	(841)	(2,478)

Balance as of December 31, 2001	578	1,515	43	580	2,716
Provision for Q1 2002	—	—	20	769	789
Payments or write offs in Q1 2002	(355)	(171)	(21)	(1,251)	(1,798)

Balances as of March 31, 2002	$223	$1,344	$42	$98	$1,707

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The severance and other costs for the year ended December 31, 2001 primarily related to the reduction in force of approximately 81 employees. Approximately 20 of these employees were from Operations, 40 were from Sales and Marketing, 13 were from Research and Development and 8 were from General and Administrative functions. Approximately 44 were in the U.S., 19 in Asia and 18 were in Europe.

      The severance and other costs for the quarter ended March 31, 2002 primarily related to legal and consulting costs of $0.4 million for the anticipated separation of our Digital Media and Video division, $0.3 million for severance and related costs and $0.1 million for an asset impairment. The severance costs related to the termination of nine employees, eight in the United States and one in Europe. Approximately four employees were from Sales and Marketing, two from Operations, two from General and Administrative functions and one from Research and Development.

6.     Recent Accounting Pronouncement

      In August 2001, the Financial Accounting Standard Board issued SFAS No. 144. “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. The Company early adopted SFAS No. 144 in the fourth quarter of 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill and certain other intangibles that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles in fiscal 2002 for acquisitions made before June 30, 2001 is expected to be approximately $1.1 million (See Note 4).

7.     Acquisitions

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

Towitoko AG

      In March 2002, SCM announced its intent to acquire Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. Towitoko AG is a private company based in Munich. The acquisition will be recorded under purchase accounting and is expected to be completed in the second quarter of 2002. The purchase price is expected to be approximately $5 million in cash.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Segment Reporting, Geographic Information and Major Customers

      SCM adopted the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within SCM for making operating decisions and assessing financial performance. Our chief operating decision maker is considered to be our executive staff, consisting of the Chief Executive Officer and Chief Financial Officer.

      Prior to January 1, 2002, management had aligned our organization along three business segments: Digital TV and Video, Digital Media and PC Security. Beginning in 2002 and going forward, we have structured our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products. The executive staff reviewed financial information and business performance along these two product segments in the first quarter of 2002. We evaluate the performance of our business segments at the revenue and gross margin level. Our reporting systems do not track or allocate operating expenses or assets by segment. We do not include intercompany transfers between segments for management purposes. Segment information for the first quarter of 2001 has been restated to reflect the new business segments.

      Summary information by segment for the quarters ended March 31, 2002 and 2001, is as follows (in thousands):

	Quarter Ended
	March 31,

	2002	2001

Digital Media and Video:
Revenues	$21,049	$26,371
Gross profit	5,477	3,511
Security:
Revenues	$22,380	$18,736
Gross profit	9,103	733
Total:
Revenues	$43,429	$45,107
Gross profit	14,580	4,244

      Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Quarter Ended
	March 31,

	2002	2001

United States	$19,158	$19,043
Europe	16,494	16,471
Asia-Pacific	7,777	9,593

	$43,429	$45,107

      One customer represented 16% of SCM’s total net revenue for the quarter ended March 31, 2002. One customer represented 12% of SCM’s total net revenue for the quarter ended March 31, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Factors That May Affect Future Operating Results.” These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

      The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could effect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2002.

Overview

      SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into two broad markets: Security and Digital Media. Our target customers vary by market. For the Security market, our target customers are primarily manufacturers in the consumer electronics, computer and conditional access system industries. For the Digital Media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, through 2001 we organized our business around three divisions: Digital TV and Video, PC Security and Digital Media. Going forward and beginning in fiscal 2002, we have structured our operations around two businesses: Security and Digital Media and Video. On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. We expect that the various activities relating to the separation of the Digital Media and Video business will not be completed for several months from the date hereof. We are evaluating various strategies to separate the Digital Media and Video business, including a spin-off or sale. We were organized in Delaware in 1996.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, allowance for doubtful accounts, inventories, asset impairment, realization of deferred tax assets, accrued warranty reserves, restructuring costs, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product return from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, SCM may make additional allowances as necessary.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. SCM records an investment impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	In assessing the recoverability of the Company’s goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, “Goodwill and Other Intangibles Assets,” and is required to analyze its goodwill and intangible assets for impairment issues on a periodic basis. As a result of the intended separation of our Digital Media and Video business, in the fourth quarter of 2001, we recorded an asset impairment of approximately $36.1 million based on our findings that the intangible assets from past acquisitions were impaired.

•	The carrying value of the Company’s net deferred tax assets assumes that SCM will be able to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

•	SCM accrues the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs including, material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. The Company early adopted SFAS No. 144 in the fourth quarter of 2001.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, SCM has adopted SFAS No. 142 and, as a consequence stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions made before June 30, 2001 is expected to be approximately $1.1 million. Intangible assets of approximately $2.1 million were reclassed to goodwill and amortization ceased effective January 1, 2002. We do not expect to take any charges associated with the adoption of SFAS No. 142.

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

Towitoko AG

      In March 2002, SCM announced its intent to acquire Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. Towitoko AG is a private company based in Munich. The acquisition will be recorded under purchase accounting and is expected to be completed in the second quarter of 2002. The purchase price is expected to be approximately $5 million in cash with $0.5 million of that cash being held in escrow and subject to certain specified conditions.

Results of Operations

      Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended March 31, 2002 was $43.4 million compared to $45.1 million in 2001, a decrease of 4%. The decrease in revenue in the first quarter of 2002 compared with the same quarter in 2001 was due primarily to an increase in shipments of our Security products of $3.6 million being more than offset by a $5.3 million decrease of our Digital Media and Video products. The increase in our Security revenue was primarily due to increased shipments of our PC security related products because of stronger demand from our original equipment manufacturing (OEM) customers. The decrease in Digital Media and Video revenue was primarily due to weaker economic conditions in the retail market. Sales to SCM’s top 10 customers accounted for 50% and 47% of total net revenues in the first quarter of 2002 and 2001, respectively.

      Gross Profit. Gross profit for the first quarter of 2002 was $14.6 million, or 34% of total net revenue, compared to $4.2 million, or 9%, for the first quarter of 2001. The increase in gross profit in absolute dollars for the first quarter of 2002 as compared to the same period in 2001 was primarily due to a $10.0 million increase in inventory reserves in the 2001 period for our St@rKey PC satellite receiver and our digital media reader products and related components. Our St@rKey product was designed to receive MPEG 1 video over satellite, but changing market requirements prompted us to try and rework the product to receive MPEG 2 video. Following the end of the first quarter of 2001, we determined that St@rKey was not technically feasible to manage MPEG 2 in its current form, and therefore had taken a charge to inventory. In the first quarter of 2001, we increased inventory reserves for our digital media readers, which are custom built for individual customers, after experiencing cancellations of some orders and reducing our expectations for future sales of these products due to generally weaker economic conditions. Excluding the inventory charge, gross profit for the first quarter of 2001 would have been 32% of total revenue. Excluding the inventory reserve increase, the increase in gross margin percentage to 34% in the first quarter of 2002 compared to 32% for the same period in 2001 was primarily due to higher margins related to our Security products. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the first quarter of 2002, research and development expenses were $2.9 million, compared with $3.6 million in the first quarter of 2001, a decrease of 20%. As a percentage of total net revenue, research and development expenses were 7% and 8% in the first quarter of 2002 and 2001, respectively. The decrease in absolute amounts was primarily due to decreased personnel costs of $0.7 million reflecting our continued strategic movement of engineering activities from high cost regions such as Silicon Valley to our lower cost locations such as India. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and advertising and other marketing costs. Selling and marketing expenses for the first quarter of 2002 were $6.4 million, or 15% of net revenues, compared with $8.6 million in the first quarter of 2001, or 19% of net revenues, a decrease of 25%. This decrease in absolute amount in 2002 was primarily due to decreases in selling and marketing costs in the U.S. and Europe, primarily for marketing program costs of $1.3 million, personnel related expenses of $0.5 million, and office administrative costs of $0.3 million.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the first quarter of 2002, general and administrative expenses were $4.1 million, a decrease of 33% compared with $6.2 million in the first quarter of 2001, and representing 10% and 14% of total net revenue in the first quarter of 2002 and 2001, respectively. This decrease in the absolute amount in 2002 compared to the same quarter in 2001was primarily due to a decrease in expense for allowances of doubtful accounts receivable of $1.6 million. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the first quarter of 2002 was $0.3 million compared with $3.7 million for the same period of 2001. The decrease in goodwill and intangible amortization resulted from the write off of impaired assets in the fourth quarter of 2001 and from the implementation of SFAS No. 142 as of January 1, 2002. Amortization of intangibles for all of fiscal 2002 for acquisitions made before June 30, 2001 will be approximately $1.1 million.

      In-Process Research and Development. In-process research and development costs of $0.1 million in the first quarter of 2001 were written off for development efforts that had not yet reached technological feasibility at the time of our residual 2.8% acquisition of Dazzle’s share capital. These development efforts had no alternative future uses as of the acquisition date.

      Separation and Restructuring Charges. During the first quarter of 2002, SCM incurred separation and restructuring charges of $0.8 million. These expenses were primarily related to legal and consulting costs of $0.4 million, severance and related costs of $0.3 million and an asset impairment of $0.1 million.

      Loss from investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short- and long-term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding, SCM determined that our investments in SmartDisk and Spyrus have been permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001.

      Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. In the first quarter of 2002, interest income and other, net, was a net expense of $172,000, compared to a net expense of $33,000 in the first quarter of 2001. Net interest income for the first quarter of 2002 was $0.3 million compared to $0.7 million for the same period in 2001. The decrease was primarily the result of lower average investable cash balances and lower interest rates. Net foreign currency loss for the first quarter of 2002 was $0.4 million compared to a loss of $0.7 million for the first quarter of 2001. The foreign exchange loss in the first quarter of 2002 was primarily due to unfavorable rate changes for the Singapore dollar ($0.2 million) and the British pound ($0.1 million) compared to the United States dollar. The foreign exchange loss in the first quarter of 2001 was primarily due to unfavorable rate changes for the Japanese yen ($0.5 million) and the German mark ($0.3 million) compared to the U.S. dollar.

      Benefit for Income Taxes. The benefit for income taxes in the first quarter of 2002 was $0.2 million, or a 219% income tax benefit compared to a 22% benefit in the first quarter of 2001. This effective benefit resulted principally from net losses in the United States and Europe which were partially offset by taxable income generated in other tax jurisdictions. The effective tax benefit was further impacted by expenses not deductible for tax purposes primarily consisting of the amortization of goodwill and intangibles.

      Minority interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholder in an SCM subsidiary.

New Divisional Reporting

      Throughout 2001, we organized our business around Digital TV and Video, Digital Media and PC Security. Beginning with fiscal 2002 and going forward, we structured our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products.

Liquidity and Capital Resources

      As of March 31, 2002, our working capital was $102.9 million and approximated our working capital of $101.4 million as of December 31, 2001.

      Cash and cash equivalents decreased by $2.5 million during the first quarter of 2002 primarily due to cash used in operating activities of $0.1 million and from cash used in financing activities of $3.0 million being partially offset by a positive foreign exchange rate increase of $0.7 million. Cash used in operations of $0.1 million was primarily due to net income of $0.1 million, the adding back depreciation and amortization of $1.1 million, a decrease in accounts receivable of $4.0 million and an increase of accruals of $0.4 million being more than offset by an increase in inventory of $4.6 million and a decrease of accounts payable of $1.0 million. Cash used in investing activities was primarily from capital expenditures of $0.4 million and purchases of short-term investments of $2.6 million.

      The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.7 million as of March 31, 2002). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of March 31, 2002) which bears interest at 4.48% and has no expiration date. In the United States, the Company has an unsecured $3.0 million line of credit which bears interest at 7.0% and expires in May 2002. In addition, the Company has a Singapore $1.2 million (approximately $0.7 million as of March 31, 2002) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 7.0%. There were no amounts outstanding under any of these credit facilities as of March 31, 2002 and December 31, 2001.

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

      We have a history of losses with an accumulated deficit of $74.3 million as of March 31, 2002. Although we were profitable for the first quarter of 2002 and for the second and third quarters of 2001 (before one-time items and the amortization and impairment of goodwill and intangibles), we may continue to incur losses in the future and may be unable to achieve profitability.

     Our quarterly operating results will likely fluctuate.

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets, and in particular, the demand in the retail channel;

•	the timing and amount of orders we receive from our customers that, in the case of our consumer products and products sold to the government, may be tied to seasonal demand or budgetary cycles;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, litigation and write-off of investments.

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

      Over the past several quarters, economic conditions in the United States have resulted in decreased demand from end users for many companies’ products, including ours. Throughout 2001 and during 2002 through the date hereof, we have experienced decreased actual and anticipated demand for our retail digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. Reductions in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse affect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

      On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During the first quarter of 2002, we initiated activities to create a separate legal entity around our Digital Media and Video business in preparation for its separation, which we expect will not be completed for several months. If we were unable to properly implement the separation, our revenues, results of operations and our stock price could be adversely affected. Risks which could impact our ability to properly implement the separation include:

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

      The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from April 21, 2001 to April 20, 2002, the reported sale prices for our common stock on the Nasdaq market ranged between $4.70 and $16.65 per share. Volatility in our stock price may result from a number of factors, including:

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

      We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, revenues and gross profit margins in either or both of our Security or our Digital Media and Video businesses could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

      In our Security business, these factors also include the following:

•	the slow pace and uncertainty of adoption in Europe of open systems platforms that require conditional access modules, such as ours, that use the Digital Video Broadcasting-Common Interface standard;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition; and

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours.

      In our Digital Media and Video business, demand for our products will also be influenced by the following:

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data;

•	the availability of low cost hardware and software OEM solutions to allow expansion in the PC OEM market; and

•	increased consumer acceptance of DVDs, CDs and DVD players and readers.

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

      We also experience indirect competition from some of our customers who sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital security products. In addition, the market for our products may ultimately include technological solutions other than ours and our competitors.

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

      Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 42% of our total net revenue in fiscal 2001, with one customer, Aston-France S.A.R.L., accounting for 11% of our net revenue. For the first quarter of 2002, sales to our top 10 customers accounted for approximately 50% of our total net revenue, with Aston-France S.A.R.L. accounting for 16% of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

      Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products through our retail channel. Direct retail distribution creates additional risks for us including:

•	increased exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	the need to develop, and the related marketing expense of developing brand recognition for our Dazzle branded products;

•	the need to protect the reputation of our brand for quality and value; and

•	the need to successfully and cost-effectively maintain current retail channels and develop new retail distribution channels for these products.

      We sell a substantial portion of our Digital Media and Video products through retailers, including Best Buy, CompUSA, Dixons/ PC World, Fry’s Electronics, Office Depot, Staples, Sears, B&H Photo, The Good Guys, MicroCenter and CameraWorld.com. Our retail distributors may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by us and our competitors over which we have no control and which we can not predict. We could lose market share if the retailers that carry our products do not grow as quickly as retailers that carry our competitors’ products. Also, the amount of our products that retailers purchase is subject to factors we do not control. For instance, retailers’ decisions to purchase our products depend on pricing, terms and special promotions offered by our competitors. If retailers choose not to purchase our products or choose to purchase less than what we expect, our sales will decrease or not grow at the rate we expect.

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

      Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $184.9 million in 2001. Net revenue was $43.4 million for the first quarter of 2002. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 521 as of December 31, 2001. As of March 31, 2002, we had 515 employees.

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

      In the first quarter of 2002, SCM announced its intent to acquire Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. The acquisition is expected to be completed in the second quarter of 2002.

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

      We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 58%, 48% and 52% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were derived from customers located outside the United States. Approximately 56% of our revenues for the quarter ended March 31, 2002, was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

      Although our contractual obligations to accept returned products from our retail, distributor and OEM customers are limited, if consumer demand is less than anticipated these customers may ask that we accept returned products. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase more than present levels in the future.

Our failure to promote our brand successfully and achieve strong brand recognition in our target markets could limit or reduce demand for our Digital Media and Video products.

      We believe that brand recognition will be important to our success, particularly the recognizability of our Dazzle brand. We plan to market this brand to increase awareness. If we fail to promote our brand successfully or if our marketing expenses are too large, our business may not grow as we anticipate. Also, if our products perform poorly or have other problems, the value of our brand will decrease.

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

      No matters were submitted to a vote of security holders during the first quarter of 2002.

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

Date: May 3, 2002