Form 10-Q
period 2002-06-30
SCM MICROSYSTEMS INC
filed 2002-08-14
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At August 9, 2002, 15,630,252 shares of common stock were outstanding.

Item 1.     Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net revenue	$44,969	$46,600	$88,398	$91,707
Cost of revenue	29,974	31,419	58,823	72,282

Gross profit	14,995	15,181	29,575	19,425

Operating expenses:
Research and development	3,050	3,389	5,901	6,971
Selling and marketing	7,029	6,875	13,456	15,689
General and administrative	3,118	4,860	7,265	10,815
Amortization of goodwill and intangibles	333	3,657	622	7,365
In-process research and development	—	—	—	115
Separation costs and restructuring charges	1,462	3,615	2,251	3,615

Total operating expenses	14,992	22,396	29,495	44,570

Income (loss) from operations	3	(7,215)	80	(25,145)
Loss from investments	—	—	—	(5,679)
Interest and other income (expense), net	9	1,081	(163)	1,048

Income (loss) before income taxes and minority interest	12	(6,134)	(83)	(29,776)
Benefit for income taxes	274	853	482	6,041
Minority interest in loss of consolidated subsidiaries	—	64	—	164

Net income (loss)	$286	$(5,217)	$399	$(23,571)

Basic net income (loss) per share	$0.02	$(0.34)	$0.03	$(1.54)

Diluted net income (loss) per share	$0.02	$(0.34)	$0.02	$(1.54)

Shares used to compute basic net income (loss) per share	15,592	15,318	15,567	15,293

Shares used to compute diluted net income (loss) per share	16,096	15,318	16,154	15,293

Comprehensive income (loss):
Net income (loss)	$286	$(5,217)	$399	$(23,571)
Unrealized gain (loss) on investments, net of deferred taxes	(427)	106	(403)	1,155
Foreign currency translation adjustment	2,867	(763)	3,070	(3,205)

Total comprehensive income (loss)	$2,726	$(5,874)	$3,066	$(25,621)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$60,219	$59,421
Accounts receivable, net	42,142	44,368
Inventories	37,799	32,690
Other current assets	8,166	8,174

Total current assets	148,326	144,653
Property and equipment, net	10,466	10,464
Investments	834	1,482
Long-term deferred income taxes	11,405	11,252
Intangible assets, net	7,417	5,231
Goodwill, net	12,827	12,100
Other assets	58	406

Total assets	$191,333	$185,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,295	$28,252
Accrued compensation and related benefits	2,545	2,755
Accrued restructuring and professional fees	3,237	4,286
Accrued royalties	2,322	1,988
Accrued expenses	7,466	6,002

Total current liabilities	44,865	43,283
Deferred tax liability	434	434
Minority interest	90	90

Stockholders’ equity:
Capital stock	16	16
Additional paid-in capital	225,361	224,433
Deferred stock compensation	(674)	(849)
Accumulated deficit	(74,009)	(74,408)
Other cumulative comprehensive loss	(4,750)	(7,411)

Total stockholders’ equity	145,944	141,781

Total liabilities and stockholders’ equity	$191,333	$185,588

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$399	$(23,571)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(257)	(6,053)
Depreciation and amortization	1,680	9,048
In-process research and development	—	115
Minority interest in earnings of subsidiary	—	(164)
Amortization of deferred stock compensation	174	405
Loss on long-term investments	—	5,679
Loss on disposal of fixed assets	13	352
Changes in operating assets and liabilities:
Accounts receivable	5,487	9,506
Inventories	(3,375)	446
Other assets	760	(1,255)
Accounts payable	(1,298)	(1,160)
Accrued expenses	(531)	587

Net cash provided by (used in) operating activities	3,052	(6,065)

Cash flows from investing activities:
Capital expenditures	(335)	(3,600)
Proceeds from disposal of fixed assets	—	89
Purchase of long-term investment	—	(470)
Business acquired, net of cash received	(4,096)	(5,745)
Maturities of short-term investments	491	54,732
Purchases of short-term investments	(4,322)	(25,460)

Net cash (used in) provided by investing activities	(8,262)	19,546

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	929	399

Net cash provided by financing activities	929	399
Effect of exchange rates on cash and cash equivalents	1,248	(161)

Net (decrease) increase in cash and cash equivalents	(3,033)	13,719
Cash and cash equivalents at beginning of period	59,421	33,699

Cash and cash equivalents at end of period	$56,388	$47,418

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$369	$712

Cash paid for interest	$11	$—

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the SCM Microsystems’ (“SCM”) Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Reclassifications — Certain reclassifications have been made to the 2001 financial statement presentation to conform to the 2002 financial statement presentation.

2.	Long-Term Investments

      Long-term investments consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Investment in ActivCard, at fair value	$740	$1,094
Investment in SmartDisk, at fair value	94	388

Total	$834	$1,482

      During each quarter, the Company evaluates our investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short and long term. During the first and fourth quarters of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by these companies in obtaining additional funding, SCM determined that our investments in SmartDisk Corporation, Spyrus Inc. and Satup Databroadcasting AG were permanently impaired. Accordingly, in the first quarter of 2001 we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001. In the fourth quarter of 2001, we wrote off our remaining balances for Spyrus, Satup Databroadcasting AG and our investment in a Singapore subsidiary of PC Card. The result was a charge to the income statement of $2.8 million in the fourth quarter of 2001. As of June 30, 2002, SCM’s ownership of all outstanding shares of Spyrus was approximately 13.4%. SCM’s ownership in Satup as of June 30, 2002, was approximately 10%.

3.	Inventories

      Inventories consist of (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$20,431	$20,498
Finished goods	17,368	12,192

	$37,799	$32,690

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets

      SCM adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units approximated or exceeded the reporting unit’s carrying amount and no impairment was indicated.

      Intangible assets and goodwill consist of the following (in thousands):

		June 30, 2002			December 31, 2001

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Core technology	60 months	$6,602	$(3,323)	$3,279	$5,290	$(2,769)	$2,521
Customer relations	60 months	2,261	(691)	1,570	1,139	(673)	466
Trade name	Indefinite	4,141	(1,703)	2,438	3,903	(1,703)	2,200
Non-compete agreements	24 months	855	(725)	130	719	(675)	44

Total intangible assets		13,859	(6,442)	7,417	11,051	(5,820)	5,231
Goodwill		29,512	(16,685)	12,827	28,785	(16,685)	12,100

Total		$43,371	$(23,127)	$20,244	$39,836	$(22,505)	$17,331

      In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization. Assembled workforce was recorded as goodwill as of January 1, 2002.

      The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

		Digital Media
	Security	and Video	Total

Balance as of January 1, 2002	$5,430	$6,670	$12,100
Goodwill acquired during the period	727	—	727

Balance as of June 30, 2002	$6,157	$6,670	$12,827

      Amortization of goodwill and intangibles in the first six months of fiscal 2002 was $0.6 million compared with $7.4 million for the same period of 2001.

      Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 6 months)	$992
2003	1,438
2004	1,040
2005	809
2006	495
2007	205

Total	$4,979

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the provisions of SFAS No. 142 been applied for the three months ended and six months ended June 30, 2002 and 2001, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net income (loss), as reported	$286	$(5,217)	$399	$(23,571)
Add back amortization:
Assembled workforce	—	130	—	259
Trade name	—	311	—	620
Goodwill	—	2,526	—	5,108
Related income tax effect	—	—	—	(91)

Adjusted net income (loss)	$286	$(2,250)	$399	$(17,675)

Net income (loss) per share:
Basic net income (loss) per share, as reported	$0.02	$(0.34)	$0.03	$(1.54)
Add back above amortization and related income tax effect	—	0.19	—	0.38

Adjusted basic net income (loss) per share	$0.02	$(0.15)	$0.03	$(1.16)

Diluted net income (loss) per share, as reported	$0.02	$(0.34)	$0.02	$(1.54)
Add back above amortization and related income tax effect	—	0.19	—	0.38

Adjusted diluted net income (loss) per share	$0.02	$(0.15)	$0.02	$(1.16)

5.	Separation and Restructuring Charges

      During 2001, SCM incurred restructuring charges of approximately $5.2 million primarily relating to legal settlement costs and expenses resulting from the consolidation of operations in various facilities. In the first and second quarter of 2002, SCM incurred separation and restructuring charges of approximately $0.8 million and $1.5 million, respectively, primarily due to costs incurred in preparation of the anticipated separation of our Digital Media and Video division and employee severance costs. The following summarizes the expenses related to these activities during 2001 and the first six months of 2002 (in thousands):

	Legal	Lease	Asset	Severance and
	Settlements	Commitments	Write Downs	Other Costs	Total

Provision for 2001	$1,830	$1,675	$336	$1,423	$5,264
Changes in estimates	—	(15)	(53)	(2)	(70)

	1,830	1,660	283	1,421	5,194
Payments or write offs in 2001	(1,252)	(145)	(240)	(841)	(2,478)

Balance as of December 31, 2001	578	1,515	43	580	2,716
Provision for Q1 2002	—	—	20	769	789
Payments or write offs in Q1 2002	(355)	(171)	(21)	(1,251)	(1,798)

Balances as of March 31, 2002	223	1,344	42	98	1,707
Provision for Q2 2002	63	—	23	1,526	1,612
Change in estimate	(150)	—	—	—	(150)
Payments or write offs in Q2 2002	(63)	(134)	(23)	(1,504)	(1,724)

Balances as of June 30, 2002	$73	$1,210	$42	$120	$1,445

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The severance and other costs for the year ended December 31, 2001 primarily related to the reduction in force of approximately 81 employees. Approximately 20 of these employees were from Operations, 40 were from Sales and Marketing, 13 were from Research and Development and 8 were from General and Administrative functions. Approximately 44 were in the U.S., 19 were in Asia and 18 were in Europe.

      The severance and other costs for the quarter ended March 31, 2002 primarily related to legal and consulting costs of $0.4 million for the anticipated separation of our Digital Media and Video division, $0.3 million for severance and related costs and $0.1 million for an asset impairment. The severance and other costs for the quarter ended June 30, 2002 primarily related to legal and consulting costs of $1.4 million for the anticipated separation of our Digital Media and Video division and $0.1 million for severance and related costs. The severance costs for both periods related to the termination of 29 employees, of which 15 were in the United States, 9 were in Europe and 5 were in Asia. Approximately 19 employees were from Sales and Marketing, 5 were from Operations, 3 were from Research and Development and 2 were from General and Administrative functions.

6.	Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations or cashflows.

      In August 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. The Company early adopted SFAS No. 144 in the fourth quarter of 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill and certain other intangibles that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles in fiscal 2002 for acquisitions made before June 30, 2001 is expected to be

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.6 million. Intangible assets of approximately $0.9 million were reclassed to goodwill and amortization ceased effective January 1, 2002.

7.     Acquisitions

Dazzle Multimedia, Inc.

      SCM acquired a majority of the shares of Dazzle Multimedia, Inc. (Dazzle) between June 1999 and December 2000. In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc., a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

Towitoko AG

      On May 22, 2002, SCM paid $4.5 million in cash to the shareholders of Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market for 100% of the outstanding stock of Towitoko AG. In addition, SCM will pay up to an additional $0.5 million in cash if certain financial performance criteria are met by the end of fiscal 2002. Towitoko AG is a private company based in Munich. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

      A preliminary valuation of the intangible assets related to the acquisition was completed by management in July of 2002. Management expects to finalize the allocation based on current information during the third quarter of 2002. A summary of the allocation of the purchase price is as follows (in thousands):

Cash	$483
Tangible assets	2,694
Assumed liabilities	(1,854)
Trade name	219
Customer relations	1,032
Core technology	1,205
Non-compete agreements	125
Goodwill	675

Total	$4,579

      Intangible assets and goodwill from the acquisition approximated $3.3 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The non-compete agreements are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill are considered to have indefinite useful lives. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years. The goodwill from this acquisition is not deductible for tax purposes.

      Proforma results of operations, to reflect the acquisition as if it had occurred on the first date of all periods presented, would not be significantly different than SCM’s results of operations as stated.

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

      Prior to January 1, 2002, management had aligned our organization along three business segments: Digital TV and Video, Digital Media and PC Security. Beginning in 2002 and going forward, we have structured our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products. The executive staff reviewed financial information and business performance along these two product segments in the first two quarters of 2002. We evaluate the performance of our business segments at the revenue and gross margin level. We do not include intercompany transfers between segments for management purposes. Segment information for the first two quarters of 2001 has been restated to reflect the new business segments.

      Summary information by segment for the three and six months ended June 30, 2002 and 2001, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Digital Media and Video:
Revenue	$23,102	$22,644	$44,151	$49,015
Gross margin	6,123	6,101	11,600	9,612
Security:
Revenue	$21,867	$23,956	$44,247	$42,692
Gross margin	8,872	9,080	17,975	9,813
Total:
Revenue	$44,969	$46,600	$88,398	$91,707
Gross margin	14,995	15,181	29,575	19,425

      Geographic revenues are based on the country where the customers are located. Information regarding revenues by geographic region for the three-and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

United States	$23,145	$17,953	$42,303	$36,996
Europe	18,009	19,364	34,503	35,835
Asia-Pacific	3,815	9,283	11,592	18,876

	$44,969	$46,600	$88,398	$91,707

      One customer represented 12% and 14% of SCM’s total revenue for the second quarter of 2002 and the first six months of 2002, respectively. No customers exceeded 10% of total net revenue for the three- and six-months ended June 30, 2001.

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

Overview

      SCM Microsystems designs, develops and sells hardware, software and silicon that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into two broad markets: Security and Digital Media. Our target customers vary by market. For the Security market, our target customers are primarily manufacturers in the consumer electronics, computer and conditional access system industries. For the Digital Media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, through 2001 we organized our business around three divisions: Digital TV and Video, PC Security and Digital Media. Going forward and beginning in fiscal 2002, we have structured our operations around two businesses: Security and Digital Media and Video. On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. We expect that the various activities relating to the separation of the Digital Media and Video business will not be completed for several months. We are evaluating various strategies to separate the Digital Media and Video business, including a spin-off or sale. We were organized in Delaware in 1996.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to product returns, customer incentives, allowance for doubtful accounts, inventories, asset impairment, realization of deferred tax assets, accrued warranty reserves, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

•	SCM recognizes revenues from product sales upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Product sold to distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, SCM may make additional allowances as necessary.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. SCM records an investment impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, SCM adopted SFAS No. 142, “Goodwill and Other Intangibles Assets,” and is required to analyze our goodwill and intangible assets for impairment on a periodic basis. As a result of our intended separation of our Digital Media and Video business, in the fourth quarter of 2001, we recorded an asset impairment of approximately $36.1 million based on our findings that the intangible assets from past acquisitions were impaired.

•	The carrying value of the Company’s net deferred tax assets assumes that SCM will be able to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

•	SCM accrues the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs including, material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. The Company early adopted SFAS No. 144 in the fourth quarter of 2001.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, SCM has adopted SFAS No. 142 and, as a consequence stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions made before June 30, 2001 is expected to be approximately $1.6 million. Intangible assets of approximately $0.9 million were reclassed to goodwill and amortization ceased effective January 1, 2002.

Acquisitions

Dazzle Multimedia, Inc.

      SCM acquired a majority of the shares of Dazzle Multimedia, Inc. (Dazzle) between June 1999 and December 2000. In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle Multimedia, Inc., a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

Towitoko AG

      On May 22, 2002, SCM paid $4.5 million in cash to the shareholders of Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market for 100% of the outstanding stock of Towitoko AG. In addition, SCM could pay an additional $0.5 million in cash if certain financial performance criteria are met by the end of fiscal 2002. Towitoko AG is a private company based in Munich. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

      Based on SCM management’s preliminary assessment of value, intangible assets and goodwill from the acquisition approximated $3.3 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-compete agreements, entered into in connection with the acquisition, are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill are considered to have indefinite useful lives. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

      At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete. Instead, Towitoko, was focused on maintaining its current products that were separated into three product groupings based on their similarities and the markets they targeted. Those groupings were Project Solutions, which consisted of several hardware products that utilized significantly the same software aimed at large customers and original equipment manufacturers; Retail Solutions using several hardware products with software aimed at the retail market; and Business Solutions, which included several related software solutions. The Retail Solutions and Business Solutions products will continue to be sold into Towitoko’s and now SCM’s distribution channels. The hardware in the Project Solutions grouping will be phased out over the next year and will be replaced with SCM’s existing hardware utilizing Towitoko’s software.

Results of Operations

      Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended June 30, 2002 was $45.0 million, down 3% compared to $46.6 million for the same quarter of 2001. The decrease in revenue in the second quarter of 2002 compared with the same quarter in 2001 was due primarily to lower revenue from our Security division of $2.1 million, partially offset by an increase in revenue from our Digital Media and Video division of $0.5 million. Revenue within our Security division was lower in the second quarter of 2002 versus the same quarter of the previous year due to a reduction in shipments of our conditional access modules for the European digital television market, partially offset by an increase in shipments of our smart card readers to the U.S. Government. The increase in Digital Media and Video revenue was due to increased sales of our digital media reader products. For the first six months of 2002, net revenue was $88.4 million, compared to $91.7 million for the same period of 2001, a decrease of 4%. The decrease in revenue in the first six months of 2002 compared with the same period in 2001 was due primarily to a decrease in sales of our Digital Media and Video products of $4.9 million, partially offset by an increase in sales of our Security products of $1.6 million. The decrease in sales of our Digital Media and Video products was primarily due to a slowdown in demand for these consumer related products beginning in the second quarter of 2001. The increase in sales of our Security products was primarily due to increased demand for our PC Security related products from our original equipment manufacturing (OEM) customers. Sales to SCM’s top 10 customers accounted for 52% and 39% of total net revenue in the first six months of 2002 and 2001, respectively.

      Gross Profit. Gross profit for the second quarter of 2002 was $15.0 million, or 33.3% of total net revenue, compared to $15.2 million, or 32.6%, for the second quarter of 2001. Gross profit in the first six months of 2002 was $29.6 million, or 33.5% of revenue, compared to gross profit of $19.4 million, or 21.2% of revenue for the first six months of 2001. The increase in gross profit as a percentage of revenue for the second quarter of 2002 as compared to the same period in 2001 was primarily due to lower manufacturing costs and other costs of goods sold. In the six-month period, higher gross profit levels in 2002 compared with 2001 were primarily due to a $10.0 million increase in inventory reserves taken in the first quarter of 2001 for our St@rKey PC satellite receiver as well as for our digital media reader products and related components. Our St@rKey product was designed to receive MPEG 1 video over satellite, but changing market requirements prompted us to attempt to rework the product to receive MPEG 2 video. During the first quarter of 2001, we determined that St@rKey was not technically feasible to manage MPEG 2 in its current form, and therefore took a related inventory charge. We also increased inventory reserves in the first quarter of 2001 for our digital media readers, many of which are custom built for individual customers, after experiencing cancellations of some orders and reducing our expectations for future sales of these products due to generally weaker economic conditions. Excluding the inventory reserve increase, gross profit for the first six months of 2001 would have been 32%. Our gross profit has been and will continue to be affected by a variety of factors, including additional future inventory charges, competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the second quarter of 2002, research and development expenses were $3.1 million, or 7% of revenues, a decrease of 10% compared with $3.4 million, or 7% of revenues, in the second quarter of 2001. For the first six months of 2002, research and development expenses were $5.9 million, or 7% of revenues, a decrease of 15% compared with $7.0 million, or 8% of revenues, in the first six months of 2001. The decrease in absolute amounts between the two six-month periods was primarily due to decreased prototype expenses of $0.2 million and decreased personnel costs of $0.9 million, reflecting our continued strategic movement of engineering activities from high-cost regions such as Silicon Valley and Munich to our lower cost locations, such as India. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and advertising and other marketing costs. Selling and marketing expenses for the second quarter of 2002 were $7.0 million, or 16% of net revenues, an increase of 2% compared with $6.9 million or 15% of net revenues, in the second quarter of 2001. For the first six months of 2002, selling and marketing expenses were $13.5 million, or 15% of revenues, down 14% compared with $15.7 million, or 17% of revenues, in the same period of 2001. For the six-month period, selling and marketing expenses were lower in 2002 than in 2001 because of decreases in the U.S. and Europe, primarily in the areas of marketing program costs of $1.4 million, personnel related expenses of $0.6 million, and office administrative costs of $0.2 million.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the second quarter of 2002, general and administrative expenses were $3.1 million, or 7% of revenues, a decrease of 36% compared with $4.9 million, or 10% of revenues, in the second quarter of 2001. For the first six months of 2002, general and administrative expenses were $7.3 million, or 8% of revenues, down 33% compared with $10.8 million, or 12% of revenues for the first six months of 2001. This decrease in absolute amounts for the three- and six-month periods of 2002 compared with the same periods in 2001 was primarily due to overall savings from restructuring activities executed during the second half of 2001 and first half of 2002, as well as a decrease in expense for allowances of doubtful accounts receivable of $1.6 million. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the second quarter of 2002 was $0.3 million compared with $3.7 million for the same period of 2001. For the first six months of 2002, amortization of goodwill and intangibles was $0.6 million compared with $7.4 million for the first six months of 2001. Amortization of goodwill and intangibles was lower in the first six months of 2002 because the previous year period included amortization of goodwill that has since been written down. As the Company implemented SFAS No. 142 as of January 1, 2002, goodwill is no longer amortized. During the second quarter of 2002 gross goodwill and intangibles increased by $3.3 million due to the acquisition of

Towitoko. Including Towitoko, amortization of intangibles for all of fiscal 2002 is expected to be approximately $1.6 million.

      In-Process Research and Development. In-process research and development costs of $0.1 million in the first quarter of 2001 were written off for development efforts that had not yet reached technological feasibility at the time of our residual 2.8% acquisition of Dazzle’s share capital. These development efforts had no alternative future uses as of this acquisition date.

      Separation Costs and Restructuring Charges. During the second quarter of 2002, SCM incurred separation and restructuring charges of $1.5 million. These expenses were primarily related to legal and consulting costs of $0.6, investment banking fees of $0.8 million, severance and related costs of $0.2 million. During the second quarter of 2001, SCM incurred one-time and restructuring charges of $3.6 million primarily related to legal settlement costs and expenses related to the consolidation of operations at various facilities. For the first six months of 2002 separation and restructuring charges were $2.3 million. These expenses primarily related to legal and consulting costs of $1.0 million, investment banking fees of $0.8 million, severance and related costs of $0.4 million and an asset impairment of $0.1 million.

      Loss from Investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During the first quarter of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding, SCM determined that our investments in SmartDisk and Spyrus had been permanently impaired. Accordingly, we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million in the first quarter of 2001.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. For the second quarter of 2002, interest income and other, net, was a net gain of $0.01 million, consisting of net interest income of $0.41 million and a foreign exchange loss of $0.4 million. For the second quarter of 2001, we recorded a net gain of $1.1 million, resulting from net interest income of $0.6 million and a foreign exchange gain of $0.5 million. For the first six months of 2002, interest income and other, net, was a net expense of $163,000, resulting from net interest income of $680,000 and a foreign exchange loss of $843,000 million. For the first six months of 2001, interest income and other, net, was a net gain of $1.0 million, consisting of net interest income of $1.3 million offset by a foreign exchange loss of $0.3 million. The year over year decrease in interest and other, net in the second quarter of 2002 was primarily the result of lower market interest rates and unfavorable exchange rate movements. Net foreign currency loss for the second quarter of 2002 was $0.4 million compared to a gain of $0.5 million for the second quarter of 2001. The foreign exchange loss in the second quarter of 2002 was primarily due to unfavorable rate changes for the Singapore dollar ($1.8 million) and the British pound ($0.2 million) offset by favorable rate changes for the Euro ($1.1 million) and Japanese Yen ($0.5 million) compared to the United States dollar.

      Benefit for Income Taxes. The benefit for income taxes for the second quarter of 2002 was $0.3 million compared to $0.9 million for the same period of 2001. The benefit for income taxes in the first six months of 2002 was $0.5 million compared to $6.0 million in the first six months of 2001. This effective benefit resulted principally from net losses in the United States, which were partially offset by taxable income generated in other tax jurisdictions. The effective tax benefit was further impacted by expenses not deductible for tax purposes primarily consisting of the amortization of goodwill and intangibles.

      Minority interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholder in an SCM subsidiary.

Liquidity and Capital Resources

      As of June 30, 2002, our working capital was $103.5 million, compared to working capital of $101.4 million as of December 31, 2001.

      Cash, cash equivalents and short term investments for the six months ended June 30, 2002 increased by $0.8 million. Cash and cash equivalents for the six months ended June 30, 2002 decreased by $3.0 million primarily due to uses of cash from investing activities of $8.3 million being partially offset by cash provided from operations of $3.1 million, proceeds from the issuance of equity of $0.9 million and a favorable effect of exchange rates of $1.2 million. Cash provided by operations of $3.1 million was primarily due to net income of $0.4 million, the adding back of depreciation and amortization of $1.7 million and the amortization of deferred stock compensation of $0.2 million, a decrease in accounts receivable of $5.5 million, and a decrease in other assets of $0.8 million. These were only partially offset by an increase in deferred income taxes of $0.3 million, an increase in inventory of $3.4 million, a decrease in accounts payable of $1.3 million and a decrease in accrued expenses of $0.5 million. Cash used in investing activities was primarily for capital expenditures of $0.3 million, the purchase of Towitoko net of cash received of $4.1 million and the net purchase of short-term investments of $3.8 million.

      The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.7 million as of June 30, 2002). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of June 30, 2002), which bears interest at 4.76% and has no expiration date. In addition, the Company has a Singapore $1.2 million (approximately $0.7 million as of June 30, 2002) overdraft facility with a local bank due on demand. The Singapore line is secured by a U.S. $0.4 million fixed deposit and has a base interest rate of 6.5%. There were no amounts outstanding under any of these credit facilities as of June 30, 2002 and December 31, 2001.

      We believe that our current capital resources and available borrowings will be sufficient to meet our operating and capital requirements through at least the next twelve months. We may, however, seek additional debt or equity financing prior to that time. We cannot assure you that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

We have incurred operating losses and may not maintain profitability.

      We have a history of losses with an accumulated deficit of $74.0 million as of June 30, 2002. Although we were profitable for the first and second quarters of 2002 and for the second and third quarters of 2001 (before one-time items and the amortization and impairment of goodwill and intangibles), we may continue to incur losses in the future and may be unable to maintain profitability.

Our quarterly operating results will likely fluctuate.

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets, and in particular, the demand in the retail channel;

•	the timing and amount of orders we receive from our customers that, in the case of our consumer products, products sold to the U.S. government and products sold to broadcasters, may be tied to seasonal demand, budgetary cycles or equipment roll-out schedules, respectively;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our selling and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic equity investments; and

•	costs related to events such as acquisitions, litigation and write-off of investments.

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

      We do not typically maintain a significant level of backlog. As a result, revenues in any quarter depend on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers, including distributors of our consumer products, have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenue is not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand and constrain growth in demand for our products or for our customers’ products, causing customers to decrease or cancel orders to us or to delay payment.

      Over the past several quarters, economic conditions in the United States have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. Throughout 2001 and during 2002 through the date hereof, we have experienced decreased demand as well as decreased growth in demand for our retail digital video editing products and for our digital media reader/writers sold through the retail and OEM channels. Actual reductions or a constrained rate of growth in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse affect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

      On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During the first half of 2002, we restructured our internal organization in order to independently manage our Security business and our Digital Media and Video business. We have continued to evaluate various options to separate the Digital Media and Video business, including trade sale or spin-off, in order to determine which will maximize value for our stockholders. Recent extreme volatility in the capital markets has made it difficult to predict the timing and success of any of these options. If the capital markets do not stabilize, we may not be able to successfully create a public market for the Digital Media and Video business, and potential acquirers may be unable or unwilling to purchase the business.

      If we were unable to properly implement the separation, our revenues, results of operations and our stock price could be adversely affected. Risks related to our separation strategy include:

•	the separation process and results thereof will occupy a significant portion of senior management time and effort and could distract management and employees from the operation of our businesses;

•	the separation could be delayed or cancelled;

•	our separation strategy could be perceived negatively by our customers or cause them to choose our competitors’ products instead of ours;

•	implementation of the separation strategy could make it more difficult for us to retain employees and could otherwise adversely affect employee morale; and

•	adverse market perception of the separation could cause our stock price to decline.

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

      The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from July 30, 2001 to July 30, 2002, the reported sale prices for our common stock on the Nasdaq market ranged between $4.70 and $17.23 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Nasdaq Stock Market or the Neuer Markt of the Frankfurt Stock Exchange;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competition;

•	developments related to our decision to separate our Digital Media and Video business and focus on our Security business as a core strategy;

•	litigation developments; and

•	general market downturns.

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

We rely heavily on our strategic relationships.

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

      Furthermore, a number of our Digital Media and Video products incorporate technology developed by strategic third party technology providers. Reliance on these third parties exposes us to a number of risks:

•	these technology providers often may have limited financial resources and operating histories;

•	we may be unable to adequately control or influence the technology development and engineering process and must rely on these providers to timely deliver properly working technology meeting our specifications;

•	our customers may prefer that we develop and own all our technology;

•	we may acquire the technology only on a non-exclusive basis; and

•	we must rely on the third party to protect their technology rights and ensure that they do not infringe the rights of others.

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

      Our business and operating results normally reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. We believe that the seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Media and Video products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. However, because of the current unpredictability of the U.S. economy, there is no assurance that this increase will occur in the second half of 2002. In addition, our sales are impacted by the buying patterns of the U.S. government, which is an important customer for our PC Security products. These patterns tend to be variable in terms of the timing and size of orders, which contributes to the variability of our results on a quarterly basis.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

      Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 42% of our total net revenue in fiscal 2001, with one customer, Aston-France S.A.R.L., accounting for 11% of our net revenue. For the first half of 2002, sales to our top 10 customers accounted for approximately 52% of our total net revenue, with Aston-France S.A.R.L. accounting for 14% of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenue and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

      Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products through our retail channel. Direct retail distribution creates additional risks for us including:

•	increased exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	the need to develop, and the related marketing expense of developing, brand recognition for our Dazzle-branded products;

•	the need to protect the reputation of our brand for quality and value; and

•	the need to successfully and cost-effectively maintain current retail channels and develop new retail distribution channels for these products.

      We sell a substantial portion of our Digital Media and Video products through retailers, including Best Buy, CompUSA, Dixons/ PC World, Fry’s Electronics, Office Depot, Staples, Sears, B&H Photo, MicroCenter and CameraWorld.com. These retailers may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors over which we have no control and which we cannot predict. We could lose market share if the retailers that carry our products do not grow as quickly as retailers that carry our competitors’ products. If retailers choose not to purchase our products or choose to purchase less than we expect, our sales will decrease or not grow at the rate we expect.

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

      Because a large percentage of our Digital Media and Video sales are to a small number of customers that are primarily retailers or distributors, this can exert pressure on our revenue generated from these customers. As a result of this pricing pressure, we have reduced and may need to continue to reduce the prices of some of our Digital Media and Video products. Any reduction in prices will negatively impact our gross margins unless we are able to reduce our costs. Also, some customers are requesting that we sell our products to them on a consignment basis. If we agree to these arrangements, our inventory levels will increase, and this will increase our costs and the risk of inventory write-offs.

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

      Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $184.9 million in 2001. Net revenue was $88.4 million for the first half of 2002. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. Recently, we have further reorganized into two distinct, internal, business divisions, with mostly separate management teams, to better address the demands of these different markets. This reorganization is a strategic step in our plan to eventually separate our core Security business from our Digital, Media and Video business. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 521 as of December 31, 2001. As of June 30, 2002, we had 523 employees.

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

      Our initial sales cycle for a new OEM customer or retailer usually takes six to nine months. During this sales cycle, we may expend substantial financial resources and our management’s time and effort with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors that we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers would limit our receipt of new revenue and might cause us to expend more resources to obtain new customer wins.

We face risks associated with our past and future acquisitions.

      In the second quarter of 2002, we acquired Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. We may buy or make investments in additional complementary companies, products and technologies. Any acquisition could expose us to significant risks.

Use of Cash or Issuance of Securities

A potential investment is likely to result in the use of our limited cash balances or require that we issue debt or equity securities to fund the acquisition. Future equity financings would be dilutive to the existing holders of our common stock. Our ability to use future equity financings to fund acquisitions may be limited by certain tax rules and we may be required to use debt financing instead. Future debt financings could involve restrictive covenants, and we may be unable to obtain debt financing on favorable terms or at all.

Acquisition Charges

We may incur acquisition related charges in connection with any acquisition.

Integration Risks

Integration of an acquired company or technology is frequently a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and retain key management, sales and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support pre-existing supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

The geographic distance between the companies, the complexity of the technologies and operations being integrated, and the disparate corporate cultures being combined may increase the difficulties of integrating an acquired company or technology. Management’s focus on the integration of operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. In addition, it is common in the technology industry for aggressive competitors to attract customers and recruit key employees away from companies during the integration phase of an acquisition.

Unanticipated Assumption of Liabilities

If we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

We conduct a significant portion of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our business.

      We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 58%, 48% and 52% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were derived from customers located outside the United States. Approximately 49% of our revenues for the quarter ended June 30, 2002 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenue. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic condition and stability, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

We could lose money and our stock price could decrease as a result of write downs of our strategic investments.

      We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments in 2001, including SmartDisk, Spyrus and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter.

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

      Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, we have shifted volume production of many of our Security Division product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd. More recently we have transferred our Digital Media and Video product production from Singapore to independent contract manufacturers in Asia in preparation for the separation of these two businesses. Foreign manufacturing poses a number of risks, including:

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

      We have from time to time received claims that we are infringing upon third parties’ intellectual property rights. For example, the Massachusetts Institute of Technology and Electronics for Imaging, Inc. have sued us for patent infringement. See “Part II, Item 1. Legal Proceedings.”

      We expect the likelihood of infringement claims to increase as the number of products and competitors in our markets grows and as we increasingly incorporate third party technology into our products. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products. Furthermore, as a result of these claims, we could be required to license intellectual property from a third party. These licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. In addition, if we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all.

      Our suppliers and customers may also receive infringement claims based on intellectual property included in our products. We have historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. In the fourth quarter of 2000, we incurred a $3.8 million charge related to a customer’s alleged infringement of a third party’s patent rights. Although it was unclear that our technology violated any patent or other right or that we were obligated to do so, we elected to indemnify the customer to preserve the customer relationship. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third party claims for patent infringement.

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

      We believe that brand recognition will be important to our success, particularly the recognizability of our Dazzle brand. We plan to continue to market this brand to increase awareness. If we fail to promote our brand successfully or if our marketing expenses are too large, our business may not grow as we anticipate. The ability of competitors to increase the recognition and acceptance of their brands may affect the relative value of our brand. Also, if our products perform poorly or have other problems, the value of our brand will decrease.

We may experience significant amortization charges and may have future non-recurring charges as a result of past acquisitions.

      In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we may experience significant charges related to the amortization of certain intangible assets. In addition, if we later determine that our intangible assets or goodwill are impaired, we will be required to take a related non-recurring charge to earnings. For example, in 2001 we recorded an asset impairment of approximately $36.1 million based on management’s findings that intangible assets and goodwill from previous acquisitions were impaired.

Factors beyond our control could disrupt our operations and increase our expenses.

      We face a number of potential business interruption risks that are beyond our control. In recent periods, the State of California experienced intermittent power shortages and interruptions of service to some business customers. Additionally, we may experience natural disasters that could interrupt our business. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. An earthquake could seriously disturb our entire business process.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk Foreign Currencies

Foreign Currencies

      SCM Microsystems transacts business in various foreign currencies, primarily in certain European countries, the United Kingdom, Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

      Our foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

Fixed Income Investments

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolio investments is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue or issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our investment guidelines, the exposure to market and credit risk is not expected to be material.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      The Massachusetts Institute of Technology, or MIT, and Electronics for Imaging, Inc., or EFI, have sued us for infringing a patent relating to a color reproduction system that is allegedly imbedded in our bundled products. This patent expired on May 4, 2002. In total, MIT and EFI have sued 214 companies under this patent. We are defending and do not believe our products infringe this patent or that this claim is valid.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the second quarter of 2002.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number		Description

3	.2*	Amended and Restated Bylaws.
99.1		Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Form 10-Q for the quarter ended June 30, 2001 (See SEC File No. 000-22689).

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

/s/ ANDREW WARNER

Andrew Warner
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
Number		Description

3	.2*	Amended and Restated Bylaws.
99.1		Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Form 10-Q for the quarter ended June 30, 2001 (See SEC File No. 000-22689).