Form 10-Q
period 2002-09-30
SCM MICROSYSTEMS INC
filed 2002-11-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]   Yes    [   ]   No

At November 7, 2002, 15,694,723 shares of common stock were outstanding.

1 of 1

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue	$40,887	$46,471	$129,285	$138,178
Cost of revenue	28,878	31,377	87,701	103,659

Gross profit	12,009	15,094	41,584	34,519

Operating expenses:
Research and development	3,465	3,059	9,366	10,030
Selling and marketing	7,005	6,862	20,461	22,551
General and administrative	2,965	4,914	10,230	15,729
Amortization of goodwill and intangibles	543	3,839	1,165	11,204
In-process research and development	—	—	—	115
Separation costs, restructuring and infrequent charges	1,794	—	4,045	3,615

Total operating expenses	15,772	18,674	45,267	63,244

Loss from operations	(3,763)	(3,580)	(3,683)	(28,725)
Loss from investments	(1,802)	—	(1,802)	(5,679)
Interest and other income (expense), net	(215)	986	(378)	2,034

Loss before income taxes and minority interest	(5,780)	(2,594)	(5,863)	(32,370)
Benefit (provision) for income taxes	(13,971)	547	(13,489)	6,588
Minority interest in loss of consolidated subsidiaries	—	—	—	164

Net loss	$(19,751)	$(2,047)	$(19,352)	$(25,618)

Basic net loss per share	($1.26)	$(0.13)	$(1.24)	$(1.67)

Diluted net loss per share	($1.26)	$(0.13)	$(1.24)	$(1.67)

Shares used to compute basic net loss per share	15,629	15,335	15,588	15,306

Shares used to compute diluted net loss per share	15,629	15,335	15,588	15,306

Comprehensive loss:
Net loss	$(19,751)	$(2,047)	$(19,352)	$(25,618)
Unrealized gain (loss) on investments, net of deferred taxes	(1)	(750)	(15)	405
Foreign currency translation adjustment	135	1,003	3,205	(2,202)

Total comprehensive loss	$(19,617)	$(1,794)	$(16,162)	$(27,415)

See notes to condensed consolidated financial statements.

2 of 38

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$58,047	$59,421
Accounts receivable, net	33,462	44,368
Inventories	45,609	32,690
Other current assets	6,438	8,174

Total current assets	143,556	144,653
Property and equipment, net	10,107	10,464
Investments	809	1,482
Long-term deferred income taxes	—	11,252
Intangible assets, net	7,075	5,231
Goodwill, net	12,688	12,100
Other assets	41	406

Total assets	$174,276	$185,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,781	$28,252
Accrued compensation and related benefits	3,967	2,755
Accrued restructuring and professional fees	3,427	4,286
Accrued royalties	1,915	1,988
Accrued expenses	8,400	6,002

Total current liabilities	46,490	43,283
Deferred tax liability	—	434
Minority interest	90	90
Stockholders’ equity:
Capital stock	16	16
Additional paid-in capital	225,385	224,433
Deferred stock compensation	(589)	(849)
Accumulated deficit	(93,760)	(74,408)
Other cumulative comprehensive loss	(3,356)	(7,411)

Total stockholders’ equity	127,696	141,781

Total liabilities and stockholders’ equity	$174,276	$185,588

See notes to condensed consolidated financial statements.

3 of 38

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(19,352)	$(25,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	13,960	(7,977)
Depreciation and amortization	3,064	13,617
In-process research and development	—	115
Minority interest in earnings of subsidiary	—	(164)
Amortization of deferred stock compensation	260	643
Loss on long-term investments	1,802	5,679
Loss on disposal of fixed assets	20	352
Changes in operating assets and liabilities:	—
Accounts receivable	14,351	6,798
Inventories	(11,107)	177
Other assets	(1,200)	(3,477)
Accounts payable	(1,778)	1,826
Accrued expenses	1,571	3,759

Net cash provided by (used in) operating activities	1,591	(4,270)

Cash flows from investing activities:
Capital expenditures	(812)	(4,064)
Proceeds from disposal of fixed assets	7	89
Purchase of long-term investment		(737)
Business acquired, net of cash received	(4,157)	(2,525)
Maturities of short-term investments	1,296	60,697
Purchases of short-term investments	(5,586)	(27,506)

Net cash (used in) provided by investing activities	(9,252)	25,954

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	953	508

Net cash provided by financing activities	953	508
Effect of exchange rates on cash and cash equivalents	1,044	(1,351)

Net (decrease) increase in cash and cash equivalents	(5,664)	20,841
Cash and cash equivalents at beginning of period	59,421	33,699

Cash and cash equivalents at end of period	$53,757	$54,540

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$553	$87

Cash paid for interest	$49	$7

See notes to condensed consolidated financial statements.

4 of 38

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the SCM Microsystems’ (“SCM”) Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     Reclassifications — Certain reclassifications have been made to the 2001 financial statement presentation to conform to the 2002 financial statement presentation.

2.	LONG-TERM INVESTMENTS

     Long-term investments consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Investment in ActivCard, at fair value	$758	$1,094
Investment in SmartDisk, at fair value	51	388

Total	$809	$1,482

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During the third quarter of 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk in obtaining additional funding, SCM determined that investments in SmartDisk and ActivCard were impaired. Accordingly, SCM wrote down these investments to their fair market value as of September 30, 2002. The result was a charge to the income statement of $1.8 million.

     During the first and fourth quarters of 2001, based on the aforementioned criteria, SCM determined that investments in SmartDisk, Spyrus Inc. and Satup Databroadcasting AG were impaired. Accordingly, in the first quarter of 2001, SCM wrote down the investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down the investment in Spyrus to its estimated value, which approximated 20% of the original cost. In the fourth quarter of 2001, SCM wrote off the remaining balances for Spyrus, Satup Databroadcasting AG and the investment in a Singapore subsidiary of PC Card. The result was a charge to the income statement of $5.7 million in the first quarter of 2001 and $2.8 million in the fourth quarter of 2001.

     As of September 30, 2002, SCM’s ownership of all outstanding shares of Spyrus was approximately 13.4% and SCM’s ownership in Satup was approximately 10%.

5 of 38

3.	INVENTORIES

     Inventories consist of (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$20,710	$20,498
Finished goods	24,899	12,192

	$45,609	$32,690

4.	ACQUISITIONS

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

     Towitoko AG

     On May 22, 2002, SCM paid $4.5 million in cash to the shareholders of Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. In addition, SCM will pay up to an additional $0.5 million in cash if certain financial performance criteria are met by the end of fiscal 2002. Towitoko AG is a private company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

     A valuation of the intangible assets related to the acquisition was completed in September 2002. A summary of the allocation of the purchase price is as follows (in thousands):

Cash	$483
Tangible assets	2,694
Assumed liabilities	(1,854)
Trade name	259
Customer relations	1,120
Core technology	1,270
Non-compete agreements	119
Goodwill	549

Total	$4,640

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

     Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

6 of 38

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

     SCM adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, we identified two reporting units which constitute components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting unit’s carrying amount and no impairment was indicated.

     Intangible assets and goodwill consist of the following (in thousands):

		September 30, 2002			December 31, 2001

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Core Technology	60 months	$6,671	$(3,653)	$3,018	$5,290	$(2,769)	$2,521
Customer Relations	60 months	2,357	(885)	1,472	1,139	(673)	466
Trade name	Indefinite	4,183	(1,703)	2,480	3,903	(1,703)	2,200
Non-compete	24 months	848	(743)	105	719	(675)	44

Total intangible assets		14,059	(6,984)	7,075	11,051	(5,820)	5,231
Goodwill		29,373	(16,685)	12,688	28,785	(16,685)	12,100

Total		$43,432	$(23,669)	$19,763	$39,836	$(22,505)	$17,331

     In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization. Assembled workforce was recorded as goodwill as of January 1, 2002.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

		Digital Media
	Security	and Video	Total

Balance as of January 1, 2002	$5,430	$6,670	$12,100
Goodwill acquired during the period	588	—	588

Balance as of September 30, 2002	$6,018	$6,670	$12,688

     Amortization of goodwill and intangibles in the first nine months of fiscal 2002 was $1.2 million compared with $11.2 million for the same period of 2001.

7 of 38

     Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 3 months)	$458
2003	1,468
2004	1,073
2005	843
2006	527
2007	226

Total	$4,595

     Had the provisions of SFAS No. 142 been applied for the three months ended and nine months ended September 30, 2002 and 2001, SCM’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss, as reported	$(19,751)	$(2,047)	$(19,352)	$(25,618)
Add back amortization:
Assembled workforce	—	133	—	392
Trade name	—	317	—	937
Goodwill	—	2,687	—	7,795
Related income tax effect	—	(188)	—	(279)

Adjusted net income (loss)	$(19,751)	$902	$(19,352)	$(16,773)

Net income (loss) per share:
Basic net loss per share, as reported	$(1.26)	$(0.13)	$(1.24)	$(1.67)
Add back above amortization and related income tax effect	—	0.19	—	0.57

Adjusted basic net income (loss) per share	$(1.26)	$0.06	$(1.24)	$(1.10)

Diluted net loss per share, as reported	$(1.26)	$(0.13)	$(1.24)	$(1.67)
Add back above amortization and related income tax effect	—	0.19	—	0.57

Adjusted diluted net income (loss) per share	$(1.26)	$0.06	$(1.24)	$(1.10)

6.	SEPARATION COSTS, RESTRUCTURING, AND INFREQUENT CHARGES

     During 2001, SCM incurred restructuring charges of approximately $5.2 million primarily relating to legal settlement, lease commitment and other costs and expenses resulting from the consolidation of operations in various facilities. In the first three quarters of 2002, SCM incurred net separation, restructuring and infrequent charges of approximately $0.8 million, $1.4 million, and $1.8 million, respectively, primarily due to costs incurred in preparation of the anticipated separation of our Digital Media and Video division and employee severance costs.

8 of 38

     The following summarizes the expenses related to these activities during 2001 and the first nine months of 2002 (in thousands):

	Legal	Lease	Asset	Severance and
	Settlements	Commitments	Write Downs	Other Costs	Total

Provision for 2001	$1,830	$1,675	$336	$1,423	$5,264
Changes in estimates	—	(15)	(53)	(2)	(70)

	1,830	1,660	283	1,421	5,194
Payments or write offs in 2001	(1,252)	(145)	(240)	(841)	(2,478)

Balance as of December 31, 2001	578	1,515	43	580	2,716
Provision for Q1 2002	—	—	20	769	789
Payments or write offs in Q1 2002	(355)	(171)	(21)	(1,251)	(1,798)

Balances as of March 31, 2002	223	1,344	42	98	1,707
Provision for Q2 2002	63	—	23	1,526	1,612
Change in estimate	(150)	—	—	—	(150)
Payments or write offs in Q2 2002	(63)	(134)	(23)	(1,504)	(1,724)

Balances as of June 30, 2002	73	1,210	42	120	1,445
Provision for Q3 2002	723	611	33	698	2,065
Change in estimate	(25)	(195)	(5)	(46)	(271)
Payments or write offs in Q3 2002	(628)	(203)	(38)	(375)	(1,244)

Balances as of September 30, 2002	$143	$1,423	$32	$397	$1,995

     The severance and other costs for the year ended December 31, 2001 primarily related to the reduction in force of approximately 81 employees. Approximately 20 of these employees were from Operations, 40 were from Sales and Marketing, 13 were from Research and Development and eight were from General and Administrative functions. Approximately 44 were in the U.S., 19 were in Asia and 18 were in Europe.

     The severance and other costs for the quarter ended March 31, 2002 primarily related to legal and consulting costs of $0.4 million for the anticipated separation of our Digital Media and Video division, $0.3 million for severance and related costs and $0.1 million for an asset impairment. The severance and other costs for the quarter ended June 30, 2002 primarily related to legal and consulting costs of $1.4 million for the anticipated separation of our Digital Media and Video division and $0.1 million for severance and related costs. The severance and other costs for the quarter ended September 30, 2002 primarily related to legal and consulting costs of approximately $0.6 million, and $0.1 million of severance and related costs. The severance costs for the first three quarters of 2002 related to the termination of 34 employees, of which 19 were in the United States, ten were in Europe and five were in Asia. Approximately 21 employees were from Sales and Marketing, seven were from Operations, three were from Research and Development and three were from General and Administrative functions.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. SCM will adopt the provisions of SFAS

9 of 38

No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. SCM early adopted SFAS No. 144 in the fourth quarter of 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill and certain other intangibles that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles in fiscal 2002 for acquisitions is expected to be approximately $1.6 million. Intangible assets of approximately $0.9 million were reclassed to goodwill and amortization ceased effective January 1, 2002.

8.	DEFERRED TAX ASSET

     Prior to September 30, 2002, SCM’s deferred tax assets were comprised of net operating loss carryforwards, and deferred expenses of $23.2 million offset by a valuation allowance of $9.4 million. During the third quarter of 2002, the Company determined that it is unable to conclude that all of the deferred tax assets are more likely than not to be realized from the results of operations. Accordingly, a valuation allowance was provided for the net deferred tax assets of $13.8 million, resulting in a full valuation allowance against the net deferred tax asset. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

9.	SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

     Prior to January 1, 2002, management had aligned our organization along three business segments: Digital TV and Video, Digital Media and PC Security. Beginning in 2002 and going forward, we have structured our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products. The executive staff reviewed financial information and business performance along these two product segments in the first three quarters of 2002. We evaluate the performance of our business segments at the revenue and gross margin level. We do not include intercompany transfers between segments for management purposes. Segment information for the first three quarters of 2001 has been restated to reflect the new business segments.

10 of 38

     Summary information by segment for the three and nine months ended September 30, 2002 and 2001, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Digital Media and Video:
Revenue	$26,609	$22,377	$70,760	$71,392
Gross margin	6,481	6,600	18,081	16,212
Security:
Revenue	$14,278	$24,094	$58,525	$66,786
Gross margin	5,528	8,494	23,503	18,307

Total:
Revenue	$40,887	$46,471	$129,285	$138,178
Gross margin	12,009	15,094	41,584	34,519

     Geographic revenue breakdowns are based on the country where the customers are located. Information regarding revenue by geographic region for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	$24,925	$20,626	$67,228	$57,622
Europe	10,756	15,853	45,258	51,688
Asia—Pacific	5,206	9,992	16,799	28,868

	$40,887	$46,471	$129,285	$138,178

     One customer represented 12% of SCM’s total revenue for the third quarter of 2002 and. No customers exceeded 10% of total net revenue for the nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001.

10.	RELATED PARTY TRANSACTIONS

     During 2002, SCM has recognized revenue of approximately $1.6 million from sales to ActivCard S.A., a supplier of electronic identity and smart-card solutions. Although SCM is not a sole supplier of specific products to ActivCard, the companies do share the services of Steven Humphreys. Mr. Humphreys is both the CEO of ActivCard and the Chairman of SCM’s Board of Directors. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.

     During 2002, SCM has also recognized revenue of approximately $1.2 million from sales to Telenor Conax AS, a company engaged in the development and provision of smart-card based systems. Oystein Larsen serves as both CEO of Telenor Conax and director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

11.	SUBSEQUENT EVENTS

Repurchase Plan

     On October 24, 2002, the Company announced its Board of Directors’ approval of a stock repurchase program in which up to $5 million may be used to purchase shares of its common stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and

11 of 38

other factors. As of November 14, 2002, the Company had not made any repurchases under this program.

Stockholder Rights Plan

     On November 8, 2002, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan. Under the plan, SCM will issue a dividend of one right to purchase one one-thousandth of a share of SCM Series A participating preferred stock at an exercise price of $30.00, subject to adjustment, for each outstanding share of common stock. The dividend is payable on November 25, 2002, the record date, to stockholders of record as of the close of business on that date. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In addition, under certain circumstances, the Company may exchange or redeem the rights. The rights expire on the earlier of November 25, 2012 or the date of the exchange or redemption of the rights.

12 of 38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Factors That May Affect Future Operating Results.” These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Overview

     SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We were organized in Delaware in 1996. We sell our products primarily into two broad markets: Security and Digital Media. Our target customers vary by market. For the Security market, our target customers are primarily manufacturers in the consumer electronics, computer and conditional access system industries. For the Digital Media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide. Operationally, through 2001 we organized our business around three divisions: Digital TV and Video, PC Security and Digital Media. Going forward and beginning in fiscal 2002, we have structured our operations around two businesses: Security and Digital Media and Video. On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. On October 25, 2002, we further announced that difficult market conditions have led us to conclude that the full value of the Digital Media and Video business is not realizable at the current time. Although we continue to evaluate the external environment for its suitability for a spin-off or sale of the division, we do not expect this to occur in the immediate future. We intend to continue to build value in this division as a part of SCM.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, allowance for doubtful accounts, inventories, asset impairment, realization of deferred tax assets, accrued warranty reserves, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of

13 of 38

assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	SCM recognizes revenue upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Product sold to distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, SCM may make additional allowances as necessary.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. SCM records an investment impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002, SCM adopted SFAS No. 142, “Goodwill and Other Intangibles Assets,” which requires us to analyze our goodwill and intangible assets for impairment on a periodic basis.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to reverse current valuation allowances against our deferred tax assets resulting in tax benefits in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly. In the third quarter of fiscal 2002, we reevaluated the realizability of the deferred tax assets and recorded a valuation allowance of $13.8 million.

•	SCM accrues the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs including, material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

14 of 38

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. SCM will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on our historical results of operations, financial position or liquidity.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to be Disposed Of,” addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. SCM early adopted SFAS No. 144 in the fourth quarter of 2001.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, SCM has adopted SFAS No. 142 and, as a consequence stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for fiscal 2002 for acquisitions is expected to be approximately $1.6 million. Intangible assets of approximately $0.9 million were reclassed to goodwill and amortization ceased effective January 1, 2002.

Acquisitions

     Dazzle Multimedia, Inc.

     SCM acquired a majority of the shares of Dazzle Multimedia, Inc. (Dazzle) between June 1999 and December 2000. In the first quarter of 2001, SCM acquired an additional 2.8% of the outstanding share capital of Dazzle, a consolidated subsidiary, for approximately $2.4 million. The $2.4 million increased intangible assets by $2.3 million, and $0.1 million was expensed in the first quarter of 2001 for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

     Towitoko AG

     On May 22, 2002, SCM paid $4.5 million in cash to the shareholders of Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in the German-speaking market. In addition, SCM could pay an additional $0.5 million in cash if certain financial performance criteria are met by the end of fiscal 2002. Towitoko AG is a private company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in our results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

     Intangible assets and goodwill from the acquisition approximated $3.3 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-compete

15 of 38

agreements entered into in connection with the acquisition, are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill are considered to have indefinite useful lives. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

     At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete. Instead, Towitoko was focused on maintaining its current products that were separated into three product groupings based on their similarities and the markets they targeted. Those groupings were Project Solutions, which consisted of several hardware products that utilized significantly the same software aimed at large customers and original equipment manufacturers; Retail Solutions using several hardware products with software aimed at the retail market; and Business Solutions, which included several related software solutions. The Retail Solutions and Business Solutions products will continue to be sold into Towitoko’s and now SCM’s distribution channels. The hardware in the Project Solutions grouping will be phased out over the next year and will be replaced with SCM’s existing hardware utilizing Towitoko’s software.

Results of Operations

     Net Revenue. Revenue from product sales is recognized upon product shipment, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Net revenue for the quarter ended September 30, 2002 was $40.9 million, down 12% compared to $46.5 million for the same quarter of 2001. The decrease in revenue in the third quarter of 2002 compared with the same quarter in 2001 was due primarily to lower revenue from our Security division of $9.8 million, partially offset by an increase in revenue from our Digital Media and Video division of $4.2 million. Revenue within our Security division was lower in the third quarter of 2002 versus the same quarter of the previous year due to the creation of a revenue reserve of approximately $4 million taken during the quarter as a result of modifications to the payment terms for a digital television customer. This was only partially offset by an increase in shipments of our smart card readers to the U.S. government. The increase in Digital Media and Video revenue was due to increased consumer demand for our digital media reader/writers and our digital video hardware and software products in the third quarter. For the first nine months of 2002, net revenue was $129.3 million, compared to $138.2 million for the same period of 2001, a decrease of 6%. The decrease in revenue in the first nine months of 2002 compared with the same period in 2001 was due primarily to lower revenue from our conditional access modules of $8.3 million, particularly in the third quarter as detailed above. Sales to SCM’s top 10 customers accounted for 49% and 40% of total net revenue in the first nine months of 2002 and 2001, respectively.

     Gross Profit. Gross profit for the third quarter of 2002 was $12.0 million, or 29% of total net revenue, compared to $15.1 million, or 32%, for the third quarter of 2001. The decrease in gross profit as a percentage of revenue for the third quarter of 2002 as compared to the same period in 2001 was primarily due to an increase in the overall revenue contribution of lower margin Digital Media and Video product revenue compared to Security product revenue.

     Digital Media and Video products were 65% of total revenue in the third quarter of 2002 compared to 48% for the same quarter in 2001. Digital Media and Video product margins were 24% for the third quarter of 2002 compared to 29% for the same quarter in 2001 due primarily to a higher proportion of low margin media product sales compared to the same period in 2001. For the first nine months of 2002, gross profit was $41.6 million, or 32% of revenue, compared to gross profit of $34.5 million, or 25% of revenue for the first nine months of 2001. Lower gross profit levels for the first nine months of 2001 resulted from a $10.0 million increase in inventory reserves taken in the first quarter of 2001 for our St@rKey PC satellite receiver as well as for our digital media reader products and related components. Our St@rKey product was designed to receive MPEG 1 video over satellite, but changing market requirements prompted us to attempt to rework the product to receive MPEG 2 video. During the first quarter of 2001, we determined that St@rKey was not technically feasible to manage MPEG 2 in its current form, and therefore took a related inventory charge. We also increased inventory reserves in the first quarter of 2001 for our digital media readers, many of which are custom built for individual customers, after experiencing cancellations of some orders and reducing our expectations for future sales of these products due to generally weaker economic conditions. Excluding the inventory reserve increase, gross profit as a percentage of revenue for the first nine months of 2001 would have been 32%, which is comparable to the gross profit percentage for the first nine months of 2002.

16 of 38

     Our gross profit has been and will continue to be affected by a variety of factors, including additional future inventory charges, competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, product returns, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. In those instances where we develop software, to date, the period between achieving technological feasibility and completion of the software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the third quarter of 2002, research and development expenses were $3.5 million, or 8% of revenue, an increase of 13% compared with $3.1 million, or 7% of revenue, in the third quarter of 2001 and an increase of $0.4 million compared with the second quarter of 2002. The sequential increase from the second to third quarter 2002 is primarily due to increased project costs for new product development within the Digital Media and Video division. For the first nine months of 2002, research and development expenses were $9.4 million, or 7% of revenue, a decrease of 7% compared with $10.0 million, or 7% of revenue, in the first nine months of 2001. The decrease in absolute amounts between the two nine-month periods reflects the results of our strategic movement of engineering activities from high-cost regions such as Silicon Valley and Munich to our lower cost locations, such as India. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and advertising and other marketing costs. Selling and marketing expenses for the third quarter of 2002 were $7.0 million, or 17% of net revenue, an increase of 2% compared with $6.9 million or 15% of net revenue, in the third quarter of 2001. For the first nine months of 2002, selling and marketing expenses were $20.5 million, or 16% of revenue, down 9% compared with $22.6 million, or 16% of revenue, in the same period of 2001. For the nine-month period, selling and marketing expenses were lower in 2002 than in 2001 because of decreases in the U.S. and Europe, primarily due to personnel related expense reductions and lower office administrative costs.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the third quarter of 2002, general and administrative expenses were $3.0 million, or 7% of revenue, a decrease of 40% compared with $4.9 million, or 11% of revenue, in the third quarter of 2001. For the first nine months of 2002, general and administrative expenses were $10.2 million, or 8% of revenue, down 35% compared with $15.7 million, or 11% of revenue for the first nine months of 2001. This decrease in absolute amounts for the three- and nine-month periods of 2002 compared with the same periods in 2001 was primarily due to overall savings from restructuring activities executed during the second half of 2001 and the first nine months of 2002, and the nine-month period comparison is also affected by a reduction in allowance for doubtful accounts of $1.6 million from 2001 to 2002. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in the third quarter of 2002 was $0.5 million compared with $3.8 million for the same period of 2001. For the first nine months of 2002, amortization of goodwill and intangibles was $1.2 million compared with $11.2 million for the first nine months of 2001. Amortization of goodwill and intangibles was lower in the first nine months of 2002 because the previous year period included amortization of goodwill and intangibles that have since been written down. As the Company implemented SFAS No. 142 as of January 1, 2002, goodwill is no longer amortized. During the second quarter of 2002, gross goodwill and intangibles increased by $3.3 million due to the acquisition of Towitoko. Including Towitoko, amortization of intangibles for all of fiscal 2002 is expected to be approximately $1.6 million.

     In-Process Research and Development. In-process research and development costs of $0.1 million in the first quarter of 2001 were written off for development efforts that had not yet reached technological feasibility at the time of our residual 2.8% acquisition of Dazzle’s share capital during the quarter. These development efforts had no alternative future uses as of this acquisition date.

     Separation Costs, Restructuring and Infrequent Charges. During the third quarter of 2002, SCM incurred separation costs, restructuring and infrequent charges of $1.8 million, primarily related to the planned separation of our Digital Media and Video division. These expenses included legal and consulting costs of $1.2 million, lease

17 of 38

commitments of $0.4 million, and severance and related costs of $0.1 million. For the first nine months of 2002, separation costs, restructuring and infrequent charges were $4.0 million. These expenses included legal and consulting costs of $2.1 million, investment banking fees of $0.8 million, lease commitments of $0.4 million, severance and related costs of $0.5 million and an asset impairment of $0.1 million. For the first nine months of 2001, SCM incurred restructuring and infrequent charges of $3.6 million primarily related to legal settlement costs and expenses related to the consolidation of operations at various facilities

     Loss from Investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During the third quarter of 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding by SmartDisk, we determined that our investments in SmartDisk and ActivCard had been impaired. Accordingly, we wrote down our investments in SmartDisk and ActivCard to their fair market value as of September 30, 2002. The result was a charge to the income statement of $1.8 million. During the first quarter of 2001, we determined that our investments in SmartDisk and Spyrus had been impaired and we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the income statement of $5.7 million.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net, consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. For the third quarter of 2002, interest income and other, net, was a net expense of $0.2 million, consisting of net interest income of $0.3 million and a foreign exchange loss of $0.5 million. For the third quarter of 2001, we recorded a net gain of $1.0 million, resulting from net interest income of $0.5 million and a foreign exchange gain of $0.5 million. For the first nine months of 2002, interest income and other, net, was a net expense of $0.4 resulting from net interest income of $0.9 million and a foreign exchange loss of $1.3 million. For the first nine months of 2001, interest income and other, net, was a net gain of $2.0 million, consisting of net interest income of $1.8 million and a foreign exchange gain of $0.2 million. The period over period decrease in interest and other, net in the third quarter of 2002 was primarily the result of lower market interest rates and unfavorable exchange rate movements. Net foreign currency loss for the third quarter of 2002 was $0.5 million compared to a gain of $0.5 million for the third quarter of 2001. The foreign exchange loss in the third quarter of 2002 was primarily due to unfavorable rate changes for the Euro ($0.6 million) and the British pound ($0.1 million) offset by favorable rate change for the Singapore dollar ($0.2 million) compared to the United States dollar. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenue substantially offsets the local currency denominated operating expenses. Our foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

     Benefit (Provision) for Income Taxes. The provision for income taxes for the third quarter of 2002 was $14.0 million compared to a benefit for income taxes of $0.5 million for the same period of 2001. This resulted from an increase in the valuation allowance for deferred tax assets of $13.8 million taken during the quarter in accordance with SFAS 109. For the first nine months of 2002, we recorded a provision for income taxes of $13.5 million, due to the valuation allowance increase noted above. This compares with a benefit for income taxes of $6.6 million in the first nine months of 2001.

     Minority Interest. The minority interest in earnings reflects the proportional profits or losses that are attributable to the minority shareholder in an SCM subsidiary.

Liquidity and Capital Resources

     As of September 30, 2002, our working capital was $97.1 million, compared to working capital of $101.4 million as of December 31, 2001.

     Cash, cash equivalents and short term investments for the nine months ended September 30, 2002 decreased by $1.4 million. Cash and cash equivalents for the nine months ended September 30, 2002 decreased by $5.7 million

18 of 38

primarily due to uses of cash for investing activities of $9.3 million being partially offset by cash provided from operations of $1.6 million and proceeds from the issuance of equity of $1.0 million. Cash provided by operations of $1.6 million was primarily due to a $19.4 million net loss, the adding back of the impairment of the deferred tax asset of $13.8 million, the loss on investments of $1.8 million, depreciation and amortization of $3.1 million and the amortization of deferred stock compensation of $0.3 million, a decrease in accounts receivable of $14.4 million and increases in accrued expenses of $1.6 million. These were offset by increases in inventories of $11.1 million, other assets of $1.2 million, and a decrease in accounts payable of $1.8 million. Cash used in investing activities was primarily for the net purchase of short-term investments of $4.3 million, the purchase of Towitoko net of cash received of $4.2 million and capital expenditures of $0.8 million.

     On October 24, 2002, we announced a stock repurchase program under which we intend to repurchase up to $5.0 million of our common stock in the open market over the next two years, subject to market conditions, share price and other factors. As of November 14, 2002, we had not made any purchases under this program.

     We have a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.7 million as of September 30, 2002). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of September 30, 2002), which bears interest at 4.76% and has no expiration date. In addition, we have three separate overdraft facilities for our Singapore manufacturing facility of 4.0 million, 4.0 million and 5.9 million Singapore Dollars with base interest rates of 4.8%, 6.5% and 7.0%, respectively. All of the facilities are unsecured and due upon demand. Our various available facilities totaled approximately $7.8 million as of September 30, 2002. There were no amounts outstanding under any of these credit facilities as of September 30, 2002 and December 31, 2001.

     We believe that our current capital resources and available borrowings will be sufficient to meet our operating and capital requirements through at least the next twelve months. We may, however, seek additional debt or equity financing prior to that time. We cannot assure you that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

19 of 38

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations, cash flows or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have incurred operating losses and may not achieve profitability.

     We have a history of losses with an accumulated deficit of $93.8 million as of September 30, 2002. Although we were profitable for the first and second quarters of 2002 and for the second and third quarters of 2001 (before one-time items and the amortization and impairment of goodwill and intangibles), we were not profitable in the third quarter of 2002. We may continue to incur losses in the future and may be unable to maintain profitability.

Our quarterly operating results will likely fluctuate.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenue, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

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

     Due to these and other factors, our revenue may not increase or remain at current levels. Because a high percentage of our operating expenses are fixed, a small variation in our revenue can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.

20 of 38

A number of factors make it difficult to estimate operating results prior to the end of a quarter.

     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers, including distributors of our consumer products, have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenue difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenue is not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand and constrain growth in demand for our products or for our customers’ products, decreasing our revenue and causing customers to decrease or cancel orders to us or to delay payment.

     Over the past several quarters, economic conditions in the United States and abroad have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. In our Security business, decreased demand, particularly in the European digital television industry, has contributed to declining and lower than expected revenue. If these trends continue, revenue and results of operations in our Security business will be adversely affected. Also, in our Digital Media and Video business, throughout 2001 and during 2002, we have experienced decreased demand as well as decreased growth in demand for our retail digital media and video products sold through the retail and OEM channels. Actual reductions or a constrained rate of growth in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or cancelled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse affect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

     On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During the first nine months of 2002, we restructured our internal organization in order to independently manage our Security business and our Digital Media and Video business. We have continued to evaluate various options to separate the Digital Media and Video business, including trade sale or spin-off, in order to determine which will maximize value for our stockholders. Recent extreme volatility in the capital markets has made it difficult to predict the timing and success of either of these options. As a result of these factors, on October 25, 2002, we announced that, although we continue to believe that separation is the best long-term strategy, we do not expect a spin-off or sale to occur in the immediate future. If the capital markets do not stabilize, we may not be able to successfully create a public market for the Digital Media and Video business, and potential acquirers may not be able to secure funding to purchase the business.

     If we were unable to properly implement the separation, our revenue, results of operations and our stock price could be adversely affected. This implementation requires management to make and effect several administrative and employment-related decisions efficiently. If we do not implement these decisions efficiently, our operating results could be adversely affected. Furthermore, there is no assurance that, if we do implement the separation efficiently, we will realize the benefits we contemplate from the separation. If we do not realize these benefits, our operations could be adversely affected and our stock price could decline. Risks related to our separation strategy include:

21 of 38

•	the separation process and results thereof will occupy a significant portion of senior management time and effort and may distract management and employees from the operation of our businesses;

•	the separation could be delayed or cancelled;

•	our separation strategy could be perceived negatively by our customers or cause them to choose our competitors’ products instead of ours;

•	implementation of the separation strategy could make it more difficult for us to attract and retain employees and may otherwise adversely affect employee morale; and

•	adverse market perception of the separation may cause our stock price to decline.

Our listing on the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

     Our common stock currently experiences a significant volume of trading on the Neuer Markt of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. The European economy and market conditions in general, or downturns on the Neuer Markt specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price. In addition, in September 2002, the Deutsche Börse AG announced that it intended to close trading on the Neuer Markt by the end of 2003 and relist certain stocks on alternative indices which they plan to create. Because our stock is currently traded on the Neuer Markt, this decision could adversely affect our stock price. We believe that the Deutsche Börse AG intends to allow SCM to trade its shares on the new Prime Standard of the Frankfurt Stock Exchange. However, there is no assurance that this will occur. Moreover, plans for the operation of the new Prime Standard have not yet been fully communicated. Because we have a significant number of German stockholders, if the Prime Standard’s new structure is not communicated effectively or implemented efficiently, then our stock price could be adversely affected.

Our stock price has been and is likely to remain volatile.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from October 31, 2001 to October 30, 2002, the reported sale prices for our common stock on the Nasdaq market ranged between $17.23 and $3.20 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Nasdaq Stock Market or the Neuer Markt or other market of the Frankfurt Stock Exchange;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competition;

•	developments related to our decision to separate our Digital Media and Video business and focus on our Security business as a core strategy;

•	litigation developments; and

•	general market downturns.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

22 of 38

Sales of our products depend on the development of several emerging markets.

     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, revenue and gross profit margins in either or both of our Security or our Digital Media and Video businesses could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market of our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

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

     For instance, we believe that, over time, the European digital television industry will transition to removable, modular security, and that our Security business will benefit from this transition. However, as this transition occurs, we believe that large television operators in Europe are struggling because of their inefficient delivery models and that smaller operators have also been adversely affected by turmoil in the industry. We believe these factors have contributed to recent revenue declines in our Security business. If these conditions continue, the revenue and results of operations in our Security business could continue to be adversely affected.

     In our Digital Media and Video business, demand for our products will also be influenced by the following:

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data;

•	the availability of low cost hardware and software OEM solutions to allow expansion in the PC OEM market; and

•	increased consumer acceptance of DVDs, CDs and DVD players and readers that will drive demand for solutions such as ours to create and publish digital content.

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

     Furthermore, a number of our Digital Media and Video products incorporate technology developed by strategic third party technology providers. Reliance on these third parties exposes us to a number of risks:

•	our technology providers often may have limited financial resources and operating histories;

•	we may be unable to adequately control or influence the technology development and engineering process and must rely on these providers to timely deliver properly working technology meeting our specifications;

•	our customers may prefer that we develop and own all our technology;

•	we may acquire the technology only on a non-exclusive basis; and

23 of 38

•	we must rely on our third party providers to protect their technology rights and ensure that they do not infringe the rights of others.

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

     For example, our SmartReady, SmartSecure, SmartTrust and SmartRetail smart card reader product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by the U.S. government and financial institutions and to a lesser degree by corporations and other large organizations, in some cases in advance of anticipated security-oriented applications. However, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

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

     We believe that competition in our markets is likely to intensify as a result of increasing demand for the type of products we offer. We currently experience competition from a number of companies. In our Security business, our competitors include:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces.

     In our Digital Media and Video business, our competitors include:

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers; and

24 of 38

•	ADS, Adaptec, Canopus, Pinnacle Systems, Roxio and ULead for digital video capture and editing products.

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

     Our business and operating results normally reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. The seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Media and Video products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. Revenue in our Digital Media and Video business was higher during the third quarter of 2002 than was revenue during either the first quarter or the second quarter of 2002. However, revenue in our Security business declined in the third quarter of 2002. Because of the seasonal aspect of our business and other factors, there is no assurance we can sustain the quarterly revenue increases we had in our Digital Media and Video business. Because of the current unpredictability of the U.S. and world economies, there is no assurance that demand will increase or remain as strong in the fourth quarter of 2002.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

     Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and conditional access system industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 42% of our total net revenue in fiscal 2001, with one customer, Aston-France S.A.R.L., accounting for 11% of our net revenue. For the first nine months of 2002, sales to our top 10 customers accounted for approximately 49% of our total net revenue, with no customer accounting for 10% or more of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenue and/or inventory or receivables write-offs and otherwise harm our business and operating results.

We face risks related to our dependence on a retail distribution model for distribution of our Digital Media and Video products.

     Historically, we sold substantially all our products directly to OEM customers. Following our acquisitions of Dazzle Multimedia and Microtech, we now sell a significant percentage of our products through our retail channel. Direct retail distribution creates additional risks for us including:

•	increased exposure to demand cycles caused as a result of seasonal or economic trends;

25 of 38

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

     We sell a substantial portion of our Digital Media and Video products through retailers, including Best Buy, Circuit City, CompUSA, Dixons/PC World, Fry’s Electronics, Office Depot, Radio Shack, Staples, Sears, B&H Photo and MicroCenter. These retailers may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors over which we have no control and which we can not predict. We could lose market share if the retailers that carry our products do not grow as quickly as retailers that carry our competitors’ products. If retailers choose not to purchase our products or choose to purchase less than what we expect, our sales will decrease or not grow at the rate we expect.

     We also sell our digital media and video products through distributors, including Ingram Micro, Northamber and Tech Data. Our distributor agreements are generally nonexclusive and may be terminated by either party without cause. If these agreements are terminated, we may not be able to find other distributors willing to purchase our digital video products. Certain distributors have experienced financial difficulties in the past. Distributors that account for significant sales of our consumer products may experience financial difficulties in the future, which could lead to reduced sales or write-offs. Because a large percentage of our Digital Media and Video sales are to a small number of customers that are primarily retailers or distributors, this can exert pressure on our revenue generated from these customers. As a result of this pricing pressure, we have reduced and may need to continue to reduce the prices of some of our Digital Media and Video products. Any reduction in prices will negatively impact our gross margins unless we are able to reduce our costs. Also, some customers are requesting that we sell our products to them on a consignment basis. If we agree to these arrangements, our inventory levels will increase, and this will increase our costs and the risk of inventory write-offs.

We may have to take back unsold inventory from our customers.

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

26 of 38

Our key personnel are critical to our business, and such key personnel may not remain with us in the future.

     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants, which are typically subject to vesting over four years, to attract and retain qualified employees. In addition, certain of our executive officers are subject to one-year non-compete agreements. Non-compete agreements are, however, generally difficult to enforce. Retention of employees and key management may become more difficult because of the uncertainty associated with the proposed separation of our Security and Digital Media and Video businesses. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them, including those individuals that are subject to non-compete agreements.

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

The increased size and complexity of our businesses may create significant burdens on our systems.

     Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $184.9 million in 2001. Net revenue was $129.3 million for the nine months ended September 30, 2002. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. Recently, we have further reorganized into two distinct, internal, business divisions, with mostly separate management teams, to better address the demands of these different markets. This reorganization is a strategic step in our plan to eventually separate our core Security business from our Digital Media and Video business. Managing businesses in each of these markets requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 521 as of December 31, 2001. As of September 30, 2002, we had 524 employees.

     Although our revenue has not increased in fiscal 2002, our business model contemplates continued revenue growth in certain markets. If this growth occurs and we do not manage it effectively, our stock price and financial condition could be materially and adversely affected. Our growth and our growth plans have placed and are likely to continue to place a significant burden on our operating and financial systems and increase responsibility for senior management and other personnel. Our existing management or any new members of management may not be able to improve our existing systems and controls or implement new systems and controls in response to our anticipated growth. In addition, our intention to reduce or re-deploy personnel to reduce expenses from time to time may limit our capacity to grow.

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

27 of 38

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

     Acquisition Charges

We may incur acquisition-related charges in connection with any acquisition.

     Integration Risks

Integration of an acquired company or technology is frequently a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and train key management, sales and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and sales and marketing perspective;

•	integrate and support pre-existing supplier, distribution and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

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

     Unanticipated Assumption of Liabilities

If we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of the acquisition.

We conduct a significant portion of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our business sales.

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 58%, 48% and 52% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively, was derived from customers located outside the United States. Approximately 48% of our revenue for the nine months ended September 30, 2002 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenue. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

•	changes in foreign currency exchange rates;

28 of 38

•	changes in a specific country’s or region’s political or economic conditions and stability, particularly in emerging markets;

•	unexpected changes in foreign laws and regularity requirements;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

We could lose money and our stock price could decrease as a result of write downs of our strategic investments.

     We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments, including ActivCard, SmartDisk, Spyrus, and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.

     Highly complex products such as our Digital Media and Video hardware and software products may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement costs and even litigation costs. These potential problems might also result in claims against us by our customers or others.

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

     Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, we have shifted volume production of many of our Security Division product components to our wholly owned subsidiary in Singapore, SCM Microsystems (Asia) Pte. Ltd. More recently we have transferred our Digital Media and Video product production from Singapore to independent contract manufacturers in Asia in preparation for the proposed separation of these two businesses. Foreign manufacturing poses a number of risks, including:

29 of 38

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

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICs for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept, DVD Cre8 and Cineform. Our reliance on only one supplier could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

     Our SmartOS and SmartReady trademarks are registered in the United States, and we continuously evaluate the registration of additional trademarks, as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

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

30 of 38

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

     We expect the likelihood of infringement claims to increase as the number of products and competitors in our markets grows and as we increasingly incorporate third party technology into our products. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products. Furthermore, as a result of these claims, we could be required to license intellectually property from a third party. These licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. In addition, if we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all.

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

     We believe that brand recognition will be important to our success, particularly the recognizability of our Dazzle brand. We plan to continue to market this brand to increase awareness. If we fail to promote our brand successfully, we may not be able to generate demand for our products and our revenue might not grow. If our marketing expenses are disproportionately large in relation to our revenue, our results of operations could be adversely affected. The ability of competitors to increase the recognition and acceptance of their brands may affect the relative value of our brand. Also, if our products perform poorly or have other problems, the value of our brand will decrease.

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

31 of 38

Provisions in our agreements, charter documents, Delaware law and our rights plan may delay or prevent acquisition of us, which could decrease the value of your shares.

     Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

     SCM has adopted a stockholder rights plan. The rights are not intended to prevent a takeover of SCM. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of SCM deemed undesirable by the SCM Board of Directors. The rights would cause substantial dilution to a person or group that attempts to acquire SCM on terms or in a manner not approved by the SCM Board of Directors, except pursuant to an offer conditioned upon redemption of the rights

     Although we believe the above provisions and the adoption of a rights plan provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders. Also, because these provisions may discourage a change of control, they could decrease the value of our common stock.

32 of 38

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Currencies

     SCM Microsystems transacts business in various foreign currencies, primarily in certain European countries, the United Kingdom, Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen-denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenue substantially offsets the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

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

Item 4. Controls and Procedures

     During the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our Chief Executive Officer and Chief Financial Officer believe, based on the evaluation, that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to SCM is made known to them by others within SCM during the period in which this Report on Form 10-Q was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

33 of 38

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Massachusetts Institute of Technology, or MIT, and Electronics for Imaging Inc., or EFI, have sued us for infringing a patent relating to a color reproduction system that is allegedly embedded in our bundled products. This patent expired on May 4, 2002. We believe that, in total, MIT and EFI have sued 214 companies under this patent. We are defending and do not believe our products infringe this patent or that this claim is valid.

Item 2. Changes in Securities and Use of Proceeds

     On November 8, 2002, our Board of Directors approved a stockholders rights plan. Under the plan, we declared a dividend of one preferred share purchase right for each share of SCM common stock held by our stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of SCM or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of SCM.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company, held on July 10, 2002, the following matters were acted upon by the stockholders of the Company:

1.	The election of Steven Humphreys, Oystein Larsen and Ng Poh Chuan as directors of the Company, each to hold office for a three-year term or until a successor is elected and qualified.

2.	To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

     The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,607,454 and 6,061,641 shares were represented in person or by proxy, constituting a quorum, which is defined as at least one-third of shares outstanding. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors

	Votes For	Votes Withheld

a) Steven Humphreys	6,006,430	0
b) Oystein Larsen	6,061,641	0
c) Ng Poh Chuan	6,060,641	0

				Broker
	Votes For	Votes Withheld	Abstentions	Non-Votes

2. Ratification of Independent Accountants	5,900,414	68,790	115,707	0

34 of 38

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of SCM Microsystems, Inc.

3.3 (*)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1 (*)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference from SCM’s Current Report on Form 8-K filed on November 14, 2002

(b) Reports on 8-K

     A current report on the Form 8-K was filed pursuant to the Securities and Exchange Act of 1934, as amended, on November 14, 2002, to announce the adoption of a stockholder rights plan and file a certificate of designation for the Series A Participating Preferred Stock and the stockholder rights plan.

35 of 38

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC.

Date:  November 14, 2002

/s/ ANDREW WARNER Andrew Warner Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

36 of 38

SCM Microsystems, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Schneider, Chief Executive Officer of SCM Microsystems, Inc., certify that as of the date hereof:

1.	I have reviewed this quarterly report on Form 10-Q of SCM Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ROBERT SCHNEIDER

Robert Schneider
Chief Executive Officer

37 of 38

SCM Microsystems, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew Warner, Vice President, Finance and Chief Financial Officer of SCM Microsystems, Inc., certify that as of the date hereof:

1.	I have reviewed this quarterly report on Form 10-Q of SCM Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ANDREW WARNER

Andrew Warner
Vice President, Finance and Chief Financial Officer

38 of 38

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of SCM Microsystems, Inc.

3.3 (*)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1 (*)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference from SCM’s Current Report on Form 8-K filed on November 14, 2002