Form 10-K
period 2002-12-31
SCM MICROSYSTEMS INC
filed 2003-03-27
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-22689

SCM Microsystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47211 Bayside Parkway, Fremont, California (Address of Principal Executive Offices)	94538 (Zip Code)

Registrant’s telephone number, including area code: (510) 360-2300

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value, and associated Preferred Share Purchase Rights
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑          No ☐

      Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $197,232,412. For purposes of this disclosure, shares of Common Stock held by beneficial owners of more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At March 21, 2003, the registrant had outstanding 15,495,323 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The Company’s Proxy Statement and Notice of Annual Meeting is incorporated herein by reference.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2002

      SCM, CIMax, Dazzle, Dazzle Digital Video Creator, EuroCAM, SmartOS, St@rKey, SwapSmart and WorldCAM are registered trademarks and Dazzle Webcast Theater, DVD Complete, Flashbay, Hollywood DV-Bridge, MovieStar, Opening the Digital World, POD Tool, and SCMOS are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

      This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1.     Business

      SCM Microsystems designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into two broad markets: security and digital media.

      In the security market, we provide reader technology for access control systems deployed on the digital television and PC platforms:

•	our conditional access modules and interface technology are used by digital television operators to secure access to encrypted digital television broadcasts for paying subscribers; and

•	our smart card readers and interface technology are used to control access to PCs, computer networks and the Internet to facilitate computer and network security and secure online transactions.

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

      Our target customers vary by market. For the security market, our target customers are primarily digital television operators, manufacturers in the consumer electronics, computer and conditional access system industries as well as systems integrators who sell to the enterprise and government sectors. For the digital media market, our target customers are end user consumers as well as manufacturers in the computer and consumer electronics industries. We sell and license our products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers, or OEMs. We also sell through distributors, value added resellers and systems integrators worldwide.

      Operationally, we have organized our business around two divisions:

•	Security, which comprises our digital TV and PC security products, markets and activities and focuses on the global market for securing encrypted digital TV broadcasts and for enabling smart card-based security solutions for the PC platform; and

•	Digital Media and Video, which comprises our digital media and digital video products, markets and activities and focuses on the global market for capturing, editing and sharing digital media content, including digital video.

      On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During 2002, we evaluated various strategies to separate the Digital Media and Video business, including a spin-off or sale. On October 25, 2002, we further announced that difficult market conditions had led us to conclude that the full value of the Digital Media and Video business was not realizable at that time. We continue to evaluate market and other conditions for the advisability of pursuing, and may elect to pursue, a possible spin-off or sale of the division at an appropriate valuation.

      See Note 12 to the consolidated financial statements for financial information regarding revenue and gross margin for our reported business segments through 2002. See Management’s Discussion and Analysis for historical financial information, including revenue and gross margin, for our Security and Digital Media and Video businesses.

Market Overview — Security

      Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect integrity of data, as well as to control access to networks and the devices that connect to them. For the enterprise, there is a need to control access to corporate networks and intranets to prevent loss of proprietary data. For consumers and for online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. For digital television operators and Internet service providers, there is a need to limit access to broadcast content to paying subscribers and ensure that further storage or communication of such content is secure and complies with copyright laws. In all of these areas, standards-based connectivity devices that provide secure, controlled access are an easily deployed and effective solution.

     Digital Television

      The research firm In-Stat/MDR estimates that by 2005, 54 million households will subscribe to digital cable television worldwide, compared with 11.7 million in 2000. This example of the rapid transition from analog to digital television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium’s ability to enable delivery of a broad range of customized, private content and interactive services. Digital TV may take the form of direct satellite broadcast services, digital cable services or direct terrestrial broadcasts.

      A primary challenge for television operators is to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event specific pay-per-view privileges. Traditionally, security software that restricts access to encrypted content has been embedded in set-top boxes that are connected to a viewer’s television set. Typically, the cost to deploy and support a set-top box is in the range of several hundred dollars per subscriber. For many operators, this is cost prohibitive, and the subscriber has been required to pay for the cost of the set-top box. For certain manufacturers of set-top boxes, it can be also cost prohibitive to develop receiver products which can only be used with specific security systems, as they may not be able to achieve the high volume sales that such set-top boxes would require in order to be attractively priced. Likewise, consumers may not receive the full benefit of competition between various brands of set-top boxes if those receivers are limited in the security systems they support.

      To address the need for greater competition in the market for advanced set-top receivers, many industry leaders have endorsed the use of removable security modules that enable the same set-top box to be used with multiple security systems through a common interface on the set-top box. In such a system, the subscriber would purchase a set-top box with a common interface slot capable of receiving a security module to decrypt a particular operator’s broadcast signals. Various standards for removable security have been developed and adopted around the world. In Europe, the Digital Video Broadcasting-Common Interface, or DVB-CI standard was developed by the DVB Project, an international consortium of over 300 enterprises involved in varying aspects of digital television including France Telecom, Deutsche Telekom, Nokia, Sony and Philips. Legislation has been enacted in Poland, Spain, Switzerland and the United Kingdom mandating that set-top boxes comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the Federal Communications Commission has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition by 2005. To support this move, CableLabs, a research and development consortium of U.S. cable television multi-system operators, or MSOs, has developed specifications for removable security as part of its OpenCable initiative. Various governments in Asia have also adopted broadcasting standards which are designed for removable security, including China, which has adopted the DVB standard, and Korea, which has adopted the OpenCable standard for the digitization of cable networks.

     PC Security

      The proliferation of personal computers in both the home and office combined with widespread access to computer networks and the Internet have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-commerce and home banking. For example, Forrester Research is predicting business-to-consumer transactions to generate $108 billion by 2003, with business-to-business transactions reaching $1.3 trillion. International Data Corporation, or IDC, reports that the total value of goods and services purchased over the Web will grow from $350 billion in 2000 to $3 trillion in 2004. However, network and Internet-based transactions pose a significant threat of fraud, eavesdropping and data theft for both companies and individuals. As a result of the anonymity of the Internet, merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. We believe that successful expansion of electronic transactions, particularly outside the U.S., will require the implementation of improved security measures that accurately identify and authenticate users and reliably encrypt data transmissions over networks and the Internet. Authentication of a user’s identification is generally accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

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

      The benefits of smart cards are beginning to influence industry leaders to incorporate smart card technology into their product development. Microsoft, HP and Sun Microsystems have endorsed smart cards as key components of their respective data security architectures. Computer industry leaders such as Microsoft and Apple Computer have incorporated support for smart cards into their latest operating systems, including Windows™ 2000, Windows XP and Mac OS X, and the Linux operating system also includes support for smart cards. In addition, Sun Microsystems has released a popular Java application program interface for smart cards. In the financial industry, major credit card companies around the world have embraced smart card technology as a more secure way to secure transactions and eliminate fraud, the cost of which can be significant. For example, U.S. credit card fraud is projected to reach $2.4 billion in 2003, with online fraud accounting for just over half the total, according to Celent Communications, a technology research firm for the financial services industry. Beginning in 2003 and with the goal of completion by the end of 2005, major credit card companies are aggressively replacing magnetic stripe based cards with chip-based cards. Visa and MasterCard have been distributing smart cards to their subscribers since 2001, following American Express’s lead in the first wide scale commercial deployment of smart cards in the U.S. during 2000. According to the Smart Card Alliance, 72.7 million smart cards were shipped to the U.S. and Canada during 2002, a 34% increase over 2001 levels.

      Beginning in October 2000, the U.S. Department of Defense began deployment of smart cards to the first of four million armed force personnel under the department’s Common Access Card (CAC) personal identity program. National security requirements are expected to result in additional smart card-based programs for nine million non-active military personnel, their dependents and military contractors under the CAC program. The use of smart cards as secure ID tokens for 13 million transportation workers and other such programs are also under consideration. However, consumer demand for smart cards still lags industry support for these tokens, as applications such as discount and reward programs designed to create customer loyalty are not widely in place despite increasing smart card deployment. We believe that new applications that appeal to consumers will drive the adoption of smart card technology for e-commerce and electronic business transactions, particularly in the United States.

Our Security Products

      Our Security products allow people to conveniently access secure digital content and services, enabling a wide range of consumer, business and government applications. Our Security products include a range of solutions from silicon and software components to fully integrated hardware solutions that enable secure exchange of electronic information for applications such as e-commerce, broadband content delivery and secure content transfer by providing controlled access points to PCs and to digital television receivers. We believe that our Security solutions provide a necessary component to the market for these applications and others to enable their continued market acceptance and growth.

      We have developed our Security products using our core competencies in smart card and PC interoperability, digital television conditional access and PC Card expertise. We provide high quality, standards compliant solutions in the following product categories:

     Digital Television

      Conditional Access Modules. Our conditional access modules combine our smart card interface technology with the proprietary descrambling code of a digital television operator, providing a cost-effective and highly secure means of controlling access to digital broadcasts. Our conditional access modules utilize a smart card to determine if a viewer has access to a given operator’s service. If the viewer is authorized, the conditional access module descrambles the signal for viewing.

      Our conditional access modules comply with one or more major standards: the European DVB-CI standard and the U.S. OpenCable for removable security for digital television systems. This allows our modules to be used with any open standards television receiver, and enables the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from significantly lower deployment costs compared with an embedded security set-top box, as well as seamless security upgrades and reductions in fraud. Our conditional access modules enable content providers to deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.

      We sell our conditional access module platforms to security encryption system providers in Europe including Mindport (Irdeto), Nagra-Kudelski, Philips (Cryptoworks), NDS (Videoguard), Viaccess and Telenor (Conax). These encryption companies in turn provide their security systems, including our conditional access modules, to major European content providers such as France Telecom and Telenor; consumer electronics companies such as Nokia, Panasonic, Philips, Sony and Toshiba; and broadcasters such as BBC and Channel 4 in the UK, Premiere in Germany, Telefonica in Spain, Canal Digital and SVT in Sweden and ViaSat in Norway.

      In the emerging Asian market, SCM has been working to leverage our relationships with global conditional access providers and to establish relationships with local suppliers in order to participate in opportunities arising from the deployment of digital television technology. To date, we have formed agreements with local encryption system providers in China including Novel-Tongfang and DTVIA (ChinaCrypt) to assist in creating an open standards-based broadcasting infrastructure for the Chinese market, and in Korea we have entered into an agreement with NDS (News Corp.) to develop conditional access modules for the Korean market.

      We are actively involved in the development and adoption of removable conditional access modules to support open digital receivers worldwide. We are currently a key contributor to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. By our own estimation, we have supplied more than 90% of the open standards-based authorized security modules for European digital TV, and based on that experience, co-authored the specifications for the U.S. Point of Deployment (POD) modules, which are scheduled to be deployed throughout the U.S. cable system by 2005 and in Korea as early as 2004. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs, DVB and Free Universe Network, or FUN, a consortium of companies supporting open digital television platforms in Germany; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and end user receivers, all of which can benefit from using our conditional access modules for encryption and de-encryption.

      CIMaX®. Our CIMaX is a controller chip that enables digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI compliant conditional access modules. The CIMaX controller interfaces with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

     PC Security

      Smart Card Readers. We develop and sell smart card readers, software and application specific integrated circuits, or ASICs, used to control access to computers or networks. These smart cards readers act as a “lock” on the computer or network that can be opened only by a user with a legitimate smart card “key.” Our readers support security in enterprise or government networks and enable rapidly emerging Internet applications such as electronic loyalty programs, online cash downloading, home banking and on-line credit card transactions.

      Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software that enable our smart card readers and components to read any smart card in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), contactless, USB, PCMCIA and serial port, and also offer various combinations of interfaces integrated into one device in order to further increase the level of security.

      To ensure compatibility with multiple platforms and applications, we offer a range of smart card readers for use with both desktop and notebook computers, from simple PC Card reader devices to more complex PIN entry systems. Our readers include the Secure Card Reader, Secure PINpad Reader, Secure Trusted Reader and Secure Retail Reader lines, each of which targets specific smart card applications. Our readers are compatible with digital identification means, such as a password typed on a keyboard, as well as biometric identification means, such as a thumbprint placed on the reader. Our newest family of SCRx31 readers, which are part of the Secure Card Reader line, address both Europay, MasterCard and Visa (EMV) standards for financial transactions and PC/SC specifications for network security applications based on PKI through the use of flexible software drivers. We sell our readers to enable security programs within organizations, such as large enterprises and the U.S. government, as well as to original equipment manufacturers who incorporate our readers into their devices, such as PCs or set-top boxes. We typically customize our smart card readers with unique customer casing designs and configurations.

      SmartOS Smart Card Interface Architecture. SmartOS is SCM’s own standards-based operating system for smart card readers that utilizes our various ASICs along with a unique firmware and driver technology to make it possible to easily integrate smart cards with a wide variety of PC and stand-alone devices. This combination allows companies to integrate smart card support cost-effectively within desktop, notebook or network computers, USB or serial devices and keyboards as well as point of sale terminals and vending machines. SmartOS allows integrators to utilize only essential components to control cost and maximize design flexibility. Many hardware designs, such as a keyboard or network computer, may already incorporate a controller chip but lack an interface unit and firmware for the completion of a smart card reader solution. Instead of being forced to purchase all components, SmartOS offers just those components an integrator needs and those tools necessary for the quick implementation of smart card readers at a minimum cost.

      STC II Controller Chip; STC and STC+. SCM’s STC II controller chip is an embedded, single chip solution for smart card and biometric readers that supports multiple interfaces, multiple reader devices and all relevant security standards. In addition, the STC II chip is the industry’s first to offer on-board flash upgrades, allowing future firmware and application enhancements. With the STC II, all connectivity and security platforms are based on the same controller, offering high performance as well as cost-efficient economies of scale to OEMs and customers. The STC II chip forms the basis of SCM’s newest line of SCRx31 smart card readers and joins SCM’s portfolio of ASICs for smart card readers including the Smart Transporter, or STC, and STC+ chips.

Distribution of our Security Products

      We distribute our industry standards-compliant hardware, software and silicon Security solutions primarily to OEM customers in the consumer electronics, computer and conditional access system industries, as well as to systems integrators who serve the U.S. government market.

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

      Even as digital media technology is growing in popularity, analog technology is still very important for consumers who are reluctant to invest in or learn new technologies or who have a significant amount of existing media content in an analog format, such as VHS video. For example, more than 40% of video camcorders sold in 2003 through 2005 will be analog rather than digital, according to e-Brain market research. We believe that many consumers would like to use both analog and digital technologies. For example, consumers may wish to:

•	convert analog video, such as a VHS tape, to a digital format so it can be transferred to a PC for editing, emailing, webcasting or archiving on a CD or DVD; or

•	convert digital video into an analog format so it can be played on a VCR and viewed on a television set.

      In addition, devices which create both digital video and photo content are also growing in popularity; for example, many digital still cameras now can record short videos, and many digital video cameras can also take digital photographs. In sharing their digital content, users can also combine still and video images for a more engaging and customized result. We believe that our market opportunity lies in the increasing demand for products that, on the one hand allow users to capture both their analog and digital media content on a PC and then use the PC to edit and share this content, as well as capture and combine video, photos and music into a digital media production.

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

     Digital Still Images, Music and Data

      We believe that capturing digital still images, music or data on the PC is, in many cases, either more complex or less convenient than many consumers would like. First, while many digital appliances use removable media cards with quick loading flash memory to store content such as photographs, music and data, there are multiple, competing standards of media in use. These include CompactFlash™, IBM MicroDrive, MultiMediaCard™, Secure Digital™, SmartMedia™ and Sony Memory Stick flash media cards, with additional media formats planned for release in 2003. Because there are multiple types of flash media, there are no standard reader ports on most PCs for these media. Second, consumers who choose to directly connect their digital cameras or MP3 players to their PCs must use cables to transfer content. Often this involves plugging the cable into the back of the PC, which is inconvenient. Third, the speed of transfer of data using a cable connection is often very slow when large amounts of data, such as digital photographs, are being transferred. Higher image resolution of digital cameras and increases in flash media capacity, such as the rise from 16 MgB to 1 GB, further extend the time required to transfer content. In addition to being inconvenient for the user, who must wait several minutes for the transfer of content such as photographs or music, the long transfer time also depletes the batteries of the digital appliance, which already have a limited period of effective operation. We believe that consumers need a fast and convenient way to transfer digital content from all types of flash media onto the PC.

     Need for Easy to Use Software Video Editing Products

      Historically, professional video producers such as entertainment and news organizations have used video editing products to enhance the overall quality and impact of their video programs. These products allow professional video producers to add elements such as titles, narration, music, special effects and transitions between video segments. These products are typically priced at $500 to $1,000 and are complex to use.

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

     Need for Products that Help Users Share Their Digital Media Content

     Sharing Video

      For many consumers, a significant reason for using a digital camera or camcorder, instead of an analog version, is that these devices allow consumers to record images that can be shared with others in a digital environment. Analog content, such as VHS analog videos, can also be distributed electronically if captured on the PC and converted to a digital format. Consumers need hardware and software products that can convert their analog or digital video to the appropriate formats for distributing it in various ways. When in the appropriate format, digital media content can be shared via email, by posting it to a web site or recording it to various storage media such as VHS analog tape, CD or DVD.

      Email and web posting have been used to distribute digital media content since consumers first began to create digital photographs and video. However, we believe that consumers increasingly want to share their digital media content by recording it to CDs or DVDs. CDs offer significant benefits for the sharing of digital music, photographs and short videos because they are durable, inexpensive, provide a high quality resolution and can be played on millions of CD players. Although introduced after CDs, DVDs have quickly become popular due to their high capacity and high quality playback capabilities for video. At 4.7 GB per disk, DVDs have storage capacity equivalent to seven CDs. Most importantly DVDs allow high resolution, movie-length videos to be stored on one disk and viewed on the family television via playback on a DVD player.

      DVD players are among the most popular consumer electronics devices today. According to In-Stat/MDR, an industry research firm, sales of DVD players of all types will grow from under 40 million units in 2001 to 84 million units in 2006. We believe that the growing prevalence of DVD players will increase demand for products that allow people to share digital and analog content by capturing that content to a CD or DVD. CD recordable drives, which now come as standard accessories on most new PCs, enable people to record their own CDs in a format that is compatible with the majority of existing CD and DVD players. DVD recorders are also expected to grow in popularity, as the one million units shipped in 2002 increase to over 20 million units in 2006, according to In-Stat/.MDR. We believe that growing demand for DVD recorders will also drive demand for software that allows consumers to edit and format their videos for DVD playback.

     Sharing Digital Photos

      As with digital video, digital photographs have typically been shared with family and friends via email and web posting. While this is convenient for long distance distribution of photographs, it does not provide an ideal environment for viewing the snapshots, as it involves sharing them on a computer screen that typically accommodates only one viewer at a time. This is very different from the way that people usually look at pictures in a hard cover photo album. When pictures are emailed, the experience is even more different from looking at a photo album, as the photos are stored in individual computer files that must be opened one by one. This is inconvenient and can detract from the viewer’s enjoyment of the photographs.

      Consumers can address these concerns by using a CD recorder to capture digital photographs on a CD. CDs provide an ideal medium for storing digital photographs for playback on a DVD player or for simply archiving them. DVD players that can play CDs offer an opportunity for family and friends to view digital photographs in a shared environment as they are projected onto a television screen. To provide a viewing experience that is even more like the traditional photo album, photographs can be arranged in a digital slide show or photo album. Because of the value consumers associate with viewing their photographs, we believe that consumers need low cost and easy-to-use applications to create digital photo albums that can be recorded to CDs.

Our Digital Media and Video Products

      Our Digital Media and Video products offer a wide range of features to address a broad spectrum of consumer needs relating to the creation, editing and sharing of digital media.

     Products for Capturing Digital Flash Media

      Our digital media readers allow consumers to read or write digital content directly from and to the flash memory media card included in various digital devices such as digital cameras, camcorders, MP3 music players and PDAs. This feature provides a fast and convenient way for consumers to transfer their digital still images, music and data between the computer and various digital appliances.

      We offer a range of digital media readers, which are sold primarily under the Dazzle™ brand in the retail channel and as non-branded solutions to our digital appliance, consumer electronics and computer OEM customers. Some of our products are designed and marketed to complement specific digital appliances, such as digital still cameras and Internet music players. Also, we offer digital media combo readers that read and write digital content from multiple storage media, including PC Cards and all six major flash media formats, including CompactFlash I and II, IBM MicroDrive, MultiMediaCard, Secure Digital, SmartMedia and Sony Memory Stick. This versatility alleviates the need for a special reader for each digital appliance that uses a different flash memory card or other storage media. Our digital media readers include various commonly used platform interfaces such as USB 1.1, USB 2.0 and 1394 (Firewire), which allows consumers to use our digital media readers with both older and newer computers.

     Products for Capture, Editing and Sharing Video

      Under our Dazzle brand, we offer a number of digital video products that help consumers capture, edit and share their analog or digital videos. Dazzle products are designed to be easy to install and use while offering a rich feature set for novice to advanced users. These products help consumers create personalized, DVD-quality digital video from analog or digital sources and then share their finished product with colleagues, family and friends via email, websites, VHS tape, CD or DVD.

      Our digital video hardware products capture video on the PC by providing interface ports for external devices such as video cameras or VCRs, converting the video if necessary to a digital format and then inputting it to the PC via an interface connection such as USB 1.1 and 2.0 or the 1394 port. Our digital video software products allow consumers to edit video on the PC by trimming, adding or moving sections, adding titles, transitions and audio, and, in the case of DVD authoring software, adding chapters, menus and themes. When the video is complete, our software and hardware products perform the necessary conversion of the video into the appropriate analog or digital format for output to tape, CD or DVD or posting to email or a website so consumers can share their video with others.

      Recognizing that consumers in the market today may need solutions for both analog and digital video, we offer a range of products to accommodate various combinations of video source and desired playback technology. Our hardware product range includes the following:

      Analog Input — Digital Output. Our Digital Video Creator series of capture and editing devices allows consumers to capture video from analog inputs, such as an analog camcorder, a TV or a VCR, transfer that content to a digital format, and edit and share that content in a digital format suitable for emailing, web posting or recording to a CD or a DVD. This class of products includes our Digital Video Creator 80, Digital Video Creator 100 and Digital Video Creator 150.

      Analog or Digital Input — Analog or Digital Output. Our Hollywood DV-Bridge product allows consumers to capture video from digital devices, such as a digital DV/D8 camcorder, as well as analog devices, such as an analog camcorder, a TV or a VCR. The product converts that content to DV video in a standardized high-resolution digital video format, and allows consumers to edit the content in the DV video format, preserving video quality and expediting the editing process. Finally, the Hollywood DV-Bridge allows consumers to share the edited video either by recording the DV video back to DV tape, converting the edited content to appropriate formats for recording to CD or DVD, or posting to a Website, or converting the edited content back to an analog format, making it easy to record to a VHS tape.

      Digital Input — Digital Output. Our DV-Editor series of products provide tailored solutions for users of DV camcorders who want to use their PCs to edit video content before recording that content to a CD or DV tape, emailing the content or posting it to a website. This series includes the DV-Editor, DV Editor Deluxe, DV Editor SE and DV-Editor for Notebooks products.

      Photo and Video Convergence Products. To address the high overlap between digital camera and digital camcorder ownership, in 2002 we introduced a new line of products which integrate our video capture technology with our digital card media reader technology. Our Fusion product allows consumers to both capture TV-quality video to a PC and also read Compact Flash I and II, IBM Microdrive, MultiMediaCard, SmartMedia, Secure Digital and Sony Memory Stick digital card media formats. Our DVD Creation Station 200 product allows users to capture DVD-quality video to a PC and also read all the most popular digital card media formats. Video and photo content can then be edited on the PC and recorded to DVD or CD, and videos can also be converted back to VHS tape for viewing on a standard video cassette recorder or formatted for email or website posting.

      Professional Products. To address the specific video editing requirements of prosumers and professional video editors, in late 2002 we introduced DV now AV Plus; a PCI card bundled with Adobe Premier 6.5, a leading prosumer video editing application. This product allows prosumers to capture video in either DV or analog format and edit the video using Adobe software with output in either a digital or analog format.

      The majority of our Dazzle hardware devices include software for editing video, and in some cases, also include software for creating photo slides shows and/or for creating videos in the DVD format. Our software products are discussed below.

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

Distribution of our Digital Media and Video Products

      We sell our digital media readers and digital video capture and editing products via the retail channel and to OEMs who either bundle our readers with their own products, such as digital cameras or computers, or offer the readers in the aftermarket for their products under their own brands.

      We sell our digital media readers primarily through the retail channel, under the Dazzle brand. We distribute our Dazzle branded products through large specialized distributors such as Ingram Micro and Tech Data and various retail outlets such as Best Buy, Circuit City, CompUSA, Fry’s Electronics, Office Depot, Office Max, Radio Shack, Sam’s Club and Sears in the U.S.; Currys, Dixons and PC World in the UK; MediaMarkt and Vobis in Germany; and Fnac in France. We also sell our digital media readers to private label partners including Canon, Kodak and Memorex and through PC OEMs such as Hewlett-Packard.

Technology

      Most of the markets in which we participate are new, and their needs will evolve as they mature. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and sales volumes of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our business divisions and across markets.

      Chip-Level Integration. We have implemented a number of our core technologies into silicon chips. For our Security products, these include the STC, STC+ and STC II chips and the CIMaX DVB-CI chip. For our Digital Media and Video products, these include the EUSB-DM, DM Flux and PCDM chips for digital media reader/ writer applications. Additionally, our silicon designs for parallel port and USB connectivity are implemented within our digital media transfer products, as well as licensed to other peripheral manufacturers.

      Silicon and Firmware. For our Security products, we have developed physical interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Digital Media and Video products, we have developed physical interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash media memory cards.

      Proprietary Software. For our Security products, we have developed a flexible, proprietary software architecture that enables real-time downloading of firmware for new smart card protocol handling requirements into our STC II chip. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader’s hardware. We have filed patent applications for this software application. For our Digital Media and Video products, we have a range of value-added software applications that allow our customers to perform specialized functions such as create digital photo slide shows that can be burned to CD for viewing via a DVD player, edit digital videos and create videos in a DVD format that can be recorded to DVD disk.

      Complete Hardware Solutions. We provide complete hardware solutions for both the security and digital media markets, and we can customize these solutions in terms of physical design and product feature set to accommodate the specific requirements of each customer. For example, we have designed and manufactured smart card readers that incorporate specific features, such as a transparent case and removable USB cable, to address the needs of specific OEM customers. We also have designed and manufactured digital media reader cases in multiple sizes, colors and shapes to meet customer specifications. Our digital media readers also address the wider needs of the market for differentiation between various types of digital media cards.

Customers and Applications

      Our Security products are targeted at digital TV operators, conditional access suppliers and systems integrators as well as original equipment manufacturers of computer, telecommunication and digital TV components and systems, and our Digital Media and Video products are targeted primarily at the retail channel, as well as OEM computer and consumer electronics companies. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 44% of our total net revenue in 2002, 42% of our revenue in 2001, and 37% of our revenue in 2000. In 2002 and in 2000, no customer exceeded 10% of our net revenue. In 2001, Aston, a user of our digital television conditional access modules, accounted for 11% of net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

      We market, sell and license our products worldwide to television operators, systems integrators and OEMs and to the retail channel. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, system integrators and resellers. As of December 31, 2002, we had 99 full-

time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, comprehensive targeted marketing programs, advertising, seminars, trade shows and ongoing customer and third-party communications programs.

      At December 31, 2002, our backlog was approximately $4 million, as compared to approximately $26 million at December 31, 2001. Our backlog consists of all written purchase orders for products that have a scheduled shipment date within the next six months. Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within 30 days after the customer submits a firm purchase order. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

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

      Digital Video Broadcasting (DVB). We are members of the DVB Project, an industry-led consortium of over 300 broadcasters, manufacturers, network operators, software developers, regulatory bodies and others in over 40 countries committed to designing global standards for the delivery of digital television and data services. Within DVB we are engaged with work on commercial module development and on issues involving copy protection.

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

      PCMCIA. We are an executive member of Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Dell, Intel, O2 Micro and Texas Instruments. In 1995, we introduced to PCMCIA the DVB-CI standard which was adopted as a custom interface extension for inclusion into the PC Card standard. In 1997, we proposed the adoption of the OpenCable POD interface standard for digital set-top boxes in the US, which was subsequently approved.

      FUN. We are a member of Free Universe Network, or FUN, a media and technology alliance in Germany whose goal is to open up German broadband cable networks to ensure competition, diversity and unimpeded access for all market participants. The centerpiece of FUN is the definition of a universal platform which forms the basis for the distribution and use of all digital programs, through the integration of DVB common interface technology.

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

      Smart Card Alliance. We are a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also members of the Smart Card Alliance’s Secure Personal ID Task Force, which was formed to discuss issues relating to the implementation of privacy-sensitive identification systems. We regularly contribute to Smart Card Alliance research and education materials including white papers, for example a paper defining key policy, process and technology considerations for a secure smart card-based personal ID system.

      Multimedia Card Association (MMCA); Secure Digital Association (SDA); and Compact Flash Association (CFA). We are a member of several associations relating to the development and use of various types of flash memory storage cards, including Multimedia, Secure Digital and Compact Flash.

      SmartRight. In late 2002, SCM joined SmartRight, an industry consortium composed of leading companies from the consumer electronics, conditional access, integrated circuit and smart card industries — including Canal+ Technologies, Gemplus, Micronas, Nagravision, Pioneer, SchlumbergerSema, STMicroelectronics and Thomson. The aim of SmartRight is to develop a worldwide framework for copy protection within a digital home network. The SmartRight system will work in combination with conditional access systems or digital rights management systems, to provide end-to-end protection of digital content from the content provider to the consumer’s presentation device and can accept content from any kind of source, including free-to-air and pre-recorded content.

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

      Our research and development expenses were approximately $12.6 million, $13.2 million and $13.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, we had approximately 163 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in India and France. We fund a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized approximately $0.9 million, $0.9 million and $1.4 million in technology development revenues in 2002, 2001 and 2000, respectively.

Manufacturing and Sources of Supply

      We supplement our internal manufacturing capabilities with contract manufacturers in Asia. We have implemented a global sourcing strategy that we believe enables us to achieve greater economies of scale, better gross margins and more uniform quality standards for our products. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

      We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security in the manufacturing process. As of December 31, 2002, we had 133 full-time employees engaged in manufacturing and logistics activities. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept, DVD Cre8 and Cineform. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components or software could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

      The market for digital data security, access control and digital media capture, editing and sharing products is intensely competitive and characterized by rapidly changing technology. We believe that competition in this market is likely to intensify as a result of increasing demand for security products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro, OmniKey and STMicroelectronics in smart card readers, ASICs and universal smart card reader interfaces;

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers; and

•	ADS, Canopus, Pinnacle Systems, Roxio and ULead in digital video capture and editing products.

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

Employees

      As of December 31, 2002, we had a total of 496 full-time employees, of which 163 were engaged in engineering, research and development; 99 in sales and marketing; 133 in manufacturing and logistics; and 101 in general management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Foreign Operations

      Please see Note 12 to the financial statements included as Item 8 for financial information about geographic areas in which we have operations.

Availability of SEC Filings

      We make available free of charge through our website our annual report and Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.scmmicro.com.

Item 2.     Properties

      Our corporate headquarters are in Fremont, California where we lease approximately 38,400 square feet pursuant to a lease agreement that expires on March 31, 2003. The lease on our existing facility will not be renewed. We have entered into two new leases, each for a term of three years, to relocate our Digital Media and Video operations and our Security division and corporate headquarters to facilities, within California, comprising approximately 13,500 and 18,300 square feet. Our European headquarters are located in Ismaning, Germany, where we lease approximately 35,000 square feet pursuant to a lease agreement that began November 15, 2001 and ends November 15, 2008. We lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term is from March 2001 to February 2011. In late 2002 we outsourced our U.S. retail packaging, warehousing and logistics activities to an external supplier. Beginning in 2003, we will not be utilizing all of our Connecticut facility and will attempt to sublease unused space. We also lease our facilities in Japan, The Netherlands and Singapore. We own our research and development facilities in La Ciotat, France and in Chennai, India.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to SCM’s stockholders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Price Range of common stock; Number of Holders; Dividends

      Our common stock is quoted on the Nasdaq National Market under the symbol “SCMM” and on the Prime Standard (formerly the Neuer Markt) of the Frankfurt Stock Exchange under the symbol “SMY.” The following table lists the high and low closing prices from the first quarter of 2000.

			Prime Standard
			(formerly known
	Nasdaq		as Neuer Markt)
	National Market		(Quoted in Euros)

	High	Low	High	Low

Fiscal 2000:
First Quarter	$128.50	$49.50	€131.00	€52.50
Second Quarter	$101.38	$53.63	€104.80	€57.90
Third Quarter	$61.75	$36.56	€66.60	€42.12
Fourth Quarter	$41.63	$24.63	€49.00	€28.30

Fiscal 2001:
First Quarter	$34.13	$15.44	€35.50	€16.90
Second Quarter	$15.57	$7.54	€17.30	€9.25
Third Quarter	$10.70	$4.70	€12.25	€5.50
Fourth Quarter	$16.62	$5.40	€18.90	€5.95

Fiscal 2002:
First Quarter	$16.65	$10.40	€18.00	€11.50
Second Quarter	$13.38	$8.60	€14.10	€9.40
Third Quarter	$13.90	$3.92	€13.00	€4.02
Fourth Quarter	$9.50	$3.41	€8.80	€3.47

Fiscal 2003:
First Quarter (through March 21, 2003)	$5.23	$2.53	€4.93	€2.34

      On March 21, 2003, the closing prices of our common stock were $3.18 per share as reported by the Nasdaq National Market and €3.06 per share as reported by the Prime Standard of the Frankfurt Stock Exchange. As of March 21, 2003, we had approximately 1,844 stockholders of record and beneficial stockholders.

      We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

      The disclosure required by Item 201 (d) of Regulation S-K is included in Item 12 and incorporated by reference to the 2003 Proxy Statement.

     Changes in Securities

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

Item 6.     Selected Financial Data

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$177,697	$184,935	$157,834	$127,288	$85,009
Cost of revenue	126,154	136,322	104,863	82,624	57,148

Gross profit	51,543	48,613	52,971	44,664	27,861

Operating expenses:
Research and development	12,610	13,230	13,525	8,900	6,356
Selling and marketing	27,988	29,609	23,373	13,322	8,904
General and administrative	14,620	20,353	14,062	11,293	8,819
Amortization of goodwill and intangibles	1,624	14,854	5,465	1,265	469
Impairment of goodwill and intangibles	15,448	36,068	—	600	5,211
In-process research and development	—	115	4,867	900	3,101
Restructuring and infrequent charges	11,631	5,194	5,683	568	3,153

Total operating expenses	83,921	119,423	66,975	36,848	36,013

Income (loss) from operations	(32,378)	(70,810)	(14,004)	7,816	(8,152)
Loss from investments	(1,802)	(8,529)	—	—	—
Interest income, net	841	1,929	5,930	6,365	5,832
Foreign currency transaction gains (losses) and other income (expenses)	1,955)	2,364	2,333	(272)	192

Income (loss) before income taxes	(35,294)	(75,046)	(5,741)	13,909	(2,128)
Benefit (provision) for income taxes	(13,780)	6,699	1,032	(4,801)	(2,845)

Net income (loss)	$(49,074)	$(68,347)	$(4,709)	$9,108	$(4,973)

Basic net income (loss) per share	$(3.15)	$(4.46)	$(0.32)	$0.65	$(0.38)

Diluted net income (loss) per share	$(3.15)	$(4.46)	$(0.32)	$0.60	$(0.38)

Shares used in computations:
Basic net income (loss) per share	15,597	15,319	14,641	14,082	13,253

Diluted net income (loss) per share	15,597	15,319	14,641	15,086	13,253

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,517	$59,421	$66,926	$125,409	$129,918
Working capital	83,997	101,280	123,745	150,491	146,950
Total assets	148,617	185,588	252,395	210,984	183,320
Total stockholders’ equity	100,100	141,781	210,160	175,796	158,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During 2002 we evaluated various strategies to separate the Digital Media and Video business, including a spin-off or sale. On October 25, 2002, we further announced that difficult market conditions had led us to conclude that the full value of the Digital Media and Video business was not realizable at that time. We continue to evaluate market and other conditions for the advisability of pursuing, and may elect to pursue, a possible spin-off or sale of the division, at an appropriate valuation.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Product return from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make

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

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2002 and 2001, SCM wrote down approximately $4.0 million and $11.2 million of inventory, respectively, based on such judgments.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. SCM records an investment impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2002 and 2001, SCM realized impairment charges of approximately $1.8 million and $8.5 million, respectively, related to our investments.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, Goodwill and Other Intangibles Assets, and is required to analyze its goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2002 and 2001, we recorded $15.4 million and $36.1 million, respectively, of asset impairment based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of the Company’s net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, reducing our 2002 net income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate.

•	SCM accrues the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. In 2003, we will adopt SFAS No. 146 which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for our fiscal year beginning January 1, 2003. We have not yet determined the impact, if any, that SFAS No. 148 may have on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. SCM adopted the disclosure requirements of FIN No. 45 in 2002. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the recognition and measurement provisions to have a material effect on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, SCM will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and the adoption will not have an impact on the historical results of operations or cash flows.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long lived assets. This statement is effective for our fiscal year beginning January 1, 2002. SCM early adopted SFAS No. 144 in the fourth quarter of 2001.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, SCM adopted SFAS No. 142 and, as a consequence stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Intangible assets of approximately $0.9 million were reclassified to goodwill and amortization ceased effective January 1, 2002. In 2002, SCM recorded an impairment charge of $15.4 million relating to goodwill and indefinite-lived assets from past business combinations. Amortization of intangibles for fiscal 2002 was $1.6 million.

Acquisitions

      We have made a number of acquisitions over the last three years which are accounted for as follows:

          Dazzle Multimedia Inc.

      On June 30, 1999, we acquired a 51% interest in Dazzle Multimedia, Inc., a privately held digital video company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. Effective January 1, 2000, SCM and Dazzle entered into an additional agreement related to Dazzle options granted and new stock issuances subsequent to the date SCM acquired its majority interest. Under this agreement, in connection with each Dazzle equity issuance, each time Dazzle issued additional capital stock SCM automatically purchased shares under similar terms to retain SCM’s 51% ownership interest in Dazzle.

      In the third and fourth quarter of 2000, SCM acquired an additional 43.8% of Dazzle’s outstanding common stock for $14.6 million in cash and 533,000 of SCM common stock valued at approximately $19.8 million. SCM also assumed Dazzle’s stock option program resulting in an increase in goodwill of approximately $1.6 million. Legal costs were estimated at $0.1 million. Subsequently, SCM acquired an additional 4.5% of Dazzle’s outstanding share capital for approximately $2.2 million in cash. The $2.2 million increased intangible assets by $2.1 million and $0.1 million was expensed for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

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

      Total goodwill and intangible assets from the Dazzle and FAST PVD acquisitions approximated $46.0 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. In 2001 and in 2002, the intangible assets and goodwill were evaluated for impairment and we recorded impairment charges of $25.2 million in 2001 and $6.2 million in 2002. The remaining finite intangible assets are considered to have a life of five years and are amortized on a straight-line basis.

     Microtech International

      On June 27, 2000, SCM paid $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International, a privately held provider of digital photography solutions based in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM’s results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of $1.0 million.

      Goodwill and intangible assets from the acquisition approximated $17.7 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. In 2001 and in 2002, the intangible assets and goodwill were evaluated for impairment and we recorded impairment charges of $10.9 million in 2001 and $2.7 million in 2002. The remaining finite intangible assets are considered to have a life of five years and are amortized on a straight-line basis.

     2-Tel BV

      On September 28, 2000, SCM paid $4.1 million in cash and issued approximately 106,229 shares of our common stock, valued at $36.56 per share, to the shareholders of 2-Tel BV, a privately held smart card-based solutions company in the Netherlands, in exchange for all of the outstanding share capital of 2-Tel. The transaction has been accounted for under the purchase method of accounting. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.3 million.

      Goodwill and intangible assets from the acquisition approximated $8.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. At the time of the acquisition, the estimated aggregate fair value of 2-Tel’s research and development efforts that had not reached technological feasibility and had no alternative future uses was approximately $1.9 million. This amount was expensed in the last half of 2000. In 2001 and 2002, the intangible assets and goodwill were evaluated for impairment and in 2002 we recorded impairment charges related to the goodwill of $5.4 million. The remaining finite intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

     Towitoko AG

      On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in our results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million. At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete.

      Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-compete agreements entered into in connection with the acquisition, are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill of $1.1 million were evaluated for impairment in the fourth quarter of 2002 and were written off. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

Results of Operations

      The following table sets forth certain items from SCM’s consolidated statement of operations as a percentage of total revenue for the periods indicated:

	Years ended December 31,

	2002		2001		2000

Net revenue:
Security products	44.5%		49.0%		33.0%
Digital Media and Video	55.5		51.0		67.0

Total net revenue	100.0		100.0		100.0
Cost of revenue	71.0		73.7		66.4

Gross profit	29.0		26.3		33.6
Operating expenses:
Research and development	7.1		7.2		8.6
Selling and marketing	15.8		16.0		14.8
General and administrative	8.2		11.0		8.9
Amortization of goodwill and intangibles	0.9		8.0		3.5
Impairment of goodwill and intangibles	8.7		19.5		—
In-process research and development	—		0.1		3.1
Restructuring and infrequent charges	6.5		2.8		3.6

Total operating expenses	47.2		64.6		42.5

Loss from operations	(18.2)		(38.3)		(8.9)
Loss from investments	(1.0)		(4.6)		—
Interest income, net	0.5		1.0		3.8
Foreign currency transaction gains (losses) and other income (expenses)	(1.1)		1.3		1.5

Loss before income taxes	(19.8)		(40.6)		(3.6)
Benefit (provision) for income taxes	(7.8)		3.6		0.6

Net loss	(27.6	) %	(37.0	) %	(3.0	) %

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Net Revenue. Revenue from product sales is recognized upon product shipment provided that risk and title have transferred, when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for during the period of sale.

      Summary information by segment for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Security:
Revenues	$78,989	$90,613
Gross profit	28,593	26,127
Gross profit %	36%	29%
Digital Media and Video:
Revenues	$98,708	$94,322
Gross profit	22,950	22,486
Gross profit %	23%	24%
Total:
Revenues	$177,697	$184,935
Gross profit	$51,543	$48,613
Gross profit %	29%	26%

      Net revenue for the twelve months ended December 31, 2002 was $177.7 million compared to $184.9 million in 2001, a decrease of 4%. The decrease in revenue in 2002 compared with 2001 was due primarily to decreased shipments of our conditional access module (CAM) products for use in digital pay-TV decryption. Revenue from our Security division, which includes sales of CAMs and smart card readers, was $79.0 million in 2002 compared with sales of $90.6 million in 2001, a decrease of 13%. Demand for our CAM products decreased significantly in 2002 due to the deteriorating financial condition of large television operators in Europe, who are our potential customers and who influence the overall market for our products. Decreased sales of CAMs were partially offset by increased sales of our smart card reader products to the U.S. government. The readers were deployed as part of the Department of Defense’s Common Access Card program for personnel identification and authentication. Revenue from our Digital Media and Video division was $98.7 million in 2002 compared to $94.3 million in 2001, an increase of 5%. The increase was due to higher sales of our digital video products, offset by a decrease in sales of digital media readers during 2002. Decreased sales of our digital media readers reflect our shift away from OEM distribution to the retail channel during the year. We made this shift based on a weakening market environment for OEM sales of these products in late 2001.

      We expect revenue in our Security division to be adversely affected in the near term by continued economic issues in our digital TV customer base, as well as decreased sales of smart card readers due to the variable nature of the size and timing of U.S. government projects. We expect revenue in our Digital Media and Video division to be adversely affected in the near term by seasonally lower demand, a challenging economic outlook and increasing competition.

      Gross Profit. Gross profit for 2002 was $51.5 million, or 29% of total net revenue, compared to $48.6 million, or 26% in 2001. Gross profit figures for both periods were impacted by inventory charges taken during the respective years. In 2002, we recorded inventory charges of $4.0 million related both to Security and to Digital Media and Video products and inventory that were discontinued during the year. In 2001, we recorded inventory charges of $11.2 million primarily related to Security products that were considered excess, obsolete or impaired due to technological advancements.

      Gross profit for the Security division was $28.6 million, or 36% of total sales for the division in 2002 and $26.1 million, or 29% of sales in 2001. Both periods were impacted by inventory charges taken during the respective years, as noted above. Inventory charges relating to the Security division were $2.0 million in 2002 and $7.5 million in 2001. Gross profit for the Digital Media and Video division was $23.0 million, or 23% of total sales for the division in 2002, and $22.5 million, or 24% of sales in 2001. Inventory charges related to the Digital Media and Video division were $2.0 million in 2002 and $3.7 million in 2001. SCM’s gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For 2002, research and development expenses were $12.6 million, compared with $13.2 million in 2001. As a percentage of total net revenue, research and development expenses were 7% in both 2002 and 2001. The decrease in absolute dollar amounts in 2002 was primarily due to the continued strategic movement of engineering activities from high cost regions such as Silicon Valley to lower cost regions such as India.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as advertising and other marketing costs. Selling and marketing expenses for 2002 were $28.0 million, or 16% of revenue, compared with $29.6 million in 2001, or 16% of revenue. The decrease in absolute dollar amounts of $1.6 million in 2002 was driven primarily by the variable expenses related to lower revenue levels during 2002 compared to the prior year.

      General and Administrative General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2002, general and administrative expenses were $14.6 million, a decrease of 28% compared with $20.4 million in 2001, representing 8% and 11% of total net revenue for 2002 and 2001, respectively. We expect that our general and administrative costs will fluctuate as a percentage of total net revenue.

      Amortization of Goodwill and Intangibles. Amortization of intangibles in 2002 was $1.6 million, compared with amortization of goodwill and intangibles of $14.9 million in 2001. On January 1, 2002, SCM adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a consequence stopped amortizing goodwill and indefinite-lived intangible assets that resulted from business combinations completed prior to June 30, 2001. In addition, amortization of intangibles was lower in 2002 because 2001 included amortization of intangibles which were written down in the fourth quarter of 2001.

      Impairment of Goodwill and Indefinite-lived Intangibles. In the fourth quarter of 2002, we incurred a charge of $15.4 million for goodwill and other indefinite-lived intangible asset impairment under SFAS No. 142 which requires companies to evaluate annually the carrying value of goodwill and indefinite-lived intangible assets. During the fourth quarter of 2002, SCM utilized a specialist, external valuation appraisal to determine that the carrying value of goodwill and trade name assets relating to past acquisitions was not supportable in light of the current capital, stock market valuation of SCM. In 2001, in conjunction with the announced separation of our Digital Media and Video business, we early adopted SFAS No. 144 which superceded SFAS No. 121 and took a non-cash write-down of goodwill and other intangibles of $36.1 million in the fourth quarter. The entire amount of the goodwill and intangibles write down was related to the Digital Media and Video business. Consequently, we did not take any charges in the first quarter of 2002 associated with the adoption of SFAS No. 142.

      In-Process Research and Development. In-process research and development costs of $0.1 million in 2001 were included in SCM’s results as one-time charges for the write-off of development efforts that had not yet reached technological feasibility related to the acquisition of additional shares of Dazzle common stock. This amount was determined by independent appraisals.

      Restructuring and Infrequent Charges. SCM recorded restructuring and infrequent charges of $11.6 million in 2002. Restructuring costs of approximately $3.8 million included $1.8 million of lease commitments, $1.0 million of asset write downs and $0.9 million of severance costs relating to the outsourcing of logistics services for our Digital Media and Video division and the closure and relocation of certain SCM facilities. Infrequent charges in 2002 were $7.8 million and included $3.0 million for legal, accounting, and profession fees and other costs related to the announced separation of the Digital Media and Video division; $4.2 million of provisions for foreign tax related charges arising from the non collectibility of tax related payments from customers; and $0.6 million of legal settlement costs. In 2001, SCM recorded restructuring and infrequent charges of $5.2 million related to legal settlement costs of $1.8 million, severance and other costs of $3.4 million related to the relocation and closure of certain SCM facilities and asset write-offs associated with those moves.

      Loss from Investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties involved in obtaining additional funding by SmartDisk, we determined that our investments in SmartDisk and ActivCard had been impaired. Accordingly, in the third quarter of 2002 we wrote down our investments in SmartDisk and ActivCard to their fair market value as of September 30, 2002. The result was a charge to the statement of operations of $1.8 million. During 2001, we determined that our investments in SmartDisk, Spyrus Inc. and Satup Databroadcasting AG were similarly impaired. We wrote down the investment in SmartDisk to its fair market value as of March 31, 2001 and during the year we wrote off the investments in Spyrus, Satup Databroadcasting AG and the investment in a Singapore subsidiary of PC Card. The result was a charge to the statement of operations of $8.5 million.

      Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. In 2002, interest income, net was $0.8 million, compared to $1.9 million in 2001. Lower overall interest rates as well as lower average cash balances in 2002 resulted in the decrease in interest income, net in 2002 compared to 2001. Based on current cash balances, we expect continued investment of such balances to generate future net interest income in 2003.

      Foreign Currency Transaction Gains and Losses and Other Income and Expenses. Foreign currency transaction losses and other expenses were $2.0 million in 2002 compared to gains of $2.4 million in 2001. Foreign currency transaction losses of $1.6 million in 2002 compared to $2.1 million of foreign currency transaction gains in 2001 were primarily due to a weakening U.S. Dollar throughout 2002 mostly compared to the Euro and Singapore Dollar. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. In 2002, other expense of $0.4 million was also generated from various non-operating activities, which occurred throughout the year. In 2001, other income included $0.2 million of minority interest which reflects the portion of losses from Dazzle Multimedia that were attributable to the minority shareholders of Dazzle during the year.

      Income Taxes. The provision for income taxes was $13.8 million in 2002 compared to a tax benefit of $6.7 million in 2001. Income tax expense of $13.8 million in 2002 was comprised of $1.1 million related to taxable income in foreign locations and $12.7 million to record a valuation allowance primarily against deferred tax assets related to net operation losses generated in the United States. The valuation allowance was recorded in the third quarter when management determined that the deferred tax asset could no longer be supported. SCM had net operating loss carryforwards of approximately $59.4 million and $52.6 million for federal and state income tax purposes, respectively.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Net Revenue. Summary information by segment for the years ended December 31, 2001 and 2000 is as follows (in thousands):

	Years ended
	December 31,

	2001	2000

Security:
Revenues	$90,613	$52,014
Gross profit	26,127	18,633
Gross profit %	29%	36%
Digital Media and Video:
Revenues	$94,322	$105,820
Gross profit	22,486	34,338
Gross profit %	24%	32%
Total:
Revenues	$184,935	$157,834
Gross profit	$48,613	$52,971
Gross profit %	26%	34%

      Net revenue for the twelve months ended December 31, 2001 was $184.9 million compared to $157.8 million in 2000, an increase of 17%. The increase in revenue in 2001 over 2000 was primarily due to increased sales of our Security products, in particular our CAM products for digital pay-TV decryption, offset by decreased sales of our digital media reader and digital video products. Revenue from our Security division, which includes sales of CAMs and smart card readers, was $90.6 million in 2001 compared with $52.0 million in 2000, an increase of 74%. Higher Security sales levels during the year resulted from increased demand from our digital television customers in Europe for our CAM products, as well as new orders from the U.S. government for our smart card readers. Revenues from our Digital Media and Video division were $94.3 million in 2001, down 11% from revenues of $105.8 million in 2000. This decrease was primarily due to lower sales of our digital media reader/ writers to our OEM customers, who reduced, cancelled or failed to place orders in response to a weakening economy in the U.S.

      Gross Profit. Gross profit for 2001 was $48.6 million, or 26% of total net revenue, compared to $53.0 million, or 34% in 2000. The decrease in gross profit as a percentage of net revenue was due primarily to inventory charges of $11.2 million taken during 2001 related to products that were considered excess, obsolete or impaired due to technological advancements.

      Gross profit for the Security division was $26.1 million, or 29% of total sales for the division in 2001 and $18.6 million, or 36% of sales in 2000. In 2001, we recorded inventory charges of $7.5 million related to our St@rKey PC Satellite receiver, which was intended for broadcasting applications on the PC but which we determined was unable to address any identifiable market. Gross profit for the Digital Media and Video division was $22.5 million, or 24% of total sales for the division, compared with $34.3 million, or 32% of sales in 2000. In 2001, we recorded an inventory charge of $3.7 million related to obsolete digital media and video products and related components.

      Research and Development. For 2001, research and development expenses were $13.2 million, compared with $13.5 million in 2000. As a percentage of total net revenue, research and development expenses were 7% in 2001 compared to 9% for 2000. The decrease in 2001 in absolute amounts was primarily due to the continued strategic movement of engineering activities from high cost regions such as Silicon Valley to lower cost regions such as India. Personnel related expenses decreased by $0.4 million.

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

      General and Administrative. In 2001, general and administrative expenses were $20.4 million, an increase of 45% compared with $14.1 million in 2000, representing 11% and 9% of total net revenue for 2001 and 2000, respectively. These increases in absolute amounts were primarily due to an increase in personnel related expenses of $0.3 million to support higher levels of business activities; an increase of $0.7 million for depreciation expense; an increase in bad debt of $2.0 million recorded in the first quarter of 2001 after we experienced increased delays and non-payments from some customers, as well as some customers filing for bankruptcy; an increase in professional fees of $0.9 million; an increase in facilities costs and supplies of $1.9 million; and an increase in insurance costs of $0.4 million which were only partially offset by a decrease in general expenses of $0.2 million. We expect that our general and administrative costs will fluctuate as a percentage of total net revenue.

      Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles in 2001 was $14.9 million compared with $5.5 million in 2000. The increase of $9.4 million in intangible asset amortization resulted from a full year’s amortization charge related to our acquisitions of Microtech, 2-Tel and Dazzle and from Dazzle’s acquisition of FAST’s Personal Video Division, compared to less than one year recorded in 2000.

      Impairment of Goodwill and Intangibles. In conjunction with the expected separation of our Digital Media and Video business, we early adopted SFAS No. 144 which superceded SFAS No. 121 and took a non-cash write-down of goodwill and other intangibles of $36.1 million in the fourth quarter of 2001. The entire amount of the goodwill and intangibles write down was related to the Digital Media and Video business. We would have been required to conduct a valuation of our goodwill and intangible assets in the first quarter of 2002 under the new SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on January 1, 2002. Consequently, we did not take any charges in the first quarter of 2002 associated with the adoption of SFAS No. 142.

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

      Restructuring and Infrequent Charges. SCM recorded restructuring and infrequent charges of $5.2 million in 2001 related to legal settlement costs of $1.8 million, severance and other costs of $3.4 million related to the relocation and closure of certain SCM facilities and asset write-offs associated with those moves. SCM recorded restructuring and infrequent charges of $5.7 million in 2000. Approximately $5.0 million of these charges related to contract termination, dispute settlement and associated legal costs and $0.7 million for the relocation and closure of certain SCM facilities and asset write-offs associated with those moves.

      Loss from Investments. During the first and fourth quarters of 2001, because of the persistent deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by these companies in obtaining additional funding, we determined that our investments in SmartDisk, Spyrus and Satup were permanently impaired. Accordingly, in the first quarter of 2001 we wrote down our investment in SmartDisk to its fair market value as of March 31, 2001 and wrote down our investment in Spyrus to its estimated value, which approximated 20% of the original cost. The result was a charge to the statement of operations of $5.7 million in the first quarter in 2001. In the fourth quarter of 2001, we wrote off our remaining balances for Spyrus, Satup and our investment in a Singapore subsidiary of PC Card. The result was a charge to the statement of operations of $2.8 million in the fourth quarter of 2001.

      Interest Income, Net. In 2001, interest income, net was $1.9 million, compared to $5.9 million in 2000. Lower average investable cash balances as well as lower overall interest rates in 2001 resulted in the decrease in interest income, net in 2001 compared to 2000.

      Foreign Currency Transaction Gains and Other Income. Foreign currency transaction gains and other income were $2.4 million in 2001 compared to $2.3 million in 2000. In 2001, foreign currency transactions gains of $2.1 million compared to $1.6 million in 2000 were primarily from gains in Singapore ($2.5 million) being partially offset by losses in other subsidiaries. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Other income in 2001 included minority interest of $0.2 million compared to $0.4 million in 2000 reflecting the proportion of losses that were attributable to the minority shareholders of Dazzle during those periods. Other income in 2000 also included a gain on the sale of investment of approximately $0.4 million offset by other expenses of $0.1 million.

      Income Taxes. The benefit from income taxes was $6.7 million in 2001 or a 9% benefit compared to a tax provision with a federal statutory rate of 34%. This benefit resulted principally from net losses generated in the United States which were partially offset by taxable income generated in foreign jurisdictions. The effective tax benefit was further reduced by expenses not deductible for tax purposes primarily consisting of the amortization and impairment of intangibles and goodwill and in-process research and development.

Liquidity and Capital Resources

      As of December 31, 2002, SCM’s working capital was $84.0 million. Working capital decreased in 2002 by approximately $17.3 million, due to a decrease in cash, cash equivalents and short-term investments of $3.9 million, a decrease in accounts receivable of $13.1 million, a decrease in current assets of $1.6 million and an increase in current liabilities of $5.1 million, partially offset by an increase in inventory of $6.4 million.

      In 2002, cash and cash equivalents decreased by $9.3 million, primarily due to uses of cash for operating activities of $1.5 million and for investing activities of $10.0 million being partially offset by cash provided from the issuance of equity of $0.6 million and the effect of exchange rates on cash and cash equivalents of $1.6 million. Cash used in operations of $1.5 million was primarily due to a $49.1 million net loss, the adding back of the impairment of goodwill and intangibles of $15.4 million, the impairment of the net deferred tax asset of $14.0 million, the loss on investments of $1.8 million, depreciation and amortization of $4.4 million, loss on disposal of fixed assets of $1.1 million and the amortization of deferred stock compensation of $0.3 million, a decrease in accounts receivable of $18.1 million and increases in accrued expenses of $9.9 million and income taxes payable of $0.5 million. These were offset by increases in inventories of $4.4 million, other assets of $3.9 million, and a decrease in accounts payable of $9.8 million. Cash used in investing activities was primarily for the net purchase of short-term investments of $4.3 million, the purchase of Towitoko net of cash received of $4.2 million and net capital expenditures of $1.5 million. Cash provided by financing activities was primarily from the issuance of common stock of $1.3 million which is offset by SCM’s repurchase of its common stock of $0.7 million.

      SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.8 million as of December 31, 2002). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of December 31, 2002) which bears interest at 3.98% and has no expiration date. In addition, the Company has three separate overdraft facilities for the Company’s manufacturing facility of 4.0 million, 1.2 million and 5.9 million Singapore Dollars (approximately $2.3 million, $0.7 million and $3.4 million as of December 31, 2002) with base interest rates of 4.8%, 6.5% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2002.

      During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program in which up to $5 million may be used to purchase shares of SCM’s stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. As of March 21, 2003, we had repurchased 199,400 shares of our common stock for an aggregate of $0.9 million pursuant to this program.

      We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2003. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to SCM on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Contractual Obligations

      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next fourteen years. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows:

Payments Due by Period

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Operating leases	$2,666	$2,332	$1,658	$1,232	$1,233	$3,779	$12,900

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

      SCM’s foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/ payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

     Fixed Income Investments

      SCM’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

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

      At December 31, 2002, we had $50.1 million in cash and cash equivalents and $5.4 million in short term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2002, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

      We have a history of losses with an accumulated deficit of $123.5 million as of December 31, 2002. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly operating results will likely fluctuate.

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets,

•	the timing and amount of orders we receive from our customers that, in the case of our consumer products, products sold to the U.S. government or large enterprises and products sold to customers in the digital television market, may be tied to seasonal demand, budgetary cycles or equipment roll-out schedules, respectively;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, litigation and write-off of investments.

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

Weakness in the economy could decrease demand for our products or for our customers’ products, decreasing our revenue and causing customers to decrease or cancel orders to us or to delay payment.

      Over the past several quarters, economic conditions in the United States have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. In our Security business, decreased demand in the European digital television market has contributed to declining and lower than expected revenue. If this trend continues, future revenues and results of operation in our Security business will be adversely affected. Also, current market forecasts for consumer spending in 2003 indicate that demand may decrease for our digital media and video products sold through the retail and OEM channels. Actual reductions or constrained rate of growth in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse affect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

      On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During 2002, we restructured our internal organization in order to manage separately our Security and Digital Media and Video businesses. On October 25, 2002, we further announced that difficult market conditions had led us to conclude that the full value of the Digital Media and Video business was not realizable at that time. We have continued to evaluate various options to separate the Digital Media and Video business, including trade sale or spin-off, in order to determine which will maximize value for our stockholders. Continued weak performance in the capital markets has made it difficult to predict the timing and success of either of these options. If the capital markets do not stabilize, we may not be able to successfully create a public market for the Digital Media and Video business, and potential acquirers may not be able to secure funding to purchase the business.

      If we are unable to properly implement the separation our revenue, results of operations and our stock price could be adversely affected. The implementation requires management to make and effect several administrative and employment-related decisions efficiently. If we do not implement these decisions efficiently, our operating results could be adversely affected. Furthermore, there is no assurance that, if we do implement the separation efficiently, we will realize the benefits we contemplate from it. If we do not realize these benefits, our operations could be adversely affected and our stock price could decline. Risks related to our separation strategy include:

•	the separation process and results thereof occupy a significant portion of senior management time and effort and may distract management and employees from the operation of our businesses;

•	the separation could be further delayed or cancelled;

•	our separation strategy could be perceived negatively by our customers or cause them to choose our competitors’ products instead of ours;

•	implementation of the separation strategy could make it more difficult for us to retain employees and may otherwise adversely affect employee morale; and

•	adverse market perception of the separation or the delay in separation may cause our stock price to decline.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

      Our common stock currently experiences a significant volume of trading on the Prime Standard of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the Nasdaq market conditions, could negatively impact our stock price.

Our stock price has been and is likely to remain volatile.

      The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from March 22, 2002 to March 21, 2003, the reported sale prices for our common stock on the Nasdaq market ranged between $13.90 and $2.53 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Nasdaq Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competition;

•	developments related to our decision to separate our Digital Media and Video business and focus on our Security business as a core strategy;

•	litigation developments; and

•	general market downturns.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

Sales of our products depend on the development of several emerging markets.

      We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, revenue and gross profit margins in either or both of our Security or our Digital Media and Video businesses could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market for our products in any of these markets. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

      In our Security business, these factors also include the following:

•	the slow pace and uncertainty of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the uncertainty of adoption of smart cards by the U.S. government for large scale security programs beyond those in place today; and

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours.

      For instance, we believe that, over time, the European digital television industry will transition to removable, modular security, and that our Security business will benefit from this transition. However, as this transition occurs, we believe that large television operators in Europe are struggling financially because of their high-cost delivery models and that smaller operators have also been adversely affected by turmoil in the industry. We believe these factors have contributed to revenue declines over the past year in our Security business. If these conditions continue, the revenue and results of operations in our Security business could continue to be adversely affected.

      In our Digital Media and Video business, demand for our products will also be influenced by the following:

•	the ability of flash memory card manufacturers to develop higher capacity memory cards that will drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data;

•	the availability of low cost hardware and software OEM solutions to allow expansion in the PC OEM market; and

•	increased consumer acceptance of DVDs, CDs and DVD players and readers that will drive demand for solutions such as ours to create and publish digital media content.

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

      For example, our Secure Card, Secure PINpad, Secure Retail and Secure Trusted Reader product families are designed to provide smart card-based security for PCs. Smart cards are beginning to be widely deployed by the U.S. government and to a lesser degree by financial institutions, corporations and other large organizations, in some cases in advance of anticipated security-oriented applications. However, standards for smart card readers are still emerging. We may not be able to comply with emerging standards in a timely manner or at all. If we cannot meet the standards requirements of the market or our prospective customers, we would likely lose orders to competitors.

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

      We believe that competition in our markets is likely to intensify as a result of increasing demand for the type of products we offer. We currently experience competition from a number of companies. In our Security business, our competitors include:

•	Advanced Card Systems, Gemplus, O2Micro, OmniKey and STMicroelectronics in smart card readers, ASICs and universal smart card reader interfaces.

      In our Digital Media and Video business, our competitors include:

•	Carry Computer Engineering, DataFab, Lexar, SanDisk, Simple Technology and SmartDisk for digital media readers; and

•	ADS, Canopus, Pinnacle Systems, Roxio and ULead for digital video capture and editing products.

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

      Our business and operating results normally reflect seasonal trends. We have typically experienced lower revenue and operating income in the first quarter and second quarter and higher revenue in the third quarter and fourth quarter of each calendar year. The seasonal trends in our business and operating results are primarily due to the retail selling cycles of our consumer-oriented products, including our Digital Media and Video products. Because the market for consumer products is stronger in the second half of the year, we generally expect that our sales to retail distributors and to consumer-oriented OEMs will increase during that period. Revenue in our Digital Media and Video business was higher during the second half of 2002 than during the first half of the year. However, revenue in our Security business declined during the second half of 2002. Because of the seasonal aspect of our business and other factors, there is no assurance that we can sustain the quarterly revenue increases we had in our Digital Media and Video business. Because of the current unpredictability of the U.S. and world economies, there is no assurance that demand for any of our products will increase or remain as strong in 2003.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

      Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and television broadcasting industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 44% of our total net revenue in 2002. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

We face risks related to our dependence on a retail distribution model for distribution of our Digital Media and Video products.

      We now sell a significant percentage of our Digital Media and Video products through our retail channel. Direct retail distribution creates risks for us including:

•	exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	the need to develop, and the related marketing expense of developing brand recognition for our Dazzle branded products;

•	reliance on our retail distributors maintaining appropriate levels of our products to meet consumer demand;

•	difficulties associated with assessing appropriate product return reserves;

•	the risk that, if we lower our prices, we would have to compensate distributors or retailers who bought our products at higher prices;

•	risks associated with retailers and distributors selling our competitors’ products, including the risk that retailers and distributors may not recommend, or continue to recommend, our products;

•	the need to protect the reputation of our brands for quality and value; and

•	the need to successfully and cost-effectively maintain current retail channels and develop new retail distribution channels for these products.

      We sell a substantial portion of our Digital Media and Video products through retailers, including Best Buy, Circuit City, CompUSA, Dixons/PC World, Fry’s Electronics, Office Depot, Radio Shack, Staples and Sears. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors over which we have no control and which we can not predict. We could lose market share if the retailers that carry our products do not grow as quickly as retailers that carry our competitors’ products. If retailers choose not to purchase our products or choose to purchase less than what we expect, our sales will decrease or not grow at the rate we expect. We also sell our Digital Media and Video products through distributors, including Ingram Micro, Northamber and Tech Data. Our distributor agreements are generally nonexclusive and may be terminated by either party without cause. If these agreements are terminated, we may not be able to find other distributors willing to purchase our Digital Media and Video products. Certain distributors have experienced financial difficulties in the past. Distributors that account for significant sales of our consumer products may experience financial difficulties in the future, which could lead to reduced sales or write-offs.

      Because of competition in the retail market for shelf space and because a large percentage of our Digital Media and Video sales are to a small number of customers that are primarily retailers or distributors, this can exert pressure on our revenue generated from these customers. As a result of this pricing pressure, we have reduced and may need to continue to reduce the prices of some of our Digital Media and Video products. Any reduction in prices will negatively impact our gross margins unless we are able to reduce our costs. Also, some customers request that we sell our products to them on a consignment basis. If we agree to these arrangements, our inventory levels will increase, and this will increase our costs and the risk of inventory write-offs

We may have to take back unsold inventory from our customers.

      Although our contractual obligations to accept returned products from our retail, distributor and OEM customers are limited, if consumer demand is less than anticipated these customers may ask that we accept returned products that the customers do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, and although the products are in good working order, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory.

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

      We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants, which are typically subject to vesting over four years, to attract and retain qualified employees. In addition, certain of our executive officers are subject to one-year non-compete agreements. Non-compete agreements are, however, generally difficult to enforce. Retention of employees and key management may become more difficult because of the uncertainty associated with the separation of our Security and Digital Media and Video businesses. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them, including those individuals that are subject to non-compete agreements.

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

      We sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers as well as increased competition for our products in the marketplace. For example, in the past, SanDisk Corporation purchased various digital media reader/ writer products from us and marketed them under the SanDisk brand. In the first quarter of 2001, SanDisk began marketing digital media reader/ writers that they had developed internally and canceled orders for our products. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers.

The increased size and complexity of our businesses may create significant burdens on our systems.

      Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $177.7 million in 2002. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. During 2002, we reorganized our internal operations into two distinct business divisions to better address the demands of our different markets and prepare for the separation of our Digital Media and Video business. These two divisions are led by separate management teams and share only a few employees and operational resources. Managing them independently requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 496 as of December 31, 2002.

      Although our revenue did not increase in 2002, our business model contemplates continued revenue growth in certain markets. If this growth occurs and we do not manage it effectively, our stock price and financial condition could be materially and adversely affected. Our growth and our growth plans have placed and are likely to continue to place a significant burden on our operating and financial systems and increase responsibility for senior management and other personnel. Our existing management or any new members of management may not be able to improve our existing systems and controls or implement new systems and controls in response to our anticipated growth. In addition, our intention to reduce or re-deploy personnel to reduce expenses from time to time may limit our capacity to grow.

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

Integration Risks

      Integration of an acquired company or technology frequently is a complex, time consuming and expensive process. The successful integration of an acquisition requires, among other things, that we:

•	integrate and train key management, sales and other personnel;

•	integrate the acquired products into our product offerings both from an engineering and a sales and marketing perspective;

•	integrate and support pre-existing supplier, distributor and customer relationships;

•	coordinate research and development efforts; and

•	consolidate duplicate facilities and functions.

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

      We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 48%, 58% and 48% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

      We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments, including ActivCard, SmartDisk, Spyrus, and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter. Total strategic investments included in short term investments were $1.1 million at December 31, 2002.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.

      Highly complex products such as our Digital Media and Video hardware and software products may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement or even litigation costs. These potential problems might also result in claims against us by our customers or others.

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

      Most of our products are manufactured outside the United States because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. In an effort to reduce our manufacturing costs, we have shifted volume production of many of our Security division product components to our wholly owned subsidiary in Singapore. More recently we have transferred our Digital Media and Video product production to independent contract manufacturers in Asia. Foreign manufacturing poses a number of risks, including:

•	difficulties in staffing;

•	currency fluctuations;

•	potentially adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political and economic instability;

•	lack of control over the manufacturing process and ultimately over the quality of our products;

•	late delivery of our products, whether because of limited access to our product components, transportation delays and interruptions, difficulties in staffing, or disruptions such as natural disasters;

•	capacity limitations of our manufacturers, particularly in the context of new large contracts for our products, whether because our manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

•	obsolescence of our hardware products at the end of the manufacturing cycle.

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

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept, DVD Cre8 and Cineform. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components or software could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

      Our Dazzle, Dazzle Digital Video Creator, SmartOS and SwapSmart trademarks are registered in the United States, and we continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

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

      We believe that brand recognition will be important to our success, particularly the recognizability of our Dazzle brand. We plan to continue to market this brand to increase awareness. If we fail to promote our brand successfully, we may not be able to generate demand for our products and our results of operations could be adversely affected. The ability of our competitors to increase the recognition and acceptance of their brands may also affect the relative value of our brand. Also, if our products perform poorly or have other problems, the value of our brands will decrease.

We may experience significant amortization charges and may have future non-recurring charges as a result of past acquisitions.

      In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we may experience significant charges related to the amortization of certain intangible assets. In addition, if we later determine that our intangible assets or goodwill are impaired, we will be required to take a related non-recurring charge to earnings. For example, in 2002 and 2001 we recorded asset impairments of approximately $15.4 million and $36.1 million respectively, based on management’s conclusions that intangible assets and goodwill from previous acquisition were impaired.

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

      SCM has adopted a stockholder rights plan. The rights are not intended to prevent a takeover of SCM. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of SCM deemed undesirable by the SCM Board of Directors. The rights would cause substantial dilution to a person or group that attempts to acquire SCM on terms or in a manner not approved by the SCM Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

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

We are exposed to credit risk on our accounts receivable. This risk is heightened as economic conditions worsen.

      We distribute our products through third-party resellers and retailers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures in place to monitor and limit exposure to credit risk on our trade and non-trade receivables, these procedures may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that we will incur a material loss or losses as a result of the weakening financial condition of one or more of our customers.

External factors such as the conflict with Iraq and potential terrorist attacks could have a material adverse effect on the U.S. and global economies.

      The recent outbreak of war with Iraq coupled with the possibility of potential terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty resulting from the current military action in Iraq and other responses associated with the war with Iraq may continue to negatively impact consumer as well as business confidence at least in the short term.

Factors beyond our control could disrupt our operations and increase our expenses.

      We face a number of potential business interruption risks that are beyond our control. In recent periods, the State of California experienced intermittent power shortages and interruption of service to some business customers. Additionally, we may experience natural disasters that could disrupt our business. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. An earthquake could seriously disturb our entire business process.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      See Item 7, Management’s Discussion of Results and Analysis on Page 28.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated by reference to pages F-1 through F-26 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is set forth under the captions “Election of Directors” and “Matters Relating to the Board of Directors” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by Item 11 is set forth under the caption “Executive Compensation” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required by Item 12 is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated by reference.

PART IV

Item 14.	Controls and Procedures

Evaluation and disclosure controls and procedures

      Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

      There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents Filed with Report

1. Financial Statements

      The following Consolidated Financial Statements and Independent Auditors’ Reports are incorporated by reference to pages F-1 through F-26 of this Form 10-K.

      The consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, together with the notes thereto.

      The report of Deloitte & Touche LLP dated February 20, 2003.

2. Financial Statement Schedule

      The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Additions	Balance at
	Beginning			From	End of
Classification	of Period	Additions	Deductions	Acquisition*	Period

	(in thousands)
Accounts receivable allowances
Year ended December 31, 2000	$2,833	$1,205	$589	$251	$3,700
Year ended December 31, 2001	3,700	2,581	950	—	5,331
Year ended December 31, 2002	5,331	2,965	2,969	—	5,327
Warranty accrual
Year ended December 31, 2000	$850	$237	$558	$166	$695
Year ended December 31, 2001	695	310	258	—	747
Year ended December 31, 2002	747	462	704	184	689

*	Represents additional allowances from the Microtech and 2-Tel acquisitions in 2000 and the Towitoko acquisition in 2002.

3. Exhibits

Exhibit
Number		Description of Document

3.1*		Fourth Amended and Restated Certificate of Incorporation.
3.2*	****	Amended and Restated Bylaws of Registrant.
3.3*	*****	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1*		Form of Registrant’s Common Stock Certificate.
4.2*	*****	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10.1*		Form of Director and Officer Indemnification Agreement.
10.2*		1997 Stock Plan.
10.3*		1997 Employee Stock Purchase Plan.
10.4*		1997 Director Option Plan.
10.5*		1997 Stock Option Plan for French Employees.
10.6*		1997 Employee Stock Purchase Plan for Non-U.S. Employees.

Exhibit
Number		Description of Document

10.7*	*	2000 Non-statutory Stock Option Plan.
10.8*	*	LA Vision, Inc. 1997 Option Plan.
10.9*	*	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.10	**	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.11	*	Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
10.12	*	Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
10.13	***	Sublease Agreement, dated March 15, 2000 between Dazzle Multimedia, Inc. and Zitel Corporation.
10.14	***	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.15	*	Form of Employment Agreement between SCM GmbH and Messr. Schneider.
10.16	*†	Development and Supply Agreement, dated May 15, 1997, between Telenor Conax and Registrant.
10.17	*	License Agreement, dated September 5, 1997, between the Registrant and Gemplus.
10.18	*	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.19	****	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
21.1*	**	Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP, Independent Auditors.
99.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

**	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

***	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

****	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

*****	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

******	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.

(b) Reports on Form 8-K

      A current report on Form 8-K (File No. 0000391618-02-005207) was filed pursuant to the Securities and Exchange Act of 1934, as amended, on November 14, 2002, to announce the adoption of a stockholder rights plan and file a certificate of designation for series A participating preferred stock and the stockholder rights plan.

(c) See response to Item 15(a)(3) above.

(d) See response to Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ STEVEN HUMPHREYS

Steven Humphreys
Chairman

March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ STEVEN HUMPHREYS Steven Humphreys	Chairman of the Board	March 26, 2003

/s/ ROBERT SCHNEIDER Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2003

/s/ ANDREW WARNER Andrew Warner	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ MANUEL CUBERO Manuel Cubero	Director	March 26, 2003

/s/ HAGEN HULTZSCH Hagen Hultzsch	Director	March 26, 2003

/s/ OYSTEIN LARSEN Oystein Larsen	Director	March 26, 2003

/s/ NG POH CHUAN Ng Poh Chuan	Director	March 26, 2003

/s/ SIMON TURNER Simon Turner	Director	March 26, 2003

/s/ ANDREW VOUGHT Andrew Vought	Director	March 26, 2003

SCM Microsystems, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert Schneider, Chief Executive Officer of SCM Microsystems, Inc., certify that as of the date hereof:

1.	I have reviewed this annual report on Form 10-K of SCM Microsystems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT SCHNEIDER

Robert Schneider
Chief Executive Officer

Date: March 26, 2003

SCM Microsystems, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew Warner, Vice President, Finance and Chief Financial Officer of SCM Microsystems, Inc., certify that as of the date hereof:

1.	I have reviewed this annual report on Form 10-K of SCM Microsystems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANDREW WARNER

Andrew Warner
Vice President, Finance and Chief Financial Officer

Date: March 26, 2003

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

     of SCM Microsystems, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 20, 2003

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,133	$59,421
Short-term investments	5,384	—
Accounts receivable, net of allowances of $5,327 and $5,331 as of December 31, 2002 and 2001, respectively	31,254	44,368
Inventories	39,114	32,690
Deferred income taxes	—	3,405
Other current assets	6,629	4,769

Total current assets	132,514	144,653
Property and equipment, net	9,124	10,464
Investments	—	1,482
Long-term deferred income taxes	—	11,252
Intangible assets, net	4,317	5,377
Goodwill, net	—	11,954
Other assets	2,662	406

Total assets	$148,617	$185,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,470	$28,252
Accrued compensation and related benefits	3,206	2,755
Accrued restructuring and infrequent charges	8,175	2,716
Accrued sales and marketing promotions	3,163	1,491
Other accrued expenses	9,989	6,149
Income taxes payable	2,514	2,010

Total current liabilities	48,517	43,373

Deferred tax liability	—	434
Commitments and contingencies (see Note 13 and 15)
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,582 and 15,541 shares issued and outstanding as of December 31, 2002 and 2001, respectively	16	16
Additional paid-in capital	225,608	224,433
Treasury stock	(674)	—
Deferred stock compensation	(417)	(849)
Accumulated deficit	(123,482)	(74,408)
Other cumulative comprehensive loss	(951)	(7,411)

Total stockholders’ equity	100,100	141,781

Total liabilities and stockholders’ equity	$148,617	$185,588

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenue	$177,697	$184,935	$157,834
Cost of revenue	126,154	136,322	104,863

Gross profit	51,543	48,613	52,971

Operating expenses:
Research and development	12,610	13,230	13,525
Selling and marketing	27,988	29,609	23,373
General and administrative	14,620	20,353	14,062
Amortization of goodwill and intangibles	1,624	14,854	5,465
Impairment of goodwill and intangibles	15,448	36,068	—
In-process research and development	—	115	4,867
Restructuring and infrequent charges	11,631	5,194	5,683

Total operating expenses	83,921	119,423	66,975

Loss from operations	(32,378)	(70,810)	(14,004)
Loss from investments	(1,802)	(8,529)	—
Interest income, net	841	1,929	5,930
Foreign currency transaction gains (losses) and other income (expense)	(1,955)	2,364	2,333

Loss before income taxes	(35,294)	(75,046)	(5,741)
Benefit (provision) for income taxes	(13,780)	6,699	1,032

Net loss	$(49,074)	$(68,347)	$(4,709)

Basic and diluted net loss per share	$(3.15)	$(4.46)	$(0.32)

Shares used to compute basic and diluted net loss per share	15,597	15,319	14,641

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

	Years Ended December 31, 2002, 2001 and 2000

							Other
	Common Stock		Additional		Deferred		Cumulative	Total
			Paid-in	Treasury	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands)
Balances, January 1, 2000	14,194	$14	$173,048	—	$(25)	$(1,504)	$4,263	$175,796
Issuance of common stock upon exercise of options	291	—	9,917	—	—	—	—	9,917
Issuance of common stock under Employee Stock Purchase Plan	14	—	512	—	—	—	—	512
Issuance of common stock in exchange for the net assets of businesses acquired	738	1	34,555	—	—	—	—	34,556
Deferred compensation related to assumption of Dazzle stock plan	—	—	5,645	—	(5,645)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,669	—	—	1,669
Unrealized loss on investments, net of deferred taxes	—	—	—	—	—	—	(5,894)	(5,894)	$(5,894)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,839)	(1,839)	(1,839)
Earnings allocable to minority interest with negative basis	—	—	—	—	—	152	—	152	—
Net loss						(4,709)		(4,709)	(4,709)

Comprehensive loss	—	—	—	—	—	—	—	—	$(12,442)

Balances, December 31, 2000	15,237	15	223,677	—	(4,001)	(6,061)	(3,470)	210,160
Issuance of common stock upon exercise of options	66	—	362	—	—	—	—	362
Issuance of common stock under Employee Stock Purchase Plan	79	—	495	—	—	—	—	495
Issuance of common stock in exchange for the net assets of businesses acquired	159	1	2,352	—	—	—	—	2,353
Adjustment of deferred compensation related to terminated employees	—	—	(2,453)	—	2,453	—	—	—
Amortization of deferred stock compensation	—	—	—	—	699	—	—	699
Unrealized gain on investments, net of deferred taxes	—	—	—	—	—	—	527	527	$527
Foreign currency translation adjustment	—	—	—	—	—	—	(4,468)	(4,468)	(4,468)
Net loss	—	—	—	—	—	(68,347)	—	(68,347)	(68,347)

Comprehensive loss	—	—	—	—	—	—	—	—	$(72,288)

Balances, December 31, 2001	15,541	16	224,433	—	(849)	(74,408)	(7,411)	141,781
Issuance of common stock upon exercise of options	44	—	309	—	—	—	—	309
Issuance of common stock under Employee Stock Purchase Plan	110	—	656	—	—	—	—	656
Repurchase of common stock	(113)	—	—	(674)	—	—	—	(674)
Proceeds from notes	—	—	324	—	—	—	—	324
Adjustment of deferred compensation related to terminated employees	—	—	(114)	—	114	—	—	—
Amortization of deferred stock compensation	—	—	—	—	318	—	—	318
Realized loss on investments adjustment	—	—	—	—			1,259	1,259	$1,259
Unrealized loss on investments	—	—	—	—	—	—	(109)	(109)	(109)
Foreign currency translation adjustment	—	—	—	—	—	—	5,310	5,310	5,310
Net loss	—	—	—	—	—	(49,074)	—	(49,074)	(49,074)

Comprehensive loss	—	—	—	—	—	—	—	—	$(42,614)

Balances, December 31, 2002	15,582	$16	$225,608	$(674)	$(417)	$(123,482)	$(951)	$100,100

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(49,074)	$(68,347)	$(4,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	13,959	(7,976)	(983)
Depreciation and amortization	4,435	18,154	8,347
Issuance of common stock for contract cancellation	—	—	1,163
In-process research and development	—	115	4,867
Loss on disposal of fixed assets	1,117	381	270
Gain on sale of investment	—	—	(420)
Impairment of goodwill and intangibles	15,448	36,068	—
Amortization of deferred stock compensation	318	699	1,669
Loss on investments	1,802	8,529	—
Changes in operating assets and liabilities:
Accounts receivable	18,137	8,937	(22,204)
Inventories	(4,355)	2,676	(18,282)
Other assets	(3,911)	(1,987)	2,096
Accounts payable	(9,823)	1,955	6,244
Accrued expenses	9,916	977	3,411
Income taxes payable	506	902	(3,385)

Net cash provided by (used in) operating activities	(1,525)	1,083	(21,916)

Cash flows from investing activities:
Capital expenditures	(1,570)	(4,676)	(6,971)
Proceeds from disposal of fixed assets	42	590	457
Proceeds from sale of investment	—	—	39
Purchase of long-term investments	—	(993)	(3,359)
Businesses acquired, net of cash received	(4,157)	(2,203)	(31,420)
Maturities of short-term investments	1,305	60,697	135,253
Purchases of short-term investments	(5,586)	(27,506)	(88,468)

Net cash provided by (used in) investing activities	(9,966)	25,909	5,531

Cash flows from financing activities:
Payments on line of credit and other current debt	—	—	(3,325)
Payment on short-term debt	—	—	(1,183)
Proceeds from issuance of Dazzle equity securities, net	—	—	230
Proceeds from issuance of equity securities, net	1,289	857	10,429
Repurchase of common stock	(674)	—	—

Net cash provided by financing activities	615	857	6,151

Effect of exchange rates on cash and cash equivalents	1,588	(2,127)	(1,729)

Net increase (decrease) in cash and cash equivalents	(9,288)	25,722	(11,963)

Cash and cash equivalents, beginning of year	59,421	33,699	45,662

Cash and cash equivalents, end of year	$50,133	$59,421	$33,699

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$584	$868	$6,106

Interest	$53	$14	$434

Noncash investing and financing activities:
Businesses acquired for common stock	$—	$2,353	$34,556

Short-term debt converted to Dazzle preferred stock	$—	$—	$235

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1. Organization and Summary of Significant Accounting Policies

      SCM Microsystems (the “Company” or “SCM”) designs, develops and sells hardware, software and silicon that enables people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. The Company sells its products primarily into two broad markets: security and digital media. In the security market, SCM provides reader technology for access control systems deployed on the digital television and PC platforms. In the digital media market, SCM provides hardware and software products that help consumers capture, edit and share digital media content. The Company’s target customers are end user consumers as well as manufacturers in the consumer electronics, computer and conditional access system industries. The Company sells and licenses its products through a direct sales and marketing organization, both to the retail channel and to original equipment manufacturers (OEMs). We also sell through distributors, value-added resellers and system integrators worldwide. The Company maintains its corporate headquarters in California and maintains its international headquarters in Germany.

      Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Significant Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provision for inventory lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and accruals of product warranty, restructuring reserves and accruals, and other liabilities. Actual results could differ from these estimates.

      Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

      Short-Term and Strategic Investments — Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, market auction preferred securities and United States government agency instruments, and are stated at fair value based on quoted market prices. Strategic investments consist of corporate equity securities and investments in privately held companies, in which SCM holds less than 20% ownership and does not have the ability to exercise control, are accounted for by the cost method. Corporate securities are included in either short-term investments or long-term investments and are stated at fair value based on quoted market price. Short-term investments and strategic investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive loss. Gains and losses on sales of investments are determined on a specific identification basis. Investments in privately held companies are included in long-term investments. Strategic investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary. (See Note 3.)

      Fair Value of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, long-term investments and short-term debt. At December 31, 2002 and 2001, the fair value of cash and cash equivalents, trade receivables and payables and short-term debt approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 3 for fair value of investments.)

      Inventories — Inventories are stated at the lower of cost or market, using the first-in, first-out method.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over thirty years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.

      Goodwill, Intangible and Long-Lived Assets — SCM evaluates the recoverability of goodwill on an annual basis or in certain circumstances as required under SFAS No. 142, Goodwill and Other Intangible Assets. The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the useful lives of the related assets, from two to five years.

      Revenue Recognition — Revenue from product sales is recognized upon product shipment, net of estimated returns, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method. We recorded approximately $0.9 million, $0.9 million and $1.4 million of nonrecurring engineering contract revenue in 2002, 2001 and 2000, respectively.

      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. During 2002, a full valuation allowance was provided against the net deferred tax assets.

      Stock-Based Compensation — The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18 under the fair value based method.

      Pursuant to FIN No. 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options. Options assumed by the Company related to the business acquisitions made subsequent to July 1, 2000 (the effective date of FIN No. 44) have been accounted for pursuant to FIN No. 44.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts) (See Note 9.):

	December 31,

	2002	2001	2000

Net loss, as reported	$(49,074)	$(68,347)	$(4,709)
Add: Stock-based compensation included in reported net loss net of related tax effects	318	698	970
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,349)	(21,755)	(14,563)

Pro forma net loss	$(57,105)	$(89,404)	$(18,302)

Net loss per share, as reported — basic and diluted	$(3.15)	$(4.46)	$(0.32)

Pro forma net loss per share — basic and diluted	$(3.66)	$(5.84)	$(1.25)

      Pro forma net loss for 2001 and 2000 have been revised from the amounts previously reported to correct the previous calculation.

      Net Loss Per Share — Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts (including subsidiary options) to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

      Foreign Currency Translation — The functional currencies of the Company’s foreign subsidiaries are the local currencies. The Company translates assets and liabilities to U.S. dollars using period end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense.

      Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short term investments and long term investments. The Company’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. The Company primarily sells its products to companies in the United States, Asia and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.

      Certain Significant Risks and Uncertainties — The Company sells its products primarily into the security and digital media markets. SCM believes that the following factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: we have incurred operating losses and may not achieve profitability; our quarterly operating results will likely fluctuate; revenues and operating results are difficult to estimate on a quarterly basis; weakness in the economy could decrease demand for our products; our listing on the Prime Standard of the Frankfurt Stock Exchange could expose our stock to additional risks of fluctuation; our stock price has been and will likely remain volatile; our sales are dependent on several emerging markets, which may not develop; we may not be able to develop and maintain the strategic relationships necessary to develop, sell and market products that are commercially viable and widely accepted; we may not be able to keep pace with technological change and meet the needs of our target market and customers; our markets are highly competitive; seasonal trends may effect our quarterly operating results;

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a significant portion of our sales comes from a small number of customers; our increased dependence on a retail distribution model; our global operations require significant resources; the loss of key personnel; our OEM customers may become our competitors; the rapid growth of our business could create significant burdens on our systems; delays in our normally lengthy sales cycle; risks associated with acquisitions; many of our customers are located outside the U.S.; we could lose money and our stock price could decrease as a result of write downs of strategic investments; product defects could damage our reputation and decrease market acceptance; we or our contract manufacturers may not be able to meet production requirements; we have a limited number of suppliers of key components; intellectual property infringement could be detrimental to our business; product liability could create future problems; we may be required to take back unsold Digital Media and Video inventory from our customers; we may not be able to promote our retail brands successfully; we could experience future non-recurring charges as a result of past acquisitions; our corporate structure may prevent our acquisition; external factors could adversely affect the U.S. and global economies; and factors beyond our control could disrupt operations and increase our expenses.

      Comprehensive Loss — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive loss.

      Recently Issued Accounting Standards — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s fiscal year beginning January 1, 2003. The Company has not yet determined the impact, if any, that SFAS No. 148 may have on its financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN No. 45 in 2002. (See Note 13 concerning the reserve for warranty costs.) The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the recognition and measurement provisions to have a material effect on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, the Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations or cash flows.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long lived assets.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This statement is effective for our fiscal year beginning January 1, 2002. The Company early adopted SFAS No. 144 in the fourth quarter of 2001. While the $36.1 million impairment charge was calculated and recorded in accordance with SFAS No. 144, the adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SCM adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Intangible assets of approximately $0.9 million were reclassified to goodwill and amortization ceased effective January 1, 2002. In 2002, SCM recorded an impairment charge of $15.4 million relating to goodwill and indefinite-lived assets from past business combinations. Amortization of intangibles for fiscal 2002 related to acquisitions was $1.6 million.

      Reclassifications — Certain reclassifications have been made to the 2001 and 2000 financial statement presentation to conform to the 2002 presentation.

2. Acquisitions

Dazzle Multimedia, Inc.

      On June 30, 1999, the Company acquired a 51% interest in Dazzle Multimedia, Inc. (“Dazzle”), a privately held digital video company based in Fremont, California, in a transaction that was accounted for under the purchase method of accounting. In 2000, SCM acquired an additional 43.8% of Dazzle’s outstanding share capital for $14.6 million in cash and 533,000 shares of SCM common stock valued at approximately $19.8 million at the acquisition. Direct acquisition costs were estimated at $0.1 million. Subsequently, SCM acquired an additional 4.5% of Dazzle’s outstanding share capital for approximately $2.2 million in cash. The $2.2 million increased intangible assets by $2.1 million, and $0.1 million was expensed for Dazzle’s research and development efforts that had not reached technological feasibility and had no future uses.

      In connection with the acquisition of Dazzle, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All of these options were fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation expense according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant was expensed on the grant date. The remaining deferred stock-based compensation is being amortized over the remaining vesting period of these options.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the allocation of the purchase price for the additional 43.8% of Dazzle’s outstanding share capital is as follows (in thousands):

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

      Intangible assets and goodwill from the acquisition approximated $4.6 million and represented the excess of the purchase price over the fair value of the tangible assets acquired. The in-process research and development costs of $0.9 million were expensed in 2000. These intangible assets are being amortized on a straight-line basis over their estimated useful life of five years.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated. During 2001, SCM issued 159,101 shares of its common stock valued at approximately $2.4 million when FAST met certain financial performance criteria. The additional consideration was recorded as goodwill.

     Microtech International

      On June 27, 2000, SCM paid approximately $7.5 million in cash and issued approximately 98,700 shares of its common stock, valued at $91.19 per share, to the shareholders of Microtech International (“Microtech”), a privately held digital photography solutions company based in North Branford, Connecticut, in exchange for all of the outstanding share capital of Microtech. The transaction has been accounted for under the purchase method of accounting and the results of operations of Microtech have been included in SCM’s results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $1.0 million.

      A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

Cash acquired	$447
Tangible assets	7,160
Assumed liabilities	(7,872)
Trade name	3,500
Acquired workforce	700
Customer relations	2,100
Non-compete agreements	900
Goodwill	10,528

Total	$17,463

      Intangible assets and goodwill from the acquisition approximated $17.7 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to five years. On the date of the acquisition Microtech had deferred tax assets of approximately $3.6 million, mainly related to net operating loss (NOL) carryforwards. A full valuation allowance was provided against this asset due to certain limitations on the annual amounts of NOL to be used in the future. Subsequent to the acquisition, the valuation allowance was reduced by $0.3 million and recorded as a reduction to goodwill.

      The following summary, prepared on a pro forma basis, combines SCM’s consolidated results of operations with Microtech’s results of operations for the year ended December 31, 2000, as if Microtech had been acquired at January 1, 2000. The table includes the impact of certain adjustments including the elimination of intercompany profit and additional amortization relating to intangible assets acquired (in thousands, except per share data):

Year ended
Decmber 31,
2000

Revenues	$170,900
Net loss	$(9,067)
Net loss per share, basic and diluted	$(0.62)
Shares used in per share computations, basic and diluted	14,690

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     2-Tel BV

      On September 28, 2000, SCM paid $4.1 million in cash and issued approximately 106,229 shares of its common stock, valued at $36.56 per share, to the shareholders of 2-Tel BV (“2-Tel”), a privately held smart card-based solutions company in The Netherlands, in exchange for all of the outstanding share capital of 2-Tel. The transaction has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.3 million.

      A valuation of the intangible assets related to the acquisition was completed in the fourth quarter of 2000. A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development	$1,920
Cash	10
Tangible assets	423
Assumed liabilities	(636)
Acquired workforce	120
Customer relations	240
Core technology	2,060
Goodwill	4,187

Total	$8,324

      Intangible assets and goodwill from the acquisition approximated $8.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The in-process research and development costs of $1.9 million were expensed in the last half of fiscal 2000. The intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

      Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

     Towitoko AG

      On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A valuation of the intangible assets related to the acquisition was finalized in December 2002. A summary of the allocation of the purchase price is as follows (in thousands):

Cash	$483
Tangible assets	2,476
Assumed liabilities	(1,854)
Trade name	259
Customer relations	1,120
Core technology	1,270
Non-compete agreements	119
Goodwill	775

Total	$4,648

      Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Goodwill and trade name are evaluated for impairment in accordance with SFAS No. 142. Intangible assets with definite lives are being amortized over their useful lives which range from two to five years.

      Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

3. Short-Term and Strategic Investments

      The fair value of short-term investments at December 31, 2002 was as follows (in thousands):

	December 31, 2002

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$3,769	$—	$(25)	$3,744
U.S. government agencies	520	3	—	523

Total	$4,289	$3	$(25)	$4,267

      There were no short-term investments at December 31, 2001.

      Strategic investments which were designated as long-term in 2001 were reclassified in 2002 as short-term, based on management’s intention to sell the investments during 2003, and consist of (in thousands):

	December 31,

	2002	2001

Investment in Smartdisk, at fair value	$121	$388
Investment in ActivCard, at fair value	996	1,094

Total	$1,117	$1,482

      During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk in obtaining additional funding, SCM determined that investments in SmartDisk

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and ActivCard were impaired. Accordingly, SCM wrote down these investments to their fair market value as of September 30, 2002. The result was a charge to the statement of operations of $1.8 million.

      In 2000 and 2001, SCM made strategic investments in Spyrus Inc. (“Spyrus”), a privately held company which provides Internet identification and encryption solutions for e-business and in Satup Databroadcasting AG (“Satup”), a privately held satellite content distributor located in Weinstadt, Germany. These investments were accounted for using the cost method. As of December 31, 2002 and 2001, SCM’s ownership of these investments was less than 20% and the Company does not have the ability to exercise significant influence.

      During 2001, based on the aforementioned criteria, SCM determined that investments in SmartDisk, Spyrus and Satup were impaired. Accordingly, in 2001, SCM wrote down the investment in SmartDisk to its fair market value as of March 31, 2001 and wrote off the investments in Spyrus, Satup and the investment in a Singapore subsidiary of PC Card. The result was a charge to the statement of operations of $8.5 million.

4. Inventories

      Inventories consist of (in thousands):

	December 31,

	2002	2001

Raw materials	$16,733	$20,498
Finished goods	22,381	12,192

	$39,114	$32,690

5. Property and Equipment

      Property and equipment, net consist of (in thousands):

	December 31,

	2002	2001

Land	$237	$219
Building and leasehold improvements	3,016	2,640
Furniture, fixtures and office equipment	13,672	12,370
Automobiles	276	414
Purchased software	5,473	4,424

Total	22,674	20,067
Accumulated depreciation	(13,550)	(9,603)

Property and equipment, net	$9,124	$10,464

6. Goodwill and Other Intangible Assets

      SCM adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting unit’s carrying amount and no impairment was indicated.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (in thousands):

		December 31, 2002				December 31, 2001

		Gross				Gross
	Amortization	Carrying	Accumulated	Impairment		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Loss	Net	Value	Amortization	Loss	Net

Core technology	60 months	$6,764	$(3,949)	$—	$2,815	$9,466	$(2,769)	$(4,176)	$2,521
Customer relations	60 months	2,439	(1,033)	—	1,406	2,340	(673)	(1,201)	466
Trade name	Indefinite	4,191	(1,703)	(2,488)	—	6,344	(1,703)	(2,441)	2,200
Assembled workforce	60 months	—	—	—	—	2,653	(770)	(1,737)	146
Non-compete agreements	24 months	858	(762)	—	96	900	(675)	(181)	44

Total intangible assets		$14,252	$(7,447)	$(2,488)	$4,317	$21,703	$(6,590)	$(9,736)	$5,377

      In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization. Assembled workforce was reclassified as goodwill as of January 1, 2002.

      Amortization expense related to goodwill and intangible assets was $1.6 million, $14.9 million, and $5.5 million for the years ended December 31, 2002, 2001 and 2000 respectively.

      Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2003	$1,523
2004	1,117
2005	876
2006	562
2007	239

Total	$4,317

      During the fourth quarters of 2002 and 2001, the Company evaluated its intangible assets for possible impairment by examining a number of factors including the current economic conditions and markets of past acquisitions and their products, as well as the Company’s best estimates for future revenues, cost of goods sold and operating costs related to those products. An independent valuation firm was used to assess the current value of these intangible assets given the information available. Based on its finding, the Company determined that the intangible assets from a number of past acquisitions were impaired. In 2002 and 2001, the Company recorded a $15.4 million and $36.1 million impairment charge, respectively, in order to adjust goodwill and intangible assets to their estimated fair value as of December 31, 2002 and 2001.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

		Digital Media
	Security	and Video	Total

Balance as of January 1, 2001	$9,747	$41,114	$50,861
Goodwill acquired during the period	—	3,340	3,340
Accumulated amortization of goodwill	(4,405)	(11,510)	(15,915)
Impairment loss	—	(26,332)	(26,332)

Balance as of December 31, 2001	5,342	6,612	11,954
Reclassification of assembled workforce in accordance with SFAS No. 142	88	58	146
Goodwill acquired during the period	860	—	860
Impairment loss	(6,290)	(6,670)	(12,960)

Balance as of December 31, 2002	$—	$—	$—

      Had the provisions of SFAS No. 142 been applied for the years ended December 31, 2001 and 2000, SCM’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	December 31, Years Ended

	2002	2001	2000

Net loss, as reported	$(49,074)	$(68,347)	$(4,709)
Add back amortization:
Trade name	—	1,123	538
Goodwill	—	11,178	3,632
Related income tax effect	—	(373)	(348)

Adjusted net loss	$(49,074)	$(56,419)	$(887)

Net loss per share:
Basic and diluted net loss per share, as reported	$(3.15)	$(4.46)	$(0.32)
Add back above amortization and related income tax effect	—	0.78	0.26

Adjusted basic and diluted net loss per share	$(3.15)	$(3.68)	$(0.06)

7. Lines of Credit

      The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.8 million as of December 31, 2002). The German line has no expiration date and bears interest at 7%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.3 million Euro (approximately $0.3 million as of December 31, 2002) which bears interest at 3.98% and has no expiration date. In addition, the Company has three separate overdraft facilities for its manufacturing facility of 4.0 million, 1.2 million and 5.9 million Singapore Dollars (approximately $2.3 million, $0.7 million and $3.4 million respectively) with base interest rates of 4.8%, 6.5% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2002.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Restructuring and Infrequent Charges

      During 2002, SCM incurred net restructuring and infrequent charges of approximately $3.8 million and $7.8 million, respectively, mainly due to costs incurred in preparation of the anticipated separation of the Company’s Digital Media and Video division, lease commitments, asset write downs and employee severance costs, legal settlements and certain foreign tax related matters.

      During 2001, SCM incurred restructuring and infrequent charges of approximately $3.4 million and $1.8 million, respectively, primarily relating to costs resulting from the consolidation of operations in various facilities and legal settlements and costs.

      The following summarizes the expenses related to these activities during 2002 and 2001 (in thousands):

			Asset
	Legal	Lease	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Provision for 2001	$1,830	$1,675	$336	$1,036	$387	$5,264
Changes in estimates	—	(15)	(53)	(2)	—	(70)

	1,830	1,660	283	1,034	387	5,194
Payments or write offs in 2001	(1,252)	(145)	(240)	(727)	(114)	(2,478)

Balances as of December 31, 2001	578	1,515	43	307	273	2,716
Provision for 2002	756	2,037	1,031	958	7,305	12,087
Changes in estimates	(183)	(229)	2	(16)	(30)	(456)

	573	1,808	1,033	942	7,275	11,631
Payments or write offs in 2002	(817)	(425)	(1,019)	(902)	(3,009)	(6,172)

Balances as of December 31, 2002	$334	$2,898	$57	$347	$4,539	$8,175

      Restructuring costs during 2002 consisted of approximately $1.8 million of costs related to lease commitments, $1.0 million of asset write downs and $0.9 million of severance costs relating to the outsourcing of logistics services for the Digital Media and Video division and the closure and relocation of certain SCM facilities. The severance costs related to the reduction in force of approximately 63 employees. Approximately 19 of these employees were from Operations, 35 were from Sales and Marketing, three were from Research and Development, and six were from General and Administrative functions. Approximately 45 were from the U.S., 13 from Europe and five from Asia.

      Infrequent charges during 2002 consisted of costs relating to the announced separation of the Digital Media and Video division of approximately $2.8 million for legal, accounting, and professional fees and $0.2 million of other related expenses, $4.2 million of provisions for foreign tax related charges arising from the non collectibility of tax related payments from customers and $0.6 million of legal settlement costs.

      Restructuring costs during 2001 were due to the consolidation of certain facilities and consisted of approximately $1.7 million for lease commitments, $0.3 million of fixed asset write-downs, $1.0 million of severance costs, and $0.4 million of legal costs. The severance costs related to the reduction in force of approximately 81 employees. Approximately 20 of these employees were from Operations, 40 were from Sales and Marketing, 13 were from Research and Development and eight were from General and Administrative functions. Approximately 44 were from the U.S., 19 from Asia and 18 were from Europe. Infrequent charges during 2001 of $1.8 million primarily consisted of legal settlements and related legal costs.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Stockholders’ Equity

Repurchase Plan

      In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. As of December 31, 2002, the Company had made repurchases under this program totaling approximately $0.7 million.

Stock Options

      Under the Company’s stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company’s common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 1,734,519 shares of common stock are currently reserved for future grant under the Plans.

1997 Employee Stock Purchase Plan

      Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), up to 871,887 shares of the Company’s common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2002, 2001 and 2000, a total of 110,454, 79,402 and 13,920 shares, respectively, were issued under the plan. As of December 31, 2002, 653,599 shares were available under the Purchase Plan for future issuance.

      Stock option activity during the periods indicated is as follows:

	Outstanding Options

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balances as of January 1, 2000 (423,693 exercisable at $19.73 per share)	2,299,164	$35.58
Options granted (weighted average fair value of $37.41 per share)	1,968,906	45.43
Options canceled	(531,478)	42.86
Options exercised	(291,041)	34.07

Balances as of December 31, 2000 (729,754 exercisable at $25.98 per share)	3,445,551	40.31
Options granted (weighted average fair value of $6.09 per share)	1,567,126	8.02
Options canceled	(1,003,139)	39.27
Options exercised	(66,389)	5.11

Balances as of December 31, 2001 (1,290,170 exercisable at $30.17 per share)	3,943,149	28.31
Options granted (weighted average fair value of $7.02 per share)	316,250	9.01
Options canceled	(827,510)	31.78
Options exercised	(43,669)	7.07

Balances as of December 31, 2002	3,388,220	$25.94

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding as of December 31, 2002:

		Contractual
	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 1.56 – $ 1.56	2,265	7.92	$1.56	2,265	$1.56
$ 3.90 – $ 4.68	31,223	7.92	4.50	29,722	4.49
$ 5.15 – $ 9.50	1,633,255	8.00	7.89	782,495	8.37
$10.74 – $17.84	143,377	8.59	13.71	38,412	14.06
$21.98 – $32.00	390,288	6.58	30.62	325,078	30.41
$39.06 – $57.88	1,039,221	7.27	48.17	511,857	47.27
$63.00 – $83.00	148,591	6.67	73.12	119,601	71.93

$ 1.56 – $83.00	3,388,220	7.58	$25.94	1,809,430	$27.58

Additional Stock Plan Information

      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company had adopted the fair value method. (See Note 1.) Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2002	2001	2000

Expected life	4 years	4 years	4 years
Risk-free interest rate	3.94%	4.45%	5.76%
Volatility	93%	86%	84%
Dividend yield	None	None	None

      The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2002	2001	2000

Expected life	6 months	6 months	6 months
Risk-free interest	2.00%	3.20%	5.72%
Volatility	89%	86%	82%
Dividend yield	None	None	None

      The weighted-average fair value of purchase rights granted under the Purchase Plan in 2002, 2001 and 2000 was $4.01, $4.89 and $18.63 per share, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock-based Compensation

      During fiscal 2000, Dazzle granted options to purchase 1,026,000 shares of Dazzle common stock with exercise prices below fair market value to employees. The Company recorded compensation expense of $30,000 related to these options in fiscal 2000. All of these options were replaced with options to purchase SCM options in connection with the acquisition of Dazzle. (See Note 2.)

      In connection with the acquisition of Dazzle, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All these options were fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant and were expensed on the grant date. During 2001, a number of employees who were granted options under the program described above left the Company. Deferred stock-based compensation was reduced by $2.5 million for these employees since the related unvested options were cancelled. The remaining deferred stock-based compensation is being amortized over the remaining vesting periods of these options. For the year ended December 31, 2002, 2001 and 2000, the Company expensed approximately $0.3 million, $0.7 million and $1.7 million, respectively, of the deferred stock-based compensation.

10. Income Taxes

      Loss before income taxes for domestic and non-U.S. operations is as follows (in thousands):

	2002	2001	2000

Net loss before income taxes:
U.S	$(31,383)	$(74,494)	$(15,276)
Foreign	(3,911)	(552)	9,535

Total loss before income taxes	$(35,294)	$(75,046)	$(5,741)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The benefit (provision) for income taxes consisted of the following (in thousands):

	2002	2001	2000

Deferred:
Federal	$(11,299)	$4,006	$981
State	(815)	963	393
Foreign	(615)	1,687	(391)

	(12,729)	6,656	983

Current:
Federal	—	—	—
State	—	—	—
Foreign	(1,051)	43	49

	(1,051)	43	49

Total benefit (provision) for income taxes	$(13,780)	$6,699	$1,032

      Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Accounts receivable allowances	$1,878	$1,988
Inventory reserve	341	436
Net operating loss carryforwards	27,957	19,915
Other accruals	5,919	1,716

	36,095	24,055
Less valuation allowance	(35,745)	(9,398)

	350	14,657
Deferred tax liability:
Other	(350)	(434)

	(350)	(434)

Net deferred tax asset	$—	$14,223

      Net operating losses of $10.2 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentives stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders’ equity when the Company generates taxable income.

      The increased valuation allowance in 2002 relates primarily to the Company’s determination that it is unable to conclude that all of the deferred tax assets are more likely than not to be realized from the results of operations. The valuation allowance does not impact the Company’s ability to utilize the underlying net

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards. The benefit for taxes reconciles to the amount computed by applying the statutory federal rate to income (loss) before income taxes as follows:

	2002	2001	2000

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	2%	1%	4%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	7%	5%	17%
Foreign research and development credit	—	1%	30%
Expenses not currently deductible for tax purposes	(2)%	(11)%	(62)%
Impairment of nondeductible goodwill and intangibles	(15)%	(16)%	—
Valuation allowance	(65)%	—	—
Other	—	(5)%	(6)%

Benefit (provision) for income taxes	(39)%	9%	17%

      The Company had net operating loss carryforwards of approximately $59.4 million and $34.8 million for federal and state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2022, and the California net operating loss carryforwards will expire in the years 2003 through 2007. Foreign net operating loss carryforwards were $22.8 million and will expire in years 2003 to 2007. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an “ownership change” as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary’s federal and California net operating loss carryforwards being subject to an annual limitation of approximately $0.3 million. Another ownership change resulted from the Company’s IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. Additionally, the use of net operating loss carryforwards of Dazzle and Microtech are both limited to approximately $0.6 million per year.

11. Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands).

	Years Ended December 31,

	2002	2001	2000

Net loss (numerator), basic and diluted	$(49,074)	$(68,347)	$(4,709)
Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted	15,597	15,319	14,641
Net loss per share:
Basic and diluted	$(3.15)	$(4.46)	$(0.32)

      Excluded from the computation of diluted EPS for the year ended December 31, 2002 are common equivalent shares resulting from the effect of 1,666,743 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $8.20 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 2001 are common equivalent shares resulting from the effect of 1,829,403 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $8.46 and $5.72 per

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 2000 are common equivalent shares resulting from the effect of 3,263,732 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. These options and warrants had a weighted average exercise price of $24.86 and $5.72 per share, respectively.

12. Segment Reporting, Geographic Information and Major Customers

      The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and Chief Financial Officer.

      Prior to January 1, 2002, management had aligned the Company’s organization along three business segments: Digital TV and Video, Digital Media and PC Security. Beginning in 2002 and going forward, the executive staff structured the operations around two businesses: Security, which comprises digital TV and PC security products; and Digital Media and Video, which comprises digital media and digital video products. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

      Summary information by segment for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Security:
Revenues	$78,989	$90,613	$52,014
Gross profit	28,593	26,127	18,633
Digital Media and Video:
Revenues	$98,708	$94,322	$105,820
Gross profit	22,950	22,486	34,338
Total:
Revenues	$177,697	$184,935	$157,834
Gross profit	51,543	48,613	52,971

      Additional information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

United States	$91,526	$77,551	$81,873
Europe	63,511	71,552	51,442
Asia-Pacific	22,660	35,832	24,519

	$177,697	$184,935	$157,834

      Geographic revenues are based on the country where the customers are located.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No customers exceeded 10% of total net revenue for 2002. One customer represented 11% of net revenue in 2001. No customers exceeded 10% of total net revenue for 2000.

13. Commitments

      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next fourteen years.

      Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows for the years ending (in thousands):

2003	$2,666
2004	2,332
2005	1,658
2006	1,232
2007	1,233
Thereafter	3,779

Total minimum lease payments	$12,900

      Rent expense was $3.4 million, $2.3 million and $1.9 million in 2002, 2001 and 2000, respectively.

      The Company provides warranties on certain product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

      Components of the reserve for warranty costs during the year ended December 31, 2002 were as follows (in thousands):

Balance at January 1, 2002	$747
Additions related to current period sales	646
Warranty costs incurred in the current period	(563)
Adjustments to accruals related to prior period sales	(141)

Balance at December 31, 2002	$689

14. Related Party Transactions

      During 2002, SCM has recognized revenue of approximately $2.0 million from sales to ActivCard S.A., a supplier of electronic identity and smart-card solutions. Although SCM is not a sole supplier of specific products to ActivCard, the companies do share the services of Steven Humphreys. Mr. Humphreys is both the CEO of ActivCard and the Chairman of SCM’s Board of Directors. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.

      During 2002, SCM has also recognized revenue of approximately $1.5 million from sales to Telenor Conax AS, a company engaged in the development and provision of smart-card based systems. Oystein Larsen serves as both CEO of Telenor Conax and is a board director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company discontinued sales of media and storage products as part of its announced separation of its Digital Media and Video division. This discontinuation included the sale of on hand, media and storage inventory to Pexagon, a company based in Connecticut. SCM recognized no revenue from these sales. The Company had an accounts receivable of $2.9 million at December 31, 2002 due from Pexagon. Brian Campbell, an executive vice president of the Company is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

      In 2001 and 2000, SCM made investments in Satup, a privately held satellite content distributor located in Weinstadt, Germany. During 2002, SCM recognized no revenue and had no accounts receivable due from Satup at December 31, 2002. During 2001, SCM recognized no revenue from Satup and had an accounts receivable of $0.3 million at December 31, 2001. During 2000, SCM recognized $0.3 million in revenue from Satup and had an accounts receivable of $0.4 million at December 31, 2000.

      In 2001 and 2000 SCM made investments in Spyrus, Inc., a privately held company which provides Internet identification and encryption solutions for e-business. As a result of these investments, SCM acquired Spyrus’ Series B preferred stock at a price of $0.10 per share. In connection with these transactions, three directors of SCM acquired additional Spyrus Series B preferred stock on the same terms as SCM. As of December 31, 2002 and 2001, SCM’s ownership of all outstanding shares of Spyrus was approximately 14.0% and 13.4%, respectively. Shares held by SCM’s directors represented approximately 2.8% of Spyrus’ outstanding common stock on an as converted basis. SCM has the right to appoint a director to Spyrus’ board of directors, and no member of SCM’s Board currently serves as SCM’s appointee.

15. Legal Proceedings

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

      In 2001, SCM paid cash for dispute resolution settlements and legal fees. The total amounts recorded for these items were $1.8 million. Such amounts are included in Restructuring and Infrequent Charges.

      In 2000, SCM issued 28,871 shares of common stock and paid cash for a contract termination, dispute resolution settlement and legal fees. The total amounts recorded for these items were $5.0 million. Such amounts are included in Restructuring and Infrequent Charges.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for 2002 and 2001 (in thousands, except per share data):

	Quarter ended

	March 31	June 30	September 30	December 31

	(unaudited)
2002:
Net revenue	$43,429	$44,969	$40,887	$48,412
Gross profit	14,580	14,995	12,009	9,959
Income (loss) from operations	77	3	(3,763)	(28,695)
Net income (loss)	113	286	(19,751)	(29,722)
Net income (loss) per share, basic	$0.01	$0.02	$(1.26)	$(1.90)
Net income (loss) per share, diluted	$0.01	$0.02	$(1.26)	$(1.90)
Shares used to compute basic net income (loss) per share	15,542	15,592	15,629	15,627
Shares used to compute diluted net income (loss) per share	16,211	16,096	15,629	15,627

	Quarter ended

	March 31	June 30	September 30	December 31

	(unaudited)
2002:
Net revenue	$45,107	$46,600	$46,471	$46,757
Gross profit	4,244	15,181	15,094	14,094
Loss from operations	(17,930)	(7,215)	(3,580)	(42,085)
Net loss	(18,354)	(5,217)	(2,047)	(42,729)
Net loss per share, basic and diluted	$(1.20)	$(0.34)	$(0.13)	$(2.78)
Shares used to compute basic and diluted net loss per share	15,269	15,318	15,335	15,355

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1*		Fourth Amended and Restated Certificate of Incorporation.
3.2*	****	Amended and Restated Bylaws of Registrant.
3.3*	*****	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1*		Form of Registrant’s Common Stock Certificate.
4.2*	*****	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company
10.1*		Form of Director and Officer Indemnification Agreement.
10.2*		1997 Stock Plan.
10.3*		1997 Employee Stock Purchase Plan.
10.4*		1997 Director Option Plan.
10.5*		1997 Stock Option Plan for French Employees.
10.6*		1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.7*	*	2000 Non-statutory Stock Option Plan
10.8*	*	LA Vision, Inc. 1997 Option Plan.
10.9*	*	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.10	**	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.11	*	Line of Credit, dated October 23, 1996, between Registrant and Deutsche Bank.
10.12	*	Line of Credit, dated December 3, 1996, between Registrant and BHF Bank.
10.13	***	Sublease Agreement, dated March 15, 2000 between Dazzle Multimedia, Inc. and Zitel Corporation.
10.14	***	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.15	*	Form of Employment Agreement between SCM GmbH and Messr. Schneider.
10.16	*†	Development and Supply Agreement, dated May 15, 1997, between Telenor Conax and Registrant.
10.17	*	License Agreement, dated September 5, 1997, between the Registrant and Gemplus.
10.18	*	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.19	****	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
21.1*	**	Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP, Independent Auditors.
99.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

**	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

***	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

****	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

*****	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

******	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.