Form 10-Q
period 2003-03-31
SCM MICROSYSTEMS INC
filed 2003-05-01
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 0-22689

SCM MICROSYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0444317 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

466 Kato Terrace, Fremont, CA 94539
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(510) 360- 2300
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

47211 Bayside Parkway, Fremont, CA 94538
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [   ]  No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No  [  ]

At April 23, 2003, 15,495,323 shares of common stock were outstanding.

1 of 41

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Net revenue	$31,026	$43,429
Cost of revenue	21,256	28,849

Gross profit	9,770	14,580

Operating expenses:
Research and development	3,451	2,851
Selling and marketing	7,050	6,427
General and administrative	3,214	4,147
Amortization of intangible assets	409	289
Restructuring and infrequent charges	353	789

Total operating expenses	14,477	14,503

Income (loss) from operations	(4,707)	77
Interest and other, net	1,089	(172)

Loss before income taxes	(3,618)	(95)
Benefit (provision) for income taxes	(106)	208

Net income (loss)	$(3,724)	$113

Basic net income (loss) per share	$(0.24)	$0.01

Diluted net income (loss) per share	$(0.24)	$0.01

Shares used to compute basic net income (loss) per share	15,551	15,542

Shares used to compute diluted net income (loss) per share	15,551	16,211

Comprehensive income (loss):
Net income (loss)	$(3,724)	$113
Unrealized gain on investments, net of deferred taxes	133	24
Foreign currency translation adjustment	(670)	203

Total comprehensive income(loss)	$(4,261)	$340

See notes to condensed consolidated financial statements.

2 of 41

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$51,300	$50,133
Short-term investments	4,557	5,384
Accounts receivable, net of allowances of $4,554 and $5,327 as of March 31, 2003 and December 31, 2002, respectively	19,645	31,254
Inventories	40,919	39,114
Other current assets	6,444	6,629

Total current assets	122,865	132,514
Property and equipment, net	9,146	9,124
Investments	429	—
Intangible assets, net	3,966	4,317
Other assets	2,881	2,662

Total assets	$139,287	$148,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,310	$21,470
Accrued compensation and related benefits	3,990	3,206
Accrued restructuring and infrequent charges	7,399	8,175
Accrued sales and marketing promotions	2,412	3,163
Other accrued expenses	9,910	9,989
Income taxes payable	2,603	2,514

Total current liabilities	43,624	48,517

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,495 and 15,582 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	225,608	225,608
Treasury stock	(923)	(674)
Deferred stock compensation	(344)	(417)
Accumulated deficit	(127,206)	(123,482)
Other cumulative comprehensive loss	(1,488)	(951)

Total stockholders’ equity	95,663	100,100

Total liabilities and stockholders’ equity	$139,287	$148,617

See notes to condensed consolidated financial statements.

3 of 41

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(3,724)	$113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	31
Depreciation and amortization	1,181	1,059
Loss on disposal of fixed assets	30	—
Amortization of deferred stock compensation	73	88
Changes in operating assets and liabilities:
Accounts receivable	11,563	4,044
Inventories	(1,723)	(4,582)
Other assets	99	(36)
Accounts payable	(4,116)	(983)
Accrued expenses	(1,082)	403
Income taxes payable	82	(257)

Net cash provided by (used in) operating activities	2,383	(120)

Cash flows from investing activities:
Capital expenditures	(790)	(438)
Proceeds from disposal of fixed assets	—	13
Purchase of long-term investments	(432)	—
Maturities of short-term investments	960	—
Purchases of short-term investments	—	(2,597)

Net cash used in investing activities	(262)	(3,022)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	—	26
Repurchase of common stock	(248)	—

Net cash provided by (used in) financing activities	(248)	26

Effect of exchange rates on cash and cash equivalents	(706)	666

Net increase (decrease) in cash and cash equivalents	1,167	(2,450)
Cash and cash equivalents at beginning of period	50,133	59,421

Cash and cash equivalents at end of period	$51,300	$56,971

Supplemental disclosures of cash flow information - cash paid for:
Income taxes	$6	$208

Interest	$4	$7

See notes to condensed consolidated financial statements.

4 of 41

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM”) December 31, 2002 Annual Report on Form 10-K.

     Reclassifications – Certain reclassifications have been made to the 2002 financial statement presentation to conform to the 2003 presentation.

2. SHORT-TERM AND STRATEGIC INVESTMENTS

     The Company’s available-for-sale short-term investments are as follows (in thousands):

	March 31, 2003			December 31, 2002

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain	Value	Cost	Gain (Loss)	Value

Corporate notes	$2,774	$12	$2,786	$3,769	$(25)	$3,744
U.S. government agencies	520	1	521	520	3	523

Total	$3,294	$13	$3,307	$4,289	$(22)	$4,267

     Strategic investments consist of corporate equity securities and investments in privately held companies, in which SCM holds less than 20% ownership and does not have the ability to exercise control, are accounted for by the cost method. Corporate securities are included in either short-term investments or long-term investments and stated at fair value based on quoted market price. Investments in privately held companies are included in long-term investments.

     Strategic investments designated as short-term consist of the following (in thousands):

	March 31,	December 31,

	2003	2002

Investment in SmartDisk, at fair value	$101	$121
Investment in ActivCard, at fair value	1,149	996

Total	$1,250	$1,117

5 of 41

     Strategic investments designated as long-term consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Investment in Cryptovision, at cost	$429	$—

     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short- and long-term. During 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk in obtaining additional funding, SCM determined that investments in SmartDisk and ActivCard were impaired. Accordingly, SCM wrote down these investments to their fair market value as of September 2002.

3. INVENTORIES

     Inventories consist of (in thousands):

	March 31,	December 31,

	2003	2002

Raw materials	$18,336	$16,733
Finished goods	22,583	22,381

	$40,919	$39,114

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     SCM adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting units carrying amount and no impairment was indicated.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the three months ended March 31, 2003 are as follows (in thousands):

		Digital
		Media and
	Security	Video	Total

Balance as of January 1, 2002	$5,342	$6,612	$11,954
Reclassification of assembled workforce in accordance with SFAS No. 142	88	58	146
Goodwill acquired during the period	860	—	860
Impairment loss	(6,290)	(6,670)	(12,960)

Balance as of December 31, 2002	—	—	—
Goodwill acquired during the period	—	—	—

Balance as of March 31, 2003	$—	$—	$—

6 of 41

     Intangible assets consist of the following (in thousands):

			March 31, 2003			December 31, 2002

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Core technology	60 months	$6,799	$(4,224)	$2,575	$6,764	$(3,949)	$—	$2,815
Customer relations	60 months	2,470	(1,161)	1,309	2,439	(1,033)	—	1,406
Trade name	Indefinite	—	—	—	4,191	(1,703)	(2,488)	—
Non-compete agreements	24 months	862	(780)	82	858	(762)	—	96

Total intangible assets		$10,131	$(6,165)	$3,966	$14,252	$(7,447)	$(2,488)	$4,317

     Amortization of intangible assets in the first quarter of 2003 was $0.4 million compared with $0.3 million for the same period of 2002.

     Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2003 (remaining 9 months)	$1,128
2004	1,130
2005	891
2006	575
2007	242

Total	$3,966

     Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $15.4 million in the fourth quarter of 2002 related to the goodwill and trade names acquired in past acquisitions in order to adjust goodwill and intangible assets to their estimated fair value as of December 31, 2002.

5. RESTRUCTURING AND INFREQUENT CHARGES

     In the first quarter of 2003 and 2002, SCM incurred net restructuring and infrequent charges of approximately $0.4 million and $0.8 million, respectively.

     Restructuring costs for the three months ended March 31, 2003 consisted of approximately $0.1 million for severance costs and asset write downs related to the closure and relocation of certain SCM facilities. These charges were in accordance with SFAS 146 and represent the total amount expected to be incurred in the restructuring action. The severance costs related to the reduction in force of approximately 11 employees. Approximately eight of these employees were from Operations, two from Research and Development and one from General and Administrative functions. Approximately 10 were from Asia and one from Europe. Restructuring costs for the three months ended March 31, 2002 consisted of approximately $0.3 million of severance costs relating to the termination of nine employees, eight in the United States and one in Europe. Approximately four employees were from Sales and Marketing, two from Operations, two from General and Administrative functions and one from Research and Development.

     Infrequent charges for the three months ended March 31, 2003 and March 31, 2002 consisted primarily of costs relating to the announced separation of the Digital Media and Video division of approximately $0.3 million and $0.4 million, respectively, for legal, accounting and professional fees. Infrequent charges for the three months ended March 31, 2002 also included $0.1 million of asset impairment.

7 of 41

     Accrued liabilities related to restructuring actions and infrequent activities during the first quarter of 2003 and during 2002 consist of the following (in thousands):

			Asset
	Legal	Lease	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$578	$1,515	$43	$307	$273	$2,716
Provision for 2002	756	2,037	1,031	958	7,305	12,087
Changes in estimates	(183)	(229)	2	(16)	(30)	(456)

	573	1,808	1,033	942	7,275	11,631
Payments or write offs in 2002	(817)	(425)	(1,019)	(902)	(3,009)	(6,172)

Balances as of December 31, 2002	334	2,898	57	347	4,539	8,175
Provision for Q1 2003	—	—	17	111	234	362
Changes in estimates	—	(25)	16	—	—	(9)

	—	(25)	33	111	234	353
Payments or write offs in Q1 2003	(334)	(223)	(32)	(400)	(140)	(1,129)

Balances as of March 31, 2003	$—	$2,650	$58	$58	$4,633	$7,399

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s fiscal year beginning January 1, 2003. The Company adopted the disclosure requirements of SFAS No. 148 in 2002. The Company has not yet determined the impact, if any, that SFAS No. 148 may have on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN No. 45 in 2002. (See Note 10 concerning the reserve for warranty costs.) The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the recognition and measurement provisions to have a material effect on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, the Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption did not have an impact on the historical results of operations or cash flows.

8 of 41

7. ACQUISITIONS

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

     Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The goodwill and trade name of $1.1 million were evaluated for impairment in accordance with SFAS No. 142 in the fourth quarter of 2002 and were written off. Intangible assets with definite lives are being amortized over their useful lives which range from two to five years.

     Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

8. STOCK BASED COMPENSATION

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18 under the fair value based method.

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

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

9 of 41

	Three months ended
	March 31,

	2003	2002

Net income (loss), as reported	$(3,724)	$113
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	73	51
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,224)	(9)

Pro forma net income (loss)	$(5,875)	$155

Net income (loss) per share, as reported - basic	$(0.24)	$0.01

Net income (loss) per share, as reported - diluted	$(0.24)	$0.01

Pro forma income (loss) per share, as reported - basic	$(0.38)	$0.01

Pro forma income (loss) per share, as reported - diluted	$(0.38)	$0.01

9. STOCK REPURCHASE PROGRAM

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. Repurchases during the three months ended March 31, 2003 totaled approximately $0.2 million and the total repurchases made by the Company under this program totaled $0.9 million as of March 31, 2003.

10. COMMITMENTS

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These agreements expire at various dates during the next fourteen years.

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

     Components of the reserve for warranty costs during the three months ended March 31, 2003 and the year ended December 31, 2002 were as follows (in thousands):

Balance at January 1, 2002	$747
Additions related to current period sales	646
Warranty costs incurred in the current period	(563)
Adjustments to accruals related to prior period sales	(141)

Balance at December 31, 2002	689
Additions related to current period sales	164
Warranty costs incurred in the current period	(214)
Adjustments to accruals related to prior period sales	(53)

Balance at March 31, 2003	$586

10 of 41

     11. SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

     Beginning in 2002 and going forward, we have structured our operations around two businesses: Security, which comprises our digital TV and PC security products, and Digital Media and Video, which comprises our digital media and digital video products. In the first quarter of 2003 and 2002, the executive staff reviewed financial information and business performance along these two reportable segments based on contribution or loss from operations before amortization of deferred compensation and intangible assets, interest and income taxes, not including non-recurring gains and losses. We do not include intercompany transfers between segments for management purposes.

     Summary information by segment for the quarters ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Security:
Revenues	$16,085	$22,381
Gross profit	6,779	9,103
Divisional operating expenses	7,187	6,456
Operating contribution (loss)	(408)	2,647
DMV:
Revenues	$14,941	$21,048
Gross profit	2,991	5,477
Divisional operating expenses	6,455	6,881
Operating loss	(3,464)	(1,404)
Total:
Revenues	$31,026	$43,429
Gross profit	9,770	14,580
Divisional operating expenses	13,642	13,337
Operating contribution (loss)	(3,872)	1,243

     A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is set forth below (in thousands):

	Three Months Ended March 31,

	2003	2002

Total operating contribution from reportable segments	$(3,872)	$1,243
Amortization of deferred stock compensation	73	88
Amortization of intangible assets	409	289
Restructuring and infrequent charges	353	789

Income (loss) from operations	(4,707)	77
Interest and other, net	1,089	(172)

Loss before income taxes	(3,618)	(95)
Benefit (provision) for income taxes	(106)	208

Net income (loss)	$(3,724)	$113

11 of 41

     Geographic revenues are based on the country where the revenue is recognized. Information regarding revenues by geographic region for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

United States	$13,431	$19,158
Europe	13,657	16,494
Asia-Pacific	3,938	7,777

	$31,026	$43,429

     Long-lived assets by geographic location as of March 31, 2003 and December 31, 2002, are as follows (in thousands):

	March 31,	December, 31
	2003	2002

Property and equipment, net:
United States	$1,735	$1,732
Europe	2,818	3,042
Asia-Pacific	4,593	4,350

Total	$9,146	$9,124

Intangible assets, net:
United States	$1,513	$1,763
Europe	2,453	2,554

Total	$3,966	$4,317

     Two customers represented 13% and 10% of SCM’s total net revenue for the quarter ended March 31, 2003. One customer represented 16% of SCM’s total net revenue for the quarter ended March 31, 2002.

12. RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2003 and 2002, SCM has recognized revenue of approximately $2.0 million and $0.2 million, respectively, from sales to ActivCard Corporation, a digital identity management software company. As of March 31, 2003 and December 31, 2002, accounts receivable amounts due from ActivCard were $1.5 million and $0.7 million, respectively. Although SCM is not a sole supplier of specific products to ActivCard, the companies do share the services of Steven Humphreys. Mr. Humphreys is both the Chairman and Chief Executive Officer of ActivCard and the Chairman of SCM’s Board of Directors. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.

     During the three months ended March 2003 and 2002, SCM has recognized revenue of approximately $0.2 million and $0.4 million, respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of March 31, 2003, there were no accounts receivable amounts due from Conax and as of December 31, 2002, the accounts receivable amounts due were $0.3 million. Oystein Larsen serves as the Executive Vice President, Business Development and New Business, of Conax and is a board director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

     During 2002, the Company discontinued sales of media and storage products as part of its announced separation of its Digital Media and Video division. This discontinuation included the sale of on hand, media and storage inventory to Pexagon, a company based in Connecticut. SCM recognized no revenue from these sales. As of March 31, 2003 and December 31, 2002, the Company had an accounts receivable due from Pexagon of $2.3 million and $2.9 million, respectively. Brian Campbell, an executive vice president of the Company is the majority shareholder

12 of 41

of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

13 of 41

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

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could effect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

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

     On February 28, 2002, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During 2002 we evaluated various strategies to separate the Digital Media and Video business, including a spin-off or sale. On October 25, 2002, we further announced that difficult market conditions had led us to conclude that the full value of the Digital Media and Video business was not realizable at that time. We continue to evaluate market and other conditions for the advisability of pursuing, and may elect to pursue, a possible spin-off or sale of the division, or a sale to management.

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

14 of 41

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

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Product return from distributors is subject to agreements allowing limited rights of return, rebates, and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given, and rebates, at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the distribution channel, and other related factors. The estimates and reserves for rebates and price protection are based on historical rates. While management believes we can make reliable estimates for these matters, nevertheless unsold products in these distribution channels are exposed to rapid changes in consumer preferences or technological obsolescence, product updates or competing products. Accordingly, it is possible that these estimates will change in the near future or that the actual amounts could vary materially from our estimates and that the amounts of such changes could seriously harm our business.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of SCM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If the level of total demand is less favorable than the projections or the mix of sales between products is different to that projected by management, additional inventory write-downs may be required. In 2002 SCM wrote down approximately $4.0 million of inventory based on such judgments.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus. Some of these investments are in publicly traded companies and some are in non-publicly traded companies, whose value is difficult to determine. SCM records an investment’s impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2002 SCM realized impairment charges of approximately $1.8 million related to our investments.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, Goodwill and Other Intangibles Assets, and is required to analyze our goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2002 we recorded $15.4 million of asset impairment based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of the SCM’s net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets on a quarterly basis. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, reducing our 2002 net income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate.

15 of 41

•	SCM accrues the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1 2003, we adopted SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002 the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for our fiscal year beginning January 1, 2003. We adopted the disclosure requirements of SFAS No. 148 in 2002. We have not yet determined the impact, if any, that SFAS No. 148 may have on our financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, SCM adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and the adoption did not have an impact on the historical results of operations or cash flows.

Acquisitions

     During 2002 we made the following acquisition:

Towitoko AG

     On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in our

16 of 41

results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million. At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete.

     Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-compete agreements entered into in connection with the acquisition are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill of $1.1 million were evaluated for impairment in the fourth quarter of 2002 and were written off. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

RESULTS OF OPERATIONS

     Net Revenue. Net revenue for the quarter ended March 31, 2003 was $31.0 million, compared with $43.4 million for the first three months of 2002, a decrease of 29%. The decrease in revenue in the first quarter of 2003 compared with the same quarter in 2002 was due to decreased shipments of both our Security products and our Digital Media and Video products.

     Summary information by segment for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended

	March 31,

	2003	2002

Security:
Revenues	$16,085	$22,381
Gross profit	6,779	9,103
Gross profit %	42%	41%
Digital Media and Video:
Revenues	$14,941	$21,048
Gross profit	2,991	5,477
Gross profit %	20%	26%
Total:
Revenues	$31,026	$43,429
Gross profit	9,770	14,580
Gross profit %	31%	34%

     Revenue from our Security division was $16.1 million in the first quarter of 2003, down $6.3 million, or 28%, from revenue of $22.4 million in the first quarter of 2002. This decrease reflects weaker demand across our Security business, including our conditional access modules used in European digital TV broadcast decryption as well as our smart card reader products, which are sold both to the U.S. government and to corporations and financial institutions worldwide. Sales of our smart card readers decreased primarily due to lower orders related to the U.S. government’s Common Access Program, which slowed deployments in the first quarter. Revenue from our Digital Media and Video division was $14.9 million in the first quarter of 2003, down $6.1 million, or 29%, from revenue of $21.0 million in the first quarter of 2002. Decreased sales in this division reflect a generally weaker retail market, especially in North America and the U.K.

     Sales to SCM’s top 10 customers accounted for 60% and 50% of total net revenues in the first quarter of 2003 and 2002, respectively.

     Gross Profit. Gross profit for the first quarter of 2003 was $9.8 million, or 31% of total net revenue, compared with $14.6 million, or 34%, for the first quarter of 2002. The decrease in gross profit in both absolute dollars and

17 of 41

percentage of revenues was due to lower revenues in the 2003 quarter, as well as higher costs of products sold, in the Digital Media and Video division arising from high redemption rates on rebate programs run during the quarter. Gross profit for our Security products was $6.8 million, or 42% in the first quarter of 2003, and gross profit for our Digital Media and Video products was $3.0 million, or 20% of revenue. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the first quarter of 2003, research and development expenses were $3.5 million, compared with $2.9 million in the first quarter of 2002, an increase of 21%. As a percentage of total net revenue, research and development expenses were 11% and 7% in the first quarter of 2003 and 2002, respectively. The increase in absolute amounts was primarily due to increased investment in our Security division’s Indian and European research centers. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and advertising and other marketing costs. Selling and marketing expenses for the first quarter of 2003 were $7.1 million, or 23% of net revenues, compared with $6.4 million in the first quarter of 2002, or 15% of net revenues, an increase of 10%. This increase in absolute amounts of $0.6 million in 2003 is primarily due to increased headcount in selling and marketing costs in our Security Division in the U.S. and Europe, as well as promotional activities in our Digital Media and Video division.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the first quarter of 2003, general and administrative expenses were $3.2 million, a decrease of 22% compared with $4.1 million in the first quarter of 2002, and representing 10% of total net revenue in the each of the first quarters of 2003 and 2002. This decrease in the absolute amount in 2003 compared to the same quarter in 2002 was primarily due to a decrease in expense for allowances of doubtful accounts receivable of $0.5 million, combined with reduced office administration and associated expenses related to the restructuring activities completed in 2002. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

     Segment Operating Expenses. Throughout 2002, SCM organized, reported and measured our operating performance within two separate divisions: Security, and Digital Media and Video. Segment operating expenses include research and development, sales and marketing, and general and administrative. Operating expenses that are directly attributable to a division have been reported within that division. Shared operating expenses, such as facility and general and administrative costs have been allocated by management using consistent and reasonable assumptions. For detail of segment operating expenses prepared in accordance with G.A.A.P., see Note 11 in Item 1.

Security operating expenses for the first quarter of 2003 were $7.2 million, compared with $6.5 million in the first quarter of 2002, an increase of 11%. The increase was primarily due to higher headcount and associated personnel costs in both sales and marketing and research and development functions.

Digital Media and Video expenses for the first quarter of 2003 were $6.5 million, compared with $6.9 million in the first quarter of 2002, a decrease of 6%. This decrease was primarily due to reduced sales and marketing costs resulting from lower revenue levels for the period.

     Amortization of Intangible Assets. Amortization of intangible assets in the first quarter of 2003 was $0.4 million compared with $0.3 million for the same period of 2002. Since our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we have ceased to amortize goodwill and indefinite-lived intangible assets that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for all of fiscal 2003 is expected to be approximately $1.5 million.

18 of 41

     Restructuring and Infrequent Charges. During the first quarter of 2003, SCM incurred restructuring and infrequent charges of $0.4 million. These expenses were primarily related to legal and consulting costs of $0.3 million related to the announced separation of our Digital Media and Video Division and $0.1 million relating to severance and other costs relating to reduction in workforce. During the first quarter of 2002, SCM incurred restructuring and infrequent charges of $0.8 million. These expenses consisted of $0.4 million related to legal and consulting costs in connection with the announced separation of our Digital Media and Video division, $0.3 million related to severance and other costs, and $0.1 million related to an asset impairment.

     Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt and foreign currency gains or losses. In the first quarter of 2003, interest and other income net, was $1.1 million, compared to a net expense of $0.2 million in the first quarter of 2002. Net interest income for the first quarter of 2003 was $0.2 million compared to $0.3 million for the same period in 2002. The decrease was primarily the result of lower average investable cash balances and lower interest rates. Foreign currency transaction gains for the first quarter of 2003 were $1.0 million compared to losses of $0.4 million for the first quarter of 2002. Gains in the first quarter of 2003 were primarily a result of favorable rate changes for the U.S. dollar compared to the Singapore dollar and the euro. The foreign exchange loss in the first quarter of 2002 was primarily due to unfavorable rate changes for the Singapore dollar and the British pound compared to the United States dollar. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary.

     Benefit/Provision for Income Taxes. The provision for income taxes in the first quarter of 2003 was $0.1 million, compared to an income tax benefit of $0.2 million in the first quarter of 2002. The charge for the period was a result of taxes payable in foreign jurisdictions, which are not offset by operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, our working capital, which is defined as current assets less current liabilities, was $79.2 million compared to our working capital of $84.0 million as of December 31, 2002. Working capital decreased in the first quarter of 2003 by approximately $4.8 million, due to a decrease in accounts receivable of $11.6 million, partially offset by an increase in inventory of $1.7 million and a decrease in current liabilities of $5.1 million.

     Cash and cash equivalents increased by $1.2 million during the first quarter of 2003, primarily due to cash provided by operating activities of $2.4 million being partially offset by cash used in investing activities of $0.3 million and in financing activities of $0.2 million, and the effect of exchange rates on cash and cash equivalents of $0.7 million. Cash provided by operations of $2.4 million was primarily due to a $3.7 million net loss, the adding back of depreciation and amortization of $1.2 million, and the amortization of deferred stock compensation of $0.1 million, decreases in accounts receivable of $11.6 million and in other assets of $0.1 million, and an increase in income taxes payable of $0.1 million. These were offset by an increase in inventories of $1.7 million and decreases in accounts payable of $4.1 million and accrued expenses of $1.1 million. Cash used in investing activities was primarily for capital expenditures of $0.8 million offset by $0.5 million provided by net short-term investments. Cash used in financing activities was primarily for the repurchase of common stock of $0.2 million.

     We have a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.8 million as of March 31, 2003). The German line has no expiration date and bears interest at 6%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.3 million euros (approximately $0.3 million as of March 31, 2003) which bears interest at 3.86% and has no expiration date. In addition, the Company has three separate overdraft facilities for the Company’s manufacturing facility of 4.0 million, 1.2 million and 5.9 million Singapore dollars (approximately $2.3 million, $0.7 million and $3.3 million as of March 31, 2003) with base interest rates of 4.8%, 6.5% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of March 31, 2003.

     During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program under which up to $5 million may be used to purchase shares of SCM’s stock on the open market in the United States or Germany

19 of 41

from time to time over the next two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. As of March 21, 2003, we had repurchased 199,400 shares of our common stock for an aggregate of $0.9 million pursuant to this program.

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

20 of 41

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

     We have a history of losses with an accumulated deficit of $127.2 million as of March 31, 2003. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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

21 of 41

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

     Over the past several quarters, economic conditions in the United States have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. In our Security business, decreased demand in the European digital television market has contributed to declining and lower than expected revenue. If this trend continues, future revenues and results of operation in our Security business will be adversely affected. Also, current market forecasts for consumer spending in 2003 indicate that demand may decrease for our digital media and video products sold through the retail and OEM channels. Actual reductions or constrained rate of growth in consumer spending impacts our OEM business as well as our retail business because our OEM customers may reduce or cancel orders for our products if their own visibility of future orders is compromised by decreased demand or if increased pricing pressures force them to reduce costs by ceasing to bundle our products along with their own. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a material adverse effect on our operating results.

There are risks associated with our decision to separate our Digital Media and Video business and our Security business.

     On February 28, 2002, we announced our intention to create two distinct businesses within SCM, a Security business and a Digital Media and Video business. In addition, we announced our intention to separate our Digital Media and Video business as an independent entity and make our Security business the core focus of our strategy going forward. During 2002, we restructured our internal organization in order to manage separately our Security and Digital Media and Video businesses. On October 25, 2002, we further announced that difficult market conditions had led us to conclude that the full value of the Digital Media and Video business was not realizable at that time. We have continued to evaluate various options to separate the Digital Media and Video business, including trade sale, a spin-off or a sale of the business to management, in order to determine which will maximize value for our stockholders. Continued weak performance in the capital markets has made it difficult to predict the timing and success of either of these options. If the capital markets do not stabilize, we may not be able to successfully create a public market for the Digital Media and Video business, and potential acquirers may not be able to secure funding to purchase the business. Other factors, such as the Digital Media and Video business’s operating performance, may affect our ability to sell or spin off the business.

     If we are unable to properly implement the separation, our revenue and results of operations and our stock price could be adversely affected. The implementation requires management to make and effect several administrative and employment-related decisions efficiently. If we do not implement these decisions efficiently, our operating results could be adversely affected. Furthermore, there is no assurance that, if we do implement the separation efficiently, we will realize the benefits we contemplate from it. If we do not realize these benefits, our operations could be adversely affected and our stock price could decline. Risks related to our separation strategy include:

•	the separation process and results thereof occupy a significant portion of senior management time and effort and may distract management and employees from the operation of our businesses;

•	the separation could be further delayed or cancelled;

22 of 41

•	we may incur accounting charges in connection with the separation;

•	as a result of the separation, or our customers’ perceptions about the announced separation, we may be unable to sell and required to write off some of our existing Digital Media and Video inventory;

•	as a result of the separation, or our customers’ perceptions about the announced separation, we may be unable to collect and required to write off some of our existing accounts receivable;

•	our separation strategy could be perceived negatively by our customers or cause them to choose our competitors’ products instead of ours;

•	implementation of the separation strategy could make it more difficult for us to retain employees and may otherwise adversely affect employee morale; and

•	adverse market perception of the separation or the delay in separation may cause our stock price to decline.

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

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from April 24, 2002 to April 23, 2003, the reported sale prices for our common stock on the Nasdaq market ranged between $13.90 and $2.50 per share. Volatility in our stock price may result from a number of factors, including:

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

23 of 41

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

If we do not achieve our targeted levels of revenues or anticipate the correct mix of products that will be sold we may be required to record further charges related to excess inventories.

     Due to the unpredictable nature of the demand for our products in both our Security and Digital Media and Video businesses we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. In order to minimize the negative financial impact of this excess production we may be required to significantly reduce the sales price of the product to increase demand which in turn could result in a reduction in the value of the original inventory purchase. This could result in a charge adversely impacting our cost of revenues and financial condition.

     During 2002 we recorded charges related to inventory in our Digital Media and Video division due in part to the reduced demand for specific products. The relatively large number of products in the portfolio of this division increases the complexity of forecasting which in turn increases the risk that certain products may be purchased that become excess to demand. The announced separation of the Digital Media and Video Division may impact further our ability within that division to effectively execute adequate inventory forecasting and management, and failure of execution may result in further inventory related charges.

24 of 41

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

25 of 41

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

26 of 41

Revenues in our Security division depend on U.S. government budgetary allocations for information technology (IT) projects.

     We sell a significant proportion of our Security products to the U.S. government. Expenditures on IT projects has varied in the past and we expect it to continue in the future. As a result of shifting defense priorities, U.S. government spending may be reallocated away from IT projects, such as the Common Access Card Program. For example, sales of our smart card readers decreased during the first quarter of 2003 because the U.S. government’s Common Access Program slowed deployments. The slowing of such government projects could negatively impact our sales.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

     Our products are generally targeted at OEM customers in the consumer electronics, computer, digital appliance, digital media and television broadcasting industries, and to retail distributors. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 60% of our total net revenue in the three months ended March 31, 2003. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business or digital media and video business, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

We face risks related to our dependence on a retail distribution model for distribution of our Digital Media and Video products.

     We now sell a significant percentage of our Digital Media and Video products through our retail channel. Direct retail distribution creates risks for us including:

•	exposure to demand cycles caused as a result of seasonal or economic trends;

•	generally lower margins for products due to, among other factors, greater price competition and increased promotional and distribution costs;

•	higher cost of revenue than projected as a result of unexpectedly high levels of participation in rebate or other promotional programs we use to stimulate sales;

•	the need to develop, and the related marketing expense of developing brand recognition for our Dazzle branded products;

•	reliance on our retail distributors maintaining appropriate levels of our products to meet consumer demand;

•	difficulties associated with assessing appropriate product return reserves;

•	the risk that, if we lower our prices, we would have to compensate distributors or retailers who bought our products at higher prices;

•	risks associated with retailers and distributors selling our competitors’ products, including the risk that retailers and distributors may not recommend, or continue to recommend, our products;

•	the need to protect the reputation of our brands for quality and value; and

•	the need to successfully and cost-effectively maintain current retail channels and develop new retail distribution channels for these products.

     For instance, in the first quarter of 2003 cost of revenues in our Digital Media and Video division were adversely affected by high redemption rates on rebate programs we ran during the quarter.

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

27 of 41

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

28 of 41

retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future.

Our OEM customers may develop technology similar to ours, resulting in a reduction in related customer purchases, canceled orders and direct competition from these customers.

     We sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers as well as increased competition for our products in the marketplace. For example, in the past, SanDisk Corporation purchased various digital media reader/writer products from us and marketed them under the SanDisk brand. In the first quarter of 2001, SanDisk began marketing digital media reader/writers that they had developed internally and canceled orders for our products. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers.

The increased size and complexity of our businesses may create significant burdens on our systems.

     Our business has grown substantially, with net revenue increasing from $23.6 million in 1995 to $177.7 million in 2002. We have expanded our Security business from solutions for the PC platform to include solutions for the digital television platform and have entered into the digital media and video markets. During 2002, we reorganized our internal operations into two distinct business divisions to better address the demands of our different markets and prepare for the separation of our Digital Media and Video business. These two divisions are led by separate management teams and share only a few employees and operational resources. Managing them independently requires skilled management and substantial resources. To address our need for additional resources and because of various acquisitions, we have increased in size from 67 employees at December 31, 1995 to 480 as of March 31, 2003.

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

29 of 41

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

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 48%, 58% and 48% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively, and approximately 57% and 56% of our revenues for the three months ended March 31, 2003 and 2002, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, including:

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

30 of 41

We could lose money and our stock price could decrease as a result of write downs of our strategic investments.

     We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments, including ActivCard, SmartDisk, Spyrus and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter. Total strategic investments were $1.7 million at March 31, 2003.

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

Our business could suffer if we or our third-party manufacturers cannot meet their performance obligations.

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

31 of 41

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

We must manage and coordinate our relationships with our third-party distribution service properly.

     We have recently contracted with a third-party distribution service to package and distribute our Digital Media and Video products to the retail channel. Timely distribution to our retail customers requires coordination between our third-party distribution service, SCM and our contract manufacturers. Our failure to coordinate the logistics of product production, pack-out and distribution for our customers, or our failure to manage the relationship between ourselves and our contract distributor, could result in late or incorrect shipments to customers, and this could harm our business.

We have a limited number of suppliers of key components.

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of TEMIC, Philips and Atmel to produce our ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers, and we purchase digital video compression chips from Zoran and LSI Logic and digital video editing software from Main Concept, DVD Cre8 and Cineform. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Some of these suppliers have experienced and are continuing to experience financial difficulties. Disruption or termination of the supply of these components or software could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

32 of 41

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

33 of 41

procedures may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that we will incur a material loss or losses as a result of the weakening financial condition of one or more of our customers.

External factors such as the SARS virus and potential terrorist attacks could have a material adverse effect on the U.S. and global economies.

     Concerns about the SARS virus and the possibility of potential terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty resulting from these concerns may continue to negatively impact consumer as well as business confidence at least in the short term.

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

34 of 41

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

     SCM’s foreign currency transactional gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

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

     At March 31, 2003, we had $51.3 million in cash and cash equivalents and $4.6 million in short term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2002, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 4.      Controls and Procedures

Evaluation and disclosure controls and procedures

     Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

     There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

35 of 41

PART II:     OTHER INFORMATION

Item 1.      Legal Proceedings

Not applicable.

Item 2.      Changes in Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults upon Senior Securities

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

                  (a)     Exhibits.

Exhibit
Number	Description of Document

3.1*	Fourth Amended and Restated Certificate of Incorporation.

3.2***	Amended and Restated Bylaws of Registrant.

3.3****	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2****	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.20*****	Shuttle Technology Group Unapproved Share Option Scheme

10.21	Lease dated March 3, 2003 between SCM Microsystems, Inc and CarrAmerica Realty Corporation.

10.22	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.

21.1**	Subsidiaries of the Registrant.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

36 of 41

**	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

***	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

****	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

*****	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(b)	Reports on Form 8-K

A current report on the Form 8-K was filed pursuant to the Securities and Exchange Act of 1934, as amended, on April 24, 2003, reporting under Item 5 the announcement that on April 24, 2003, SCM Microsystems issued a press release regarding its financial results for the first quarter of 2003.

37 of 41

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC.

Date: April 30, 2003

/s/ ANDREW WARNER Andrew Warner
Vice President, Finance and Chief Financial
Officer (Principal Financial and Accounting
Officer)

38 of 41

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ ROBERT SCHNEIDER Robert Schneider
Chief Executive Officer

39 of 41

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ ANDREW WARNER Andrew Warner
Vice President, Finance and Chief Financial Officer

40 of 41

EXHIBIT INDEX

Exhibit No.	Description

10.21	Lease dated March 3, 2003 between SCM Microsystems, Inc and CarrAmerica Realty Corporation.

10.22	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

41 of 41