Form 10-Q
period 2003-06-30
SCM MICROSYSTEMS INC
filed 2003-08-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________TO_______________

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

At August 7, 2003, 15,160,877 shares of common stock were outstanding.

1 of 39

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
Item 3. Quantitative and Qualitative Disclosure about Market Risk Foreign Currencies
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.2
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$19,331	$23,709	$38,053	$47,611
Cost of revenue	12,555	13,875	23,121	27,940

Gross profit	6,776	9,834	14,932	19,671

Operating expenses:
Research and development	2,491	2,145	4,929	4,116
Selling and marketing	2,917	2,532	5,824	4,703
General and administrative	3,171	2,724	5,893	5,662
Amortization of intangible assets	281	149	554	253
Restructuring and infrequent charges	2,098	1,408	2,426	1,963

Total operating expenses	10,958	8,958	19,626	16,697

Income (loss) from operations	(4,182)	876	(4,694)	2,974
Loss on investments	(460)	—	(460)	—
Interest and other income (expense), net	(277)	(628)	445	(513)

Income (loss) from continuing operations before income taxes	(4,919)	248	(4,709)	2,461
Benefit (provision) for income taxes	(115)	99	(221)	169

Net income (loss) from continuing operations	(5,034)	347	(4,930)	2,630
Loss from discontinued operations, net of income taxes	(5,311)	(61)	(9,140)	(2,231)
Loss on sale of discontinued operations	(5,889)	—	(5,889)	—

Net income (loss)	$(16,234)	$286	$(19,959)	$399

Net income (loss) per share from continuing operations:
Basic	$(0.33)	$0.02	$(0.32)	$0.17
Diluted	$(0.33)	$0.02	$(0.32)	$0.16

Loss per share from discontinued operations:
Basic and diluted	$(0.73)	$(0.00)	$(0.97)	$(0.14)

Net income (loss) per share:
Basic	$(1.06)	$0.02	$(1.29)	$0.03
Diluted	$(1.06)	$0.02	$(1.29)	$0.02

Shares used to compute basic net income (loss) per share	15,293	15,592	15,421	15,567

Shares used to compute diluted net income (loss) per share	15,293	16,096	15,421	16,154

Comprehensive income (loss):
Net income (loss)	$(16,234)	$286	$(19,959)	$399
Unrealized gain (loss) on investments, net of deferred taxes	(85)	(427)	49	(403)
Foreign currency translation adjustment	793	2,867	123	3,070

Total comprehensive income (loss)	$(15,526)	$2,726	$(19,787)	$3,066

See notes to condensed consolidated financial statements.

2 of 39

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$42,938	$50,133
Short-term investments	5,684	5,384
Accounts receivable, net of allowances of $5,016 and $5,327 as of June 30, 2003 and December 31, 2002, respectively	13,154	31,254
Inventories	8,400	39,114
Other current assets	4,310	6,629
Assets of discontinued operations held for sale	25,995	—

Total current assets	100,481	132,514
Property and equipment, net	8,768	9,124
Intangible assets, net	3,448	4,317
Other assets	5,823	2,662

Total assets	$118,520	$148,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,991	$21,470
Accrued compensation and related benefits	3,963	3,206
Accrued royalties	2,886	2,107
Accrued restructuring and infrequent charges	9,519	8,175
Accrued sales and marketing promotions	3,465	3,163
Other accrued expenses	6,413	7,882
Income taxes payable	2,697	2,514

Total current liabilities	39,934	48,517

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,161 and 15,582 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	225,756	225,608
Treasury stock	(2,778)	(674)
Deferred stock compensation	(188)	(417)
Accumulated deficit	(143,441)	(123,482)
Other cumulative comprehensive loss	(779)	(951)

Total stockholders’ equity	78,586	100,100

Total liabilities and stockholders’ equity	$118,520	$148,617

See notes to condensed consolidated financial statements.

3 of 39

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(19,959)	$399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	15,029	2,231
Deferred income taxes		56
Depreciation and amortization	1,889	987
Loss on investments	460	—
Loss on disposal of fixed assets	40	13
Amortization of deferred stock compensation	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,088	2,091
Inventories	5,969	(6,008)
Other assets	(3)	896
Accounts payable	(2,527)	560
Accrued expenses	(1,630)	447
Income taxes payable	(362)	(410)

Net cash provided by operating activities from continuing operations	2,994	1,262

Net cash provided by (used in) operating activities from discontinued operations	(5,896)	1,790

Net cash provided by (used in) operating activities	(2,902)	3,052

Cash flows from investing activities:
Capital expenditures	(967)	(104)
Proceeds from disposal of fixed assets	4	—
Purchase of long-term investments	(432)	—
Business acquired, net of cash received	—	(4,096)
Maturities of short-term investments	960	491
Purchases of short-term investments	(1,262)	(4,322)

Net cash used in investing activities from continuing operations	(1,697)	(8,031)

Net cash used in investing activities from discontinued operations	(236)	(231)

Net cash used in investing activities	(1,933)	(8,262)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	267	929
Repurchase of common stock	(2,104)	—

Net cash provided by (used in) financing activities	(1,837)	929

Effect of exchange rates on cash and cash equivalents	(523)	1,248

Net decrease in cash and cash equivalents	(7,195)	(3,033)
Cash and cash equivalents at beginning of period	50,133	59,421

Cash and cash equivalents at end of period	$42,938	$56,388

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$51	$369

Interest	$5	$11

See notes to condensed consolidated financial statements.

4 of 39

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) December 31, 2002 Annual Report on Form 10-K.

2.	DISCONTINUED OPERATIONS

     In conjunction with a strategy to focus on its core Security business, in the second quarter of 2003, the Company’s Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. On July 25, 2003, the Company completed the sale of selected assets of its digital video business, including all product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”). In return, Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued at $21.5 million. The purchase price is subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle will register the shares with the Securities and Exchange Commission (“SEC”) and SCM will sell them over a period of several months. If the value received from the sale of the Pinnacle shares is less than $21.5 million, excluding the cash adjustments for inventory, backlog, receivables and prorated royalty fees, Pinnacle will compensate SCM in cash to reach the $21.5 million level. Should the sale of Pinnacle stock yield more than $21.5 million, excluding the cash adjustments for inventory, backlog, receivables and prorated royalty fees, SCM will compensate Pinnacle for the excess value received. On August 1, 2003, the Company completed the sale of its consumer digital media reader business to Zio Corporation, which will purchase and distribute existing inventories of digital media readers and also will assume certain liabilities and supply arrangements for the planned disposition of reader inventory.

     As a result, the Company accounted for the consumer Digital Media and Video business as a discontinued operation in the second quarter of fiscal 2003, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM operates in one principal segment: Security. For comparability, certain 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the consumer Digital Media and Video business during 2002. In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets for the consumer Digital Media and Video business are considered a “disposal group” and are no longer being depreciated.

5 of 39

     The operating results for the discontinued operations of the consumer Digital Media and Video business for the three and six months ended June 30, 2003 and 2002, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$9,430	$21,260	$21,733	$40,787
Operating loss	$(5,728)	$(873)	$(9,924)	$(2,894)
Net loss before income taxes	$(5,311)	$(236)	$(9,140)	$(2,544)
Income tax benefit	$—	$175	$—	$313
Loss from discontinued operations	$(5,311)	$(61)	$(9,140)	$(2,231)

3.	SHORT-TERM AND STRATEGIC INVESTMENTS

     The Company’s available-for-sale short-term investments are as follows (in thousands):

	June 30, 2003			December 31, 2002

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

Corporate notes	$4,046	$21	$4,067	$3,769	$(25)	$3,744
U.S. government agencies	520	(1)	519	520	3	523

Total	$4,566	$20	$4,586	$4,289	$(22)	$4,267

     Strategic investments consist of corporate equity securities and investments in privately held companies, in which SCM holds less than 20% ownership and does not have the ability to exercise control, are accounted for by the cost method. Corporate securities are included in either short-term investments or long-term investments and stated at fair value based on quoted market price.

     Strategic investments designated as short-term consist of the following (in thousands):

	June 30, 2003	December 31 2002

Investment in SmartDisk, at fair value	$—	$121
Investment in ActivCard, at fair value	1,098	996

Total	$1,098	$1,117

     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short and long term. During 2003 and 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk and Cryptovision in obtaining additional funding, SCM determined that investments in SmartDisk, Cryptovision and ActivCard were impaired. Accordingly, in 2003 SCM wrote off the investments in SmartDisk and Cryptovision and in 2002 wrote down the investments in SmartDisk and ActivCard to their fair market value as of September 2002.

6 of 39

4.	INVENTORIES

               Inventories consist of (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$4,592	$16,733
Finished goods	3,808	22,381

	$8,400	$39,114

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

     SCM adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, at the beginning of 2002 the Company identified two reporting units which constituted components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting units carrying amount and no impairment was indicated. In the second quarter of 2003, the Company disposed of one of the two reporting units and now operates in one principal segment only: Security.

     Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $15.4 million in the fourth quarter of 2002 related to the goodwill and trade names acquired in past acquisitions in order to adjust goodwill and intangible assets to their estimated fair value as of December 31, 2002. During the second quarter of 2003, the Company wrote off intangible assets of $0.3 million related to the disposition of the consumer Digital Media and Video business.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

		Discontinued
	Security	Operations	Total

Balance as of January 1, 2002	$5,342	$6,612	$11,954
Reclassification of assembled workforce in accordance with SFAS No. 142	88	58	146
Goodwill acquired during the period	860	—	860
Impairment loss	(6,290)	(6,670)	(12,960)

Balance as of December 31, 2002	—	—	—
Goodwill acquired during the period	—	—	—

Balance as of June 30, 2003	$—	$—	$—

     Intangible assets consist of the following (in thousands):

		June 30, 2003			December 31, 2002

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Core technology	60 months	$3,673	$(1,521)	$2,152	$6,764	$(3,949)	$—	$2,815
Customer relations	60 months	1,662	(435)	1,227	2,439	(1,033)	—	1,406
Trade name	Indefinite	—	—	—	4,191	(1,703)	(2,488)	—
Non-compete agreements	24 months	153	(84)	69	858	(762)	—	96

Total intangible assets		$5,488	$(2,040)	$3,448	$14,252	$(7,447)	$(2,488)	$4,317

7 of 39

     Amortization of intangible assets in the first six months of 2003 was $0.6 million compared with $0.3 million for the same period of 2002.

     Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2003 (remaining 6 months)	$572
2004	1,096
2005	918
2006	607
2007	255

Total	$3,448

6.   RESTRUCTURING AND INFREQUENT CHARGES

     In the first six months of 2003 and during 2002, SCM incurred net restructuring and infrequent charges related to continuing Security operations of approximately $2.4 million and $8.5 million, respectively, as well as charges related to discontinued operations of $2.3 million and $3.1 million, respectively.

     Accrued liabilities related to restructuring actions and infrequent activities during the first two quarters of 2003 and during 2002 consist of the following (in thousands):

      Continuing Security Operations:

			Asset
	Legal	Lease	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$—	$310	$—	$307	$6	$623

Provision for 2002	25	674	214	575	7,159	8,647
Changes in estimates	(25)	(38)	1	(16)	(30)	(108)

	—	636	215	559	7,129	8,539
Payments or write offs in 2002	—	(85)	(200)	(618)	(2,603)	(3,506)

Balances as of December 31, 2002	—	861	15	248	4,532	5,656
Provision for Q1 2003	—	—	—	103	235	338
Changes in estimates	—	(9)	—	—	—	(9)
Payments or write offs in Q1 2003	—	10	1	(348)	(141)	(478)

Balances as of March 31, 2003	—	862	16	3	4,626	5,507
Provision for Q2 2003	—	284	139	1,381	318	2,122
Changes in estimates	—	(21)	—	(3)	—	(24)
Payments or write offs in Q2 2003	—	(109)	(110)	(123)	(1,456)	(1,798)

Balances as of June 30, 2003	$—	$1,016	$45	$1,258	$3,488	$5,807

8 of 39

       Discontinued Operations:

			Asset
	Legal	Lease	Write			Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$578	$1,205	$43	$—	$267	$2,093

Provision for 2002	731	1,363	817	383	145	3,439
Changes in estimates	(158)	(190)	—			(348)

	573	1,173	817	383	145	3,091
Payments or write offs in 2002	(817)	(340)	(818)	(284)	(406)	(2,665)

Balances as of December 31, 2002	334	2,038	42	99	6	2,519
Provision for Q1 2003	—	—	18	7	—	25
Changes in estimates	—	(16)	16	—	—	—
Payments or write offs in Q1 2003	(334)	(233)	(34)	(51)	—	(652)

Balances as of March 31, 2003	—	1,789	42	55	6	1,892
Provision for Q2 2003	—	—	102	545	1,673	2,320
Changes in estimates	—	(40)	6	—	(6)	(40)
Payments or write offs in Q2 2003	—	(156)	(95)	(195)	(14)	(460)

Balances as of June 30, 2003	$—	$1,593	$55	$405	$1,659	$3,712

     Restructuring costs related to continuing Security operations for the three months ended June 30, 2003 consisted of approximately $1.4 million for severance costs, $0.3 million of lease commitments, and $0.1 million of asset write-downs related to the closure and relocation of certain SCM facilities. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and the Company expects to complete the planned restructuring actions during the next six months and to incur additional charges of approximately $2.0 to $4.0 million. The severance costs related to the reduction in force of ten employees. One of these employees was from Operations, two were from Sales and Marketing, three from Research and Development, and four from General and Administrative functions. Four were from the United States and six from Europe. Restructuring costs for the three months ended June 30, 2002 consisted of severance costs of approximately $34,000 related to the reduction in force of five employees in Asia. Four of these employees were from Sales and Marketing and one was from Operations.

     Restructuring costs related to continuing Security operations for the three months ended March 31, 2003 primarily consisted of $0.1 million of severance costs related to the reduction in force of 11 employees. Eight of these employees were from Operations, two from Research and Development and one from General and Administrative functions. Ten were from Asia and one from Europe. Restructuring costs for the three months ended March 31, 2002 consisted of approximately $0.2 million of severance costs relating to the termination of two employees from the Sales and Marketing function in the United States.

     Infrequent charges related to continuing Security operations for the three months ended June 30, 2003 and 2002 were $0.3 million and $1.4 million respectively. For the three months ended March 31, 2003 and 2002, infrequent charges were $0.2 million and $0.3 million, respectively. These charges consisted primarily of legal and professional costs relating to the announced separation of the Digital Media and Video division.

     Exit costs related to discontinued operations for the three months ended June 30, 2003 consisted of approximately $1.7 million of legal and professional fees, $0.5 million for severance costs and $0.1 million of asset write-downs. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and the Company expects to incur additional charges during the next six months of approximately $13.0 to $18.0 million for exit costs. The severance costs related to the reduction in force of 17 employees. Fourteen of these employees were from Sales and Marketing and three from General and Administrative functions. Two were from the United States and 15 from Europe. Restructuring costs for the three months ended June 30, 2002 consisted of severance costs of $0.1 million related to the reduction in force of 15 employees. Eleven of these employees were from Sales and Marketing, two from Research and Development, and two from General and Administrative functions. Seven were from the United States and eight were from Europe.

9 of 39

     Restructuring costs related to discontinued operations for the three months ended March 31, 2003 of $25,000 consisted primarily of asset write-downs. Restructuring and infrequent charges for the three months ended March 31, 2002 of $0.2 million consisted primarily of $0.1 million of asset write-downs and $0.1 million of severance related to the termination of seven employees. Two were from Operations, one from Research and Development, two from Sales and Marketing, and two from General and Administrative functions. Six were from the United States and one from Europe.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact of FIN No. 46 on its financial position, results of operations and cash flows.

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s fiscal year beginning January 1, 2003. The Company adopted the disclosure requirements of SFAS No. 148 in 2002. The Company has not yet determined the impact, if any, that SFAS No. 148 may have on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN No. 45 in 2002. (See Note 11 concerning the reserve for warranty costs.) The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the recognition and measurement provisions to have a material effect on its financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, the Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have an impact on the Company’s historical results of operations or cash flows.

8.	ACQUISITIONS

     On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and Towitoko’s results of operations were included in

10 of 39

SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

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

9.	STOCK-BASED COMPENSATION

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

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

11 of 39

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(16,234)	$286	$(19,959)	$399
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	37	51	110	103
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(550)	(1,886)	(2,774)	(1,896)

Pro forma net loss	$(16,747)	$(1,549)	$(22,623)	$(1,394)

Net income (loss) per share, as reported - basic	$(1.06)	$0.02	$(1.29)	$0.03

Net income (loss) per share, as reported - diluted	$(1.06)	$0.02	$(1.29)	$0.02

Pro forma loss per share - basic and diluted	$(1.10)	$(0.10)	$(1.47)	$(0.09)

10.	STOCK REPURCHASE PROGRAM

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. Repurchases during the three and six months ended June 30, 2003 totaled approximately $1.9 million and $2.1 million respectively. Total repurchases made by the Company under this program totaled $2.8 million as of June 30, 2003.

11.	COMMITMENTS

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

     Components of the reserve for warranty costs during the six months ended June 30, 2003 and the year ended December 31, 2002 were as follows (in thousands):

	Continuing
	Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2002	$465	$282	$747
Additions related to current period sales	540	106	646
Warranty costs incurred in the current period	(466)	(97)	(563)
Adjustments to accruals related to prior period sales	(116)	(25)	(141)

Balance at December 31, 2002	423	266	689
Additions related to current period sales	158	205	363
Warranty costs incurred in the current period	(165)	(130)	(295)
Adjustments to accruals related to prior period sales	(41)	(33)	(74)

Balance at June 30, 2003	$375	$308	$683

12 of 39

12.	SEGMENT REPORTING, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     SCM adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within SCM for making operating decisions and assessing financial performance. Our chief operating decision maker is considered to be the executive staff consisting of the Chief Executive Officer and Chief Financial Officer.

     In conjunction with a strategy to focus on its core Security business, in the second quarter of 2003 the Company’s Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. The Company completed the sale of its digital video business to Pinnacle Systems on July 25, 2003 and received 1,866,851 shares valued at $21.5 million. The sale is subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. The Company completed the sale of its consumer digital media reader business to Zio Corporation on August 1, 2003. As a result, the Company accounted for the consumer Digital Media and Video business as a discontinued operation in the second quarter of fiscal 2003, and all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM operates in one principal segment: Security.

     Geographic revenues are based on the country where the revenue is recognized. Information regarding revenues by geographic region for the three- and six-month periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

United States	$5,202	$7,114	$9,782	$12,106
Europe	11,234	13,737	21,831	26,102
Asia-Pacific	2,895	2,858	6,440	9,403

	$19,331	$23,709	$38,053	$47,611

     Long-lived assets by geographic location as of June 30, 2003 and December 31, 2002, are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Property and equipment, net:
United States	$1,570	$1,732
Europe	2,729	3,042
Asia-Pacific	4,469	4,350

Total	$8,768	$9,124

Intangible assets, net:
United States	$1,001	$1,763
Europe	2,447	2,554

Total	$3,448	$4,317

     Two customers represented 19% and 14% of SCM’s total net revenue for the second quarter of 2003 and two customers each represented 18% of SCM’s total net revenue for the first six months of 2003. Four customers represented 23%, 15%, 14% and 11% of total net revenue for the three months ended June 30, 2002 and one customer represented 26% of total revenue for the six months ended June 30, 2002.

13 of 39

13.	RELATED PARTY TRANSACTIONS

     During the three months ended June 30, 2003 and 2002, SCM has recognized revenue of approximately $0.8 million and $0.2 million, respectively, from sales to ActivCard Corporation, a digital identity management software company. During the six months ended June 30, 2003 and 2002, SCM has recognized revenue of approximately $2.8 million and $0.4 million, respectively, from sales to ActivCard. As of June 30, 2003 and December 31, 2002, accounts receivable amounts due from ActivCard were $0.1 million and $0.7 million, respectively. Although SCM is not a sole supplier of specific products to ActivCard, the companies do share the services of Steven Humphreys. Mr. Humphreys is both the Chairman and Chief Executive Officer of ActivCard and the Chairman of SCM’s Board of Directors. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.

     During the three months ended June 30, 2003 and 2002, SCM has recognized revenue of approximately $0.2 million and $0.4 million, respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. During the six months ended June 30, 2003 and 2002, SCM has recognized revenue of approximately $0.4 million and $0.8 million, respectively, from sales to Conax. As of June 30, 2003, there were no accounts receivable amounts due from Conax and as of December 31, 2002, the accounts receivable amounts due were $0.3 million. Oystein Larsen serves as the Executive Vice President, Business Development and New Business, of Conax and is a board director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

     During 2002, the Company discontinued sales of media and storage products as part of its announced separation of its Digital Media and Video business. This discontinuation included the sale of on hand, media and storage inventory to Pexagon, a company based in Connecticut. SCM recognized no revenue from these sales. As of June 30, 2003 and December 31, 2002, the Company had an accounts receivable due from Pexagon of $1.4 million and $2.9 million, respectively. Brian Campbell, a former Executive Vice President of the Company, is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

     On August 1, 2003, the Company completed the sale of its consumer digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement.

14 of 39

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

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2003.

Overview

     Prior to the second quarter of 2003, SCM operated in two segments, Security, and Digital Media and Video. In conjunction with a strategy to focus on our core Security business, in the second quarter of 2003 our Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. We completed the sale of our consumer digital video business to Pinnacle Systems on July 25, 2003 and completed the sale of our consumer digital media reader business to Zio Corporation on August 1, 2003. As a result, we accounted for the consumer Digital Media and Video business as a discontinued operation in the second quarter of fiscal 2003, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM operates in one principal segment: Security.

     In our continuing Security business, we design, develop and sell hardware, software and silicon that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the smart card-based security markets for digital TV and PC/network access. Our target customers are primarily original equipment manufacturers, or OEMs, in the consumer electronics, computer and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide. SCM was organized in Delaware in 1996.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about

15 of 39

the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If the level of total demand is less favorable than the projections or the mix of sales between products is different to that projected by management, additional inventory write-downs may be required. Based on such judgments, we wrote down approximately $2.0 million of inventory in 2002 and $0.8 million of inventory in the first six months of 2003.

•	SCM holds minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus. Some of these investments are in publicly traded companies and some are in non-publicly traded companies, whose value is difficult to determine. We record an investment’s impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We realized impairment charges of approximately $1.2 million related to our investments in 2002, and $0.5 million in the first six months of 2003.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, Goodwill and Other Intangibles Assets, and is required to analyze our goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2002 we recorded $6.6 million of asset impairment based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of SCM’s net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. We evaluate the realizability of the deferred tax assets on a quarterly basis. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, reducing our 2002 net income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our consumer Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on Security may limit our ability to utilize current deferred tax assets.

•	SCM accrues the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

16 of 39

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002 the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact of FIN No. 46 on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for SCM’s fiscal year beginning January 1, 2003. We adopted the disclosure requirements of SFAS No. 148 in 2002. We have not yet determined the impact, if any, that SFAS No. 148 may have on our financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, SCM adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have an impact on our historical results of operations or cash flows.

Acquisitions

     On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and Towitoko’s results of operations were included in our results of operations since the date of acquisition. In connection with the acquisition, SCM incurred acquisition

17 of 39

costs of approximately $0.1 million. At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete.

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

RESULTS OF OPERATIONS

     Net Revenue. Net revenues consist of sales of conditional access modules and equipment test tools used in digital TV broadcast decryption; smart card readers used to provide secure access to PCs and networks in the government, enterprise and financial sectors; and ASIC technology and other products used for accessing digital media content. Net revenue for the quarter ended June 30, 2003 was $19.3 million, compared with $23.7 million for the second quarter of 2002, a decrease of 18%. This decrease reflects weaker demand both for our conditional access modules and for our smart card reader products. Sales of our smart card readers declined primarily due to lower orders related to the U.S. government’s Common Access Program, which decreased levels of deployments in the second quarter of 2003 compared with the same period of the previous year. We expect that sales of our conditional access modules and smart card readers will continue to be under pressure over the next several quarters as a result of economic conditions and the pace of technology transitions in our markets.

     For the first six months of 2003, net revenue was $38.1 million, compared with $47.6 million for the first six months of 2002, a decrease of 20%. This decrease was primarily related to lower sales of our conditional access modules following the loss of a significant customer in Europe. Sales of our smart card reader products were also lower in the first six months of 2003 compared with the same period of 2002, due to the decreased level of deployments under the U.S. government’s Common Access Card program.

     Sales to SCM’s top 10 customers accounted for 64% and 67% of total net revenues in the three- and six-month periods of 2003, respectively, with sales to our largest customer accounting for 19% and 18% of total net revenues, respectively, during those periods. This compares with 88% and 81% of total net revenues coming from our top ten customers in the three- and six-month periods of 2002, respectively, with sales to our largest customer accounting for 23% and 26% of total net revenues, respectively, during those periods.

     Gross Profit. Gross profit for the second quarter of 2003 was $6.8 million, or 35% of total net revenue, compared with $9.8 million, or 41%, for the second quarter of 2002. Gross profit in the first six months of 2003 was $15.0 million, or 39% of total net revenue, compared with $19.7 million, or 41%, for the first six months of 2002. The decrease in gross profit in percentage of revenue in the second quarter, as well as the first six months of 2003, was primarily due to the write down of inventory of approximately $0.8 million for a digital TV customer in Europe whose sales did not meet forecast. Lower revenues in the three- and six-month periods of 2003 versus the prior year’s period also contributed to lower gross profit in absolute dollars.

     Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, inventory write-downs, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the second quarter of 2003, research and development expenses were $2.5 million, or 13% of total net revenue, compared with $2.1 million, or 9% of total net revenue, in the second quarter of 2002, an increase of 16%. For the first six months of 2003, research and development expenses were $4.9 million, or 13% of total net revenue, compared with $4.1 million, or 9% of revenue for the first six months of 2002. The increase in absolute amounts was primarily due to

18 of 39

the integration of research and development headcount from the acquisition of Towitoko in May 2002. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and other marketing costs. Selling and marketing expenses for the second quarter of 2003 were $2.9 million, or 15% of total net revenue, compared with $2.5 million, or 11% of revenue in the second quarter of 2002, an increase of 15%. For the first six months of 2003, selling and marketing expenses were $5.8 million, or 15% of total net revenue, compared with $4.7 million, or 10% of revenue for the first six months of 2002, an increase of 24%. The increase in absolute dollars in 2003 was primarily due to increased headcount and program costs and headcount in Europe associated with the acquisition of Towitoko in May 2002.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the second quarter of 2003, general and administrative expenses were $3.2 million, or 16% of total net revenue, compared with $2.7 million, or 11% of revenue in the second quarter of 2002, an increase of 16%. For the first six months of 2003, general and administrative expenses were $5.9 million or 15% of total net revenue, compared with $5.7 million or 12% of revenue in the first six months of 2002. The increase in absolute amounts in 2003 compared to the same period in 2002 was primarily due to increased administrative costs associated with the Towitoko acquisition as well as increased facility costs in India and Japan. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

     Amortization of Intangible Assets. Amortization of intangible assets in the second quarter of 2003 was $0.3 million, compared with $0.1 million for the same period of 2002. For the first six months of 2003, amortization of intangible assets was $0.6 million, compared with $0.3 million for the first six months of 2002. Since our adoption on January 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, we have ceased to amortize goodwill and indefinite-lived intangible assets that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for all of fiscal 2003 is expected to be approximately $1.1 million.

     Restructuring and Infrequent Charges. During the second quarter of 2003 and for the six months ended June 30, 2003, SCM incurred restructuring and infrequent charges of $2.1 million and $2.4 million, respectively. In the second quarter of 2003, these charges primarily related to the restructuring of our continuing Security operations along functional lines, following the announced sale of our consumer Digital Media and Video business. These charges included facility closure costs of $0.4 million, severance of $1.4 million and legal and professional fees of $0.3 million. In the first quarter of 2003, restructuring and infrequent charges included severance of $0.1 million and $0.2 million of legal and professional fees. During the second quarter of 2002 and for the six months ended June 30, 2002, SCM incurred restructuring and infrequent charges of $1.4 million and $2.0 million, respectively. In the second quarter of 2002, restructuring and infrequent charges primarily consisted of $1.4 million of legal and professional fees related to the announced separation of the Digital Media and Video division. In the first quarter of 2002, these charges related to $0.2 million of severance and $0.4 million of legal and professional fees.

     During the second half of 2003, we expect to incur restructuring and infrequent charges of between $2.0 million and $4.0 million in connection with the restructuring of our continuing Security operations.

     Loss on Investments. During the second quarter of 2003, we wrote off our investment in Cryptovision.

     Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, other income and expenses, and foreign currency gains or losses. In the second quarter of 2003, interest and other, net, was a loss of $0.3 million, compared to a loss of $0.6 million in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, interest and other, net, was a gain of $0.4 million compared to a loss of $0.5 million. Foreign currency transaction losses for the second quarter of 2003 were $0.4 million, compared to losses of $1.0 million for the second quarter of 2002. For the six months ended June 30, 2003, foreign currency transaction gains were $0.3 million, compared to losses of $1.1 million for the same period in 2002. Gains in 2003 were primarily a result of favorable rate changes for the U.S. dollar compared to the Singapore dollar and the euro. The foreign exchange losses in 2002 were primarily due to unfavorable rate changes for the U.S. dollar compared to the Singapore dollar and the British pound. These gains and losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Interest income for the

19 of 39

three months ended June 30, 2003 and 2002 was $0.1 million and $0.4 million, respectively, and for the six months ended June 30, 2003 and 2002, interest income was $0.3 and $0.6 million, respectively, The decrease in interest income in 2003 was primarily as a result of lower average investable cash balances and lower interest rates.

     Benefit/Provision for Income Taxes. The provision for income taxes in the second quarter of 2003 was $0.1 million, compared to an income tax benefit of $0.3 million in the second quarter of 2002. The provision for income taxes in the first six months of 2003 was $0.2 million, compared with a benefit of $0.5 million in the first six months of 2002.

     Discontinued Operations. We recently completed two transactions to sell our consumer Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our consumer digital media reader business to Zio Corporation. Net revenue for the consumer Digital Media and Video business for the quarter ended June 30, 2003 and 2002, was $9.4 million and $21.3 million, respectively. Operating loss for the same periods was $5.7 million and $0.9 million and net loss was $5.3 million and $0.1 million, respectively.

     For the six months ended June 30, 2003 and 2002, net revenue for the consumer Digital Media and Video business was $21.7 million and $40.8 million, respectively. Operating loss for the same periods was $9.9 million and $2.9 million and net loss was $9.1 million and $2.2 million, respectively.

     During the quarter ended June 30, 2003, net loss on disposal of the consumer Digital Media and Video was $5.9 million and included net inventory write-downs of $1.8 million, asset write-downs of $1.5 million, increased liabilities of $0.4 million, severance of $0.5 million and transactional costs to sell the businesses of $1.7 million.

     During the second half of 2003, we expect to incur charges of between $18 million and $20 million related to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, our working capital, which we have defined as current assets less current liabilities, was $60.5 million compared to our working capital of $84.0 million as of December 31, 2002. Working capital decreased in the first six months of 2003 by approximately $23.5 million due to a decrease in current assets of $32.0 million, partially offset by a decrease in current liabilities of $8.5 million.

     Cash and cash equivalents decreased by $7.2 million during the first six months of 2003, primarily due to cash used in operating activities of $2.9 million, cash used in investing activities of $1.9 million, cash used in financing activities of $1.8 million, and the effect of exchange rates on cash and cash equivalents of $0.5 million. Cash provided by continuing operations of $3.0 million was primarily due to a $20.0 million net loss, the adding back of loss from discontinued operations of $15.0 million, depreciation and amortization of $1.9 million, loss on investments of $0.5 million, and decreases in accounts receivable of $4.1 million and inventories of $6.0 million. These were partially offset by decreases in accounts payable of $2.5 million, accrued expenses of $1.6 million, and income taxes payable of $0.4 million. Cash used in operating activities from discontinued operations was $5.9 million. Cash used in investing activities from continuing operations was primarily for capital expenditures of $1.0 million, purchases of long term investments of $0.4 million, and net purchases of short term investments of $0.3 million. Cash used in investing activities from discontinued operations was $0.2 million for capital expenditures. Cash used in financing activities was primarily for the repurchase of common stock of $2.1 million offset by issuance of equity securities of $0.3 million.

     We have a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million euros (approximately $0.9 million as of June 30, 2003). The German line has no expiration date and bears interest at 6%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.3 million euros (approximately $0.3 million as of June 30, 2003) which bears interest at 3.63% and has no expiration date. In addition, we have three separate overdraft facilities for our manufacturing facility of 4.0 million, 1.2 million and 5.9 million Singapore dollars (approximately $2.3 million, $0.7 million and $3.4 million as of June 30, 2003) with base interest rates of 4.8%, 6.5% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of June 30, 2003.

20 of 39

     During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program under which up to $5 million may be used to purchase shares of SCM’s stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. As of June 30, 2003, we had repurchased 618,400 shares of our common stock for an aggregate of $2.8 million pursuant to this program.

     In the second half of 2003, we expect to make cash disbursements of between $18.0 million and $25.0 million related to the disposition of our consumer Digital Media and Video business and the restructuring of our continuing Security business, some of which relate to charges already taken. In the second half of 2003, we also expect to generate approximately $25.5 million of cash from the sale of Pinnacle stock and from the Zio transaction, substantially all of which we expect to generate in the fourth quarter of 2003 and thereafter. As a result, we expect our cash balances to decrease significantly in the third quarter of 2003 and then increase in the fourth quarter of 2003 and thereafter as we receive cash amounts related to the disposition of our consumer Digital Media and Video business. For a description of related risks, you should read, “Factors that May Affect Future Operating Results – There Are Risks Related to Our Ability to Collect the Proceeds of the Disposition of Our Consumer Digital Media and Video Business.”

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

21 of 39

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

     We have a history of losses with an accumulated deficit of $143.4 million as of June 30, 2003. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly operating results will likely fluctuate.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive may be tied to our customers’ budgetary cycles or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, our disposition of the consumer Digital Media and Video business, litigation and write-down of investments or inventory.

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

     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers have tended to

22 of 39

make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand for our products or for our customers’ products, decreasing our revenue and causing customers to decrease or cancel orders to us or to delay payment.

     Over the past several quarters, economic conditions worldwide have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. Decreased demand in the European digital television market has contributed to declining and lower than expected sales of our conditional access modules. In the U.S. and in Europe, economic conditions have continued to delay or minimize deployments of smart card readers by corporations and financial institutions. These trends have had an adverse effect on our revenues during 2002 and 2003, and we expect these trends to continue to adversely affect sales during the second half of 2003. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a material adverse effect on our operating results.

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

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from August 1, 2002 to July 31, 2003, the reported sale prices for our common stock on the Nasdaq market ranged between $10.18 and $2.50 per share. Volatility in our stock price may result from a number of factors, including:

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

23 of 39

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

Sales of our products depend on the development of several emerging markets.

     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, revenue and gross profit margins in our business could level off or decline. We cannot predict the future growth rate, if any, or size or composition of the market for our products. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

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

     For instance, we believe that, over time, the European digital television industry will transition to removable, modular security, and that our business will benefit from this transition. However, as this transition occurs, we believe that large television operators in Europe are struggling financially because of their high-cost delivery models and that smaller operators have also been adversely affected by turmoil in the industry. We believe these factors have contributed to revenue declines over the past year in our business. If these conditions continue, the revenue and results of operations in our business could continue to be adversely affected.

There are risks related to our transition following the disposition of our consumer Digital Media and Video business.

     We recently sold substantially all of the assets related to our consumer Digital Media and Video business. Net revenues from our Digital Media and Video business were 56% of our total net revenues in 2002. Our senior management must adjust to managing a smaller company with less of a retail emphasis, greater dependence on fewer customers, a higher percentage of international sales and higher potential volatility in operational results due to a smaller revenue and cost base. If we fail to manage these risks effectively, our operating results and financial position could be adversely affected.

There are risks related to the restructuring of our continuing Security business.

     We also are restructuring our continuing Security business. Related risks include the following:

•	we may fail to realize the benefits we anticipate from the restructuring;

•	we have incurred and will incur significant cash and non-cash charges related to severance payments, contract cancellations and facilities closures;

•	the restructuring could occupy a significant portion of senior management’s time and may distract management and employees from ongoing operations; and

•	our restructuring could make it more difficult for us to retain employees or maintain employee morale.

24 of 39

There are risks related to our ability to collect the proceeds of the disposition of our consumer Digital Media and Video business.

     We recently sold substantially all of the assets related to the digital video portion of our consumer Digital Media and Video business to Pinnacle Systems. We received $21.5 million of Pinnacle stock as consideration for this sale, which we expect to sell before the end of 2003. If we do not receive the sales proceeds when expected, our financial position could be adversely affected. Our agreement with Pinnacle requires Pinnacle to pay us the shortfall in cash if our aggregate gross proceeds from these sales are less than $21.5 million. We are also required to make cash repayments to Pinnacle for any proceeds received in excess of $21.5 million. However, realization of these proceeds is subject to the following risks:

•	We intend to sell the shares pursuant to an effective registration statement, which Pinnacle has agreed to file with the SEC. However, the registration statement may not be declared effective in a timely manner. Furthermore, in some circumstances Pinnacle may suspend our ability to make sales pursuant to the registration statement. Our agreement with Pinnacle allows us to sell shares privately in some circumstances when the registration statement is not available. However, we may be unable to locate a private buyer willing to purchase shares privately, particularly a large block of shares.

•	We have agreed to indemnify Pinnacle for breaches of representations, warranties and covenants we made to Pinnacle in the agreement and for losses Pinnacle incurs related to liabilities we retained and other related matters.

•	The Pinnacle agreement includes a purchase price adjustment provision based on measurements of inventory, backlog, receivables and prorated royalty fees. Depending on the results of these measurements, we may be required to make a cash payment to Pinnacle or Pinnacle may be required to make a cash payment to us.

•	If Pinnacle’s stock price or trading volume declines significantly and Pinnacle otherwise experiences financial difficulties, we may have difficulty disposing of the shares of Pinnacle stock that we own, and Pinnacle may have difficulty complying with its obligation to pay us the shortfall that results.

     We also recently agreed to sell substantially all of the assets related to the consumer digital media reader portion of our Digital Media and Video business to Zio Corporation. Our agreement with Zio required only a small initial cash payment from Zio. Zio is obligated to pay the remainder of the consideration over time, and the amount of consideration we receive depends in large part on Zio’s success. Zio is a newly formed entity, and there is no assurance that it will be successful. As a result, there is no assurance that we will receive a meaningful amount of cash from the transaction with Zio.

     Our agreement with Zio includes provisions for Zio to purchase and distribute existing inventories of SCM digital media readers, and to make payments to SCM for readers they purchase from us. Under the agreement, SCM is responsible for collecting accounts receivable for digital media readers sold into the retail channel prior to the sale of this business to Zio. Zio is a newly formed entity, and there is no assurance that it will be successful. If Zio is unsuccessful at distributing SCM digital media readers or does not purchase readers from us, we may be required to take further write downs to inventory associated with our discontinued operations. If we are unable to collect accounts receivable from customers who received digital media readers from us prior to the sale of this business to Zio, we may be required to take further write downs to accounts receivable associated with discontinued operations.

A significant portion of our sales comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.

     Our products are generally targeted at OEM customers in the consumer electronics, computer and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, sales to our top 10 customers accounted for approximately 64% of our total net revenue in the three months ended June 30, 2003. The divestiture of our consumer Digital Media and Video business increases our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant OEM or retail customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could result in decreased revenues and/or

25 of 39

inventory or receivables write-offs and otherwise harm our business and operating results. For instance, lower sales of our conditional access modules in the first half of 2003 compared with the first half of 2002 were primarily due to the loss of a significant customer in Europe.

If we do not achieve our targeted levels of revenues or anticipate the correct mix of products that will be sold we may be required to record further charges related to excess inventories.

     Due to the unpredictable nature of the demand for our products, we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. In order to minimize the negative financial impact of this excess production, we may be required to significantly reduce the sales price of the product to increase demand, which in turn could result in a reduction in the value of the original inventory purchase. This could result in a charge adversely impacting our cost of revenues and financial condition.

We rely on our strategic relationships.

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

     The markets for our products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements. Our customers’ needs change and new products are introduced frequently. Product life cycles are short and industry standards are still evolving. These rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process in a timely basis, or risk losing current and any future business from our customers.

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

26 of 39

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

     We believe that competition in our markets is likely to intensify as a result of increasing demand for the type of products we offer. We currently experience competition from a number of companies. Our competitors include: Advanced Card Systems, Gemplus, O2Micro, OmniKey and STMicroelectronics in smart card readers, ASICs and universal smart card reader interfaces .

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

Our smart card reader sales largely depend on U.S. government budgetary allocations for information technology (IT) projects.

     We sell a significant proportion of our smart card reader products to the U.S. government. Expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing of such government projects could negatively impact our sales. For instance, sales of our smart card reader products were lower in the first six months of 2003 compared with the same period in 2003 due to the decreased level of deployments under the U.S. government’s Common Access Card program.

We may have to take back unsold inventory from our customers.

     Although our contractual obligations to accept returned products from our customers are limited, if consumer demand is less than anticipated these customers may ask that we accept returned products that the customers do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, and although the products are in good working order, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory or of products that were specifically designed for a single customer. In this regard, we incurred charges related to inventory write-downs in the second half of 2002 and the first half of 2003.

27 of 39

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

     Our initial sales cycle for a new customer usually takes three to six months. During this sales cycle, we may expend substantial financial resources and our management’s time and effort with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors that we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers would limit our receipt of new revenue and might cause us to expend more resources to obtain new customer wins.

We face risks associated with our past and future acquisitions.

     A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. In the second quarter of 2002, we acquired Towitoko AG, a leading supplier of smart card-based security solutions for home banking and private PC access in

28 of 39

the German-speaking market. We may buy or make investments in additional complementary companies, products and technologies. Any acquisition could expose us to significant risks.

Use of Cash or Issuance of Securities

     A potential investment is likely to result in the use of our limited cash balances or require that we issue debt or equity securities to fund the acquisition. Future equity financings would be dilutive to the existing holders of our common stock, and future debt financings could involve restrictive covenants, and we may be unable to obtain debt financing on favorable terms or at all.

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

We conduct the majority of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our business sales.

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 70% of our revenues for the year ended December 31, 2002, and approximately 74% and 75% of our revenues for the six months ended June 30, 2003 and 2002, respectively, were derived from customers located outside the United States. Because most of our principal customers are located in other countries, we anticipate that international sales will continue to account for a large percentage of our revenues. As a result, our sales and operations may continue to be subject to certain international risks, including:

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

29 of 39

•	less effective protection of intellectual property.

We could lose money and our stock price could decrease as a result of write downs of our strategic investments.

     We have made strategic minority investments in private and public companies and in the future we may make additional strategic minority investments. Our strategic investments involve a number of risks and we have written down a number of these investments, including ActivCard, Cryptovision, SmartDisk, Spyrus and Satup. We may not realize the expected benefits of these transactions and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter. Total strategic investments were $1.1 million at June 30, 2003.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.

     Products such as our conditional access modules or smart card readers may contain defects for many reasons, including defective design or defective material. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement or even litigation costs. These potential problems might also result in claims against us by our customers or others.

     In addition, our customers rely on our token-based security products to prevent unauthorized access to their digital information. A malfunction of or design defect in our products could result in legal or warranty claims. Liability for damages resulting from security breaches could be substantial and the adverse publicity associated with this liability could adversely affect our reputation. These costs could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving token-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

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

30 of 39

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

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Philips and Atmel to produce our ASICs for our digital TV modules and we utilize the foundry services of Atmel and Samsung to produce our ASICS for our smart cards readers. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components or software could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

     Our SmartOS and SwapSmart trademarks are registered in the United States, and we continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

     There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Because many of our products are sold and the majority of our business is conducted overseas, primarily in Europe, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate.

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

31 of 39

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

     We distribute our products through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures in place to monitor and limit exposure to credit risk on our trade and non-trade receivables, these procedures may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that we will incur a material loss or losses as a result of the weakening financial condition of one or more of our customers.

External factors such as potential terrorist attacks could have a material adverse effect on the U.S. and global economies.

     Concerns about the possibility of potential terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty resulting from these concerns may continue to negatively impact consumer as well as business confidence at least in the short term.

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

32 of 39

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

33 of 39

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

     Our foreign currency transactional gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary.

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

     At June 30, 2003, we had $42.9 million in cash and cash equivalents and $5.7 million in short-term investments. Based on our cash and cash equivalents and short-term investments as of December 31, 2002, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 4. Controls and Procedures

Evaluation and disclosure controls and procedures

     With the participation of our Chief Executive Officer and Chief Financial Officer, SCM’s management evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, SCM’s disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

34 of 39

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders, held on June 24, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of Simon Turner and Andrew Vought as directors of the Company, each to hold office for a three-year term or until a successor is elected and qualified.

2.	Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

     The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,694,723 and 5,788,445 shares were represented in person or by proxy, constituting a quorum, which is defined as at least one-third of shares outstanding. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors

	Votes For	Votes Withheld

o Simon Turner	5,479,230	309,215
o Andrew Vought	5,522,581	265,864

		Votes For	Votes Against	Votes Withheld

2.	Ratification of Independent Accountants	5,202,293	55,652	530,500

Item 5. Other Information

Not applicable.

35 of 39

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit

Number	Description of Document

2.1****	Asset Purchase Agreement between SCM Microsystems, Inc. and Dazzle Multimedia, Inc., Collectively as Seller and Pinnacle Systems, Inc. as Purchaser Dated June 29, 2003.

3.1*	Fourth Amended and Restated Certificate of Incorporation.

3.2**	Amended and Restated Bylaws of Registrant.

3.3***	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1*	Form of Registrant’s Common Stock Certificate.

4.2***	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.2	Amended 1997 Stock Plan.

10.23	Offer Letter with Steven L. Moore.

10.24	Agreement with Brian Campbell.

10.25	Amended and Restated Severance Agreement with Andrew Warner.

10.26	Pinnacle Systems, Inc. Declaration of Registration Rights.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

**	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

***	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

****	Filed previously as an exhibit to SCM’s Current Report on Form 8-K on July 28, 2003 (See SEC File No. 000-29440).

(b)	Reports on Form 8-K

A current report on the Form 8-K was filed pursuant to the Securities and Exchange Act of 1934, as amended, on June 30, 2003, reporting under Items 5 and 7 the announcements that on June 30, 2003, SCM Microsystems issued (i) a press release announcing agreements related to the sale of its consumer Digital Media and Video business and a restructuring of SCM’s Security business and (ii) a press release announcing that it had named a new Chief Financial Officer.

A current report on the Form 8-K was filed pursuant to the Securities and Exchange Act of 1934, as amended, on July 28, 2003, reporting under Item 5 that on July 25, 2003, SCM Microsystems had completed the sale of its Digital Video Business to Pinnacle.

A current report on the Form 8-K was furnished pursuant to the Securities and Exchange Act of 1934, as amended, on July 29, 2003, reporting under Items 7 and 12 the announcement that on

36 of 39

July 29, 2003, SCM Microsystems issued a press release regarding its financial results for the three and six months ended June 30, 2003.

A current report on the Form 8-K was filed pursuant to the Securities and Exchange Act of 1934, as amended, on August 11, 2003, reporting under Item 7 the financial results of the discontinued operations of its consumer Digital Media and Video business and the restated results of its continuing Security operations for the last three years.

37 of 39

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC.

Date: August 14, 2003

/s/ STEVEN L. MOORE Steven L. Moore Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

38 of 39

EXHIBIT INDEX

Exhibit No.	Description

10.2	Amended 1997 Stock Plan.

10.23	Offer Letter with Steven L. Moore.

10.24	Agreement with Brian Campbell

10.25	Amended and Restated Severance Agreement with Andrew Warner.

10.26	Pinnacle Systems, Inc. Declaration of Registration Rights.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

39 of 39