Form 10-Q
period 2003-09-30
SCM MICROSYSTEMS INC
filed 2003-11-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

(510) 360-2300
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No [  ]

At November 7, 2003, 15,273,863 shares of common stock were outstanding.

1 of 42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$15,860	$18,671	$53,913	$66,282
Cost of revenue	9,243	11,386	32,363	39,326

Gross profit	6,617	7,285	21,550	26,956

Operating expenses:
Research and development	1,949	2,294	6,879	6,410
Selling and marketing	2,748	2,769	8,571	7,472
General and administrative	3,082	2,343	8,975	8,005
Amortization of intangible assets	287	254	841	507
Restructuring and infrequent charges (credits)	(647)	1,438	1,779	3,401

Total operating expenses	7,419	9,098	27,045	25,795

Income (loss) from operations	(802)	(1,813)	(5,495)	1,161
Gain (loss) on investments	365	(1,242)	(95)	(1,242)
Interest and other income (expense), net	75	(151)	520	(664)

Loss from continuing operations before income taxes	(362)	(3,206)	(5,070)	(745)
Benefit (provision) for income taxes	1,456	(3,055)	1,235	(2,886)

Net income (loss) from continuing operations	1,094	(6,261)	(3,835)	(3,631)
Loss from discontinued operations, net of income taxes	(4,074)	(13,490)	(13,214)	(15,721)
Loss on sale of discontinued operations	(5,911)	—	(11,800)	—

Net loss	$(8,891)	$(19,751)	$(28,849)	$(19,352)

Net income (loss) per share from continuing operations:
Basic	$0.07	$(0.40)	$(0.25)	$(0.23)
Diluted	$0.07	$(0.40)	$(0.25)	$(0.23)

Loss per share from discontinued operations:
Basic and diluted	$(0.66)	$(0.86)	$(1.63)	$(1.01)

Net loss per share:
Basic and diluted	$(0.59)	$(1.26)	$(1.88)	$(1.24)

Shares used to compute basic net loss per share	15,169	15,629	15,334	15,588

Shares used to compute diluted net income (loss) per share	15,476	15,629	15,334	15,588

Comprehensive loss:
Net loss	$(8,891)	$(19,751)	$(28,849)	$(19,352)
Unrealized gain (loss) on investments	(369)	(1)	(320)	(15)
Foreign currency translation adjustment	1,263	135	1,386	3,205

Total comprehensive loss	$(7,997)	$(19,617)	$(27,783)	$(16,162)

See notes to condensed consolidated financial statements.

2 of 42

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$34,134	$50,133
Short-term investments	5,314	5,384
Accounts receivable, net of allowances of $3,848 and $5,327 as of September 30, 2003 and December 31, 2002, respectively	11,258	31,254
Inventories	7,706	39,114
Consideration due from sale of assets	21,550	—
Other current assets	5,086	4,460
Assets of discontinued operations held for sale	1,204	—

Total current assets	86,252	130,345
Property and equipment, net	7,291	9,124
Intangible assets, net	3,172	4,317
Other assets	7,204	4,831

Total assets	$103,919	$148,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,856	$21,470
Accrued compensation and related benefits	3,634	3,206
Accrued royalties	1,741	2,107
Accrued restructuring and infrequent charges	7,718	8,175
Accrued sales and marketing promotions	2,583	3,163
Other accrued expenses	5,643	7,882
Income taxes payable	2,865	2,514

Total current liabilities	33,040	48,517

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,189 and 15,582 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	16	16
Additional paid-in capital	225,871	225,608
Treasury stock	(2,778)	(674)
Deferred stock compensation	(14)	(417)
Accumulated deficit	(152,331)	(123,482)
Other cumulative comprehensive income (loss)	115	(951)

Total stockholders’ equity	70,879	100,100

Total liabilities and stockholders’ equity	$103,919	$148,617

See notes to condensed consolidated financial statements.

3 of 42

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(28,849)	$(19,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	25,014	15,721
Deferred income taxes	135	3,034
Depreciation and amortization	2,892	1,882
Loss on investments	89	1,242
Loss on disposal of fixed assets	122	6
Stock compensation expense	51	—
Changes in operating assets and liabilities:
Accounts receivable	3,214	6,578
Inventories	6,807	(6,138)
Other assets	(807)	74
Accounts payable	(1,239)	(3,608)
Accrued expenses	(3,957)	1,082
Income taxes payable	(216)	245

Net cash provided by operating activities from continuing operations	3,256	766

Net cash provided by (used in) operating activities from discontinued operations	(16,226)	825

Net cash provided by (used in) operating activities	(12,970)	1,591

Cash flows from investing activities:
Capital expenditures	(1,045)	(444)
Proceeds from disposal of fixed assets	13	7
Purchase of long-term investments	(432)	—
Business acquired, net of cash received	—	(4,157)
Maturities of short-term investments	3,733	1,296
Purchases of short-term investments	(3,663)	(5,586)

Net cash used in investing activities from continuing operations	(1,394)	(8,884)

Net cash used in investing activities from discontinued operations	(251)	(368)

Net cash used in investing activities	(1,645)	(9,252)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	461	953
Repurchase of common stock	(2,104)	—

Net cash provided by (used in) financing activities	(1,643)	953

Effect of exchange rates on cash and cash equivalents	259	1,044

Net decrease in cash and cash equivalents	(15,999)	(5,664)
Cash and cash equivalents at beginning of period	50,133	59,421

Cash and cash equivalents at end of period	$34,134	$53,757

Supplemental disclosures of cash flow information - cash paid for:
Income taxes	$101	$553

Interest	$5	$49

See notes to condensed consolidated financial statements.

4 of 42

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

2. DISCONTINUED OPERATIONS

     In conjunction with a strategy to focus on its core Security business, in the second quarter of 2003, the Company’s Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. On July 25, 2003, the Company completed the sale of selected assets of its digital video business, including substantially all product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”). In return, Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the agreement, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle has registered the shares with the Securities and Exchange Commission (“SEC”) and SCM intends to sell them over a period of several months. If the proceeds received from the sale of the Pinnacle shares are less than $21.5 million, Pinnacle will compensate SCM in cash to reach the $21.5 million level. Should the sale of Pinnacle stock yield more than $21.5 million, SCM will compensate Pinnacle for the excess value received. Pursuant to an agreement signed on October 31, 2003, Pinnacle has agreed to pay to SCM $2.0 million in cash including but not limited to the aforementioned adjustments.

     On August 1, 2003, the Company completed the sale of its consumer digital media reader business to Zio Corporation, which will purchase and distribute existing inventories of digital media readers and also will assume certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. As of September 30, 2003, Zio has purchased $1.8 million of reader inventory.

     As a result of these sales, beginning in the second quarter of fiscal 2003 the Company has accounted for the consumer Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM is focused on its continuing Security business, which is to provide secure digital access solutions to original equipment manufacturer, or OEM customers in three markets: Digital TV, PC Security and Flash Media Interface. For comparability, certain 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the consumer Digital Media and Video business during 2002.

5 of 42

     The operating results for the discontinued operations of the consumer Digital Media and Video business for the three and nine months ended September 30, 2003 and 2002, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$1,132	$22,216	$22,865	$63,003
Operating loss	$(4,084)	$(1,950)	$(14,008)	$(4,844)
Net loss before income taxes	$(4,074)	$(2,574)	$(13,214)	$(5,118)
Income tax provision	$—	$(10,916)	$—	$(10,603)
Loss from discontinued operations	$(4,074)	$(13,490)	$(13,214)	$(15,721)

3. SHORT-TERM AND STRATEGIC INVESTMENTS

     The Company’s available-for-sale short-term investments are as follows (in thousands):

	September 30, 2003			December 31, 2002

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain	Value	Cost	Gain (Loss)	Value

Corporate notes	$3,375	$13	$3,388	$3,769	$(25)	$3,744
U.S. government agencies	1,422	2	1,424	520	3	523
U.S. Treasury notes	496	6	502	—	—	—

Total	$5,293	$21	$5,314	$4,289	$(22)	$4,267

     Strategic investments consist of corporate equity securities and investments in privately held companies. Those privately held companies, in which SCM holds less than 20% ownership and does not have the ability to exercise control, are accounted for by the cost method. Corporate securities are included in either short-term investments or long-term investments and stated at fair value based on quoted market price.

     Strategic investments designated as short-term consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Investment in SmartDisk, at fair value	$—	$121
Investment in ActivCard, at fair value	—	996

Total	$—	$1,117

     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as their cash position and anticipated cash needs for the short and long term. During 2003 and 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk and Cryptovision in obtaining additional funding, SCM determined that investments in SmartDisk, Cryptovision and ActivCard were impaired. Accordingly, in 2003 SCM wrote off the investments in SmartDisk and Cryptovision and in 2002 wrote down the investments in SmartDisk and ActivCard to their fair market value as of September 2002.

6 of 42

4. INVENTORIES

     Inventories consist of (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$4,262	$16,733
Finished goods	3,444	22,381

	$7,706	$39,114

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     SCM adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, at the beginning of 2002 the Company identified two reporting units which constituted components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting units carrying amount and no impairment was indicated. In the second quarter of 2003, the Company disposed of one of the two reporting units.

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

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows (in thousands):

		Discontinued
	Security	Operations	Total

Balance as of January 1, 2002	$5,342	$6,612	$11,954
Reclassification of assembled workforce in accordance with SFAS No. 142	88	58	146
Goodwill acquired during the period	860	—	860
Impairment loss	(6,290)	(6,670)	(12,960)

Balance as of December 31, 2002	—	—	—
Goodwill acquired during the period	—	—	—

Balance as of September 30, 2003	$—	$—	$—

7 of 42

     Intangible assets consist of the following (in thousands):

		September 30, 2003			December 31, 2002

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Core technology	60 months	$3,680	$(1,707)	$1,973	$6,764	$(3,949)	$—	$2,815
Customer relations	60 months	1,669	(521)	1,148	2,439	(1,033)	—	1,406
Trade name	Indefinite	—	—	—	4,191	(1,703)	(2,488)	—
Non-compete agreements	24 months	154	(103)	51	858	(762)	—	96

Total intangible assets		$5,503	$(2,331)	$3,172	$14,252	$(7,447)	$(2,488)	$4,317

     Amortization of intangible assets in the first nine months of 2003 was $0.8 million, compared with $0.5 million for the same period of 2002.

     Estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amount

2003 (remaining 3 months)	$287
2004	1,099
2005	921
2006	610
2007	255

Total	$3,172

6. RESTRUCTURING AND INFREQUENT CHARGES

     In the first nine months of 2003 and during 2002, SCM incurred net restructuring and infrequent charges related to continuing Security operations of approximately $1.8 million and $8.5 million, respectively, as well as charges related to discontinued operations of $7.9 million and $3.1 million, respectively.

8 of 42

     Accrued liabilities related to restructuring actions and infrequent activities during the first three quarters of 2003 and during 2002 consist of the following (in thousands):

Continuing Security Operations:

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$—	$310	$—	$307	$6	$623

Provision for 2002	25	674	214	575	7,159	8,647
Changes in estimates	(25)	(38)	1	(16)	(30)	(108)

	—	636	215	559	7,129	8,539
Payments or write offs in 2002	—	(85)	(200)	(618)	(2,603)	(3,506)

Balances as of December 31, 2002	—	861	15	248	4,532	5,656
Provision for Q1 2003	—	—	—	103	235	338
Changes in estimates	—	(9)	—	—	—	(9)
Payments or write offs in Q1 2003	—	10	1	(348)	(141)	(478)

Balances as of March 31, 2003	—	862	16	3	4,626	5,507
Provision for Q2 2003	—	284	139	1,381	318	2,122
Changes in estimates	—	(21)	—	(3)	—	(24)
Payments or write offs in Q2 2003	—	(109)	(110)	(123)	(1,456)	(1,798)

Balances as of June 30, 2003	—	1,016	45	1,258	3,488	5,807
Provision for Q3 2003	—	561	90	223	74	948
Changes in estimates	—	(938)	(28)	(52)	(577)	(1,595)
Reclasses	—	—	—	(40)	1,393	1,353
Payments or write offs in Q3 2003	—	(379)	(85)	(1,360)	(301)	(2,125)

Balances as of September 30, 2003	$—	$260	$22	$29	$4,077	$4,388

Discontinued Operations:

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$578	$1,205	$43	$—	$267	$2,093

Provision for 2002	731	1,363	817	383	145	3,439
Changes in estimates	(158)	(190)	—	—	—	(348)

	573	1,173	817	383	145	3,091
Payments or write offs in 2002	(817)	(340)	(818)	(284)	(406)	(2,665)

Balances as of December 31, 2002	334	2,038	42	99	6	2,519
Provision for Q1 2003	—	—	18	7	—	25
Changes in estimates	—	(16)	16	—	—	—
Payments or write offs in Q1 2003	(334)	(233)	(34)	(51)	—	(652)

Balances as of March 31, 2003	—	1,789	42	55	6	1,892
Provision for Q2 2003	—	—	102	545	1,673	2,320
Changes in estimates	—	(40)	6	—	(6)	(40)
Payments or write offs in Q2 2003	—	(156)	(95)	(195)	(14)	(460)

Balances as of June 30, 2003	—	1,593	55	405	1,659	3,712
Provision for Q3 2003	—	1,953	1,372	1,637	661	5,623
Changes in estimates	—	—	—	(64)	—	(64)
Reclasses	—	—	—	(39)	—	(39)
Payments or write offs in Q3 2003	—	(1,671)	(1,372)	(1,261)	(1,598)	(5,902)

Balances as of September 30, 2003	$—	$1,875	$55	$678	$722	$3,330

9 of 42

     Restructuring costs related to continuing Security operations for the three and nine months ended September 30, 2003 consisted of severance costs of $0.2 million and $1.7 million, respectively; credits to lease commitments of $(0.4) million and $(0.1) million, respectively; and $0.1 million and $0.2 million, respectively, of asset write-downs related to the closure and relocation of certain SCM facilities as well as $0.1 million of associated legal costs for the three- and nine-month periods stated. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Severance costs for the three months ended September 30, 2003 related to the termination of three employees in Europe. Of these, one was from General and Administrative and two were from Sales and Marketing. For the nine-month period, severance costs related to the termination of 24 employees, of which four were in the United States, ten in Europe and ten in Asia. Of these, six were from General and Administrative, nine from Operations, four from Sales and Marketing, and five from Research and Development. The Company has substantially completed the restructuring actions and does not expect to incur further significant charges during the fourth quarter of 2003.

     Restructuring costs related to continuing Security operations for the three and nine months ended September 30 2002 were $0.6 million and $0.8 million respectively and consisted primarily of severance costs of $0.1 million and $0.3 million respectively; and lease commitments of $0.5 million for the three and nine month periods. Severance costs for the three months ended September 30, 2002 related to the termination of two employees, of which one was in the United States and one in Europe. Of these, one was from General and Administrative and one from Operations. For the nine-month period, severance costs related to the termination of nine employees, of which three were in the United States, one in Europe and five in Asia. Of these, one was from General and Administrative, two from Operations and six from Sales and Marketing.

     Infrequent charges and credits related to continuing Security operations for the three and nine months ended September 30, 2003 were $(0.6) million and $(0.2) million, respectively. These credits related to changes in estimates related to certain tax obligations in Europe. Infrequent charges related to continuing Security operations for the three and nine months ended September 30, 2002 were $0.8 million and $2.6 million, respectively, and consisted primarily of legal and professional costs relating to the announced separation of the Digital Media and Video division.

     Exit costs related to discontinued operations apply for the second and third quarters of fiscal 2003. For the three and six months ended September 30, 2003, these exit costs consisted of severance costs of $1.6 million and $2.1 million, respectively; legal and professional fees of $0.6 million and $2.3 million, respectively; and lease commitments of $0.5 million, contract settlements of $1.5 million and asset write downs of $1.4 million for both the three- and six-month periods. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and were related to the sale of the consumer Digital Media and Video business. For the three-month period ended September 30, 2003, severance costs associated with discontinued operations related to the termination of 81 employees, of which 26 were from Operations, 31 from Sales and Marketing; 10 from Research and Development; and 14 from General and Administrative. Of these, 78 were from the United States and three were from Europe. For the six-month period ended September 30, 2003, severance costs associated with discontinued operations related to the termination of 94 employees, of which 28 were from Operations; 39 from Sales and Marketing; 10 from Research and Development; and 17 from General and Administrative. Of these, 80 were from the United States and 14 were from Europe. The Company expects to incur additional charges for exit costs during the next three months of approximately $6.0 to $10.0 million.

     Restructuring costs related to discontinued operations apply for the first quarter of fiscal 2003. For the three months ended March 31, 2003, restructuring costs were $25,000 and consisted primarily of asset write-downs. Restructuring and infrequent charges related to discontinued operations for the three and nine months ended September 30, 2002 consisted primarily of severance of $13,000 and $0.2 million respectively; $0.3 million of legal settlements and legal costs for the three-month period, and $0.1 million of asset write downs for the nine-month period. For the three-month period ended September 30, 2002, severance costs related to the termination of three employees in the United States, of which one was from Operations and two were from Sales and Marketing. For the nine-month period ended September 2002, severance related to the termination of 25 employees. Five were from Operations, three from Research and Development, 15 from Sales and Marketing, and two from General and Administrative functions. Sixteen were from the United States and nine from Europe.

10 of 42

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after September 15, 2003. The Company is currently evaluating the impact of FIN No. 46 on its financial position, results of operations and cash flows.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN No. 45 in 2002. (See Note 11 concerning the reserve for warranty costs.) The recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

8. ACQUISITIONS

     On May 22, 2002, SCM paid $4.5 million in cash in exchange for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and Towitoko’s results of operations were included in SCM’s results of operations since the date of the acquisition. In connection with the acquisition, SCM incurred acquisition costs of approximately $0.1 million.

11 of 42

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

12 of 42

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(8,891)	$(19,751)	$(28,849)	$(19,352)
Add: Stock-based compensation included in reported net loss	58	156	168	259
Less: Stock-based compensation expense determined under fair value method for all awards	(922)	(4,296)	(3,696)	(6,192)

Pro forma net loss	$(9,755)	$(23,891)	$(32,377)	$(25,285)

Net loss per share, as reported - basic and diluted	$(0.59)	$(1.26)	$(1.88)	$(1.24)

Pro forma loss per share - basic and diluted	$(0.64)	$(1.53)	$(2.11)	$(1.62)

10. STOCK REPURCHASE PROGRAM

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. There were no repurchases during the three months ended September 30, 2003 and repurchases for the nine months ended September 30, 2003 totaled approximately $2.1 million. As of September 30, 2003, total repurchases made by the Company under this program totaled $2.8 million.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These agreements expire at various dates during the next fourteen years.

     The Company provides warranties on certain product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

13 of 42

     Components of the reserve for warranty costs during the nine months ended September 30, 2003 and the year ended December 31, 2002 were as follows (in thousands):

	Continuing
	Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2002	$465	$282	$747
Additions related to current period sales	540	106	646
Warranty costs incurred in the current period	(466)	(97)	(563)
Adjustments to accruals related to prior period sales	(116)	(25)	(141)

Balance at December 31, 2002	423	266	689
Additions related to current period sales	234	235	469
Warranty costs incurred in the current period	(206)	(262)	(468)
Adjustments to accruals related to prior period sales	(74)	(183)	(257)

Balance at September 30, 2003	$377	$56	$433

     Certain claims and lawsuits have been filed or are pending against us. In the opinion of management, all such matters have been adequately provided for, are without merit, or are of such kind that if disposed of unfavorably, would not have a material adverse effect on our consolidated financial position or results of operations.

     In September 2003, we were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The Complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business, we tortiously interfered with DVDCre8’s relationship with SCM Multimedia and others, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages against SCM and SCM Multimedia. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we are seeking indemnification from Pinnacle for all or part of the damages and the expenses incurred to defend such claims. SCM believes the claims by DVDCre8 are without merit and intends to vigorously defend the action.

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

     In conjunction with a strategy to focus on its core Security business, in the second quarter of 2003 the Company’s Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. The Company completed the sale of its digital video business to Pinnacle Systems on July 25, 2003 and completed the sale of its consumer digital media reader business to Zio Corporation on August 1, 2003. As a result of these sales, beginning in the second quarter of 2003, the Company has accounted for the consumer Digital Media and Video business as a discontinued operation, and all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM is focused on its continuing Security business, which is to provide secure digital access solutions to OEM customers in three markets: Digital TV, PC Security and Flash Media Interface.

14 of 42

     Information regarding revenues by segment for the three- and nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands):.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Digital TV:
Revenue	$8,086	$5,074	$29,913	$35,083
Gross profit	3,112	2,199	11,031	15,589
Gross profit %	38%	43%	37%	44%
PC Security:
Revenue	$5,075	$9,203	$16,490	$23,442
Gross profit	1,960	3,330	6,277	7,912
Gross profit %	39%	36%	38%	34%
Flash Media Interface:
Revenue	$2,699	$4,394	$7,510	$7,757
Gross profit	1,545	1,756	4,242	3,455
Gross profit %	57%	40%	56%	45%

Total:
Revenue	$15,860	$18,671	$53,913	$66,282
Gross profit	6,617	7,285	21,550	26,956
Gross profit %	42%	39%	40%	41%

     Geographic revenues are based on the country where the revenue is recognized. Information regarding revenues by geographic region for the three- and nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

United States	$3,794	$7,513	$13,573	$19,619
Europe	9,946	6,813	31,777	32,915
Asia-Pacific	2,120	4,345	8,563	13,748

	$15,860	$18,671	$53,913	$66,282

     Long-lived assets by geographic location as of September 30, 2003 and December 31, 2002, are as follows (in thousands):

	September 30,	December, 31
	2003	2002

Property and equipment, net:
United States	$661	$1,732
Europe	2,471	3,042
Asia-Pacific	4,159	4,350

Total	$7,291	$9,124

Intangible assets, net:
United States	$886	$1,763
Europe	2,286	2,554

Total	$3,172	$4,317

15 of 42

     One customer represented 23% of SCM’s total net revenue for the third quarter of 2003 and two customers represented 19% and 14% of SCM’s total net revenue for the first nine months of 2003. Three customers each represented 12% and one customer represented 11% of total net revenue for the three months ended September 30, 2002. No customer represented more than ten percent of total net revenue for the nine months ended September 30, 2002.

13. RELATED PARTY TRANSACTIONS

     During the three months ended September 30, 2003 and 2002, SCM recognized revenue of approximately $32,000 and $1.2 million, respectively, from sales to ActivCard Corporation, a digital identity management software company. During the nine months ended September 30, 2003 and 2002, SCM recognized revenue of approximately $2.8 million and $1.5 million, respectively, from sales to ActivCard. As of September 30, 2003 there were no accounts receivable amounts due from ActivCard and as of December 31, 2002, accounts receivable amounts due from ActivCard were $0.7 million. Although SCM is not a sole supplier of specific products to ActivCard, the companies have shared the services of Steven Humphreys. Mr. Humphreys was the Chairman and Chief Executive Officer of ActivCard through September 30, 2003, and is the Chairman of SCM’s Board of Directors. Mr. Humphreys was not directly compensated for revenue transactions between the two companies.

     During the three months ended September 30, 2003 and 2002, SCM recognized revenue of approximately $0.2 million and $0.4 million, respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. During the nine months ended September 30, 2003 and 2002, SCM recognized revenue of approximately $0.5 million and $1.2 million, respectively, from sales to Conax. As of September 30, 2003, there were no accounts receivable amounts due from Conax and as of December 31, 2002, the accounts receivable amounts due were $0.3 million. Oystein Larsen serves as the Executive Vice President, Business Development and New Business, of Conax and is a board member of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

     During 2002, the Company discontinued sales of media and storage products as part of the announced separation of its Digital Media and Video business. This discontinuation included the sale of on hand media and storage inventory to Pexagon, a company based in Connecticut. SCM recognized no revenue from these sales. As of September 30, 2003 and December 31, 2002, the Company had an accounts receivable due from Pexagon of $0.7 million and $2.9 million, respectively. Brian Campbell, a former Executive Vice President of the Company, is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

     On August 1, 2003, the Company completed the sale of its consumer digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. As of September 30, 2003, SCM has recognized no revenue from sales to Zio Corporation. Also as of September 30, 2003, the Company had an accounts receivable due from Zio Corporation of $1.8 million.

16 of 42

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

Overview

     Prior to the second quarter of 2003, SCM operated in two segments, Security, and Digital Media and Video. In conjunction with a strategy to focus on our core Security business, in the second quarter of 2003 our Board of Directors authorized two transactions to sell SCM’s consumer Digital Media and Video business. We completed the sale of our consumer digital video business to Pinnacle Systems on July 25, 2003 and completed the sale of our consumer digital media reader business to Zio Corporation on August 1, 2003. As a result, beginning in the second quarter of 2003, we have accounted for the consumer Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM is focused on our continuing Security business, which is to provide secure digital access solutions to OEM customers in three markets: Digital TV, PC Security and Flash Media Interface.

     In our continuing Security business, we design, develop and sell hardware, software and silicon products that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily into the smart card-based security markets for digital TV and PC/network access. Our target customers are primarily original equipment manufacturers in the consumer electronics, computer, digital photography and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide. SCM was organized in Delaware in 1996.

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

17 of 42

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

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	SCM recognizes product revenue upon shipment, net of estimated returns, provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract.

•	SCM maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	SCM writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If the level of total demand is less favorable than the projections or the mix of sales between products is different to that projected by management, additional inventory write-downs may be required. Based on such judgments, we wrote down approximately $2.0 million of inventory in 2002 and $0.8 million of inventory in the first nine months of 2003.

•	From time to time, SCM holds minority interests in companies with operations or technologies in areas within or adjacent to our strategic focus. Some of these investments are in publicly traded companies and some are in non-publicly traded companies, whose value is difficult to determine. We record an investment’s impairment when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We realized impairment charges of approximately $1.2 million related to our investments in 2002, and $0.5 million in the first nine months of 2003.

•	In assessing the recoverability of our goodwill and other intangibles, SCM must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, SCM adopted SFAS No. 142, Goodwill and Other Intangibles Assets, and is required to analyze our goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2002 we recorded $6.6 million of asset impairment based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of SCM’s net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. We evaluate the realizability of the deferred tax assets on a quarterly basis. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, reducing our 2002 net income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our consumer Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on our Security business may limit our ability to utilize current deferred tax assets.

•	SCM accrues the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material

18 of 42

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after September 15, 2003. We are currently evaluating the impact of FIN No. 46 on our financial position, results of operations or cash flows.

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

19 of 42

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

RESULTS OF OPERATIONS

     Net Revenue. Net revenues consist of sales of conditional access modules and equipment test tools used in digital TV broadcast decryption (our Digital TV products); smart card readers used to provide secure access to PCs and networks in the government, enterprise and financial sectors (our PC Security products); and ASIC technology and other products used for transferring digital data between flash media cards and electronic devices such as PCs (our Flash Media Interface products). Net revenue for the quarter ended September 30, 2003 was $15.9 million, compared with $18.7 million for the third quarter of 2002, a decrease of 15%. This decrease primarily reflects weaker demand for our PC Security and Flash Media Interface products.

     Net revenues in our PC Security product segment declined 45% in the third quarter of 2003 compared with the same period of 2002. This was primarily because the U.S. government, which was our largest customer for smart card readers in the 2002 period, has substantially completed its deployment of readers in conjunction with the Department of Defense Common Access Card program, and therefore did not place significant orders for smart card readers during recent months. Although we believe new smart card projects are being planned by the U.S. government that will require smart card readers, none are yet active. Sales in our Flash Media Interface product segment declined 39% in the third quarter of 2003 compared with the same period of 2002, due to variability in the level of orders received on a quarterly basis. Sales in our Digital TV product segment increased 59% in the third quarter of 2003 versus the same period of the prior year. This is primarily because sales levels in the third quarter of 2002 were negatively impacted by a $4.0 million revenue reserve related to a major customer in Europe. Sales for our Digital TV products are, in general, lower than in previous periods. This is primarily due to the loss of the aforementioned customer, poor economic conditions in Europe, and in the most recent quarter, to new competition from companies offering modules that provide access to pay-TV content for a limited period of time rather than through ongoing subscription.

     For the first nine months of 2003, net revenue was $53.9 million, compared with $66.3 million for the first nine months of 2002, a decrease of 19%. This decrease was primarily related to a 30% decline in sales of our PC Security products in the first nine months of 2003, compared with the same period of 2002. This decline was related to the decreased level of smart card reader deployments under the U.S. government’s Common Access Card program, as detailed above. Sales of our Digital TV products declined 15%, primarily due to general economic conditions affecting demand in Europe. Sales of our Flash Media Interface products remained at constant levels for the first nine months of 2003 and 2002, respectively. We expect that sales of our PC Security and Digital TV products will continue to be under pressure over the next several quarters as a result of economic conditions in our markets and the timing of U.S. government projects.

     Sales to SCM’s top 10 customers accounted for 57% and 62% of total net revenues in the three- and nine-month periods ended September 30, 2003, respectively, with sales to our largest customer accounting for 23% and 19% of total net revenues, respectively, during those periods. This compares with 91% and 59% of total net revenues coming from our top ten customers in the three- and nine-month periods of 2002, respectively. One customer accounted for 12% of net revenues in the three-month period ended September 30, 2002. No single customer accounted for more than 10% of our revenues for the nine-month period ended September 30, 2002.

20 of 42

     Gross Profit. Gross profit for the third quarter of 2003 was $6.6 million, or 42% of net revenue, compared with $7.3 million, or 39%, for the third quarter of 2002. Gross profit in the first nine months of 2003 was $21.6 million, or 40% of net revenue, compared with $27.0 million, or 41%, for the first nine months of 2002. The increase in gross profit in percentage of revenue in the third quarter was primarily due to a favorable mix of higher margin products sold during the quarter, in particular, our Flash Media Interface products. Gross profit was lower in terms of absolute dollars in the first nine months of 2003 compared with the previous year period due to a lower level of sales in the period.

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

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, SCM has not capitalized any software development costs. For the third quarter of 2003, research and development expenses were $1.9 million, or 12% of net revenue, compared with $2.3 million, or 12% of net revenue, in the third quarter of 2002. In the third quarter of 2003, research and development costs include a credit of $0.3 million for the completion of development efforts which were recognized as costs of sales. Without the credit, research and development expenses in the third quarter of 2003 would have been $2.2 million, or 14% of net revenue. For the first nine months of 2003, research and development expenses were $6.9 million, or 13% of net revenue, compared with $6.4 million, or 10% of net revenue for the first nine months of 2002. The increase in absolute amounts year to date in 2003 was primarily due to the integration of research and development headcount from the acquisition of Towitoko in May 2002. Research and development costs as a percentage of net revenue are expected to fluctuate from period to period.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation and other marketing costs. Selling and marketing expenses for the third quarter of 2003 were $2.7 million, or 17% of net revenue, compared with $2.8 million, or 15% of net revenue in the third quarter of 2002. For the first nine months of 2003, selling and marketing expenses were $8.6 million, or 16% of net revenue, compared with $7.5 million, or 11% of revenue for the first nine months of 2002, an increase of 15%. The 2003 increase year to date was primarily due to increased headcount in Europe associated with the acquisition of Towitoko in May 2002.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing SCM’s administrative functions, professional fees such as legal, audit, tax and consulting fees, and changes to allowances for doubtful accounts receivable. In the third quarter of 2003, general and administrative expenses were $3.1 million, or 19% of total net revenue, compared with $2.3 million, or 13% of revenue in the third quarter of 2002, an increase of 32%. For the first nine months of 2003, general and administrative expenses were $9.0 million, or 17% of total net revenue, compared with $8.0 million, or 12% of revenue in the first nine months of 2002. The increase in absolute amounts in 2003 compared to the same period in 2002 was primarily due to increased administrative costs associated with the Towitoko acquisition as well as increased administrative costs in India and Japan. We expect that general and administrative costs will fluctuate as a percentage of total net revenue.

     Amortization of Intangible Assets. Amortization of intangible assets in the third quarter of both 2003 and 2002 was $0.3 million. For the first nine months of 2003, amortization of intangible assets was $0.8 million, compared with $0.5 million for the first nine months of 2002. Since our adoption on January 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, we have ceased to amortize goodwill and indefinite-lived intangible assets that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles for all of fiscal 2003 is expected to be approximately $1.1 million.

     Restructuring and Infrequent Charges. During the third quarter of 2003, SCM recorded a credit to restructuring and infrequent charges of $0.6 million, which resulted from changes in management estimates related to facility closures associated with the restructuring of our continuing Security operations. For the nine months ended September 30, 2003, SCM incurred restructuring and infrequent charges of $1.8 million, including the $0.6 million

21 of 42

credit taken in the third quarter. These charges primarily related to the restructuring of our continuing Security operations along functional lines, following the sale of our consumer Digital Media and Video business. Charges in the second quarter included facility closure costs of $0.4 million, severance of $1.4 million and legal and professional fees of $0.3 million. In the first quarter of 2003, restructuring and infrequent charges included severance of $0.1 million and $0.2 million of legal and professional fees. During the third quarter of 2002 and for the nine months ended September 30, 2002, SCM incurred restructuring and infrequent charges of $1.4 million and $3.4 million, respectively. In the second and third quarters of 2002, restructuring and infrequent charges primarily consisted of $1.3 million and $1.4 million, respectively, of legal and professional fees related to the announced separation of the Digital Media and Video division. In the first quarter of 2002, these charges related to $0.2 million of severance and $0.4 million of legal and professional fees.

     Gain (loss) on Investments. During the third quarter of 2003, we recorded a gain on investments of $0.4 million from the sale of our holdings in ActivCard. For the nine-month period ended September 30, 2003, we recorded a loss on investments of $0.1 million, resulting primarily from a write down of our investment in Cryptovision. During the third quarter of 2002, because of the continued deterioration of general economic conditions and changes in specific market conditions, we determined that our investment in ActivCard had been impaired. Accordingly, we wrote down our investment in ActivCard to its fair market value as of September 30, 2002. The result was a charge to the income statement of $1.2 million

     Interest and Other, Net. Interest and other, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, other income and expenses, and foreign currency gains or losses. In the third quarter of 2003, interest and other, net, was income of $0.1 million, compared to a loss of $0.2 million in the third quarter of 2002. For the nine months ended September 30, 2003, interest and other, net, was income of $0.5 million, compared to a loss of $0.7 million for the nine months ended September 30, 2002. Foreign currency transaction losses for the third quarter of 2003 were $0.9 million, compared to losses of $0.4 million for the third quarter of 2002. For the nine months ended September 30, 2003, foreign currency transaction losses were $0.7 million, compared to losses of $1.3 million for the same period in 2002. Losses in 2003 were primarily a result of unfavorable rate changes for the U.S. dollar compared to the Singapore dollar and the euro. The foreign exchange losses in 2002 were primarily due to unfavorable rate changes for the U.S. dollar compared to the Singapore dollar and the British pound. These losses resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary. Interest income for the three months ended September 30, 2003 and 2002 was $0.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2003 and 2002, interest income was $0.7 million and $0.8 million, respectively. The decrease in interest income in 2003 was primarily a result of lower average cash balances and lower interest rates, offset by the receipt in the third quarter of 2003 of $0.3 million of interest related to a tax refund in the U.S.

     Benefit/Provision for Income Taxes. We recorded a tax benefit of $1.5 million in the third quarter of 2003, resulting from a U.S. tax refund of $2.1 million related to prior years, offset by required tax provisions in non-U.S. tax jurisdictions. This compares with an income tax provision of $3.1 million in the third quarter of 2002. The benefit for income taxes in the first nine months of 2003 was $1.2 million, compared with a provision of $2.9 million in the first nine months of 2002.

     Discontinued Operations. During the third quarter of 2003, we completed two transactions to sell our consumer Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our consumer digital media reader business to Zio Corporation. Net revenue for the consumer Digital Media and Video business for the quarter ended September 30, 2003 and 2002, was $1.1 million and $22.2 million, respectively. Operating loss for the same periods was $4.1 million and $2.0 million, respectively and net loss was $4.1 million and $13.5 million, respectively.

     For the nine months ended September 30, 2003 and 2002, net revenue for the consumer Digital Media and Video business was $22.9 million and $63.0 million, respectively. Operating loss for the same periods was $14.0 million and $4.8 million and net loss was $13.2 million and $15.7 million, respectively.

     During the quarter ended September 30, 2003, net loss on disposal of the consumer Digital Media and Video was $5.9 million and included net inventory write-downs of $0.5 million, asset write-downs of $1.4 million, decreased liabilities of $0.2 million, severance of $1.6, contract settlements and lease commitments of $1.9 million and transactional costs to sell the businesses of $0.7 million. For the six month period ended September 30, 2003, the

22 of 42

total net loss on disposal was $11.8 million and included net inventory write-downs of $2.3 million, asset write-downs of $2.9 million, increased liabilities of $0.2 million, severance of $2.1 million, contract settlements and lease commitments of $1.9 million, and transactional costs to sell the businesses of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, our working capital, which we have defined as current assets less current liabilities, was $53.2 million, compared to our working capital of $81.8 million as of December 31, 2002. Working capital decreased in the first nine months of 2003 by approximately $28.6 million, due to a decrease in current assets of $44.1 million, partially offset by a decrease in current liabilities of $15.5 million.

     Cash and cash equivalents decreased by $16.0 million during the first nine months of 2003, primarily due to cash used in operating activities of $13.0 million, cash used in investing activities of $1.6 million, cash used in financing activities of $1.6 million, and the effect of exchange rates on cash and cash equivalents of $0.2 million. Cash provided by continuing operations of $3.3 million was primarily due to a $28.8 million net loss, the adding back of loss from discontinued operations of $25.0 million, depreciation and amortization of $2.9 million, loss on investments of $0.1 million, loss on disposal of fixed assets of $0.1 million, stock compensation of $0.1 million, an increase in deferred tax liability of $0.1 million, and decreases in accounts receivable of $3.2 million and inventories of $6.8 million. These were partially offset by decreases in accounts payable of $1.2 million, accrued expenses of $4.0 million, income taxes payable of $0.2 million and an increase in other assets of $0.8 million. Cash used in operating activities from discontinued operations was $16.2 million. Cash used in investing activities from continuing operations was primarily for capital expenditures of $1.0 million, purchases of long-term investments of $0.4 million, and net purchases of short-term investments of $0.1 million. Cash used in investing activities from discontinued operations was $0.3 million for capital expenditures. Cash used in financing activities was primarily for the repurchase of common stock of $2.1 million offset by issuance of equity securities of $0.5 million.

     We have a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million euros (approximately $0.9 million as of September 30, 2003). The German line has no expiration date and bears interest at 6%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.1 million euros (approximately $0.1 million as of September 30, 2003) which bears interest at 3.14% and has no expiration date. In addition, we have three separate overdraft facilities for our manufacturing facility of 4.0 million, 1.2 million and 5.9 million Singapore dollars (approximately $2.3 million, $0.7 million and $3.4 million as of September 30, 2003) with base interest rates of 4.8%, 6.5% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of September 30, 2003.

     During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program under which up to $5 million may be used to purchase shares of SCM’s stock on the open market in the United States or Germany from time to time over the next two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. As of September 30, 2003, we had repurchased 618,400 shares of our common stock for an aggregate of $2.8 million pursuant to this program. During the third quarter of 2003 we made no purchases under this program.

     During the fourth quarter of 2003, we expect to continue making significant cash disbursements related to the disposition of our consumer Digital Media and Video business, some of which relate to charges already taken. In the fourth quarter of 2003, we also expect to generate more than $20 million of cash from the sale of Pinnacle stock, cash payments from Pinnacle and the Zio transaction. As a result, we expect our cash balances to increase in the fourth quarter of 2003 by the net amount of these disbursements and receipts. For a description of related risks, you should read, “Factors that May Affect Future Operating Results — There Are Risks Related to Our Ability to Collect the Proceeds of the Disposition of Our Consumer Digital Media and Video Business.”

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

23 of 42

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

     We have a history of losses with an accumulated deficit of $152.3 million as of September 30, 2003. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly operating results will likely fluctuate.

     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive may be tied to our customers’ budgetary cycles, project plans or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	new product announcements or introductions by us or our competitors;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	the sales volume, product configuration and mix of products that we sell;

•	our success in expanding our sales and marketing organization and programs;

•	technological changes in the market for our products;

•	increased competition or reductions in the average selling prices that we are able to charge;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, our disposition of the consumer Digital Media and Video business, litigation and write-down of investments or inventory.

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

24 of 42

A number of factors make it difficult to estimate operating results prior to the end of a quarter.

     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. In recent periods, customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand for our products or for our customers’ products, decreasing our revenue and causing customers to decrease or cancel orders to us or to delay payment.

     Over the past several quarters, economic conditions worldwide have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. Decreased demand in the European digital television market has contributed to declining and lower than expected sales of our conditional access modules. In the U.S. and in Europe, economic conditions have continued to delay or minimize deployments of smart card readers by corporations and financial institutions. These trends have had an adverse effect on our revenues during 2002 and 2003, and we expect these trends to continue to adversely affect sales during the fourth quarter. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a material adverse effect on our operating results.

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

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from November 8, 2002 to November 7, 2003, the reported sale prices for our common stock on the Nasdaq market ranged between $2.50 and $8.85 per share. Volatility in our stock price may result from a number of factors, including:

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

25 of 42

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

     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, a single customer accounted for approximately 23% of our total net revenue in the three months ended September 30, 2003. The divestiture of our consumer Digital Media and Video business increases our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results. For instance, lower sales of our conditional access modules in the first nine months of 2003 compared with the first nine months of 2002 were significantly impacted by the loss of a significant customer in Europe.

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

     These factors also include the following:

•	the slow pace and uncertainty of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the uncertainty of adoption of smart cards and timing of planned smart card projects by the U.S. government for large scale security programs beyond those in place today; and

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours.

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

Approximately half of our forecasted revenues in 2004 are dependent on new products, some of which are still under development.

     We are currently developing products that are expected to generate approximately half our planned revenue in 2004. If we cannot complete development of these products, or if development is delayed, we could lose business to

26 of 42

competition or lose the opportunity to introduce new technology to the market, and our sales could suffer significantly. For example, we are currently developing new smart card readers designed to provide secure physical access to government buildings. If we are unable to complete prototypes of these readers in time for sales demonstrations with our systems integration partners, we may not be selected to participate in any proposals to the U.S. government for secure access projects. If we are selected to provide new readers for secure physical access, we must be able to deliver the product on time or we would risk losing the business to competition.

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

If we do not achieve our targeted levels of revenues or anticipate the correct mix of products that will be sold, we may be required to record further charges related to excess inventories.

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

27 of 42

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

28 of 42

     We believe that competition in our markets is likely to intensify as a result of increasing demand for the type of products we offer. We currently experience competition from a number of companies. Our competitors include: Advanced Card Systems, BridgePoint Systems, Gemplus, O2Micro, OmniKey, STMicroelectronics and XTec in smart card readers, ASICs and universal smart card reader interfaces. In recent months we have also experienced competition in our digital TV business from new companies offering conditional access modules that are designed to provide access to pay-TV content for a limited time period rather than through ongoing subscription.

     Additionally, we experience indirect competition from some of our customers who sell alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these competitors and new competitors, such as Motorola, that develop digital security products. In addition, the market for our products may ultimately include technological solutions other than ours and our competitors.

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

Our smart card reader sales largely depend on U.S. government project timelines and budgetary allocations for information technology (IT) projects.

     We sell a significant proportion of our smart card reader products to the U.S. government. The timing of U.S. government smart card projects is not always certain. Expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of such government projects could negatively impact our sales. For instance, sales of our smart card reader products were lower in the first nine months of 2003 compared with the same period in 2002 due to the decreased level of deployments under the U.S. government’s Common Access Card program, as well as the lack of new projects at a stage to require smart card readers.

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

29 of 42

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

30 of 42

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

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 70% of our revenues for the year ended December 31, 2002, and approximately 75% and 70% of our revenues for the nine months ended September 30, 2003 and 2002, respectively, were derived from customers located outside the United States. Because most of our principal customers are located in other countries, we anticipate that international sales will continue to account for a large percentage of our revenues. As a result, our sales and operations may continue to be subject to certain international risks, including:

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

     From time to time, we make strategic minority investments in private and public companies. Our strategic investments involve a number of risks. We may not realize the expected benefits of these investments and we may lose all or a portion of our investment, particularly in the case of our private investments. If we were to lose these investments or if the investments were determined to be impaired, we would be forced to write off all or a portion of these investments, which would have a negative impact on our earnings in any given quarter. For example, we have written down a number of our investments over the past two years, including ActivCard, Cryptovision, SmartDisk, Spyrus and Satup. We had no strategic investments at September 30, 2003.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products,

31 of 42

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

32 of 42

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

     In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we may experience significant charges related to the amortization of certain intangible assets. In addition, if we later determine that our intangible assets or goodwill are impaired, we will be required to take a related non-

33 of 42

recurring charge to earnings. For example, in 2002 and 2001 we recorded asset impairments of approximately $15.4 million and $36.1 million respectively, based on management’s conclusions that intangible assets and goodwill from previous acquisition were impaired.

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

     We face a number of potential business interruption risks that are beyond our control. For example, in 2002, the State of California experienced intermittent power shortages and interruption of service to some business customers. Additionally, we may experience natural disasters that could disrupt our business. Our corporate headquarters are located near a major earthquake fault. The potential impact of a major earthquake on our facilities, infrastructure and overall operations is not known. An earthquake could seriously disturb our entire business process.

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

34 of 42

Item 3. Quantitative and Qualitative Disclosure about Market Risk Foreign Currencies

Foreign Currencies

     SCM transacts business in various foreign currencies, primarily in certain European countries, Singapore, Japan and the U.K. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in the UK, Europe and Singapore, where we sell in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

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

     At September 30, 2003, we had $34.1 million in cash and cash equivalents and $5.3 million in short-term investments. Based on our cash and cash equivalents and short-term investments as of December 31, 2002, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

35 of 42

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003, we were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The Complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business, we tortiously interfered with DVDCre8’s relationship with SCM Multimedia and others, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages against SCM and SCM Multimedia. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we are seeking indemnification from Pinnacle for all or part of the damages and the expenses incurred to defend such claims. SCM believes the claims by DVDCre8 are without merit and intends to vigorously defend the action.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

36 of 42

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Document

10.27	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.

10.28	Agreement with Andrew Warner

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on the Form 8-K was furnished pursuant to the Securities and Exchange Act of 1934, as amended, on October 29, 2003, reporting under Items 7 and 12 the announcement that on October 29, 2003, SCM Microsystems issued a press release regarding its financial results for the three and nine months ended September 30, 2003.

37 of 42

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCM MICROSYSTEMS, INC

Date: November 14, 2003

/s/ STEVEN L. MOORE

Steven L. Moore
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

38 of 42

EXHIBIT INDEX

Exhibit No.	Description

10.27	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.

10.28	Agreement with Andrew Warner

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

39 of 42