Form 10-K
period 2003-12-31
SCM MICROSYSTEMS INC
filed 2004-03-12
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22689

SCM Microsystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

466 Kato Terrace, Fremont, California (Address of Principal Executive Offices)	94539 (Zip Code)

Registrant’s telephone number, including area code: (510) 360-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value, and associated Preferred Share Purchase Rights
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.    ☑

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑        No ☐

    Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $82,778,388. For purposes of this disclosure, shares of Common Stock held by beneficial owners of more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At March 5, 2004, the registrant had outstanding 15,338,348 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    The Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2003 is incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2003

      SCM, Chipdrive, CIMax, EuroCAM, MultiCAM, SmartOS, St@rKey, SwapSmart, Towitoko and WorldCAM are registered trademarks and Flashbay, Opening the Digital World, POD Tool, and SCMOS are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

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

Description of Business

      SCM Microsystems, Inc. (“SCM”) was incorporated in 1996 under the laws of the state of Delaware. SCM designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our secure digital access products into three markets segments: Digital TV, PC Security and Flash Media Interface.

•	For the Digital TV market, we offer conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Flash Media Interface market, we offer digital media readers and ASICs that are used to transfer digital content to and from various flash media.

      We sell our products primarily to original equipment manufacturers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: digital TV operators and broadcasters and conditional access providers for our conditional access modules; government contractors, systems integrators, large enterprises, computer manufacturers, and banks and other financial institutions for our smart card readers; and computer and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

      Until the middle of 2003, SCM’s operations included a retail Digital Media and Video business that accounted for approximately half of our sales. As detailed in “Sale of Digital Media and Video Business” below, we sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM Security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, SCM has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 and 2001 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002 and 2001.

Sale of Digital Media and Video Business

      In conjunction with a strategy to focus on our core Security business, in the second quarter of 2003, our Board of Directors authorized two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of selected assets of our digital video business, including substantially all related product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”). In return, Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the sale, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Pursuant to an agreement signed on October 31, 2003, Pinnacle paid us an additional $2.0 million in cash, which amount reflects, among other things, the aforementioned adjustments. In accordance with the terms of the sale, Pinnacle registered the shares of Pinnacle stock received by us with the Securities and Exchange Commission (“SEC”) and we sold these shares over a period of several months. The proceeds received from the sale of the Pinnacle shares were less than $21.5 million and, in accordance with the terms of the sale, Pinnacle paid us an additional amount to make up the shortfall.

      On August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, our former Chief Financial Officer. Zio purchased and distributed our existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of this reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. As of December 31, 2003, Zio has purchased $2.5 million of reader inventory.

      See Note 13 to the consolidated financial statements for financial information regarding revenue and gross margin for our reported business segments through 2003. See “Management’s Discussion and Analysis of Financial Conditional and Results of Operations” for historical financial information, including revenue and gross margin, for our continuing Security business.

Overview of the Market for Secure Digital Access Products

      Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect integrity of data, as well as to control access to networks and the devices that connect to them. For digital television operators and Internet service providers, there is a need to limit access to broadcast content to paying subscribers and ensure that further storage or communication of such content is secure and complies with copyright laws. For government entities and large corporate enterprises, there is a need to control access to shared networks and intranets to prevent loss of proprietary data. In many cases, there may also be a need to expand network security systems to protect or restrict access to physical facilities used by employees or military personnel. Finally, for consumers and for online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. In all of these areas, standards-based connectivity devices that provide secure, controlled access to digital content or services are an easily deployed and effective solution.

     Digital Television Market

      The research firm In-Stat/ MDR estimates that by 2005, 54 million households will subscribe to digital cable television worldwide, compared with 21 million in 2001. Direct to home digital satellite is even more popular, and is predicted to grow to 90 million subscriptions worldwide by 2007. The rapid transition from analog to digital television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium’s ability to enable delivery of a broad range of customized, private content and interactive services. Digital TV may take the form of direct satellite broadcast services, digital cable services or direct terrestrial broadcasts.

      A primary challenge for television operators is to limit access to their pay-TV content to the intended users, such as those who have purchased appropriate subscriptions or event specific pay-per-view privileges. Traditionally, this has been accomplished through the use of proprietary set-top boxes, which connect to the user’s television to receive the broadcast signal and utilize embedded security software, known as conditional access, to decrypt a specific operator’s content. This is the dominant method of protecting pay-TV content in use in the world today. However, over the last several years, local country governments have endeavored to spur competition between operators and between set-top box manufacturers by mandating the availability of “open” receivers that utilize removable conditional access, rather than embedded security, to decrypt content. As a result, set-top boxes equipped with a common interface slot are now available in many areas of the world. The common interface slot accepts a conditional access security module with a smart card, which can be easily removed or exchanged to upgrade or change security systems for the set-top box. This is especially true in Europe, where, in the 1990s, many small broadcast operators determined that it was cost prohibitive to provide proprietary set-top boxes to their subscribers. Consequently, they elected to provide their customers with less expensive and easier to deploy removable conditional access modules, which could be used with the open set-top boxes then becoming available on the market.

      In conjunction with the regulatory push for open set-top boxes, various standards for removable security have been developed and adopted around the world. In Europe, the Digital Video Broadcasting-Common Interface, or DVB-CI standard was developed by the DVB Project, an international consortium of over 300 enterprises involved in varying aspects of digital television including France Telecom, Deutsche Telekom, Nokia, Sony and Philips. Legislation has been enacted in Poland, Spain, Switzerland and the United Kingdom mandating that set-top receivers comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In addition, in the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the Federal Communications Commission has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition by 2005. To support this move, CableLabs, a research and development consortium of U.S. cable television multi-system operators, or MSOs, has developed specifications for removable security as part of its OpenCable initiative. Various governments in Asia have also adopted broadcasting standards which are designed for removable security, including China, which has adopted the DVB standard, and Korea, which has adopted the OpenCable standard for the digitization of cable networks. We estimate that over the next five years, the Korean digital television industry will deploy open set top boxes requiring a removable conditional access module to between five and eight million households.

      Up to now, removable security has been used to enable pay-TV decryption with open set-top boxes connected to television sets. In the early 2000s, television sets with embedded receiver technology, called integrated digital TVs, began to be available. Although these televisions don’t require a set-top box to receive the broadcast signal, in many cases they do require a conditional access module to provide the specific decryption technology for the local cable broadcasts they are receiving. Sales of integrated digital television sets are expected to grow to 16.2 million units by 2007, according to the Consumer Electronics Association.

     Our Digital Television Products

      We offer both complete hardware solutions and interface chipsets to address the need for removable security for digital television pay-TV broadcasts. Through our direct sales force and select distributors, we sell our digital TV products to conditional access suppliers, television operators, broadcasters and distributors.

      Conditional Access Modules. Our conditional access modules combine smart card interface technology with the proprietary descrambling code of a digital television operator, providing a cost-effective and highly secure means of controlling access to digital broadcasts. Our conditional access modules utilize a smart card to determine if a viewer has access to a given operator’s service. If the viewer is authorized, the conditional access module descrambles the signal for viewing.

      Our conditional access modules comply with one or more major standards: the European DVB-CI standard and the U.S. OpenCable for removable security for digital television systems. This allows our modules to be used with any open standards television receiver — whether set-top box or integrated digital television — and enables the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud. Our conditional access modules enable content providers to deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.

      We sell our conditional access modules to a variety of customers in Europe, including distributors; OEMs; digital television operators such as BBC and Channel 4 in the UK, Premiere in Germany, Telefonica in Spain, Canal Digital and SVT in Sweden, CanalDigitaal in The Netherlands and ViaSat in Norway; and conditional access security encryption system providers, such as Mindport (Irdeto), Kudelski (Nagravision), Philips (Cryptoworks), NDS (Videoguard), Viaccess and Telenor (Conax).

      In the emerging Asian market, we have been working to leverage our relationships with global conditional access providers and to establish relationships with local suppliers in order to participate in opportunities arising from the deployment of digital television technology. To date, we have formed agreements with local encryption system providers in China including Novel-Tongfang and DTVIA (ChinaCrypt) to assist in creating an open standards-based broadcasting infrastructure for the Chinese market. In Korea, we have entered into agreements with NDS, Nagra, Canal+Technologies and Irdeto to develop conditional access modules for the Korean market.

      We are actively involved in the development and adoption of conditional access modules to support removable security for open digital receivers worldwide. We are currently a key contributor to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. By our own estimation, we have supplied more than 90% of the open standards-based authorized security modules for European digital TV, and based on that experience, co-authored the specifications for the U.S. Point of Deployment (POD) modules, which are scheduled to be deployed throughout the U.S. cable system by 2005 and in Korea beginning in 2004. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs, DVB and Free Universe Network, or FUN, a consortium of companies supporting open digital television platforms in Germany; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and end user receivers, all of which can benefit from using our conditional access modules for encryption and de-encryption.

      CIMaX®. Our CIMaX is a controller chip that enables digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI compliant conditional access modules. The CIMaX controller interfaces with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

     PC Security Market

      The proliferation of personal computers in both the home and office, combined with widespread access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-government, e-commerce and home banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. While the benefits of computer networks are significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of the integrity of the transaction. Online merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Corporate, government and other networks need security systems that protect the network from manipulation or abuse both from within and without the enterprise.

      Increasingly, large enterprises such as corporations, government agencies and banks are adopting systems that protect the network, the information in it and the people using it by authenticating each user as they log on and off the network. Authentication of a user’s identification is typically accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

      One example of a token used in two-factor authentication is the smart card, a credit card-sized plastic card that contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, health care records, merchant coupons, still or video images and, in some cases, cash. The smart card industry anticipated shipping more than one billion smart cards worldwide in 2003 for applications ranging from mobile communications to online banking, according to card manufacturer Axalto (formerly Schlumberger). We believe that smart cards are ideally suited to serve as tokens for network transactions and electronic commerce, both for their security capabilities and for the added value of the applications they support.

      The proliferation of smart cards and increasing awareness of their benefits is influencing technology industry leaders to incorporate smart card technology into their product development. Microsoft, HP and Sun Microsystems have endorsed smart cards as key components of their respective data security architectures. Computer industry leaders such as Microsoft and Apple Computer have incorporated support for smart cards into their latest operating systems, including WindowsTM 2000, Windows XP and Mac OS X, and the Linux operating system also includes support for smart cards. In addition, Sun Microsystems has released a popular Java application program interface for smart cards.

      To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card program. Since October 2000, the U.S. Department of Defense has distributed smart cards to approximately four million armed force personnel. These cards are being used as the standard identification and physical access credential for military personnel, and are also being used for secure authentication and network access. Because the card stores and protects personnel data, it is also being used wherever a digital signature is required, for example processing travel orders or expense claims online, electronic voting, contractor verification and in department specific programs. Other government agencies are also considering the use of smart cards as secure ID tokens. For example, smart cards currently are being evaluated for the Transportation Worker Identification Card program, which will include more than 12 million transportation workers at airports, seaports and other transportation hubs.

      Outside the government sector, corporate enterprises are increasingly adopting smart card technology to protect access to buildings and computer networks. Several smart card-based employee identification programs have already been announced by companies such as Nissan, Royal Dutch/ Shell Group, Hitachi, Sun Microsystems and Boeing Company. In the U.S. alone, corporations are expected to issue between 500,000 and 2 million smart cards for network authentication and other uses over the next two to three years, according to Axalto. Research firm Datamonitor predicts that large corporations and government agencies, together, will issue 36 million smart cards to workers in 2006, up from 14 million issued in 2002.

      In the financial industry, major credit card companies in many parts of the world have embraced smart card technology as a more secure way to secure transactions and eliminate fraud, the cost of which can be significant. Most of Europe and Asia/ Pacific and some markets in the Middle East, Africa and Latin America are moving to smart cards to reduce fraud. Smart cards are also expected to have a growing role in online banking. Western Europe, in particular has a high percentage of consumers banking online, and Germany is one of the first countries to coordinate e-government initiatives requiring digital signatures to leverage smart cards issued to bank customers.

     Our PC Security Products

      We offer a full range of smart card reader technology solutions to address the need for smart card-based security for PCs, networks and physical facilities. Our products include smart card readers, application specific integrated circuits, or ASICs and small office productivity packages based on smart cards. We sell our readers and ASICs to PC OEMs, smart card solutions providers and government systems integrators to support specific internal security programs, such as secure logon for employees, secure home banking or the Common Access Card program; as well as to original equipment manufacturers that incorporate our products into their devices, such as PCs or keyboards. We sell our small office productivity packages directly to end users via retail channels and the Internet.

      Smart Card Readers. We are one of the largest suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of — or authenticate — the user, and thus control access. Much like a “lock” works with a key, our readers work with a smart card to admit or deny access to a computer or network. Our readers are used to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon, personnel identification, secure home banking, digital signatures and secure e-commerce.

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

      To address the varied needs of our customers, we offer a range of smart card readers. These include readers designed for various platforms, such as desktop and notebook computers; as well as readers offering a range of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our smart card product line includes:

•	Secure Card Readers — internal or external card readers requiring only a smart card to provide secure authentication;

•	Secure PINpad Readers — external readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user;

•	Secure Trusted Readers — external readers with a numeric PINpad and display screen that utilize a smart card in conjunction with a personal identification number to provide highly secure two factor authentication of the user;

•	Secure Mobile Readers — external readers that utilize wireless connections and can be used away from the computer to authenticate the user;

•	Keyboard Readers — reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer; and

•	Biometric/ Combination Readers — internal and external readers that utilize biometric sensors, both stand alone and in conjunction with a smart card, to authenticate the user.

      All of our readers are developed in compliance with relevant industry standards related to the applications for which they will be used. For example, many of our readers, including the SCRx31 Secure Card Reader line, address Europay, MasterCard and Visa (EMV) international standards for financial transactions. We typically customize our smart card readers with unique casing designs and configurations to address the specific requirements of each customer.

      ASICs/ Chip Sets. Our chip sets provide smart card interface capabilities for embedded platforms, such as desktop computers or keyboards. Our STC+ chip provides basic smart card interface capability. Our STC II controller chip is an embedded, single chip solution for smart card readers, biometric readers and computer keyboards that supports multiple interfaces, multiple reader devices and all relevant security standards. In addition, the STC II chip is the industry’s first to offer on-board flash upgrades, allowing future firmware and application enhancements.

      CHIPDRIVE Productivity Solutions. We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium sized businesses. These include CHIPDRIVE WinLogon for smart card enabled logon to Microsoft® Windows; CHIPDRIVE TimeRecording for smart card-based, secure electronic time recording; CHIPDRIVE Smartcard Office, which combines elements of these two offerings into one package; and CHIPDRIVE SIM-Manager Pro, which allows downloading of mobile phone card data onto the PC.

     Flash Media Interface Market

      Digital cameras have gained rapid popularity over the last few years, resulting in 23 million U.S. households — nearly 20% — owning a digital camera at the end of 2002, according to PMA Marketing Research. Worldwide digital camera shipments are expected to increase 27% in 2004 to about 55 million, according to research firm IDC. The majority of digital cameras utilize removable media cards with quick loading flash memory to store digital images. In fact, cameras accounted for about 60% of demand worldwide for flash memory cards in 2003, according to IDC. To print their digital pictures, users can either download the files to their computer, where they can be emailed to a printing service or printed on a home computer; or they can print pictures themselves using professional equipment at a retail photo kiosk. PMA estimates that 20% of digital images taken in 2002 were printed, accounting for 6.1% of the total volume of prints made during the year.

      Digital camera users generally opt for higher capacity cards, which allow them to take more pictures before having to download images or swap out the card. As capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which is already a problem area for many camera owners. To print without draining the camera battery, the flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images. Kiosks in particular, which give instant, high-quality printouts of digital images, make printing photos more convenient. As flash memory card capacities increase and digital cameras continue to proliferate, we believe consumers will increasingly use readers to download and print their digital pictures.

     Our Flash Media Interface Products

      We offer both complete digital media readers and chip sets that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our flash media interface products primarily to photo kiosk manufacturers as well as through OEM distributors and to computer printer makers.

      Our digital media readers and chipsets allow printer manufacturers, photo kiosk makers and others to build flash media interface capabilities into their products. Our chip sets provide interface capabilities for all the major memory card formats, including CompactFlash I and II, IBM MicroDrive, MultiMediaCard, Secure Digital, SmartMedia, Sony Memory Stick and xD-Picture Card. Our media readers leverage our interface chips to enable each reader slot to read multiple types of cards.

     Technology

      Most of the markets in which we participate are new, and their needs will evolve as they mature. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and sales volumes of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our product lines and markets.

      Chip-Level Integration. We have implemented a number of our core technologies into silicon chips. For our Digital TV products, this includes the CIMaX DVB-CI chip. For our PC Security products, these include the STC, STC+ and STC II chips. For our Flash Media Interface products, these include the EUSB-DM, DM Flex and PCDM chips for digital media reader/writer applications.

      Silicon and Firmware. For our Digital TV and PC Security products, we have developed physical interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Flash Media Interface products, we have developed physical interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash memory cards.

      Proprietary Software. For our Digital TV and PC Security products, we have developed a flexible, proprietary software architecture that enables real-time downloading of firmware for new smart card protocol handling requirements into our STC II chip. This software, combined with our proprietary integrated circuits and firmware described above, allows the reader to accommodate new types of smart cards without the need to change the reader’s hardware. We have filed patent applications for this software application.

      Complete Hardware Solutions. We provide complete hardware solutions for a range of secure digital access applications, and we can customize these solutions in terms of physical design and product feature set to accommodate the specific requirements of each customer. For example, we have designed and manufactured smart card readers that incorporate specific features, such as a transparent case and removable USB cable, to address the needs of specific OEM customers.

Customers and Applications

      Our products are targeted at digital TV operators, conditional access suppliers, government contractors and systems integrators, as well as original equipment manufacturers of computers, computer components, consumer electronics and camera equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 56% of our total net revenue in 2003, 62% of our total net revenue in 2002, and 60% of our total net revenue in 2001. In 2003 and 2001, two customers each accounted for more than 10% of our net revenue and in 2002, one customer accounted for more than 10% of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

      We market, sell and license our products worldwide to television operators, government contractors, systems integrators and computer and camera manufacturers. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators and resellers. As of December 31, 2003, we had 55 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs, advertising, trade shows and ongoing customer and third-party communications programs.

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

      Digital Video Broadcasting (DVB). We have long been a member of the DVB consortium, which is responsible for setting the standards for the digital TV industry in Europe and other parts of the world. We were a key contributor to the development of the current DVB-CI standard for removable security modules. We remain actively involved in DVB through our participation in various subgroups of the organization, including those on copy protection and middleware technology.

      OpenCable. We are a founding member of the OpenCable project, an initiative of Cable Television Laboratories, Inc., or CableLabs, a research and development consortium of cable television system operators. The OpenCable process is intended to foster competition among suppliers for key elements of digital cable networks, while ensuring interoperability of devices connected to cable networks. We have played a leading role in OpenCable, including co-authoring the OpenCable standards specifications for removable security for digital TV in the U.S.

      European Association for the Protection of Encrypted Works and Services (AEPOC). Since 2002, we have been a member of AEPOC, a European consortium of digital television operators, conditional access providers and hardware manufacturers whose purpose is to lobby European governments to impose tougher legislation on broadcast piracy activities.

      Digital Home Working Group. We are a contributing member of the Digital Home Working Group, an organization focused on aligning industry leaders in the consumer electronics, mobile device and PC industries through digital interoperability. The group aims to deliver an interoperability framework of design guidelines based on open industry standards to further cross-industry digital convergence.

      Silicon Trust. We are a member of Silicon Trust, an industry forum sponsored by Infineon Technologies that focuses on silicon based security solutions, including smart cards, biometrics, and trusted platforms.

      Teletrust. We are a member of Teletrust, a German organization whose goal is to provide a legally accepted means to adopt digital signatures. Digital signatures are encrypted personal identifiers, typically stored on a secure smart card, which allow for a high level of security through internationally accepted authentication methods. We are a member of the smart card terminal committee, which defines the standards for connecting smart cards to computers for applications such as secure electronic commerce over the Internet.

      PCMCIA. We are an executive member of Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Dell, Intel, O2 Micro and Texas Instruments. In 1995, we introduced to PCMCIA the DVB-CI standard which was adopted as a custom interface extension for inclusion into the PC Card standard. In 1997, we proposed the adoption of the OpenCable POD interface standard for digital set-top boxes in the U.S., which was subsequently approved.

      FUN. We are a member of Free Universe Network, or FUN, a media and technology alliance in Germany, whose goal is to open up German broadband cable networks to ensure competition, diversity and unimpeded access for all market participants. The centerpiece of FUN is the definition of a universal platform which forms the basis for the distribution and use of all digital programs, through the integration of DVB common interface technology.

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

      Smart Card Alliance. We are a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also members of Smart Card Alliance’s Leadership Council and the Secure Personal ID Task Force, which was formed to discuss issues relating to the implementation of privacy-sensitive identification systems. We regularly contribute to Smart Card Alliance research and education materials including white papers, for example a paper defining key policy, process and technology considerations for a secure smart card-based personal ID system.

      SmartRight. In late 2002, we joined SmartRight, an industry consortium composed of leading companies from the consumer electronics, conditional access, integrated circuit and smart card industries — including Axalto (formerly Schlumberger), Canal+Technologies, Gemplus, Micronas, Nagravision, Panasonic, Pioneer, STMicroelectronics and Thomson. The aim of SmartRight is to develop a worldwide framework for copy protection within a digital home network. The SmartRight system will work in combination with conditional access systems or digital rights management systems, to provide end-to-end protection of digital content from the content provider to the consumer’s presentation device and can accept content from any kind of source, including free-to-air and pre-recorded content.

      Trusted Computing Group. In November 2003, we joined the Trusted Computing Group, or TCG, an open industry standards organization whose specifications help vendors build products that let users protect critical data and information across a variety of computing platforms. TCG’s focus in on developing, defining and promoting hardware-enabled trusted computing and security technologies across multiple platforms, peripherals and devices.

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

      Our research and development expenses were approximately $9.5 million, $8.6 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, we had 153 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. All of our research and development activities occur in India and France. We fund a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products. We recognized approximately $0.7 million, $0.9 million and $0.9 million in technology development revenues in 2003, 2002 and 2001, respectively.

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

      We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security in the manufacturing process. As of December 31, 2003, we had 71 full-time employees engaged in manufacturing and logistics activities. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. Our quality control specialists conduct on-site inspections of our suppliers, and our products are tested by our contract manufacturers prior to shipment.

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Philips and Atmel to produce ASICs for our digital TV modules and we utilize the foundry services of Atmel and Samsung to produce our ASICs for smart cards readers. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash media, are in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

      The digital television decryption, PC security and flash media interface products markets are intensely competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of increasing demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	ePOINT and OnSpec for digital media readers and ASICs; and

•	Neotion and Aston in conditional access modules for digital television broadcast decryption. In recent months, we also have experienced new competition from companies offering unauthorized, “emulated” conditional access software on modules which can be used to illegally access digital broadcasts.

      We anticipate competing with several companies in the secure physical access market, once our smart card reader products for this market begin shipping. These companies could include AMAG Technology, BridgePoint Systems, HID, Indala, Precise Biometrics and XTec.

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

      We believe that the principal competitive factors affecting the market for our products include:

•	the extent to which products support industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability required within industry segments;

•	technical features;

•	quality and reliability;

•	our ability to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of distribution channels; and

•	price.

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

Employees

      As of December 31, 2003, we had a total of 349 full-time employees, of which 153 were engaged in engineering, research and development; 55 in sales and marketing; 71 in manufacturing and logistics; and 70 in general management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Foreign Operations

      Please see Note 13 to the financial statements included in response to Item 8 for financial information about geographic areas in which we have operations.

Availability of SEC Filings

      We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.scmmicro.com.

Item 2.	Properties

      Our corporate headquarters are in Fremont, California where we lease approximately 18,300 square feet pursuant to a lease agreement that expires on April 30, 2006. Our European headquarters are located in Ismaning, Germany, where we lease approximately 35,000 square feet pursuant to a lease agreement that ends November 15, 2008. We lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at this facility and are attempting to sublease the unused space. We also lease our facilities in Japan and Singapore. We own our research and development facilities in La Ciotat, France and in Chennai, India.

Item 3.	Legal Proceedings

      In September 2003, we and Pinnacle Systems, Inc. (“Pinnacle’) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend such claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if we were to be unsuccessful in our defense of this lawsuit or the indemnification claim, and if the plaintiffs were able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will recover all or a portion of any damages assessed or expenses incurred.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to SCM’s stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock; Number of Holders; Dividends

      Our common stock is quoted on the Nasdaq National Market under the symbol “SCMM” and on the Prime Standard (formerly the Neuer Markt) of the Frankfurt Stock Exchange under the symbol “SMY.” The following table lists the high and low closing prices from the first quarter of 2002.

			Prime Standard
			(formerly known
			as Neuer Markt)
	Nasdaq National		(Quoted in
	Market		Euros)

	High	Low	High	Low

Fiscal 2002:
First Quarter	$16.65	$10.40	€18.00	€11.50
Second Quarter	$13.38	$8.60	€14.10	€9.40
Third Quarter	$13.90	$3.92	€13.00	€4.02
Fourth Quarter	$9.50	$3.41	€8.80	€3.47
Fiscal 2003:
First Quarter	$5.23	$2.50	€4.93	€2.34
Second Quarter	$5.46	$2.64	€4.72	€2.50
Third Quarter	$8.85	$5.72	€8.15	€4.58
Fourth Quarter	$8.78	$7.45	€7.41	€6.22
Fiscal 2004:
First Quarter (through March 5, 2004)	$9.30	$7.79	€7.48	€6.20

      On March 5, 2004, the closing prices of our common stock were $8.09 per share as reported by the Nasdaq National Market and € 6.38 per share as reported by the Prime Standard of the Frankfurt Stock Exchange. According to the most recent data available at March 5, 2004, we had approximately 28,276 stockholders of record and beneficial stockholders.

      We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

      The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 and incorporated by reference to our 2004 Proxy Statement.

Recent Sales of Unregistered Securities

      None.

Item 6.	Selected Financial Data

      The table below has been restated to account for the retail Digital Media and Video business as a discontinued operation.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$66,488	$90,075	$98,856	$56,376	$54,961
Cost of revenue	39,661	56,501	70,582	36,151	34,255

Gross profit	26,827	33,574	28,274	20,225	20,706

Operating expenses:
Research and development	9,535	8,567	7,809	6,780	5,086
Selling and marketing	11,469	10,466	10,717	6,850	6,224
General and administrative	11,502	11,270	10,382	4,747	6,037
Amortization of goodwill and intangibles	1,129	819	2,076	1,144	803
Impairment of goodwill and intangibles	—	6,578	—	—	—
In-process research and development	—	—	—	1,920	—
Restructuring and other charges	4,728	8,500	1,391	295	—

Total operating expenses	38,363	46,200	32,375	21,736	18,150

Income (loss) from operations	(11,536)	(12,626)	(4,101)	(1,511)	2,556
Loss from investments	(240)	(1,242)	(6,230)	—	—
Interest income, net	801	717	1,746	5,617	6,107
Foreign currency transaction gains (losses) and other income (expense)	715	(2,396)	1,483	1,153	260

Income (loss) before income taxes	(10,260)	(15,547)	(7,102)	5,259	8,923
Benefit (provision) for income taxes	1,442	(3,200)	(482)	1,187	(2,359)

Income (loss) from continuing operations	(8,818)	(18,747)	(7,584)	6,446	6,564
Income (loss) from discontinued operations, net of income taxes	(14,256)	(30,327)	(60,763)	(11,155)	2,544
Loss on sale of discontinued operations	(15,102)	—	—	—	—

Net income (loss)	$(38,176)	$(49,074)	$(68,347)	$(4,709)	$9,108

Basic income (loss) per share from continuing operations	$(0.57)	$(1.20)	$(0.49)	$0.44	$0.47
Diluted income (loss) per share from continuing operations	$(0.57)	$(1.20)	$(0.49)	$0.41	$0.43
Basic income (loss) per share from discontinued operations	$(1.92)	$(1.95)	$(3.97)	$(0.76)	$0.18
Diluted income (loss) per share from discontinued operations	$(1.92)	$(1.95)	$(3.97)	$(0.76)	$0.17
Basic net income (loss) per share	$(2.49)	$(3.15)	$(4.46)	$(0.32)	$0.65
Diluted net income (loss) per share	$(2.49)	$(3.15)	$(4.46)	$(0.32)	$0.60
Shares used in computations:
Basic	15,317	15,597	15,319	14,641	14,082
Diluted income (loss) per share from continuing operations	15,317	15,597	15,319	15,605	15,086
Diluted income (loss) per share from discontinued operations	15,317	15,597	15,319	14,641	15,086
Diluted net income (loss) per share	15,317	15,597	15,319	14,641	15,086

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,038	$55,517	$59,421	$66,926	$125,409
Working capital(1)	50,770	83,997	101,280	123,745	150,491
Total assets	96,442	148,617	185,588	252,395	210,984
Total stockholders’ equity	63,424	100,100	141,781	210,160	175,796

(1)	Working capital is defined as current assets less current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our secure digital access products into three markets segments: Digital TV, PC Security and Flash Media Interface.

•	For the Digital TV market, we offer conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Flash Media Interface market, we offer digital media readers and ASICs that are used to transfer digital content to and from various flash media.

      We sell our products primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: digital TV operators and conditional access providers for our conditional access modules; government contractors, systems integrators, large enterprises, computer manufacturers, and banks and other financial institutions for our smart card readers; and computer and camera manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

      Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM Security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 and 2001 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002 and 2001.

      In our continuing Security operations, we have experienced a significant drop in revenues in the three year period from 2001 through 2003, which has resulted in operational losses in our business in recent quarters. The decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by weakness in the overall digital television market in Europe throughout 2002 and 2003, the loss of a major customer in the second half of 2002 and the entry of new competition in the second half of 2003. Sales of our PC Security products grew significantly during 2002 as we shipped high volumes of product for a U.S. government project. Demand for volume shipments ceased at the end of 2002 as this project neared its conclusion and our PC Security sales levels in 2003 fell back to 2001 levels. Sales of Flash Media Interface products were higher in both 2002 and 2003 than their 2001 levels, but these sales have remained a relatively small component of our overall revenue.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering revenue is recognized using the percentage of completion method.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2003, 2002 and 2001, we wrote down approximately $0.8 million, $4.0 million and $11.2 million of inventory, respectively, based on such judgments.

•	We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, some of which are in publicly traded companies and some of which are in non-publicly traded companies whose value is difficult to determine. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2003, 2002 and 2001, we realized impairment charges of approximately $0.5 million, $1.2 million and $6.2 million, respectively, in continuing operations related to our investments.

•	In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangibles Assets, and management is required to analyze goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2002, we recorded $6.6 million of asset impairment in continuing operations based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, reducing our 2002 net income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on our Security business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SEC”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002 and 2001, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46R”) in December 2003. FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. We have no contractual relationship or other business relationship with a VIE and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for our fiscal year beginning January 1, 2003. The Company adopted the disclosure requirements of SFAS No. 148 in 2002 and continues to account for stock based compensation under APB Opinion 25 and related Interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on our financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN No. 45 in 2002. The recognition and measurement provisions of FIN No. 45 have been applied to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material effect on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, we adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and the adoption did not have an impact on our historical results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. As of January 1, 2002, we adopted SFAS No. 142 and, as a consequence stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Intangible assets relating to continuing operations of approximately $0.1 million were reclassified to goodwill and amortization ceased effective January 1, 2002. In 2003, we recorded no impairment charges and in 2002, we recorded an impairment charge of $6.6 million in continuing operations relating to goodwill and indefinite-lived assets from past business combinations. Amortization of intangibles for fiscal 2003 and 2002 was $1.1 million and $0.8 million, respectively.

Acquisitions

      On May 22, 2002, we paid $4.5 million in cash for all the outstanding share capital of Towitoko AG, a privately held smart card-based security solutions company based in Munich, Germany. The acquisition has been accounted for under the purchase method of accounting and the results of operations were included in our results of operations since the date of the acquisition. In connection with the acquisition, we incurred acquisition costs of approximately $0.1 million. At the time of the acquisition, Towitoko had no significant research and development projects that were incomplete.

      Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-

compete agreements entered into in connection with the acquisition are being amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill of $1.1 million were evaluated for impairment in the fourth quarter of 2002 and were written off. All other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

Results of Operations

      The following table sets forth certain items from our consolidated statement of operations as a percentage of total revenue for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	59.7	62.7	71.4

Gross profit	40.3	37.3	28.6

Operating expenses:
Research and development	14.3	9.5	7.9
Selling and marketing	17.3	11.6	10.8
General and administrative	17.3	12.5	10.5
Amortization of goodwill and intangibles	1.7	0.9	2.1
Impairment of goodwill and intangibles	—	7.3	—
Restructuring and other charges	7.1	9.4	1.4

Total operating expenses	57.7	51.2	32.7

Loss from operations	(17.4)	(13.9)	(4.1)
Loss from investments	(0.4)	(1.4)	(6.3)
Interest income, net	1.2	0.8	1.8
Foreign currency transaction gains (losses) and other income (expense)	1.1	(2.7)	1.5

Loss from continuing operations before income taxes	(15.5)	(17.2)	(7.1)
Benefit (provision) for income taxes	2.2	(3.6)	(0.5)

Loss from continuing operations	(13.3)	(20.8)	(7.6)
Loss from discontinued operations, net of income taxes	(21.4)	(33.7)	(61.5)
Loss on sale of discontinued operations	(22.7)	—	—

Net loss	(57.4)%	(54.5)%	(69.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Revenue. Summary information by product segment for the years ended December 31, 2003 and 2002 is as follows (in thousands):

	Years Ended
	December 31,

	2003	2002

Digital TV
Revenues	$35,341	$46,475
Gross profit	13,039	19,399
Gross profit %	37%	42%
PC Security
Revenues	$20,691	$32,514
Gross profit	7,994	9,194
Gross profit %	39%	28%
Flash Media Interface
Revenues	$10,456	$11,086
Gross profit	5,794	4,981
Gross profit %	55%	45%
Total:
Revenues	$66,488	$90,075
Gross profit	26,827	33,574
Gross profit %	40%	37%

      Net revenue for the twelve months ended December 31, 2003 was $66.5 million, compared to $90.1 million in 2002, a decrease of 26%. While sales decreased across all three product areas, the decline was most pronounced in PC Security, which decreased by 36% in 2003, and in Digital TV, which decreased 24%. Because the end markets for these two product lines are very different, the reasons for the sales decline in each are unique as well.

      Looking first at PC Security, sales decreased from $32.5 million in 2002 to $20.7 million in 2003. This product line consists of smart card readers and related chip technology that is purchased principally for use by corporations, banks or governments to protect computer networks against unauthorized access. Throughout 2002, we were a major supplier, through prime contractors, to the U.S. Department of Defense for their Common Access Card program, which is the world’s largest network security program based on smart cards to date. At the end of 2002, the deployment of smart cards and readers under this program had been largely completed. We therefore experienced a sharp drop in sales beginning in the first quarter of 2003, as high-volume shipments of our smart card readers to the U.S. government ceased. While the U.S. government has announced plans to roll out similar smart card based programs to other departments and agencies, none have yet generated any significant revenue opportunity for us. Our PC Security sales in 2003, therefore, consisted of smaller volume shipments of readers for smaller scale projects with European banks, corporate enterprises and the U.S. government.

      In our Digital TV product line, sales decreased from $46.5 million in 2002 to $35.3 million in 2003. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators or broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. In the third quarter of 2002, we lost a significant customer in Europe, and the loss of this customer has resulted in generally lower levels of sales since that time. In addition, beginning in 2002 and continuing through 2003, many of the larger television operators in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of their size and industry influence, we believe this further weakened demand from our customer base, the smaller operators, as well. Because of the financial strain these larger operators were experiencing, during 2002 we began a strategy to expand our potential market by targeting larger operators with our conditional access modules, as we believed this would be an effective way for them to lower their costs. To date, this strategy has not yielded any significant sales. Beginning in the third quarter of 2003 and continuing through the fourth quarter, we also were significantly impacted by new competition, which previously had not been identified. This competition is from suppliers that have emulated the conditional access decryption software for pay-TV content and have ported it to conditional access modules which may be used to provide unauthorized access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers. We have also developed a new product, released in the fourth quarter of 2003, that we believe will effectively compete with these unauthorized modules. However, we expect that it will take several months to regain the market share we have lost.

      Revenues from our Flash Media Interface product line remained relatively stable year to year, with sales of $10.5 million in 2003 versus $11.1 million in 2002, a decrease of 6%. Flash Media Interface revenues consist of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.

      Gross Profit. Gross profit for 2003 was $26.8 million, or 40% of total net revenue, compared to $33.6 million, or 37% in 2002. Gross profit figures for both periods were impacted by inventory charges taken during the respective years. In 2003, we recorded a write-down of inventory of $0.8 million for a European Digital TV customer whose sales did not meet forecast. Excluding the inventory charge, gross margin for 2003 would have been 42%. In 2002, we recorded inventory charges of $2.0 million related to Digital TV and PC Security products and inventory that were discontinued during the year. Excluding the inventory charge, gross margin for 2002 would have been 39%. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

      Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For 2003, research and development expenses were $9.5 million, or 14% of total revenue, compared with $8.6 million, or 10% of total revenue in 2002. Research and development expenses rose in 2003 primarily for two reasons. First, the 2003 figures include expenses for our Indian research and development center, which had previously been associated with product development for our retail Digital Media and Video business. When we sold the retail Digital Media and Video business in mid 2003, we retained the engineering resources in India and phased in the costs of this organization through the third and fourth quarters, with full expenses recognized in continuing operations from approximately October 2003. Second, our acquisition in May 2002 of Towitoko also resulted in higher research and development expenses in 2003, as Towitoko product development costs were included for only about seven months of fiscal 2002, but for the full 12 months of 2003. We expect our research and development expenses to vary based on future project demands.

      Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses for 2003 were $11.5 million, or 17% of revenue, compared with $10.5 million in 2002, or 12% of revenue. There were primarily two factors that caused sales and marketing expenses to be higher in 2003. The first was an increase in headcount and marketing costs from the acquisition of Towitoko in May 2002. Towitoko-related expenses were included for only about seven months of fiscal 2002, but for the full 12 months of 2003. Secondly, we incurred incremental costs during 2003 as we transitioned some employees from our retail Digital Media and Video business to our Security organization. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

      General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2003, general and administrative expenses were $11.5 million, or 17% of revenue, compared with $11.3 million, or 13% of revenue in 2002. During 2003, we significantly restructured our organization, and as a result, we incurred incremental expenses to execute this effectively. In particular, we incurred higher legal and professional costs, primarily in Europe, in conjunction with various tax and Value Added Tax audit activities. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

      Amortization of Goodwill and Intangibles. Amortization of intangibles in 2003 was $1.1 million, compared with amortization of goodwill and intangibles of $0.8 million in 2002.

      Impairment of Goodwill and Indefinite-lived Intangibles. As required under SFAS No. 142, in the fourth quarter of 2003 and 2002, we evaluated the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet. In 2003, we concluded that our intangible assets were valued appropriately, and no impairment was required. In the fourth quarter of 2002, we concluded that the carrying value of goodwill and trade name assets relating to past acquisitions was not supportable in light of our then-current capital stock market valuation. Accordingly, we took a charge of $15.4 million for goodwill and other indefinite-lived intangible asset impairment.

      Restructuring and Other Charges. We recorded restructuring and other charges of $4.7 million in 2003 and $8.5 million in 2002. In both years, restructuring costs related to the closure and relocation of SCM facilities. The greatest proportion of restructuring costs related to severance in 2003 and to lease commitments and severance in 2002. Other charges consisted of legal, accounting and professional fees related to the announced separation of our retail Digital Media and Video business and to tax related costs in both 2003 and 2002. The greatest proportion of other charges in 2003 was for a change in estimate to tax provisions recorded in the previous year. For 2002, this tax provision, which related to foreign taxes due from customers and deemed non-collectible, comprised the greatest proportion of other charges, followed by legal, accounting and professional costs related to the announced separation of our retail Digital Media and Video business.

      Loss from Investments. From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During 2003, we recorded a loss of $0.4 million from our investment in Cryptovision. This was offset by a gain of $0.2 million from the sale of our investment in ActivCard. The result was a loss on investments of $0.2 million for the year. During 2002, we wrote down our investment ActivCard. The result was a charge to the statement of operations of $1.2 million.

      Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. Interest income, net was $0.8 million in 2003, compared with $0.7 million in 2002. During 2003, cash balances declined for part of the year, resulting in lower interest income from cash. This was offset by additional interest income recorded for a tax refund that we received in the fourth quarter of 2003.

      Foreign Currency Transaction Gains and Losses and Other Income and Expenses. Foreign currency transaction gains and other income was $0.7 million in 2003, compared with foreign currency losses and other expenses of $2.4 million in 2002. During 2003, a weaker U.S. Dollar continued to negatively impact foreign currency exchange rates. However, we did record a small gain for the year on foreign currency transactions, which was augmented by a small gain on the sale of a fixed asset and by other income of $0.5 million, which resulted from the refund to us of an investment made in prior periods. During 2002, we recorded foreign currency transaction losses from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of our subsidiaries in Singapore, Germany and France. In addition, other expense of $0.4 million was also generated from various non-operating activities which occurred throughout the year.

      Income Taxes. In 2003, we recorded a net benefit for income taxes of $1.4 million, which consisted of a $2.1 million refund for taxes paid in the U.S., offset by a tax provision of $0.7 million for other tax jurisdictions. In 2002, we recorded a provision for income taxes of $3.2 million, which consisted of the related valuation allowance against deferred tax assets for our continuing Security business recorded during the third quarter of 2002.

      Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business in 2003 and 2002 was $24.8 million and $87.6 million, respectively. Operating loss for the same periods was $15.1 million and $19.8 million, respectively and net loss was $14.3 million and $30.3 million, respectively.

      During 2003, net loss on disposal of the retail Digital Media and Video business was $15.1 million and included net inventory write-downs of $0.5 million; asset write-downs of $3.1 million; increased liabilities of $0.2 million; severance of $2.8 million; contract settlements and lease commitments of $4.5 million; transactional costs to sell the business of $2.6 million; and other costs of $1.4 million that related to the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Revenue. Summary information by product segment for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	Years Ended
	December 31,

	2002	2001

Digital TV
Revenues	$46,475	$70,940
Gross profit	19,399	19,732
Gross profit %	42%	28%
PC Security
Revenues	$32,514	$19,673
Gross profit	9,194	6,395
Gross profit %	28%	33%
Flash Media Interface:
Revenues	$11,086	$8,243
Gross profit	4,981	2,147
Gross profit %	45%	26%
Total:
Revenues	$90,075	$98,856
Gross profit	33,574	28,274
Gross profit %	37%	29%

      Net revenue for the twelve months ended December 31, 2002 was $90.1 million, compared to $98.9 million in 2001, a decrease of 9%. This decrease resulted from a significant drop in sales of our Digital TV products, offset by increased sales of our PC Security and Flash Media Interface products. Sales of Digital TV products decreased 34% from their 2001 levels of $70.9 million to $46.5 million in 2002 and comprised the greatest proportion of our revenues in both years. In the third quarter of 2002, we lost a significant customer in Europe, and in addition wrote off $4.0 million of inventory that had already been sold to the customer. In addition, during 2002, many of the larger television operators in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of their size and industry influence, we believe this further weakened demand from our customer base, the smaller operators, as well. Because of the financial strain these larger operators were experiencing, during 2002 we began a strategy to expand our potential market by targeting larger operators with our conditional access modules, as we believed this would be an effective way for them to lower their costs. Through 2002, this strategy did not yield any significant sales.

      Decreased Digital TV sales in 2002 were significantly offset by increased sales of our PC Security and Flash Media Interface products, which rose a combined 56%. Most significant was the increase in our PC Security product sales due to high volume shipments, through prime contractors, of smart card reader products to the U.S. government during the last quarter of 2001 and throughout 2002. The readers were deployed under the Department of Defense’s Common Access Card program for personnel identification and authentication. PC Security product sales rose from $19.7 million in 2001 to $32.5 million in 2002, an increase of 65%. Sales of our Flash Media Interface products also increased in 2002 to $11.1 million, up 34% over sales of $8.2 million in 2001. This sales increase was due to the successful closure of a new OEM contract for our ASICs to provide interface capabilities between flash memory cards and computer printers.

      Gross Profit. Gross profit for 2002 was $33.6 million, or 37% of total net revenue, compared to $28.3 million, or 29% of revenue in 2001. Gross profit figures for both periods were impacted by inventory charges taken during the respective years. In 2002, we recorded inventory charges of $2.0 million related to Digital TV and PC Security products and inventory that were discontinued during the year. Excluding the inventory charges, gross margin for 2002 would have been 39%. In 2001, we recorded inventory charges of $11.2 million related primarily to Digital TV products and components, and to a lesser extent to Flash Media Interface products and components, that were considered excess, obsolete or impaired due to technological advancements. Excluding the inventory charges, gross margin for 2001 would have been 40%.

      Research and Development. For 2002, research and development expenses were $8.6 million, or 10% of total net revenue, compared with $7.8 million, or 8% of revenue in 2001. The $0.8 million increase in 2002 was a result of additional engineering headcount associated with the acquisition of Towitoko in May 2002, together with increased investments overall in our French and Indian research and development facilities.

      Selling and Marketing. Selling and marketing expenses for 2002 were $10.5 million, or 12% of total net revenue, compared with $10.7 million in 2001, or 11% of revenue. During 2002, we reduced sales and marketing headcount in the U.S., and added headcount in Europe, both through new hires and the acquisition of Towitoko. The net result of these changes was that overall sales and marketing expenses remained basically constant year to year.

      General and Administrative. In 2002, general and administrative expenses were $11.3 million, or 13% of total net revenue, compared with $10.4 million, or 11% of revenue in 2001. The $0.9 million increase in 2002 was driven primarily by the hiring of additional administrative headcount for the Finance, Human Resources and Legal functions, as well as incremental legal and professional fees related to the increasingly complex administration of our global operations. These increases were partially offset by a decrease in bad debt expenses during 2002 compared with 2001.

      Amortization of Goodwill and Intangibles. Amortization of intangibles in 2002 was $0.8 million, compared with amortization of goodwill and intangibles of $2.1 million in 2001. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and as a consequence stopped amortizing goodwill and indefinite-lived intangible assets that resulted from business combinations completed prior to June 30, 2001. Amortization of intangibles was lower in 2002 because 2001 included amortization of intangibles which were written down in the fourth quarter of 2001.

      Impairment of Goodwill and Indefinite-lived Intangibles. During the fourth quarter of 2002, we concluded that the carrying value of goodwill and trade name assets relating to past acquisitions was not supportable in light of our then-current capital stock market valuation and took a charge of $6.6 million for goodwill and other indefinite-lived intangible asset impairment. At the end of 2001, in conjunction with the announced separation of our Digital Media and Video business, we early adopted SFAS No. 144 which superceded SFAS No. 121 and took a non-cash write-down of goodwill and other intangibles of $36.1 million in the fourth quarter. The entire amount of the goodwill and intangibles write down was related to the Digital

Media and Video business and is included in discontinued operations. Consequently, we did not take any charges in the first quarter of 2002 associated with the adoption of SFAS No. 142.

      Restructuring and Other Charges. We recorded restructuring and other charges of $8.5 million in 2002 and $1.4 million in 2001. In both years, restructuring costs related to the closure and relocation of SCM facilities. Restructuring costs primarily related to lease commitments and severance in 2002 and to lease commitments, severance and asset write-downs in 2001. Other charges in 2002 consisted of legal, accounting and professional fees related to the announced separation of our retail Digital Media and Video businesses and tax related costs. The greatest proportion of these was a tax provision related to foreign taxes due from customers and deemed non-collectible. Other charges in 2001 related to legal settlement.

      Loss from Investments. During 2002, because of the continued deterioration of general economic conditions and changes in specific market conditions, we determined that our investment in ActivCard had been impaired. Accordingly, in the third quarter of 2002 we wrote down our investment in ActivCard to its fair market value as of September 30, 2002. The result was a charge to the statement of operations of $1.2 million. During 2001, we determined that our investments in Spyrus Inc. and Satup Databroadcasting AG were similarly impaired. We wrote off these investments and the investment in a Singapore subsidiary of PC Card. The result was a charge to the statement of operations of $6.2 million.

      Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. Interest income, net was a gain of $0.7 million in 2002, compared with a gain of $1.7 million in 2001. Lower overall interest rates, as well as lower average cash balances in 2002 resulted in the decrease in interest income, net in 2002 compared to 2001.

      Foreign Currency Transaction Gains and Losses and Other Income and Expenses. Foreign currency transaction losses and other expenses were $2.4 million in 2002, compared to gains of $1.5 million in 2001. The losses in 2002 were primarily due to a weakening U.S. Dollar compared to the Euro and Singapore Dollar, which negatively impacted the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of our subsidiaries in Singapore, Germany and France. In 2002, other expense of $0.4 million also was generated from various non-operating activities which occurred throughout the year. In 2001, the foreign currency transaction gains were driven primarily by a strengthening U.S. Dollar. This generated gains from the revaluation of receivables, mainly between our Singapore subsidiary and other non-U.S. Dollar functional currency reporting entities.

      Income Taxes. In 2002, we recorded a provision for income taxes of $3.2 million, which consisted primarily of the related valuation allowance against deferred tax assets for our continuing Security business recorded during the third quarter of 2002. During 2001, we recorded a provision for taxes of $0.5 million, consisting of a provision for non-U.S. tax jurisdictions of $2.0 million, mainly offset by a $1.5 million benefit recorded in relation to losses incurred in the U.S.

      Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. Net revenue for the retail Digital Media and Video business in 2002 and 2001 was $87.6 million and $86.1 million, respectively. Operating loss for the same periods was $19.8 million and $66.7 million, respectively, and net loss was $30.3 million and $60.8 million, respectively.

Liquidity and Capital Resources

      As of December 31, 2003, our working capital, which we have defined as current assets less current liabilities, was $50.8 million compared to $84.0 million as of December 31, 2002. Working capital decreased in 2003 by approximately $33.2 million, due to a decrease in cash, cash equivalents and short-term investments of $0.5 million, a decrease in accounts receivable of $20.9 million, a decrease in inventory of $30.0 million, partially offset by a decrease in current liabilities of $15.9 million and an increase in other current assets of $2.3 million. The reduction of $33.2 million in working capital was due primarily to the sale of our retail Digital Media and Video business to Pinnacle and Zio. During 2003, we received $23.5 million of cash from both Pinnacle and Zio as consideration for the sale in the form of cash and stock. This stock consideration was liquidated prior to December 31, 2003.

      In 2003, cash and cash equivalents decreased by $0.8 million, primarily due to cash provided by operating activities of $2.3 million, which included a cash refund from the U.S. Internal Revenue Service of $2.1 million related to taxes paid for years prior to 2003 being partially offset by cash used in investing activities of $2.3 million and cash used in financing activities of $1.1 million and the effect of exchange rates on cash and cash equivalents of $0.3. Cash used in continuing operations of $0.8 million was primarily due to a $38.2 million net loss, the adding back of loss from discontinued operations of $29.4 million, depreciation and amortization of $3.9 million, the loss on investments of $0.2 million, the loss on disposal of fixed assets of $0.1 million and the stock-based compensation of $0.1 million, decreases in accounts receivable of $4.5 million and inventory of $6.1 and an increase in deferred tax liability of $0.3 million. These were partially offset by an increase in other assets of $1.3 million and decreases in accounts payable of $1.5 million, accrued expenses of $3.8 million and income taxes payable of $0.6 million. Cash provided by operating activities from discontinued operations was $3.1 million.

      Cash used in investing activities from continuing operations was primarily for capital expenditures of $1.2 million, purchases of long-term investments of $0.4 million, and net purchases of short-term investments of $0.5 million. Cash used in investing activities from discontinued operations was $0.2 million for capital expenditures. Cash used in financing activities was primarily from the issuance of common stock of $1.0 million which is offset by SCM’s repurchase of its common stock of $2.1 million.

      During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program in which up to $5 million may be used to purchase shares of our stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. As of March 5, 2004, we had repurchased 618,400 shares of our common stock for an aggregate of $2.8 million pursuant to this program.

      SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $1.0 million as of December 31, 2003). The German line has no expiration date and bears interest at 6.0%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of December 31, 2003) which bears interest at 3.06% and has no expiration date. In addition, the Company has two separate overdraft facilities for the Company’s manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.3 million and $3.5 million as of December 31, 2003) with base interest rates of 4.8% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2003.

      Our stock option program is a broad based, long term retention program that is intended to attract and retain valuable employees and align their interests to that of stockholders. The program allows for employees and non-employee directors to be granted options to purchase shares of our stock. At December 31, 2003, our outstanding stock options as a percentage of outstanding shares were 19% compared to 22% at December 31, 2002. The reduction in overall options outstanding and as a percent of outstanding shares is due to the cancellation of more than 1.0 million option grants for those employees who were released due to the sale of our retail Digital Media and Video business offset by options granted to new and remaining employees and non-employee directors of 0.7 million options.

      During 2003, we used $0.8 million in cash to fund continuing operations. In the coming months, we expect to continue to use cash to fund operations, and we currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2004. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Off-Balance Sheet Arrangements

      We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

      The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2003 (in thousands):

Payments Due by Period

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Operating leases	$2,894	$2,056	$1,599	$1,384	$1,385	$2,676	$11,994
Purchase commitments	14,321	—	—	—	—	—	14,321
Contractual obligations	329	141	117	10	—	—	597

Total Obligations	$17,544	$2,197	$1,716	$1,394	$1,385	$2,676	$26,912

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

      We have a history of losses with an accumulated deficit of $161.7 million as of December 31, 2003. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly operating results will likely fluctuate.

      Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross margins and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets,

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or customer market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the market for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	our investment experience related to our strategic minority equity investments; and

•	costs related to events such as acquisitions, organizational restructuring, litigation and write-off of investments.

      Due to these and other factors, our revenues may not increase or even remain at their current levels. Because a majority of our operating expenses are fixed, a small variation in our revenue can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.

A number of factors make it difficult to estimate operating results prior to the end of a quarter.

      We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Weakness in the economy could decrease demand for our products or for our customers’ products, decreasing our revenue and causing customers to decrease or cancel orders to us or to delay payment.

      Over the past several quarters, economic conditions worldwide have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. Decreased demand in the European digital television market has contributed to declining and lower than expected sales of our conditional access modules. In the U.S. and in Europe, economic conditions have continued to delay or minimize deployments of smart card readers by corporations and financial institutions. These trends have had an adverse effect on our revenues during 2002 and 2003. Decreased or lower than expected sales will most likely adversely affect our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse effect on our operating results.

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

      The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from March 6, 2003 to March 5, 2004, the reported sale prices for our common stock on the Nasdaq market ranged between $2.50 and $9.30 per share. Volatility in our stock price may result from a number of factors, including:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	comments and forecasts by securities analysts;

•	expected or announced relationships with other companies;

•	trading patterns of our stock on the Nasdaq Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation developments; and

•	general market downturns.

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

      Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, two customers accounted for approximately 29% of our total net revenue in the twelve months ended December 31, 2003. The divestiture of our retail Digital Media and Video business increases our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results. For example, lower sales of our conditional access modules in 2003 compared with 2002 were significantly impacted by the loss of a significant customer in Europe.

Sales of our products depend on the development of several emerging markets.

      We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including general economic conditions.

      These factors include, but are not limited to, the following:

•	the slow pace and uncertainty of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, particularly digital photographs.

Approximately half of our forecasted revenues in 2004 are dependent on new products, some of which are still under development.

      We are currently developing or have recently released products that are expected to generate approximately half our planned revenue in 2004. If we cannot complete development of these products, if development is delayed, or if there are performance issues with these products that initially limit their efficacy, we could lose business to competition or lose the opportunity to introduce new technology to the market, and our sales could suffer significantly. For example, in the fourth quarter of 2003, our sales fell below the level of estimates previously made by management because we were not able to recognize revenue from shipments made during the quarter of a new digital TV module that did not fulfill the customer’s expectations. In addition, we are currently developing new smart card readers designed to provide secure physical access to buildings. If we are unable to complete prototypes of these readers in time for sales demonstrations with our systems integration partners, we may not be selected to participate in any proposals to the U.S. government for secure access projects. If we are selected to provide new readers for secure physical access, we must be able to deliver the product on time or we would risk losing the business to competition.

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

      If we are unable to anticipate market trends and the price, performance and functionality requirements for our products, we may not be able to develop and sell products that are commercially viable and widely accepted. We must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales.

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.

      The markets for our products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process in a timely basis, or risk losing current and any future business from our customers.

      For example, we are currently developing a line of smart card readers designed to provide secure physical access to U.S. government buildings and other facilities. The U.S. government has announced its intention to build upon its smart card authentication programs, such as Common Access Card, to enhance the physical security of its operations. As a major supplier of smart card readers to the Common Access Card program, one of the U.S. government’s first smart card-based security programs, we believe that we are well positioned to win this new physical access reader business. However, our physical access products are still under development. We may not be able to deliver the readers to the U.S. government’s requirements in a timely manner, or at all. If we are able to provide adequate products in a timely manner, we may lose the business to one of several competitors who are also attempting to address this market opportunity.

      Because we operate in markets for which industry-wide standards have not yet been fully set, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. For example, authentication tokens other than smart cards, such as USB tokens, could become a preferred solution for secure network or business access, or contactless smart cards, which do not require a reader such as ours, could be more widely used than current smart cards requiring a reader. If any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

Our markets are highly competitive, and our customers may purchase products from our competitors.

      The markets for our products are intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the markets for our products include:

•	the extent to which products support existing industry standards and provide interoperability;

•	technical features;

•	quality and reliability;

•	our ability to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of distribution channels; and

•	price.

      We believe that competition in our markets is likely to intensify as a result of increasing demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	ePOINT and OnSpec for digital media readers and ASICs; and

•	Neotion and Aston in conditional access modules for digital television broadcast decryption. In recent months, we also have experienced new competition from companies offering unauthorized, “emulated” conditional access software on modules which can be used to illegally access digital broadcasts.

      We anticipate competing with several companies in the secure physical access market, once our smart card reader products for this market begin shipping. These companies could include AMAG Technology, BridgePoint Systems, HID, Indala, Precise Biometrics and XTec.

      In our Digital TV business, we may be adversely affected by competition from companies that provide conditional access modules using unauthorized conditional access decryption systems. We may lose business to these competitors, and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unauthorized use.

      We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. For example, we sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital information security and access control products may ultimately be dominated by approaches other than the approach marketed by us.

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

      We sell a significant proportion of our smart card reader products to the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, during 2003 our sales of smart card reader products for the U.S. government’s Common Access Card program decreased as this project came near its end. While the U.S. government has announced plans for several new smart card-based security projects, none had yet reached a stage of high volume card or reader deployment as of the end of 2003, and we were not able to increase our reader sales. In addition, government expenditures on IT projects have varied in the past, and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of such government projects could negatively impact our sales.

We may have to take back unsold inventory from our customers.

      Although our contractual obligations to accept returned products from our distributors and OEM customers are limited, if demand is less than anticipated these customers may ask that we accept returned products that they do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, and although the products are in good working order, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory. In this regard, we incurred charges related to inventory write-downs in 2001, 2002 and 2003.

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

      We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel leave and are not adequately replaced, our business would be adversely affected. We provide compensation incentives such as bonuses, benefits and option grants, which are typically subject to vesting over four years, to attract and retain qualified employees. Even though we provide competitive compensation arrangements to our executive officers and other employees, we cannot be certain that we will be able to retain them.

      We believe that our future success will depend in large part on our continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and we may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future.

The complexity of our business model, given our relatively small size, creates significant burdens on our management and our internal business systems.

      Our business model includes the management of three separate product lines that address three disparate market opportunities, which are dispersed geographically. While there is some shared technology across products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. Likewise, we must market and sell products from each product line separately, to disparate customers or, at best, disparate departments within a customer’s enterprise. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world. Managing our various development, sales and administrative operations places a significant burden on our financial systems and our senior management and other personnel. In addition, it requires us to maintain operational spending at a level that is perhaps disproportionately great for a company of our current revenue size. If we maintain our business model and geographic structure and do not grow revenues, we will likely not reach profitability.

Any delays in our normally lengthy sales cycle could result in significant fluctuations in our quarterly operating results.

      Our initial sales cycle for a new OEM customer usually takes a minimum of six to nine months. During this sales cycle, we may expend substantial financial resources and our management’s time and effort with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors that we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers would limit our receipt of new revenue and might cause us to expend more resources to obtain new customer wins.

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

          Acquisition Charges

      We may incur acquisition-related accounting charges in connection with an acquisition, which could adversely affect our operating results.

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

We conduct the majority of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our sales.

      We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 76% and 70% of our revenues for the years ended December 31, 2003 and 2002, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, all of which can impact our sales and/or our operational performance. These risks include:

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

      Products such as our conditional access modules and smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales, or our ability to recognize revenue for products shipped could be impacted. For example, in late January 2004 we learned that conditional access modules shipped to a customer during the fourth quarter of 2003 did not fulfill the customer’s expectations and that the customer was unwilling to pay for them until all issues were resolved. As a result, we decided not to recognize revenue for the shipments in the fourth quarter of 2003 and consequently issued a press release announcing that our revenue levels were below the range of estimates originally provided by management for the quarter. We may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement or even litigation costs. These potential problems might also result in claims against us by our customers or others.

      In addition, because the majority of our customers rely on our digital security products to prevent unauthorized access to their digital information, a malfunction of or design defect in our products could result in legal or warranty claims. Liability for damages resulting from security breaches could be substantial and the publicity associated with this liability could adversely affect our reputation. These costs could have a material adverse effect on our business and operating results. In addition, a well-publicized security breach involving smart card-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. In that event, the demand for our products could decline, which would cause our business and operating results to suffer.

Our business could suffer if we or our third-party manufacturers cannot meet production requirements.

      Most of our products are manufactured outside the United States, either by us or by contract manufacturers, because we believe that global sourcing enables us to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for our products. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. Foreign manufacturing poses a number of risks, including:

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

We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand.

      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Philips and Atmel to produce ASICs for our digital TV modules and we utilize the foundry services of Atmel and Samsung to produce ASICs for our smart cards readers. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our digital media readers, are in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

      We have several trademarks registered in the United States, and we continuously evaluate the registration of additional trademarks as appropriate. We currently have patents issued in both the United States and Europe and have other patent applications pending worldwide. In addition, we have licenses for various other U.S. and European patents associated with our products. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

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

We face risks from litigation.

      We may face a variety of claims, which could include claims regarding infringement of the intellectual property rights of third parties, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any claims or litigation may be time-consuming and costly, cause product shipment delays, require us to redesign our products, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

      We expect the likelihood of intellectual property infringement and misappropriation claims to increase as the number of products and competitors in our markets grows and as we increasingly incorporate third party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party. These licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. In addition, if we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may be unsuccessful in redesigning our products or in obtaining the necessary licenses under reasonable terms or at all. Our suppliers and customers may also receive infringement claims based on intellectual property included in our products. We have historically agreed to indemnify suppliers and customers for alleged patent infringement. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third party claims for patent infringement.

We may experience significant amortization charges and may have future non-recurring charges as a result of past acquisitions.

      In connection with our previous acquisitions accounted for under the purchase method of accounting, in future periods we may experience significant charges related to the amortization of certain intangible assets. In addition, if we later determine that our intangible assets or goodwill are impaired, we will be required to take a related non-recurring charge to earnings. For example, in 2002 we recorded asset impairments of approximately $6.6 million, based on management’s conclusions that intangible assets and goodwill from previous acquisitions were impaired.

We are exposed to credit risk on our accounts receivable. This risk is heightened in times of economic weakness.

      We distribute our products both through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures in place to monitor and limit exposure to credit risk on our trade and non-trade receivables, these procedures may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that we will incur a material loss or losses as a result of the weakening financial condition of one or more of our customers.

External factors such as the conflict with Iraq and potential terrorist attacks could have a material adverse effect on the U.S. and global economies.

      The ongoing involvement of U.S. military forces in Iraq coupled with the possibility of terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty or other consequences resulting from the current military action in Iraq could negatively impact consumer as well as business confidence, at least in the short term.

Factors beyond our control could disrupt our operations and increase our expenses.

      We face a number of potential business interruption risks that are beyond our control. In past periods, the State of California experienced intermittent power shortages and interruption of service to some business customers. Additionally, we may experience natural disasters that could disrupt our business. For example, our corporate headquarters are located near a major earthquake fault. Power shortages, earthquakes or other disruptions could affect our ability to report timely financial statements.

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

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currencies

      We transact business in various foreign currencies, primarily in certain European countries, Singapore and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to yen denominated sales in Japan and local currency denominated operating expenses in Europe and Singapore, where we sell in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

      Our foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed a sensitivity analysis as of December 31, 2003 and 2002 using a modeling technique which evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at December 31, 2003 and 2002. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $6.2 million and $6.0 million for 2003 and 2002 respectively.

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

      At December 31, 2003, we had $49.4 million in cash and cash equivalents and $5.7 million in short term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2003, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated by reference to pages F-1 through F-30 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)) as of December 31, 2003 (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control

      There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is set forth under the captions “Election of Directors”, “Matters Relating to the Board of Directors” and “Code of Ethics” in the Company’s Proxy Statement, which information is incorporated herein by reference.

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

      The information required by Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is set forth under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed with Report

1. Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Reports are incorporated by reference to pages F-1 through F-30 of this Form 10-K.

The consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, together with the notes thereto.

The report of Deloitte & Touche LLP dated March 11, 2004.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Additions	Balance at
	Beginning of			From	End of
Classification	Period	Additions	Deductions	Acquisition*	Period

	(In thousands)
Accounts receivable allowances
Year ended December 31, 2001	$3,700	$2,581	$950	$—	$5,331
Year ended December 31, 2002	5,331	2,965	2,969	—	5,327
Year ended December 31, 2003	5,327	2,584	4,608	—	3,303
Warranty accrual
Year ended December 31, 2001	$695	$310	$258	$—	$747
Year ended December 31, 2002	747	462	704	184	689
Year ended December 31, 2003	689	329	692	—	326

*	Represents additional allowances from the Towitoko acquisition in 2002.

           3. Exhibits

Exhibit
Number	Description of Document

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3.2(5)	Amended and Restated Bylaws of Registrant.
3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10.1 (1)	Form of Director and Officer Indemnification Agreement.
10.2 (8)	Amended 1997 Stock Plan.
10.3 (1)	1997 Employee Stock Purchase Plan.
10.4 (1)	1997 Director Option Plan.
10.5 (1)	1997 Stock Option Plan for French Employees.
10.6 (1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.7 (2)	2000 Non-statutory Stock Option Plan.
10.8 (2)	LA Vision, Inc. 1997 Option Plan.
10.9 (2)	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.10 (2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.11 (3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.12 (1)	Form of Employment Agreement between SCM GmbH and Robert Schneider.
10.13 (1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.14 (4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10.15 (11)	Shuttle Technology Group Unapproved Share Option Scheme.

Exhibit
Number	Description of Document

10.16 (7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.
10.17 (7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.
10.18 (8)	Offer Letter with Steven L. Moore.
10.19 (8)	Agreement with Brian Campbell.
10.20 (8)	Amended and Restated Severance Agreement with Andrew Warner.
10.21 (8)	Pinnacle Systems, Inc. Declaration of Registration Rights.
10.22 (9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.
10.23 (10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.
10.24 (10)	Agreement with Andrew Warner.
21.1 (3)	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.

      (b) Reports on Form 8-K

A Current Report on Form 8-K was filed on February 19, 2004, pursuant to the Securities and Exchange Act, as amended, reporting under Items 7 and 12 the announcement that on February 19, 2004, SCM Microsystems issued a press release regarding its financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ ROBERT SCHNEIDER

Robert Schneider
Chief Executive Officer and Director

March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ STEVEN HUMPHREYS Steven Humphreys	Chairman of the Board	March 11, 2004

/s/ ROBERT SCHNEIDER Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2004

/s/ STEVEN L. MOORE Steven L. Moore	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 11, 2004

/s/ MANUEL CUBERO Manuel Cubero	Director	March 11, 2004

/s/ HAGEN HULTZSCH Hagen Hultzsch	Director	March 11, 2004

/s/ OYSTEIN LARSEN Oystein Larsen	Director	March 11, 2004

/s/ NG POH CHUAN Ng Poh Chuan	Director	March 11, 2004

/s/ SIMON TURNER Simon Turner	Director	March 11, 2004

/s/ ANDREW VOUGHT Andrew Vought	Director	March 11, 2004

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

     of SCM Microsystems, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

      As discussed in Note 2, the Company has restated its consolidated statements of operations for the years ended December 31, 2002 and 2001 to present the retail Digital Media and Video business as a discontinued operation.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 11, 2004

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,382	$50,133
Short-term investments	5,656	5,384
Accounts receivable, net of allowances of $3,303 and $5,327 as of December 31, 2003 and 2002, respectively	10,378	31,254
Inventories	9,108	39,114
Other taxes receivable	5,031	2,169
Other current assets	3,878	4,460

Total current assets	83,433	132,514
Property and equipment, net	6,321	9,124
Intangible assets, net	3,076	4,317
Other assets	3,612	2,662

Total assets	$96,442	$148,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,571	$21,470
Accrued compensation and related benefits	2,914	3,206
Accrued restructuring and other charges	11,635	8,175
Accrued sales and marketing promotions	1,051	3,163
Accrued professional fees	1,927	1,557
Other accrued expenses	5,028	8,432
Income taxes payable	2,537	2,514

Total current liabilities	32,663	48,517

Deferred Tax Liability	355	—
Commitments and contingencies (see Note 14 and 16)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,300 and 15,582 shares issued and outstanding as of December 31, 2003 and 2002, respectively	15	16
Additional paid-in capital	226,582	225,608
Treasury stock	(2,777)	(674)
Deferred stock compensation	—	(417)
Accumulated deficit	(161,658)	(123,482)
Other cumulative comprehensive gain (loss)	1,262	(951)

Total stockholders’ equity	63,424	100,100

Total liabilities and stockholders’ equity	$96,442	$148,617

      See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenue	$66,488	$90,075	$98,856
Cost of revenue	39,661	56,501	70,582

Gross profit	26,827	33,574	28,274

Operating expenses:
Research and development	9,535	8,567	7,809
Selling and marketing	11,469	10,466	10,717
General and administrative	11,502	11,270	10,382
Amortization of goodwill and intangibles	1,129	819	2,076
Impairment of goodwill and intangibles	—	6,578	—
Restructuring and other charges	4,728	8,500	1,391

Total operating expenses	38,363	46,200	32,375

Loss from operations	(11,536)	(12,626)	(4,101)
Loss from investments	(240)	(1,242)	(6,230)
Interest income, net	801	717	1,746
Foreign currency transaction gains (losses) and other income (expense)	715	(2,396)	1,483

Loss from continuing operations before income taxes	(10,260)	(15,547)	(7,102)
Benefit (provision) for income taxes	1,442	(3,200)	(482)

Loss from continuing operations	(8,818)	(18,747)	(7,584)
Loss from discontinued operations, net of income taxes	(14,256)	(30,327)	(60,763)
Loss on sale of discontinued operations	(15,102)	—	—

Net loss	$(38,176)	$(49,074)	$(68,347)

Basic and diluted loss per share from continuing operations	$(0.57)	$(1.20)	$(0.49)

Basic and diluted loss per share from discontinued operations	$(1.92)	$(1.95)	$(3.97)

Basic and diluted net loss per share	$(2.49)	$(3.15)	$(4.46)

Shares used to compute basic and diluted loss per share	15,317	15,597	15,319

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS
Years Ended December 31, 2003, 2002 and 2001

							Other
							Cumulative
	Common Stock		Additional		Deferred		Comprehensive	Total
			Paid-in	Treasury	Stock	Accumulated	Income	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	(Loss)	Equity	Loss

	(In thousands)
Balances, January 1, 2001	15,237	$15	$223,677	$—	$(4,001)	$(6,061)	$(3,470)	$210,160
Issuance of common stock upon exercise of options	66	—	362	—	—	—	—	362
Issuance of common stock under Employee Stock Purchase Plan	79	—	495	—	—	—	—	495
Issuance of common stock in exchange for the net assets of businesses acquired	159	1	2,352	—	—	—	—	2,353
Adjustment of deferred compensation related to terminated employees	—	—	(2,453)	—	2,453	—	—	—
Amortization of deferred stock compensation	—	—	—	—	699	—	—	699
Unrealized gain on investments, net of deferred taxes	—	—	—	—	—	—	527	527	$527
Foreign currency translation adjustment	—	—	—	—	—	—	(4,468)	(4,468)	(4,468)
Net loss	—	—	—	—	—	(68,347)	—	(68,347)	(68,347)

Comprehensive loss	—	—	—	—	—	—	—	—	$(72,288)

Balances, December 31, 2001	15,541	16	224,433	—	(849)	(74,408)	(7,411)	141,781
Issuance of common stock upon exercise of options	44	—	309	—	—	—	—	309
Issuance of common stock under Employee Stock Purchase Plan	110	—	656	—	—	—	—	656
Repurchase of common stock	(113)	—	—	(674)	—	—	—	(674)
Proceeds from notes	—	—	324	—	—	—	—	324
Adjustment of deferred compensation related to terminated employees	—	—	(114)	—	114	—	—	—
Amortization of deferred stock compensation	—	—	—	—	318	—	—	318
Realized loss on investments adjustment	—	—	—	—			1,259	1,259	$1,259
Unrealized loss on investments	—	—	—	—	—	—	(109)	(109)	(109)
Foreign currency translation adjustment	—	—	—	—	—	—	5,310	5,310	5,310
Net loss	—	—	—	—	—	(49,074)	—	(49,074)	(49,074)

Comprehensive loss	—	—	—	—	—	—	—	—	$(42,614)

Balances, December 31, 2002	15,582	16	225,608	(674)	(417)	(123,482)	(951)	100,100
Issuance of common stock upon exercise of options	72	—	491	—	—	—	—	491
Issuance of common stock under Employee Stock Purchase Plan	148	—	473	—	—	—	—	473
Repurchase of common stock	(506)	(1)		(2,103)	—	—	—	(2,104)
Proceeds from notes	4	—	207	—	—	—	—	207
Adjustment of deferred compensation related to terminated employees	—	—	(288)	—	288	—	—	—
Amortization of deferred stock compensation	—	—	—	—	129	—	—	129
Stock-based compensation expense	—	—	91	—	—	—	—	91
Realized gain on investments adjustment	—	—	—	—	—	—	(410)	(410)	$(410)
Unrealized gain on investments	—	—	—	—	—	—	74	74	74
Foreign currency translation adjustment	—	—	—	—	—	—	2,549	2,549	2,549
Net loss	—	—	—	—	—	(38,176)	—	(38,176)	(38,176)

Comprehensive loss	—	—	—	—	—	—	—	—	$(35,963)

Balances, December 31, 2003	15,300	$15	$226,582	$(2,777)	$0	$(161,658)	$1,262	$63,424

      See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(38,176)	$(49,074)	$(68,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	29,358	30,327	60,763
Deferred income taxes	315	3,034	(7,976)
Depreciation and amortization	3,867	2,783	4,254
Stock-based compensation expense	51	—	—
Loss on disposal of fixed assets	132	342	381
Impairment of goodwill and intangibles	—	6,578	—
Loss on investments	240	1,242	6,230
Changes in operating assets and liabilities:
Accounts receivable	4,484	12,137	(1,576)
Inventories	6,063	(2,662)	9,586
Other assets	(1,265)	(3,641)	(2,583)
Accounts payable	(1,448)	(9,058)	3,793
Accrued expenses	(3,806)	8,449	1,562
Income taxes payable	(593)	1,018	902

Net cash provided by (used in) operating activities from continuing operations	(778)	1,475	6,989

Net cash provided by (used in) operating activities from discontinued operations	3,067	(3,000)	(5,906)

Net cash provided by (used in) operating activities	2,289	(1,525)	1,083

Cash flows from investing activities:
Capital expenditures	(1,185)	(897)	(4,302)
Proceeds from disposal of fixed assets	13	19	590
Purchase of long-term investments	(432)	—	(993)
Businesses acquired, net of cash received	—	(4,157)	—
Maturities of short-term investments	4,605	1,305	60,697
Purchases of short-term investments	(5,074)	(5,586)	(27,506)

Net cash provided by (used in) investing activities from continuing operations	(2,073)	(9,316)	28,486

Net cash used in investing activities from discontinued operations	(240)	(650)	(2,577)

Net cash provided by (used in) investing activities	(2,313)	(9,966)	25,909

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	1,050	1,289	857
Repurchase of common stock	(2,104)	(674)	—

Net cash provided by (used in) financing activities	(1,054)	615	857

Effect of exchange rates on cash and cash equivalents	327	1,588	(2,127)

Net increase (decrease) in cash and cash equivalents	(751)	(9,288)	25,722
Cash and cash equivalents, beginning of year	50,133	59,421	33,699

Cash and cash equivalents, end of year	$49,382	$50,133	$59,421

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$122	$584	$868

Interest	$5	$53	$14

Noncash investing and financing activities:
Businesses acquired for common stock	$—	$—	$2,353

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1.	Organization and Summary of Significant Accounting Policies

      SCM Microsystems (the “Company” or “SCM”) was incorporated under the laws of the State of Delaware in December 1996. The principal business activity of the Company is the design, development and sale of hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. The Company sells its products primarily into three market segments: Digital TV, PC Security and Flash Media Interface. In the Digital TV market, SCM provides conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts. In the PC Security market, SCM provides smart card reader technology that enables secure access to PCs, networks and physical facilities. In the Flash Media Interface market, SCM provides digital media readers and ASICs that are used to transfer digital content to and from various flash media. The Company’s target customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers include: digital TV operators and broadcasters and conditional access providers for our conditional access modules; government contractors, systems integrators, large enterprises, computer manufacturers, and banks and other financial institutions for our smart card readers; and computer and photographic equipment manufacturers for our digital medial readers. The Company sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.

      The Company maintains its corporate headquarters in California and maintains its international headquarters in Germany. The Company has worldwide operations, including research and development, manufacturing and sales and marketing.

      Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Discontinued Operations — The financial information related to the retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 2.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and accruals of product warranty, restructuring reserves and accruals, and other liabilities. Actual results could differ from these estimates.

      Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

      Short-Term and Strategic Investments — Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, market auction preferred securities and United States government agency instruments, and are stated at fair value based on quoted market prices. Strategic investments consist of corporate equity securities and investments in privately held companies, in which SCM holds less than 20% ownership and does not have the ability to exercise control, are accounted for by the cost method. Corporate securities are included in either short-term investments or long-term investments and are stated at fair value based on quoted market price. Short-term investments and strategic investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive loss. Gains and

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses on sales of investments are determined on a specific identification basis. Strategic investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary. (See Note 4.)

      Fair Value of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2003 and 2002, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 4 for fair value of investments.)

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

      Goodwill, Intangible and Long-Lived Assets — SCM evaluates the recoverability of goodwill on an annual basis or in certain circumstances as required under SFAS No. 142, Goodwill and Other Intangible Assets. SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the useful lives of the related assets, from two to five years. As of December 31, 2003, management believes that no impairment losses are required.

      Revenue Recognition — The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue Recognition. Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering contract revenue is recognized using the percentage of completion method. The Company recorded approximately $0.7 million, $0.9 million and $0.9 million of nonrecurring engineering contract revenue in 2003, 2002 and 2001, respectively.

      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 2003 and 2002, a full valuation allowance was provided against the net deferred tax assets.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts) (See Note 10.):

	December 31,

	2003	2002	2001

Net loss, as reported	$(38,176)	$(49,074)	$(68,347)
Add: Stock-based compensation included in reported net loss net of related tax effects	129	318	699
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,197)	(8,349)	(21,756)
Pro forma net loss	$(41,244)	$(57,105)	$(89,404)

Net loss per share, as reported — basic and diluted	$(2.49)	$(3.15)	$(4.46)

Pro forma net loss per share — basic and diluted	$(2.69)	$(3.66)	$(5.84)

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Comprehensive Loss — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2003, 2002 and 2001 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive loss.

      Recently Issued Accounting Standards — In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46R”) in December 2003. FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. SCM has no contractual relationship or other business relationship with a VIE and therefore the adoption did not have an effect on its consolidated results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s fiscal year beginning January 1, 2003. The Company adopted the disclosure requirements of SFAS No. 148 in 2002 and continues to account for stock based compensation under APB Opinion 25 and

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related Interpretations. The adoption of the disclosure requirements of SFAS 148 did not have a material impact on SCM’s results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company adopted the disclosure requirements of FIN No. 45 in 2002. (See Note 14 concerning the reserve for warranty costs.) The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the recognition and measurement provisions to have a material effect on our financial position, results of operations or cash flows.

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

      Reclassifications — Certain reclassifications have been made to the 2002 and 2001 financial statement presentation to conform to the 2003 presentation.

2.	Discontinued Operations

      On July 25, 2003, the Company completed the sale of selected assets of its digital video business, including substantially all product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”) for $21.5 million. Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the agreement, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle registered the shares with the SEC and SCM sold the stock over a period of several months. The proceeds received from the sale of the Pinnacle shares were less than $21.5 million and Pinnacle

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensated SCM in cash to reach the $21.5 million level. Pursuant to an agreement signed on October 31, 2003, Pinnacle paid SCM an additional $2.0 million in cash including but not limited to the aforementioned adjustments.

      On August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. As of December 31, 2003, Zio has purchased $2.5 million of reader inventory and the remaining reader inventory.

      As a result of these sales, the Company has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 and 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002 and 2001.

      The operating results for the discontinued operations of the consumer Digital Media and Video business for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net revenue	$24,829	$87,622	$86,079
Operating loss	$(15,107)	$(19,752)	$(66,709)
Net loss before income taxes	$(14,174)	$(19,747)	$(67,944)
Income tax benefit (provision)	$(82)	$(10,580)	$7,181
Loss from discontinued operations	$(14,256)	$(30,327)	$(60,763)

3.	Acquisitions

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

4.	Short-Term and Strategic Investments

      The fair value of short-term investments at December 31, 2003 and 2002 was as follows (in thousands):

	December 31, 2003

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$4,304	$—	$(79)	$4,225
U.S. government agencies	1,440	1	(10)	1,431

Total	$5,744	$1	$(89)	$5,656

	December 31, 2002

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$3,769	$—	$(25)	$3,744
U.S. government agencies	520	3	—	523

Total	$4,289	$3	$(25)	$4,267

      Strategic investments which were designated as short-term in 2002 based on management’s intention to sell the investments during 2003 consist of (in thousands):

	December 31,

	2003	2002

Investment in Smartdisk, at fair value	$—	$121
Investment in ActivCard, at fair value	—	996

Total	$—	$1,117

      During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties by SmartDisk in obtaining additional funding, SCM determined that investments in SmartDisk and ActivCard were impaired. Accordingly, SCM wrote down these investments to their fair market value as of September 30, 2002. The result was a charge to the statement of continuing operations of $1.2 million and $0.6 million to discontinued operations. During 2001, based on the aforementioned criteria, SCM determined that its strategic investments were impaired. Accordingly, in 2001, SCM wrote down the investments to their fair market value and the result was a charge to the statement of continuing operations of $6.2 million and $2.3 million to discontinued operations.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

      Inventories consist of (in thousands):

	December 31,

	2003	2002

Raw materials	$4,876	$16,733
Finished goods	4,232	22,381

	$9,108	$39,114

6.	Property and Equipment

      Property and equipment, net consist of (in thousands):

	December 31,

	2003	2002

Land	$266	$237
Building and leasehold improvements	2,187	3,016
Furniture, fixtures and office equipment	11,612	13,672
Automobiles	131	276
Purchased software	5,104	5,473

Total	19,300	22,674
Accumulated depreciation	(12,979)	(13,550)

Property and equipment, net	$6,321	$9,124

7.	Goodwill and Other Intangible Assets

      SCM adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As defined by SFAS No. 142, the Company identified two reporting units which constituted components of SCM’s business that included goodwill. As of January 1, 2002, the fair value of these two reporting units was assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of SCM’s reporting units approximated or exceeded the reporting unit’s carrying amount and no impairment was indicated. In 2003, SCM disposed of one of the two reporting units. SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2003, management believes that no impairment losses are required.

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

		Discontinued
	Security	Operations	Total

Balance as of January 1, 2002	$5,342	$6,612	$11,954
Reclassification of assembled workforce in accordance with SFAS No. 142	88	58	146
Goodwill acquired during the period	860	—	860
Impairment loss	(6,290)	(6,670)	(12,960)

Balance as of December 31, 2002 and 2003	$—	$—	$—

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (in thousands):

Continuing Operations

		December 31, 2003				December 31, 2002

		Gross				Gross
	Amortization	Carrying	Accumulated	Impairment		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Loss	Net	Value	Amortization	Loss	Net

Trade name	Indefinite	$—	$—	$—	$—	$(288)	$—	$(288)	$—
Customer relations	60 months	1,799	(648)	—	1,151	1,541	(253)	—	1,288
Core technology	60 months	3,828	(1,938)	—	1,890	3,535	(1,133)	—	2,402
Non-compete agreements	24 months	168	(133)	—	35	139	(44)	—	95

Total intangible assets		$5,795	$(2,719)	$—	$3,076	$5,503	$(1,430)	$(288)	$3,785

Discontinued Operations

		December 31, 2003				December 31, 2002

		Gross				Gross
	Amortization	Carrying	Accumulated	Impairment		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Loss	Net	Value	Amortization	Loss	Net

Trade name	Indefinite	$—	$—	$—	$—	$3,903	$(1,703)	$(2,200)	$—
Customer relations	60 months	898	(870)	(28)	—	898	(780)	—	118
Core technology	60 months	3,229	(2,994)	(235)	—	3,229	(2,815)	—	414
Non-compete agreements	24 months	—	—	—	—	719	(719)	—	—

Total intangible assets		$4,127	$(3,864)	$(263)	$—	$8,749	$(6,017)	$(2,200)	$532

      In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization.

      Amortization expense related to goodwill and intangible assets for continuing operations was $1.1 million, $0.8 million, and $2.1 million for the years ended December 31, 2003, 2002 and 2001 respectively.

      Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount

2004	$1,160
2005	975
2006	664
2007	277

Total	$3,076

      During the fourth quarter of 2002, the Company evaluated its goodwill and indefinite intangible assets for possible impairment by examining a number of factors including the current economic conditions and markets of past acquisitions and their products, as well as the Company’s best estimates for future revenues, cost of goods sold and operating costs related to those products. An independent valuation firm was used to assess the current value of these intangible assets given the information available. Based on its finding, the Company determined that the intangible assets from a number of past acquisitions were impaired. In 2002, the Company recorded a $6.6 million impairment charge to continuing operations and $8.9 million to discontinued operations in order to adjust goodwill and intangible assets to their estimated fair value as of December 31, 2002.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the provisions of SFAS No. 142 been applied for the year ended December 31, 2001, SCM’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss, as reported	$(38,176)	$(49,074)	$(68,347)
Add back amortization:
Trade name	—	—	1,123
Goodwill	—	—	11,178
Related income tax effect	—	—	(373)

Adjusted net loss	$(38,176)	$(49,074)	$(56,419)

Net loss per share:
Basic and diluted net loss per share, as reported	$(2.49)	$(3.15)	$(4.46)
Add back above amortization and related income tax effect	—	—	0.78

Adjusted basic and diluted net loss per share	$(2.49)	$(3.15)	$(3.68)

8.	Lines of Credit

      The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $1.0 million as of December 31, 2003). The German line has no expiration date and bears interest at 6.0%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of December 31, 2003) which bears interest at 3.06% and has no expiration date. In addition, the Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.3 million, and $3.5 million respectively) with base interest rates of 4.8%, and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2003.

9.	Restructuring and Other Charges

Continuing Operations

      During 2003, 2002 and 2001, SCM incurred net restructuring and other charges related to continuing operations of approximately $4.7 million, $8.5 million and $1.4 million, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued liabilities related to restructuring actions and other activities during 2003, 2002 and 2001 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Provision for 2001	$308	$502	$226	$357	$—	$1,393
Changes in estimates	—	(45)	—	37	6	(2)

	308	457	226	394	6	1,391
Payments or write offs in 2001	(308)	(147)	(226)	(87)	—	(768)

Balances as of December 31, 2001	—	310	—	307	6	623
Provision for 2002	25	629	214	575	7,165	8,608
Changes in estimates	(25)	(38)	1	(16)	(30)	(108)

	—	591	215	559	7,135	8,500
Payments or write offs in 2002	—	(40)	(200)	(618)	(2,609)	(3,467)

Balances as of December 31, 2002	—	861	15	248	4,532	5,656
Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates		(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	$—	$124	$49	$114	$6,807	$7,094

      During 2003, SCM incurred restructuring and other costs related to continuing operations of $4.7 million. Restructuring costs during 2003 related to the closure and relocation of certain facilities and were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Other costs consisted of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division and to tax related costs. 2003 restructuring and other costs related to continuing operations included lease and contract commitments of $0.5 million, offset by credits of $0.5 million for lease commitments previously recorded for prior restructuring actions; asset write downs of $0.2 million related to restructuring and $0.1 million related to the separation of the Digital Media and Video division; severance costs of $1.9 million; and other costs of $2.5 million.

      Severance costs for 2003 related to the termination of 30 employees, of which five were in the United States, ten in Europe and 15 in Asia. Of these, nine were from Operations, nine from Sales and Marketing, five from Research and Development, and seven from General and Administrative functions. Other costs for 2003 primarily consisted of $0.4 in legal and professional fees related to restructuring activities; $0.4 million of write-off of the cumulative translation adjustment for those locations where operations had been substantially liquidated; $0.3 million of legal, accounting and professional fees related to the separation of the Digital Media and Video division; and $1.4 million related to a change in estimate to tax provisions recorded in 2002 for foreign tax related charges, arising from the non-collectibility of tax related payments from customers. The Company has substantially completed the restructuring actions and does not expect to incur further significant charges during 2004.

      During 2002, SCM incurred restructuring and other costs related to continuing operations of $8.5 million. Restructuring costs during 2002 related to the closure and relocation of certain facilities. Other costs consisted of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division; and tax related costs. 2002 restructuring and other costs related to continuing operations included approximately $0.6 million of costs related to lease commitments; $0.2 million of asset write downs; $0.6 million of severance costs; and $7.1 million of other costs.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Severance costs for 2002 related to the reduction in force of 12 employees. Two of these employees were from Operations, seven from Sales and Marketing and three from General and Administrative functions. Three were from the U.S., four from Europe and five from Asia. Other costs for 2002 primarily consisted of a tax provision of $4.2 million related to foreign tax charges arising from the non-collectibility of tax related payments from customers; legal, accounting and professional fees of $2.8 million related to the separation of the Digital Media and Video division; and $0.1 million of other related costs.

      During 2001, SCM incurred restructuring and other costs related to continuing operations of $1.4 million. Restructuring costs during 2001 related to the consolidation of certain facilities and included approximately $0.5 million of costs related to lease commitments; $0.2 million of asset write downs; and $0.4 million of severance costs. Severance costs for 2001 related to the reduction in force of five employees in Europe. Of these employees, one was from Sales and Marketing, three were from Research and Development and one from General and Administrative functions. Other costs of $0.3 million related to legal settlement activities.

     Discontinued Operations

      During 2003, 2002, and 2001, SCM incurred restructuring and other charges related to discontinued operations of approximately $13.0 million, $3.1 million, and $3.8 million, respectively.

      Accrued liabilities related to restructuring actions and other activities during 2003, 2002, and 2001 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Provision for 2001	1,522	1,174	110	679	387	3,872
Changes in estimates	(90)	74	(53)	—	—	(69)

	1,432	1,248	57	679	387	3,803
Payments or write offs in 2001	(854)	(43)	(14)	(679)	(120)	(1,710)

Balances as of December 31, 2001	578	1,205	43	—	267	2,093
Provision for 2002	776	1,363	817	383	140	3,479
Changes in estimates	(158)	(190)	—	—	—	(348)

	618	1,173	817	383	140	3,131
Payments or write offs in 2002	(862)	(340)	(818)	(284)	(401)	(2,705)

Balances as of December 31, 2002	334	2,038	42	99	6	2,519
Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	$—	$3,912	$9	$275	$345	$4,541

      Restructuring costs of $25,000 related to discontinued operations apply for the first quarter of fiscal 2003 and primarily consisted of asset write-downs.

      Exit costs related to discontinued operations apply for the nine months ended December 31, 2003. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. Exit costs consisted of lease commitments of $2.2 million; contract settlements of $2.3 million; asset write-downs of $1.7 million; severance costs of $2.8 million; legal and professional fees of $2.6 million; and other costs of $1.4 million,

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which primarily consisted of the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated. Severance costs associated with discontinued operations related to the termination of 96 employees, of which 28 were from Operations, 40 from Sales and Marketing, ten from Research and Development, and 18 from General and Administrative functions. Of these, 81 were from the United States and 15 were from Europe. The Company has substantially completed the exiting of the retail Digital Media and Video business and does not expect to incur further significant charges during 2004, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 16.)

      Restructuring and other charges related to discontinued operations for 2002 consisted of lease commitments of approximately $1.2 million; asset write-downs of $0.8 million; severance costs of $0.4 million and other costs of $0.1 million. Restructuring costs related to the outsourcing of logistics services for the Digital Media and Video division. Severance costs related to the reduction in force of 51 employees, of which 17 were from Operations, 28 from Sales and Marketing, three from Research and Development and three from General and Administrative functions. Of these, 42 were from the United States and nine were from Europe. Other charges of $0.6 million related to legal settlement costs.

      Restructuring costs and other charges during 2001 related to the consolidation of certain facilities and to legal settlements. Restructuring costs consisted of lease commitments of approximately $1.2 million; asset write-downs of $0.1 million; severance costs of $0.7 million; and other costs of $0.4 million. Severance costs related to the reduction in force of 76 employees, of which 20 were from Operations, 39 from Sales and Marketing, ten from Research and Development and seven from General and Administrative functions. Of these, 44 were from the United States, 19 were from Asia and 13 were from Europe. Other charges during 2001 of approximately $1.4 million primarily consisted of legal settlements and related legal costs.

10.	Stockholders’ Equity

     Repurchase Plan

      In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of December 31, 2003 and 2002, the Company had made repurchases under this program totaling approximately $2.1 million and $0.7 million, respectively

     Stockholders Rights Plan

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Options

      Under the Company’s stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company’s common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 2,880,435 shares of common stock are currently reserved for future grant under the Plans.

     1997 Employee Stock Purchase Plan

      Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), up to 1,021,887 shares of the Company’s common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2003, 2002 and 2001, a total of 148,344, 110,454, and 79,402 shares, respectively, were issued under the plan. As of December 31, 2003, 655,255 shares were available under the Purchase Plan for future issuance.

      Stock option activity during the periods indicated is as follows:

	Outstanding Options

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balances as of January 1, 2001 (729,754 exercisable at $25.98 per share)	3,445,551	$40.31
Options granted (weighted average fair value of $6.09 per share)	1,567,126	8.02
Options canceled	(1,003,139)	39.27
Options exercised	(66,389)	5.11

Balances as of December 31, 2001 (1,290,170 exercisable at $30.17 per share)	3,943,149	28.31
Options granted (weighted average fair value of $7.02 per share)	316,250	9.01
Options canceled	(827,510)	31.78
Options exercised	(43,669)	7.07

Balances as of December 31, 2002 (1,809,430 exercisable at $27.58 per share)	3,388,220	25.94
Options granted (weighted average fair value of $3.68 per share)	703,545	4.35
Options canceled	(1,040,420)	21.29
Options exercised	(71,486)	6.87

Balances as of December 31, 2003	2,979,859	$22.92

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding as of December 31, 2003:

	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.56 – $ 5.90	596,046	9.13	$3.91	65,212	$4.52
$6.25 – $ 8.10	895,755	7.34	8.00	521,230	7.99
$8.25 – $32.00	573,325	6.07	20.36	450,354	22.90
$39.06 – $52.63	770,241	6.28	47.94	593,442	47.16
$52.63 – $83.00	144,492	5.85	70.58	126,322	72.25

$1.56 – $83.00	2,979,859	7.11	$22.92	1,756,560	$29.54

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

	2003	2002	2001

Expected life	4 years	4 years	4 years
Risk-free interest rate	2.82%	3.94%	4.45%
Volatility	106%	93%	86%
Dividend yield	None	None	None

      The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2003	2002	2001

Expected life	6 months	6 months	6 months
Risk-free interest	1.07%	2.00%	3.20%
Volatility	93%	89%	86%
Dividend yield	None	None	None

      The weighted-average fair value of purchase rights granted under the Purchase Plan in 2003, 2002 and 2001 was $1.89. $4.01, and $4.89 per share, respectively.

           Deferred Stock-based Compensation

      In connection with the acquisition of Dazzle in 2000, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All these options were fully vested. The fair value of these options of approximately $1.8 million was included in

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant and were expensed on the grant date. During 2001, a number of employees who were granted options under the program described above left the Company. Deferred stock-based compensation was reduced by $2.5 million for these employees since the related unvested options were cancelled. The remaining deferred stock-based compensation is being amortized over the remaining vesting periods of these options. For the year ended December 31, 2003, 2002 and 2001, the Company expensed approximately $0.1 million, $0.3 million and $0.7 million, respectively, of the deferred stock-based compensation.

11.	Income Taxes

      Loss before income taxes for domestic and non-U.S. operations is as follows (in thousands):

	2003	2002	2001

Net loss before income taxes:
U.S.	$(8,968)	$(10,670)	$(8,320)
Foreign	(1,292)	(4,877)	1,218

Total loss before income taxes	$(10,260)	$(15,547)	$(7,102)

      The benefit (provision) for income taxes consisted of the following (in thousands):

	2003	2002	2001

Deferred:
Federal	$—	$(1,934)	$1,361
State	—	(215)	151
Foreign	—	—	(1,951)

	—	(2,149)	(439)

Current:
Federal	2,127	—	—
State	—	—	—
Foreign	(685)	(1,051)	(43)

	1,442	(1,051)	(43)

Total benefit (provision) for income taxes	$1,442	$(3,200)	$(482)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accounts receivable allowances	$1,321	$1,878
Inventory reserve	360	341
Net operating loss carryforwards	34,542	27,957
Other accruals	7,071	5,919

	43,294	36,095
Less valuation allowance	(43,294)	(35,745)

	—	350
Deferred tax liability:
Other	(355)	(350)

	(355)	(350)

Net deferred tax asset (liability)	$(355)	$—

      As of December 31, 2003, net operating losses of $10.3 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders’ equity when the Company generates taxable income.

      The increased valuation allowance in 2003 relates primarily to the Company’s determination that it is unable to conclude that all of the deferred tax assets are more likely than not to be realized from the results of operations. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards. The benefit for taxes reconciles to the amount computed by applying the statutory federal rate to income (loss) before income taxes as follows:

	2003	2002	2001

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	3%	4%	1%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	(11)%	15%	(5)%
Expenses not currently deductible for tax purposes	(10)%	(2)%	(40)%
Impairment of nondeductible goodwill and intangibles	—	(15)%	—
Valuation allowance	(2)%	(61)%	—
Other	—	4%	3%

Benefit (provision) for income taxes	14%	(21)%	(7)%

      Due to the nature of the divestiture of our Digital Media and Video business being an asset sale, SCM maintains its rights to utilize the net operating losses that had accrued to the Company and its subsidiaries in its ongoing business, where allowable. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $79.3 million and $46.7 million for federal and state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will expire in the years 2008 through 2023, and the California net operating loss carryforwards will expire in the years 2004 through 2008. Foreign net

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards were $21.9 million and will expire in the years 2004 to 2008. Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an “ownership change” as defined by the Internal Revenue Code, Section 382. An ownership change occurred in 1996, resulting in the U.S. subsidiary’s federal and California net operating loss carryforwards being subject to an annual limitation of approximately $0.3 million. Another ownership change resulted from the Company’s IPO. Any unused annual limitations may be carried forward to increase the limitations in subsequent years. Additionally, the use of net operating loss carryforwards of Dazzle is limited to approximately $0.6 million per year.

12.	Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands, except per share amounts).

	Years Ended December 31,

	2003	2002	2001

Loss from continuing operations	$(8,818)	$(18,747)	$(7,584)
Discontinued operations	(29,358)	(30,327)	(60,763)

Net loss	$(38,176)	$(49,074)	$(68,347)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted	15,317	15,597	15,319
Loss per share — Basic and diluted:
Continuing operations	$(0.57)	$(1.20)	$(0.49)
Discontinued operations	(1.92)	(1.95)	(3.97)
Net loss	$(2.49)	$(3.15)	$(4.46)

      As the Company incurred losses during 2003, 2002, and 2001, excluded from the computation of diluted earnings per share (“EPS”) for the year ended December 31, 2003 are common equivalent shares resulting from the effect of 167,255 shares issuable under stock options because their inclusion would be antidilutive. Such options had a weighted average exercise price of $3.99. Excluded from the computation of diluted EPS for the year ended December 31, 2002 are common equivalent shares resulting from the effect of 1,666,743 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $8.20 and $5.72 per share, respectively. Excluded from the computation of diluted EPS for the year ended December 31, 2001 are common equivalent shares resulting from the effect of 1,829,403 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $8.46 and $5.72 per share, respectively.

13.	Segment Reporting, Geographic Information and Major Customers

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with a strategy to focus on its core Security business, in 2003 the Company’s Board of Directors authorized two transactions to sell SCM’s retail Digital Media and Video business. The Company completed the sale of its digital video business to Pinnacle Systems on July 25, 2003 and completed the sale of its retail digital media reader business to Zio Corporation on August 1, 2003. As a result of these sales, beginning in the second quarter of 2003, the Company has accounted for the retail Digital Media and Video business as a discontinued operation, and all periods presented have been restated to reflect the discontinuance of this business. Accordingly, as of June 30, 2003, SCM is focused on its continuing Security business, which is to provide secure digital access solutions to OEM customers in three markets segments: Digital TV, PC Security and Flash Media Interface.

      The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

      Summary information by segment for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Digital TV:
Revenues	$35,341	$46,475	$70,940
Gross profit	13,039	19,399	19,732
Gross profit %	37%	42%	28%
PC Security:
Revenues	$20,691	$32,514	$19,673
Gross profit	7,994	9,194	6,395
Gross profit %	39%	28%	33%
Flash Media Interface:
Revenues	$10,456	$11,086	$8,243
Gross profit	5,794	4,981	2,147
Gross profit %	55%	45%	26%
Total:
Revenues	$66,488	$90,075	$98,856
Gross profit	26,827	33,574	28,274
Gross profit %	40%	37%	29%

      Additional information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Europe	$38,693	$44,359	$60,645
United States	15,966	27,054	13,047
Asia-Pacific	11,829	18,662	25,164

	$66,488	$90,075	$98,856

      Two customers exceeded 10% of total net revenue for 2003. One customer exceeded 10% of net revenue in 2002. Two customers exceeded 10% of total net revenue for 2001. Three customers represented greater than

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10% of accounts receivable as of December 31, 2003 and one customer represented greater than 10% of accounts receivable as of December 31, 2002.

      Long-lived assets by geographic location as of December 2003 and 2002 are as follows (in thousands):

	December 31,

	2003	2002

Property and equipment, net:
United States	$139	$1,732
Europe	2,410	3,042
Asia-Pacific	3,772	4,350

Total	$6,321	$9,124

Intangible assets, net:
United States	$772	$1,763
Europe	2,304	2,554

Total	$3,076	$4,317

14.	Commitments

      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next thirteen years.

      Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows for the years ending (in thousands):

2004	$2,894
2005	2,056
2006	1,599
2007	1,384
2008	1,385
Thereafter	2,676

Total minimum lease payments	$11,994

      Rent expense was $1.9 million, $1.9 million, and $1.4 million in 2003, 2002 and 2001, respectively.

      Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2003, the purchase and contractual commitments amounted to $14.3 million.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the reserve for warranty costs during the years ended December 31, 2003 and 2002 were as follows (in thousands):

	Continuing
	Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2002	$465	$282	$747
Additions related to current period sales	540	106	646
Warranty costs incurred in the current period	(466)	(97)	(563)
Adjustments to accruals related to prior period sales	(116)	(25)	(141)

Balance at December 31, 2002	423	266	689
Additions related to current period sales	255	74	329
Warranty costs incurred in the current period	(156)	(100)	(256)
Adjustments to accruals related to prior period sales	(196)	(240)	(436)

Balance at December 31, 2003	$326	$—	$326

15.	Related Party Transactions

      During 2003, 2002 and 2001, SCM has recognized revenue of approximately $2.9 million, $2.0 million and $0.6 million respectively, from sales to ActivCard S.A., a supplier of electronic identity and smart-card solutions. As of December 31, 2003, there were no accounts receivable amounts due from ActivCard and as of December 31, 2002, accounts receivable amounts due from ActivCard were $0.7 million. Although SCM is not a sole supplier of specific products to ActivCard, the companies did share the services of Steven Humphreys. Mr. Humphreys was the CEO of ActivCard and is the Chairman of SCM’s Board of Directors. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.

      During 2003, 2002 and 2001, SCM has also recognized revenue of approximately $0.7 million, $1.5 million and $7.7 million respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of December 31, 2003 and December 31, 2002, accounts receivable amounts due from Conax were $0.2 million and $0.4 million, respectively. Oystein Larsen serves as both Executive Vice President Business Development and New Business of Conax and is a board director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

      During 2002, the Company discontinued sales of media and storage products as part of its announced separation of its Digital Media and Video division. This discontinuation included the sale of on hand, media and storage inventory to Pexagon, a company based in Connecticut. SCM recognized no revenue from these sales. The Company had an accounts receivable of $2.9 million and $0.6 million at December 31, 2003 and 2002, respectively, due from Pexagon. Brian Campbell, a former vice president of the Company is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

      In 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. As of December 31, 2003, SCM has recognized no revenue from sales to Zio Corporation. Also as of December 31, 2003, the Company had an accounts receivable due from Zio Corporation of $1.4 million, which was fully paid by February 2004.

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

      In September 2003, we were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The Complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business, we tortiously interfered with DVDCre8’s relationship with SCM Multimedia and others, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we are seeking indemnification from Pinnacle for all or part of the damages and the expenses incurred to defend such claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if we were to be unsuccessful in our defense of this lawsuit or the indemnification claim, and if the plaintiffs were able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will recover all or a portion of any damages assessed or expenses incurred.

      In 2001, SCM paid cash for dispute resolution settlements and legal fees. The total amounts recorded for these items were $1.8 million. $0.3 million of this amount is included in Restructuring and Other Charges for continuing operations and $1.5 million is included in discontinued operations.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

      The table below has been restated to account for the retail Digital Media and Video business as a discontinued operation.

      The following is a summary of the unaudited quarterly results of operations for 2003 and 2002 (in thousands, except per share data):

	Quarter Ended

2003:	March 31	June 30	September 30	December 31

	(Unaudited)
Net revenue	$18,722	$19,331	$15,860	$12,575
Gross profit	8,156	6,776	6,617	5,278
Loss from operations	(512)	(4,182)	(802)	(6,040)
Income (loss) from continuing operations	105	(5,034)	1,094	(4,983)
Loss from discontinued operations	(3,829)	(5,311)	(4,074)	(1,042)
Loss on sale of discontinued operations	—	(5,889)	(5,911)	(3,302)
Net loss	(3,724)	(16,234)	(8,891)	(9,327)
Basic income (loss) per share from continuing operations	$0.01	$(0.33)	$0.07	$(0.33)
Diluted income (loss) per share from continuing operations	$0.01	$(0.33)	$0.07	$(0.33)
Basic and diluted loss per share from discontinued operations	$(0.25)	$(0.73)	$(0.66)	$(0.28)
Basic and diluted net loss per share	$(0.24)	$(1.06)	$(0.59)	$(0.61)
Shares used to compute income (loss) per share:
Basic	15,551	15,293	15,169	15,260
Diluted	15,552	15,293	15,476	15,260

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

2002:	March 31	June 30	September 30	December 31

	(Unaudited)
Net revenue	$23,902	$23,709	$18,671	$23,793
Gross profit	9,837	9,834	7,285	6,618
Income (loss) from operations	2,098	876	(1,813)	(13,787)
Income (loss) from continuing operations	2,283	347	(6,261)	(15,116)
Loss from discontinued operations	(2,170)	(61)	(13,490)	(14,606)
Net income (loss)	113	286	(19,751)	(29,722)
Basic income (loss) per share from continuing operations	$0.15	$0.02	$(0.40)	$(0.97)
Diluted income (loss) per share from continuing operations	$0.14	$0.02	$(0.40)	$(0.97)
Basic and diluted loss per share from discontinued operations	$(0.14)	$(0.00)	$(0.86)	$(0.93)
Basic net income (loss) per share	$0.01	$0.02	$(1.26)	$(1.90)
Diluted net income (loss) per share	$0.01	$0.02	$(1.26)	$(1.90)
Shares used to compute income (loss) per share:
Basic	15,542	15,592	15,629	15,627
Diluted	16,211	16,096	15,629	15,627

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3.2(5)	Amended and Restated Bylaws of Registrant.
3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10.1 (1)	Form of Director and Officer Indemnification Agreement.
10.2 (8)	Amended 1997 Stock Plan.
10.3 (1)	1997 Employee Stock Purchase Plan.
10.4 (1)	1997 Director Option Plan.
10.5 (1)	1997 Stock Option Plan for French Employees.
10.6 (1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.7 (2)	2000 Non-statutory Stock Option Plan.
10.8 (2)	LA Vision, Inc. 1997 Option Plan.
10.9 (2)	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.10 (2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.11 (3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.12 (1)	Form of Employment Agreement between SCM GmbH and Robert Schneider.
10.13 (1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.14 (4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10.15 (11)	Shuttle Technology Group Unapproved Share Option Scheme.
10.16 (7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.
10.17 (7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.
10.18 (8)	Offer Letter with Steven L. Moore.
10.19 (8)	Agreement with Brian Campbell.
10.20 (8)	Amended and Restated Severance Agreement with Andrew Warner.
10.21 (8)	Pinnacle Systems, Inc. Declaration of Registration Rights.
10.22 (9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.
10.23 (10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.
10.24 (10)	Agreement with Andrew Warner.
21.1 (3)	Subsidiaries of the Registrant.

Exhibit
Number	Description of Document

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

†	Certain information in these exhibits has been omitted pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.46.