Form 10-Q
period 2004-03-31
SCM MICROSYSTEMS INC
filed 2004-05-06
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At May 3, 2004, 15,407,830 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net revenue	$13,230	$18,722
Cost of revenue	7,825	10,566

Gross profit	5,405	8,156
Operating expenses:
Research and development	2,757	2,438
Selling and marketing	3,317	2,907
General and administrative	2,825	2,721
Amortization of intangible assets	303	273
Restructuring and other charges	91	329

Total operating expenses	9,293	8,668

Loss from operations	(3,888)	(512)
Interest and other income	399	723

Income (loss) from continuing operations before income taxes	(3,489)	211
Provision for income taxes	(116)	(106)

Income (loss) from continuing operations	(3,605)	105
Loss from discontinued operations, net of income taxes	(29)	(3,829)
Gain on sale of discontinued operations	97	—

Net loss	$(3,537)	$(3,724)

Income (loss) per share from continuing operations:
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$0.01

Income (loss) per share from discontinued operations:
Basic	$0.00	$(0.25)
Diluted	$0.00	$(0.25)

Net loss per share:
Basic and diluted	$(0.23)	$(0.24)

Shares used to compute basic income (loss) per share	15,326	15,551

Shares used to compute diluted income (loss) per share	15,632	15,552

Comprehensive loss:
Net loss	$(3,537)	$(3,724)
Unrealized gain (loss) on investments	(3)	133
Foreign currency translation adjustment	(138)	(670)

Total comprehensive loss	$(3,678)	$(4,261)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$50,102	$49,382
Short-term investments	6,132	5,656
Accounts receivable, net of allowances of $3,156 and $3,303 as of March 31, 2004 and December 31, 2003, respectively	8,410	10,378
Inventories	12,366	9,108
Other taxes receivable	—	5,031
Other current assets	2,803	3,878

Total current assets	79,813	83,433
Property and equipment, net	5,739	6,321
Intangible assets, net	2,718	3,076
Other assets	3,548	3,612

Total assets	$91,818	$96,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,231	$7,571
Accrued compensation and related benefits	2,976	2,914
Accrued restructuring and other charges	10,705	11,635
Accrued professional fees	1,865	1,927
Other accrued expenses	5,043	6,079
Income taxes payable	2,599	2,537

Total current liabilities	31,419	32,663

Deferred tax liability	362	355
Commitments and contingencies (see Note 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,340 and 15,300 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	15	15
Additional paid-in capital	226,872	226,582
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(165,195)	(161,658)
Other cumulative comprehensive gain	1,122	1,262

Total stockholders’ equity	60,037	63,424

Total liabilities and stockholders’ equity	$91,818	$96,442

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months
	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,537)	$(3,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain (loss) from discontinued operations	(68)	3,829
Deferred income taxes	8	—
Depreciation and amortization	939	889
Loss on disposal of fixed assets	4	2
Stock compensation expense	15	—
Changes in operating assets and liabilities:
Accounts receivable	1,251	2,928
Inventories	(2,903)	67
Other assets	4,690	297
Accounts payable	787	736
Accrued expenses	170	(40)
Income taxes payable	100	(431)

Net cash provided by operating activities from continuing operations	1,456	4,553

Net cash used in operating activities from discontinued operations	(88)	(2,170)

Net cash provided by operating activities	1,368	2,383

Cash flows from investing activities:
Capital expenditures	(96)	(690)
Purchase of long-term investments	—	(432)
Maturities of short-term investments	2,157	961
Purchases of short-term investments	(2,638)	—

Net cash used in investing activities from continuing operations	(577)	(161)

Net cash used in investing activities from discontinued operations	—	(101)

Net cash used in investing activities	(577)	(262)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	275	—
Repurchase of common stock	—	(248)

Net cash provided by (used in) financing activities	275	(248)

Effect of exchange rates on cash and cash equivalents	(346)	(706)

Net increase in cash and cash equivalents	720	1,167
Cash and cash equivalents at beginning of period	49,382	50,133

Cash and cash equivalents at end of period	$50,102	$51,300

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$40	$6

Interest	$—	$4

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for the Company’s 2005 fiscal year. The pro forma impact of the adoption of SFAS No 123 on the Company’s historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on its future results of operations.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

     The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), in January 2003, and a revised interpretation of FIN No. 46 (FIN No. 46R) in December 2003. FIN No. 46 requires that certain variable interest entities (“VIEs”) be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. SCM has no contractual relationship or other business relationship with a VIE and therefore the adoption did not have an effect on its consolidated results of operations or financial position.

Reclassifications

     Certain reclassifications have been made to the 2003 financial statement presentation to conform to the 2004 presentation.

2. Stock Based Compensation

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

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net loss, as reported	$(3,537)	$(3,724)
Add: Stock-based compensation included in reported net loss	15	73
Less: Stock-based compensation expense determined under fair value method for all awards	(705)	(2,224)

Pro forma net loss	$(4,227)	$(5,875)

Net loss per share, as reported — basic and diluted	$(0.23)	$(0.24)

Pro forma loss per share — basic and diluted	$(0.28)	$(0.38)

3. Discontinued Operations

     In conjunction with a strategy to focus on its core Security business, in 2003 the Company’s Board of Directors authorized two transactions to sell SCM’s retail Digital Media and Video business. On July 25, 2003, the Company completed the sale of selected assets of its digital video business, including substantially all product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”) for $21.5 million. Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the agreement, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle registered the shares with the SEC and SCM sold the stock over a period of several months. The proceeds received from the sale of the Pinnacle shares were less than $21.5 million and Pinnacle compensated SCM in cash to reach the $21.5 million level. Pursuant to an agreement signed on October 31, 2003, Pinnacle paid SCM an additional $2.0 million in cash including but not limited to the aforementioned adjustments.

     On August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. As of March 31, 2004, Zio had purchased $2.5 million of reader inventory.

     As a result of these sales, the Company has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2003 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004.

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2004 and during the same period for 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue	$16	$12,304
Operating loss	$(63)	$(4,196)
Net loss before income taxes	$(29)	$(3,829)
Income tax benefit (provision)	$—	$—
Loss from discontinued operations	$(29)	$(3,829)

4. Short-Term Investments

     The fair value of short-term investments at March 31, 2004 and December 31, 2003 was as follows (in thousands):

	March 31, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$5,200	$3	$(84)	$5,119
U.S. government agencies	1,025	2	(14)	1,013

Total	$6,225	$5	$(98)	$6,132

	December 31, 2003
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$4,304	$—	$(79)	$4,225
U.S. government agencies	1,440	1	(10)	1,431

Total	$5,744	$1	$(89)	$5,656

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.

5. Inventories

     Inventories consist of (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$8,626	$4,876
Finished goods	3,740	4,232

	$12,366	$9,108

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

		March 31, 2004			December 31, 2003
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
Customer relations	60 months	$1,759	$(734)	$1,025	$1,799	$(648)	$1,151
Core technology	60 months	3,782	(2,102)	1,680	3,828	(1,938)	1,890
Non-compete agreements	24 months	164	(151)	13	168	(133)	35

Total intangible assets		$5,705	$(2,987)	$2,718	$5,795	$(2,719)	$3,076

     SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2003, in connection with the sale of its Digital Media and Video retail business, SCM recorded an impairment of intangible assets consisting mainly of core technology and customer relations of $0.3 million. In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization.

     Amortization expense related to intangible assets was $0.3 million for the first three months of 2004 and $0.3 million for the same period of 2003.

     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
2004 (remaining 9 months)	$843
2005	958
2006	647
2007	270

Total	$2,718

7. Lines of Credit

     The Company has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.9 million as of March 31, 2004). The German line has no expiration date and bears interest at 6.0%. Borrowings under this line of credit are unsecured. The Company has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of March 31, 2004) which bears interest at 3.05% and has no expiration date. In addition, the Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.4 million and $3.5 million, respectively) with base interest rates of 4.8% and 7.0%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of March 31, 2004.

8. Restructuring and Other Charges

     Continuing Operations

     In the first three months of 2004 and 2003, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.1 million and $0.3 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three months of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$—	$861	$15	$248	$4,532	$5,656
Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates	—	(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	—	124	49	114	6,807	7,094
Provision for Q1 2004	96	—	—	—	8	104
Changes in estimates	—	—	—	(6)	(7)	(13)

	96	—	—	(6)	1	91
Payments or write offs in Q1 2004	(96)	(31)	(31)	(108)	(182)	(448)

Balances as of March 31, 2004	$—	$93	$18	$—	$6,626	$6,737

     Restructuring costs for the three months ended March 31, 2003 consisted of approximately $0.1 million for severance costs related to the closure and relocation of certain SCM facilities. These charges were in accordance with SFAS 146 and represent the total amount incurred in the restructuring action. The severance costs related to the reduction in force of 11 employees. Eight of these employees were from Operations, two from Research and Development and one from General and Administrative functions. Ten were from Asia and one from Europe.

     For the three months ended March 2004, other charges consisted of approximately $0.1 million of legal settlements and related legal costs. For the three months ended March 2003, other charges consisted primarily of $0.2 million of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division.

     Discontinued Operations

     In the first three months of 2004 and 2003, SCM incurred net restructuring and other charges related to discontinued operations of approximately $0.3 million and $25,000, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three months of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$334	$2,038	$42	$99	$6	$2,519
Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	—	3,912	9	275	345	4,541
Provision for Q1 2004	—	24	22	—	284	330
Changes in estimates	—	—	—	(65)	—	(65)

	—	24	22	(65)	284	265
Payments or write offs in Q1 2004	—	(140)	(31)	(210)	(457)	(838)

Balances as of March 31, 2004	$—	$3,796	$—	$—	$172	$3,968

     Exit costs related to discontinued operations for the three months ended March 31, 2004 primarily consist of $0.3 million of legal costs as well as $24,000 related to lease commitments and $22,000 of asset write-downs. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. The Company has substantially exited the retail Digital Media and Video business and does not expect to incur further significant charges during 2004, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 13.)

     Restructuring costs of $25,000 related to discontinued operations apply for the first quarter of fiscal 2003 and primarily consisted of asset write-downs.

9. Stock Repurchase Program

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. No shares were repurchased during the first three months of 2004. As of March 31, 2004, the Company had repurchased a total of 618,400 shares under this program for approximately $2.8 million.

10. Segment Reporting, Geographic Information and Major Customers

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

     Summary information by segment for the three months ended March 31, 2004 and during the same period for 2003 is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Digital TV:
Revenues	$5,879	$10,286
Gross profit	1,536	4,686
Gross profit %	26%	46%
PC Security:
Revenues	$4,367	$5,799
Gross profit	1,995	2,092
Gross profit %	46%	36%
Flash Media Interface:
Revenues	$2,984	$2,637
Gross profit	1,874	1,378
Gross profit %	63%	52%
Total:
Revenues	$13,230	$18,722
Gross profit	5,405	8,156
Gross profit %	41%	44%

     Additional information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Europe	$7,086	$10,597
United States	3,346	4,578
Asia-Pacific	2,798	3,547

	$13,230	$18,722

     Two customers exceeded 10% of total net revenue for the three months ended March 31, 2004 and three customers exceeded 10% of net revenue for the three months ended March 31, 2003. Two customers represented greater than 10% of accounts receivable as March 31, 2004 and three customers represented greater than 10% of accounts receivable as of December 31, 2003.

     Long-lived assets by geographic location as of March 31, 2004 and December 31, 2003, are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Property and equipment, net:
United States	$113	$139
Europe	2,077	2,410
Asia-Pacific	3,549	3,772

Total	$5,739	$6,321

Intangible assets, net:
United States	$656	$772
Europe	2,062	2,304

Total	$2,718	$3,076

11. Commitments

     The Company leases facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next thirteen years.

     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2004, the purchase and contractual commitments were $8.3 million.

     The Company provides warranties on certain product sales (generally one year) and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods.

     Components of the reserve for warranty costs for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three months ended March 31,
	2004	2003
Balances at January 1, 2004 and 2003, respectively	$326	$689
Additions related to sales during the period	67	164
Warranty costs incurred during the period	(49)	(214)
Adjustments to accruals related to prior period sales	(48)	(53)
Net change associated with discontinued operations	—	(202)

Balance at March 31, 2004 and 2003, respectively	$296	$384

12. Related Party Transactions

     During the three months ended March 31, 2004 and 2003, SCM has recognized revenue of approximately $0.3 million and $0.2 million respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of March 31, 2004 and December 31, 2003, accounts receivable amounts due from Conax were $0.2 million and $0.2 million, respectively. Oystein Larsen serves as Chief Representative and General Manager, China of Conax and is a board director of SCM Microsystems. Mr. Larsen is not directly compensated for revenue transactions between the two companies

     During the three months ended March 31, 2004 SCM recognized revenue of approximately $0.1 million from sales to Pexagon, a company based in Connecticut. No revenue was recognized during the three months ended March 31, 2003. The Company had an accounts receivable due from Pexagon of $0.1 million as of March 31, 2004 and $2.9 million as of December 31, 2003. Brian Campbell, a former vice president of the Company is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship.

     In 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. During the three months ended March 31, 2004 and for the same period in 2003, SCM recognized no revenue from sales to Zio Corporation. As of March 31, 2004, the company had an accounts receivable due from Zio Corporation of $46,000. As of December 31, 2003, the amount due from Zio Corporation was $1.4 million.

13. Legal Proceedings

     From time to time the Company could be subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     In September 2003, the Company and Pinnacle Systems, Inc. (“Pinnacle”) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with the sale of certain assets of the Company’s former Dazzle video products business to Pinnacle, the Company and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. Pursuant to the Asset Purchase Agreement between the Company and Pinnacle, the Company and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend such claims. The Company believes the claims by DVDCre8 are without merit and intends to vigorously defend the action, but management cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that may be required to defend against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if the Company were to be unsuccessful in its defense of this lawsuit or the indemnification claim, and if the plaintiffs were able to establish substantial damages, the Company could be forced to pay an amount, currently unknown, which could have an adverse effect on its business. In addition, although management believes that the Company is entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that the Company will recover all or a portion of any damages assessed or expenses incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under the heading “Factors That May Affect Future Operating Results” in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004.

Overview

     SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our digital access products into three markets segments: Digital TV, PC Security and Flash Media Interface.

•	For the Digital TV market, we offer conditional access modules that provide secure decryption for digital pay-TV broadcasts.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Flash Media Interface market, we offer digital media readers and ASICs that are used to transfer digital content to and from various flash media.

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

     In our continuing Security operations, we have experienced a significant drop in revenues in the period from January 2003 through March 2004, which has resulted in continued operational losses in our business in recent quarters. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by new competition since the middle of 2003, as well as ongoing weakness in the overall digital television market. Sales of our PC Security products have also been adversely affected by the slow pace of new smart card programs which drive demand for our readers. Sales of our Flash Media Interface products have remained relatively constant from period to period.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering revenue is recognized using the percentage of completion method.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on such judgments, we wrote down approximately $0.4 million in the first three months of 2004.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on our Security business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Prior to 2003, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

     Net Revenue. Summary information by product segment for the three month periods ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Digital TV
Revenues	$5,879	$10,286
Gross profit	1,536	4,686
Gross profit %	26%	46%
PC Security
Revenues	$4,367	$5,799
Gross profit	1,995	2,092
Gross profit %	46%	36%
Flash Media Interface
Revenues	$2,984	$2,637
Gross profit	1,874	1,378
Gross profit %	63%	52%
Total:
Revenues	$13,230	$18,722
Gross profit	5,405	8,156
Gross profit %	41%	44%

     Net revenue for the three months ended March 31, 2004 was $13.2 million, compared to $18.7 million for the same period in 2003, a decrease of 29%. This decrease in revenues was primarily related to the market for our Digital TV products, where we continue to experience increased competition and weaker demand for our conditional access modules (further discussed in “Factors that May Affect Operating Results – Our Markets are highly competitive, and our customers may purchase products from our competitors.”). Digital TV sales declined by $4.4 million, or 43% in the first quarter of 2004, versus the same period of 2003. Sales of our PC Security products also decreased by $1.4 million, or 25% in the first quarter of 2004 versus the same period of 2003, due to lower levels of smart card sales for U.S. government programs. Sales of our Flash Media Interface products rose by $0.3 million, or 13% in the first quarter of 2004 compared with the prior year period.

     In our Digital TV product line, sales decreased from $10.3 million in the first three months of 2003 to $5.9 million in the first three months of 2004. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators or broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Throughout 2003, many of the larger television operators in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of the size and industry influence of the larger operators, we believe their difficulties have weakened demand from our customer base, the smaller operators, as well. Beginning in the third quarter of 2003 and continuing through the first quarter of 2004, we also were significantly impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content and have ported it to conditional access modules which may be used to provide unauthorized access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers. Despite developing and bringing to market a new product, released in the fourth quarter of 2003, to better compete against this competitive threat, we were unable to improve significantly on our position relative to these unauthorized modules in the first three months of 2004. We expect that it will take several months to regain the market share we have lost.

     In our PC Security product line, sales decreased from $5.8 million in the first three months of 2003 to $4.4 million in the first three months of 2004. This product line consists of smart card readers and related chip technology that is purchased principally for use by corporations, banks or governments to protect computer networks against unauthorized access. The market for external smart card readers is shifting away from U.S. government secure identification programs, where we have historically had strong sales, and towards European banking and financial projects, which are just beginning. In both the U.S. and Europe, currently there are very few smart card based-security programs requiring high volumes of cards and readers. Our business therefore has been limited to smaller programs and pilots of larger programs that we anticipate will be initiated in the second half of 2004.

     Revenues from our Flash Media Interface product line remained relatively constant in the first three months of 2004 compared with the first quarter of 2003, with sales of $3.0 million in the first quarter of 2004 versus $2.6 million in the first quarter of 2003. Flash Media Interface revenues consist of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.

     Gross Profit. Gross profit for the three months ended March 31, 2004 was $5.4 million, or 41% of total net revenue, compared to $8.2 million, or 44% in the same period of 2003. During the first three months of 2004 our margins were adversely affected by an inventory write down of approximately $0.6 million related primarily to pre-loaded security modules within our Digital TV product line. Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For the first three months of 2004, research and development expenses were $2.8 million, or 21% of revenue, compared with $2.4 million, or 13% of revenue in the first three months of 2003. Research and development expenses rose in the first three months of 2004 primarily due to the fact that figures for the comparable 2003 period included only approximately 35% of expenses for our Indian research and development center. This center’s costs had previously been associated with product development for our retail Digital Media and Video business. When we sold the retail Digital Media and Video business in mid 2003, we retained the engineering resources in India and phased into our Security business the costs of this organization throughout 2003, with full expenses recognized in continuing operations from approximately October 2003 onwards. For the first three months of 2004, 100% of the costs associated with our Indian research and development center have now been included. We expect our research and development expenses to vary based on future project demands.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the first three months of 2004 were $3.3 million, or 25% of revenue, compared with $2.9 million in the first three months of 2003, or 16% of revenue. The increase of $0.4 million in expenses between the first three months of 2003 and 2004 was primarily driven by increased spending related to trade show activity in Europe during the first quarter of 2004. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the first three months of 2004, general and administrative expenses were $2.8 million, or 21% of revenue, compared with $2.7 million, or 15% of revenue in the first three months of 2003. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

     Amortization of Goodwill and Intangibles. Amortization of intangibles in the first quarter of 2004 and 2003 was $0.3 million in each quarter.

     Restructuring and Other Charges. We recorded restructuring and other charges of $0.1 million in the first three months of 2004 and $0.3 million in the first three months of 2003. Charges in the first three months of 2004 related to a legal settlement and associated legal costs. Restructuring charges in the first three months of 2003 primarily consisted of severance charges of $0.1 million related to the closure and relocation of certain SCM facilities. Other charges for the same period consisted of $0.2 million of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division.

     Interest Income, Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt. Interest income, net was $0.1 million in the first three months of 2004 and 2003.

     Foreign Currency Transaction Gains and Other Income. Foreign currency transaction gains and other income was $0.2 million in the first three months of 2004, compared with foreign currency gains and other income of $0.6 million in the first three months of 2003. Gains in the first quarter of 2004 were primarily a result of favorable exchange rate movements between the U.S. Dollar and the Euro. Gains in the same period of 2003 were also due to the U.S. Dollar to Euro exchange movements as well as favorable movements in the exchange rate of the U.S. Dollar compared to the Singapore Dollar. The gains in both years resulted primarily from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of the subsidiary.

     Income Taxes. In the first three months of 2004, we recorded a provision for income taxes of $0.1 million, compared to a provision of $0.1 million in the first three months of 2003. The provision for income taxes in both periods resulted from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.

     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business in the first three months of 2004 and 2003 was $16,000 and $12.3 million, respectively. Operating loss for the same periods was $29,000 and $3.8 million, respectively.

     During the three months ended March 31, 2004, net gain on the disposal of the retail Digital Media and Video business was approximately $0.1 million and primarily resulted from changes in estimates related to the sale transaction.

     Liquidity and Capital Resources

     As of March 31, 2004 our working capital, which we have defined as current assets less current liabilities, was $48.4 million compared to $50.8 million as of December 31, 2003, a decrease of approximately $2.4 million. The reduction in working capital for the first three months of 2004 primarily reflects a decrease in accounts receivable of $2.0 million, an increase in inventory of $3.3 million, the net impact of a refund of withholding taxes in Europe of $4.9 million and decreases in current liabilities.

     Cash and cash equivalents and short-term investments were $56.2 million as of March 31, 2004, an increase of approximately $1.2 million compared to the balance of $55.0 million as of December 31, 2003.

     During the first three months of 2004, cash provided by operating activities was $1.4 million and reflects a loss from continuing operations of $3.6 million, offset by the impact of cash provided from the return of withholding taxes of $4.9 million, being partially offset by cash used in other operating activities, including an increase in net inventory of $2.9 million. Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Total future lease obligations as of March 31, 2004 were $11.1 million, of which $2.6 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of March 31, 2004 were $7.8 million and $0.5 million respectively.

     In the coming months, we expect to continue to use cash to fund operations, and we currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements for the next twelve months. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

     Cash used in investing activities was primarily for net purchases of short-term investments of $0.5 million and $0.1 million of capital expenditures. Cash provided by financing activities was primarily from the issuance of common stock related to our Employee Stock Option program of $0.3 million.

     SCM has a revolving line of credit with a bank in Germany providing total borrowings of up to 0.8 million Euro (approximately $0.9 million as of March 31, 2004). The German line has no expiration date and bears interest at 6.0%. Borrowings under this line of credit are unsecured. We have an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of March 31, 2004) which bears interest at 3.05% and has no expiration date. In addition, we have two separate overdraft facilities for our manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.4 million and $3.5 million as of March 31, 2004, respectively) with base interest rates of 4.8% and 7.0%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of March 31, 2004.

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of the our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of March 31, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

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

     We have a history of losses with an accumulated deficit of $165.2 million as of March 31, 2004. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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

     Over the past several quarters, economic conditions worldwide have resulted in decreased demand and constrained growth in demand from end users for many companies’ products, including ours. Decreased demand in the European digital television market has contributed to declining and lower than expected sales of our conditional access modules. In the U.S. and in Europe, economic conditions have continued to delay or minimize deployments of smart card readers by corporations and financial institutions. These trends have had an adverse effect on our revenues during 2002, 2003 and the first three months of 2004. Decreased or lower than expected sales are likely to have an adverse effect on our stock price. Also, reduced or canceled orders for our products could lead to decreased sales in a particular period and, because many of our products are custom made for particular customers, could also cause us to write off inventory. In some cases, customers could delay payment or be unable to pay for orders made to us, causing us to increase our allowance for doubtful accounts or to write off certain receivables. In addition, if we anticipate that demand for our products will not increase, we may decide to reduce our operating expense base in order to maintain or reach profitability. Decreased sales, expense base decreases or any write-offs, or any combination of these, could have a materially adverse effect on our operating results.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

     Our common stock currently experiences a significant volume of trading on the Prime Standard of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of Nasdaq market conditions, could negatively impact our stock price.

Our stock price has been and is likely to remain volatile.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from April 29, 2003 to April 28, 2004, the reported sale prices for our common stock on the Nasdaq market ranged between $3.72 and $9.30 per share. Volatility in our stock price may result from a number of factors, including:

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

     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, two customers accounted for approximately 29% of our total net revenue in the twelve months ended December 31, 2003. This trend continued in the first three months of 2004 with three customers accounting for 32% of total net revenues. The divestiture of our retail Digital Media and Video business increases our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

     These factors include, but are not limited to, the following:

•	the slow pace and uncertainty of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, particularly digital photographs.

Approximately half of our forecasted revenues in 2004 are dependent on new products, some of which are still under development.

     We are currently developing or have recently released products that are expected to generate approximately half our planned revenue in 2004. If we cannot complete development of these products, if development is delayed, or if there are performance issues with these products that initially limit their efficacy, we could lose business to competition or lose the opportunity to introduce new technology to the market, and our sales could suffer significantly. For example, in the fourth quarter of 2003, our sales fell below the level of estimates previously made by management because we were not able to recognize revenue from shipments made during the quarter of a new digital TV module that did not fulfill the customer’s expectations. Although we believe we have substantially resolved our technical issues with the product, sales levels did not meet our expectations in the first quarter of 2004. In addition, we are currently developing new smart card readers designed to provide secure physical access to buildings. If we are unable to deliver samples of these readers in time to participate in pilot projects, we may not be selected to participate in any U.S. government secure access programs. If we are selected to provide new readers for secure physical access, we must be able to deliver the product on time or we would risk losing the business to competition.

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

Our future success will depend on our and our partners’ ability to keep pace with technological change and meet the needs of our target markets and customers.

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

     In some cases, we depend upon partners who provide one or more components of the overall solution for a customer in conjunction with our products. If our partners do not adapt their products and technologies to new market or distribution requirements, or if their products do not work well, then we may not be able to sell our products into certain markets.

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

     We believe that competition in our markets is likely to intensify as a result of increasing demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro, OmniKey and Xiring in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	ePOINT, OnSpec and YE Data for digital media readers and ASICs; and

•	Neotion and Aston in conditional access modules for digital television broadcast decryption. In recent months, we also have experienced new competition from companies offering unauthorized, “emulated” conditional access software on modules which can be used to illegally access digital broadcasts.

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

     We sell a significant proportion of our smart card reader products to the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, during 2003 our sales of smart card reader products for the U.S. government’s Common Access Card program decreased from 2002 levels, as this program neared completion. While the U.S. government has announced plans for several new smart card-based security projects, none had yet reached a stage of high volume card or reader deployment as of the end of the first fiscal quarter of 2004, and we were not able to increase our reader sales. In addition, government expenditures on IT projects have varied in the past, and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of such government projects could negatively impact our sales.

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

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 75% and 76% of our revenues for the first three months of 2004 and full year ended December 31, 2003 respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, all of which can impact our sales and/or our operational performance. These risks include:

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

We may have future non-recurring charges as a result of past acquisitions.

     In connection with our previous acquisitions accounted for under the purchase method of accounting, we may be required to take a related non-recurring charge to earnings if we later determine that our intangible assets are impaired.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no significant change in the Company’s exposure to market risk during the first three months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)) as of March 31, 2004 (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control

     There were no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of March 31, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million.

     The following table presents the total number of shares purchased during the first three of 2004, the average price paid per share, the total number of shares purchases as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $5.0 million share repurchase program:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Repurchased	per Share	or Programs	or Programs
January 1, 2004 through January 31, 2004	—	$—	—	$2,200,000
February 1, 2004 through February 29, 2004	—	—	—	$2,200,000
March 1, 2004 through March 31, 2004	—	—	—	$2,200,000

Total	—	$—	—	$2,200,000

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number	Description of Document
10.25	Employment Agreement with Colas Overkott.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

A current report on Form 8-K was furnished pursuant to the Securities and Exchange Act of 1934, as amended, on February 19, 2004, reporting under Item 12 the announcement that on February 19, 2004, SCM Microsystems issued a press release regarding its financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant SCM MICROSYSTEMS, INC.
May 6, 2004	By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer

May 6, 2004
/s/ Steven L. Moore
Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.25	Employment agreement with Colas Overkott.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.