Form 10-Q
period 2004-06-30
SCM MICROSYSTEMS INC
filed 2004-08-05
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At August 2, 2004, 15,426,438 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$11,511	$19,331	$24,741	$38,053
Cost of revenue	9,793	12,555	17,618	23,121

Gross profit	1,718	6,776	7,123	14,932

Operating expenses:
Research and development	2,797	2,491	5,553	4,929
Selling and marketing	3,054	2,917	6,372	5,824
General and administrative	2,949	3,171	5,774	5,893
Amortization of intangible assets	290	281	593	554
Restructuring and other charges (credits)	(149)	2,098	(58)	2,426

Total operating expenses	8,941	10,958	18,234	19,626

Loss from operations	(7,223)	(4,182)	(11,111)	(4,694)
Loss on investments	—	(460)	—	(460)
Interest and other income (expense)	374	(277)	773	445

Loss from continuing operations before income taxes	(6,849)	(4,919)	(10,338)	(4,709)
Provision for income taxes	(10)	(115)	(126)	(221)

Loss from continuing operations	(6,859)	(5,034)	(10,464)	(4,930)
Loss from discontinued operations, net of income taxes	(79)	(5,311)	(108)	(9,140)
Gain (loss) on sale of discontinued operations	(35)	(5,889)	62	(5,889)

Net loss	$(6,973)	$(16,234)	$(10,510)	$(19,959)

Loss per share from continuing operations:
Basic and diluted	$(0.44)	$(0.33)	$(0.68)	$(0.32)

Loss per share from discontinued operations:
Basic and diluted	$(0.01)	$(0.73)	$(0.00)	$(0.97)

Net loss per share:
Basic and diluted	$(0.45)	$(1.06)	$(0.68)	$(1.29)

Shares used to compute basic and diluted loss per share	15,392	15,293	15,359	15,421

Comprehensive loss:
Net loss	$(6,973)	$(16,234)	$(10,510)	$(19,959)
Unrealized gain (loss) on investments	(75)	(85)	(78)	49
Foreign currency translation adjustment	(218)	793	(356)	123

Total comprehensive loss	$(7,266)	$(15,526)	$(10,944)	$(19,787)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$44,142	$49,382
Short-term investments	5,922	5,656
Accounts receivable, net of allowances of $2,879 and $3,303 as of June 30, 2004 and December 31, 2003, respectively	7,248	10,378
Inventories	10,947	9,108
Other taxes receivable	—	5,031
Other current assets	2,971	3,878

Total current assets	71,230	83,433
Property and equipment, net	5,270	6,321
Intangible assets, net	2,414	3,076
Other assets	2,249	3,612

Total assets	$81,163	$96,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,036	$7,571
Accrued compensation and related benefits	2,734	2,914
Accrued restructuring and other charges	10,729	11,635
Accrued professional fees	2,298	1,927
Other accrued expenses	4,908	6,079
Income taxes payable	2,002	2,537

Total current liabilities	27,707	32,663

Deferred tax liability	353	355
Commitments and contingencies (see Notes 11 and 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,426 and 15,300 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	15	15
Additional paid-in capital	227,204	226,582
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(172,168)	(161,658)
Other cumulative comprehensive gain	829	1,262

Total stockholders’ equity	53,103	63,424

Total liabilities and stockholders’ equity	$81,163	$96,442

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,510)	$(19,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	46	15,029
Depreciation and amortization	1,768	1,889
Loss on investment	—	460
Loss on disposal of fixed assets	2	40
Stock compensation expense	22	—
Changes in operating assets and liabilities:
Accounts receivable	2,230	4,088
Inventories	(1,524)	5,969
Other assets	5,734	(3)
Accounts payable	(1,876)	(2,527)
Accrued expenses	584	(1,630)
Income taxes payable	(467)	(362)

Net cash provided by (used in) operating activities from continuing operations	(3,991)	2,994

Net cash used in operating activities from discontinued operations	(600)	(5,896)

Net cash used in operating activities	(4,591)	(2,902)

Cash flows from investing activities:
Capital expenditures	(245)	(967)
Proceeds from disposal of fixed assets	—	4
Purchase of long-term investments	—	(432)
Maturities of short-term investments	2,692	960
Purchases of short-term investments	(3,041)	(1,262)

Net cash used in investing activities from continuing operations	(594)	(1,697)

Net cash used in investing activities from discontinued operations	—	(236)

Net cash used in investing activities	(594)	(1,933)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	600	267
Repurchase of common stock	—	(2,104)

Net cash provided by (used in) financing activities	600	(1,837)

Effect of exchange rates on cash and cash equivalents	(655)	(523)

Net decrease in cash and cash equivalents	(5,240)	(7,195)
Cash and cash equivalents at beginning of period	49,382	50,133

Cash and cash equivalents at end of period	$44,142	$42,938

Supplemental disclosures of cash flow information - cash paid for:
Income taxes	$50	$51

Interest	$—	$5

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-01”). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under SFAS No. 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

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

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,973)	(16,234)	$(10,510)	$(19,959)
Add: Stock-based compensation included in reported net loss	7	37	22	110
Less: Stock-based compensation expense determined under fair value method for all awards	(884)	(550)	(1,589)	(2,774)

Pro forma net loss	$(7,850)	$(16,747)	$(12,077)	$(22,623)

Net loss per share, as reported - basic and diluted	$(0.45)	$(1.06)	$(0.68)	$(1.29)

Pro forma loss per share - basic and diluted	$(0.51)	$(1.10)	$(0.79)	$(1.47)

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

     On August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. As of June 30, 2004, Zio had purchased $2.5 million of reader inventory.

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

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2004 and during the same periods for 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$—	$9,430	$16	$21,733
Operating loss	$(68)	$(5,728)	$(131)	$(9,924)
Net loss before income taxes	$(79)	$(5,311)	$(108)	$(9,140)
Income tax benefit (provision)	$—	$—	$—	$—
Loss from discontinued operations	$(79)	$(5,311)	$(108)	$(9,140)

4. Short-Term Investments

     The fair value of short-term investments at June 30, 2004 and December 31, 2003 was as follows (in thousands):

	June 30, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$5,060	$—	$(146)	$4,914
U.S. government agencies	1,033	—	(25)	1,008

Total	$6,093	$—	$(171)	$5,922

	December 31, 2003
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$4,304	$—	$(79)	$4,225
U.S. government agencies	1,440	1	(10)	1,431

Total	$5,744	$1	$(89)	$5,656

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.

5. Inventories

     Inventories consist of (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$8,322	$4,876
Finished goods	2,625	4,232

	$10,947	$9,108

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

		June 30, 2004			December 31, 2003
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
Customer relations	60 months	$1,749	$(818)	$931	$1,799	$(648)	$1,151
Core technology	60 months	3,771	(2,288)	1,483	3,828	(1,938)	1,890
Non-compete agreements	24 months	163	(163)	—	168	(133)	35

Total intangible assets		$5,683	$(3,269)	$2,414	$5,795	$(2,719)	$3,076

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

     Amortization expense related to intangible assets was $0.6 million for the first six months of 2004 and $0.6 million for the same period of 2003.

     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year		Amount
2004	(remaining 6 months)	$552
2005		953
2006		642
2007		267

Total		$2,414

7. Lines of Credit

     The Company has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of June 30, 2004). In addition, the Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.3 million and $3.4 million as of June 30, 2004, respectively) with base interest rates of 4.8% and 7.0%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of June 30, 2004.

8. Restructuring and Other Charges

     Continuing Operations

     In the first six months of 2004 and 2003, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $(0.1) million and $2.4 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first two quarters of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$—	$861	$15	$248	$4,532	$5,656
Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates	—	(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	—	124	49	114	6,807	7,094
Provision for Q1 2004	96	—	—	—	8	104
Changes in estimates	—	—	—	(6)	(7)	(13)

	96	—	—	(6)	1	91
Payments or write offs in Q1 2004	(96)	(31)	(31)	(108)	(182)	(448)

Balances as of March 31, 2004	—	93	18	—	6,626	6,737
Provision for Q2 2004	—	—	—	—	3	3
Changes in estimates	—	—	—	—	(149)	(149)

	—	—	—	—	(146)	(146)
Payments or write offs in Q2 2004	—	(57)	—	—	(52)	(109)

Balances as of June 30, 2004	$—	$36	$18	$—	$6,428	$6,482

     The Company did not record any charges for restructuring for the three and six months ended June 30, 2004. Restructuring costs for the three months ended June 30, 2003 consisted of approximately of $1.4 million of severance costs, $0.3 million of lease commitments, and $0.1 million of asset write-downs and restructuring costs for the three months ended March 31, 2003 consisted of approximately $0.1 million for severance costs. These charges related to the closure and relocation of certain SCM facilities and were in accordance with SFAS 146 and represent the total amount incurred in the restructuring action. The severance costs for the six months ended June 30, 2003 related to the reduction in force of 21 employees. Nine of these employees were from Operations, two were from Sales and Marketing, five from Research and Development and five from General and Administrative functions. Four of these employees were from the United States, seven from Europe and ten from Asia.

     For the three months ended June 30, 2004 other charges consisted of a credit of $0.1 million resulting from changes in estimates for foreign tax related charges. For the three months ended March 2004, other charges consisted of approximately $0.1 million of legal settlements and related legal costs. For the three and six months ended June 30, 2003, other charges were $0.3 million and $0.5 million, respectively and consisted primarily of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division.

     Discontinued Operations

     In the first six months of 2004 and 2003, SCM incurred net restructuring and other charges related to discontinued operations of approximately $0.8 million and $2.3 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first two quarters of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$334	$2,038	$42	$99	$6	$2,519
Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	—	3,912	9	275	345	4,541
Provision for Q1 2004	—	24	22	—	284	330
Changes in estimates	—	—	—	(65)	—	(65)

	—	24	22	(65)	284	265
Payments or write offs in Q1 2004	—	(140)	(31)	(210)	(457)	(838)

Balances as of March 31, 2004	—	3,796	—	—	172	3,968
Provision for Q2 2004	—	19	—	7	287	313
Changes in estimates	—	251	—	—	1	252

	—	270	—	7	288	565
Payments or write offs in Q2 2004	—	(132)	—	(7)	(147)	(286)

Balances as of June 30, 2004	$—	$3,934	$—	$—	$313	$4,247

     Exit costs related to discontinued operations for the three and six months ended June 30, 2004 were $0.6 million and $0.8 million, respectively. Exit costs for the second quarter of 2004 primarily consist of $0.3 million of legal and professional fees and changes in estimates of $0.3 million for lease commitments. Exit costs for the six months ended June 30, 2004 primarily consist of $0.6 million of legal costs, $0.3 million related to lease commitments, offset by approximately $0.1 million of changes in estimates related to termination costs. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. The Company has substantially exited the retail Digital Media and Video business and does not expect to incur further significant charges during 2004, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 13.)

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

9. Stock Repurchase Program

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. No shares were repurchased during the first six months of 2004. As of June 30, 2004, the Company had repurchased a total of 618,400 shares under this program for approximately $2.8 million.

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

     SCM provides secure digital access solutions to OEM customers in three markets: Digital TV, PC Security and Flash Media Interface. The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and six months ended June 30, 2004 and during the same periods for 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Digital TV:
Revenue	$4,446	$11,542	$10,325	$21,828
Gross profit	(1,369)	3,233	167	7,919
Gross profit %	(31)%	28%	2%	36%
PC Security:
Revenue	$4,269	$5,616	$8,636	$11,415
Gross profit	1,966	2,225	3,961	4,317
Gross profit %	46%	40%	46%	38%
Flash Media Interface:
Revenue	$2,796	$2,173	$5,780	$4,810
Gross profit	1,121	1,318	2,995	2,696
Gross profit %	40%	61%	52%	56%
Total:
Revenue	$11,511	$19,331	$24,741	$38,053
Gross profit	1,718	6,776	7,123	14,932
Gross profit %	15%	35%	29%	39%

     Additional information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Europe	$5,213	$11,234	$12,299	$21,831
United States	3,928	5,202	7,274	9,782
Asia-Pacific	2,370	2,895	5,168	6,440

	$11,511	$19,331	$24,741	$38,053

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Customer A	11%	*	11%	*
Customer B	*	19%	*	18%
Customer C	*	14%	*	18%

	11%	33%	11%	36%

* Revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	June 30,	December 31,
	2004	2003
Customer B	*	12%
Customer D	11%	14%
Customer E	*	16%

Total	11%	42%

* Customer’s accounts receivable represented less than 10% for the periods presented.

     Long-lived assets by geographic location as of June 30, 2004 and December 31, 2003, are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Property and equipment, net:
United States	$100	$139
Europe	1,916	2,410
Asia-Pacific	3,254	3,772

Total	$5,270	$6,321

Intangible assets, net:
United States	$541	$772
Europe	1,873	2,304

Total	$2,414	$3,076

11. Commitments

     The Company leases facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next thirteen years.

     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2004, the purchase and contractual commitments were $6.2 million.

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

     Components of the reserve for warranty costs for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Six months ended June 30,
	2004	2003
Balances at January 1, 2004 and 2003, respectively	$326	$689
Additions related to sales during the period	71	363
Warranty costs incurred during the period	(70)	(295)
Adjustments to accruals related to prior period sales	(63)	(74)
Net change associated with discontinued operations	—	(308)

Balance at June 30, 2004 and 2003, respectively	$264	$375

12. Related Party Transactions

     During the three months ended June 30, 2004 SCM recognized no revenue from sales to Conax AS, a company engaged in the development and provision of smart-card based systems of which Oystein Larsen, a member of SCM’s board of directors, is an officer. During the three months ended June 30, 2003, SCM recognized revenue of approximately $0.2 million from sales to Conax. During the six months ended June 30, 2004 and 2003, SCM recognized revenue of approximately $0.3 million and $0.4 million from sales to Conax, respectively. As of June 30, 2004 the Company had no accounts receivable due from Conax, and as of December 31, 2003, accounts receivable amounts due from Conax were $0.2 million. Mr. Larsen is not directly compensated for revenue transactions between the two companies.

     During the three and six months ended June 30, 2004 SCM recognized revenue of approximately $0.1 million for each period from sales to Pexagon, a company based in Connecticut of which Brian Campbell, a former vice president of the Company, is the majority holder. No revenue was recognized during the three and six months ended June 30, 2003. The Company had an accounts receivable due from Pexagon of $20,000 as of June 30, 2004 and $0.6 million as of December 31, 2003. SCM and Pexagon continue to have an ongoing trading relationship.

     In 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. During the three and six months ended June 30, 2004 and for the same periods in 2003, SCM recognized no revenue from sales to Zio Corporation. As of June 30, 2004, the Company had no accounts receivable due from Zio Corporation and as of December 31, 2003, the amount due from Zio Corporation was $1.4 million.

13. Legal Proceedings

     From time to time the Company could be subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of any such claims or other proceedings can not be predicted with certainty, management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     In September 2003, the Company and Pinnacle Systems, Inc. (“Pinnacle”) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint, as now amended, alleges numerous claims, including breach of contract and that in connection with the sale of certain assets of the Company’s former Dazzle video products business to Pinnacle, the Company and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. Pursuant to the Asset Purchase Agreement between the Company and Pinnacle, the Company and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend such claims. The Company believes the claims by DVDCre8 are without merit and intends to vigorously defend the action, but management cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that may be required to defend against it. The case continues in the discovery phase. Specific damages amounts have not been specified, nor assessed at this stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if the Company were to be unsuccessful in its defense of this lawsuit or the indemnification claim, and if the plaintiffs were able to establish substantial damages, the Company could be forced to pay an amount, currently unknown, which could have an adverse effect on its business. In addition, although management believes that the Company is entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that the Company will recover all or a portion of any damages assessed or expenses incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance these plans, intentions or expectations will be achieved. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under the heading “Factors That May Affect Future Operating Results.” in this Quarterly Report on Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

     In our continuing Security operations, we have experienced a significant drop in revenues in the period from January 2003 through June 2004, which has resulted in continued operational losses in our business in recent quarters. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by new competitive offerings since the middle of 2003, as well as ongoing weakness in the overall digital television market. Sales of our PC Security products have also been adversely affected by the completion of large programs requiring smart card readers and the slow pace of new smart card programs that drive demand for our readers. Sales of our Flash Media Interface products have risen slightly over the last several quarters, but remain a relatively small component of our overall revenues.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering revenue is recognized using the percentage of completion method.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on such judgments, we wrote down approximately $3.1 million in the first six months of 2004.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on our Security business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Prior to 2003, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

     Net Revenue. Summary information by product segment for the three- and six-month periods ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Digital TV
Revenue	$4,446	$11,542	$10,325	$21,828
Gross profit	(1,369)	3,233	167	7,919
Gross profit %	(31)%	28%	2%	36%
PC Security
Revenue	$4,269	$5,616	$8,636	$11,415
Gross profit	1,966	2,225	3,961	4,317
Gross profit %	46%	40%	46%	38%
Flash Media Interface
Revenue	$2,796	$2,173	$5,780	$4,810
Gross profit	1,121	1,318	2,995	2,696
Gross profit %	40%	61%	52%	56%
Total:
Revenue	$11,511	$19,331	$24,741	$38,053
Gross profit	1,718	6,776	7,123	14,932
Gross profit %	15%	35%	29%	39%

     Net revenue for the three months ended June 30, 2004 was $11.5 million, compared to $19.3 million for the same period in 2003, a decrease of 40%. This decrease in revenue was primarily related to lower sales of our Digital TV products, which have experienced increasing competition over the last several quarters as well as weakening demand. In the recent three-month period, weakness in demand was significantly more pronounced than we had anticipated. In addition, we experienced delays in launching and deploying new Digital TV products that we had expected would generate significant revenue in the second quarter. As a result, Digital TV product sales declined by $7.1 million, or 61% in the second quarter of 2004 versus the same period of 2003, and declined by $1.4 million, or 24% from the previous quarter ended March 31, 2004. Digital TV product sales were $4.4 million in the second quarter of 2004 compared to $11.5 million in the second quarter of 2003. (Competitive issues related to our Digital TV products are further discussed in “Factors that May Affect Operating Results – Our Markets are highly competitive, and our customers may purchase products from our competitors.”).

     The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators and broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Throughout 2003, many of the larger television operators in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of the size and industry influence of the larger operators, we believe their difficulties have weakened demand from our customer base, the smaller operators, as well. Beginning in the third quarter of 2003 and continuing through the second quarter of 2004, we also were significantly impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content and have ported it to conditional access modules which may be used to provide unlicensed access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers.

     To better address this competitive threat, in the fourth quarter of 2003 we released a new product to the market that we distributed through a major customer in Europe. However, initially there were technical issues with the product, both related to our technology and the technology and associated services of a third party. This delayed widespread distribution of the product and resulted in negative feedback from those consumers who had purchased it. In the second quarter of 2004, the customer distributing the product presented claims for damages related to business allegedly lost due to performance issues with the product and to delivery timing. Although we believe we have strong defenses to these claims, we made the decision not to recognize revenue in the second quarter from unpaid shipments of this product as a result of these claims.

     In our PC Security product line, sales decreased from $5.6 million in the second quarter of 2003 to $4.3 million in the second quarter of 2004, a decline of $1.3 million, or 24%. This product line consists of smart card readers, which connect as a peripheral device to computers, and related chip technology, purchased principally for use by corporations, banks or governments to protect computer networks against unauthorized access. The market for peripheral smart card readers is shifting away from U.S. government secure identification programs, where we have historically had strong sales, and towards European banking and financial projects, which are in an early stage of market adoption. In recent quarters, our business has been limited to smaller programs and pilots of larger programs.

     Revenue from our Flash Media Interface product line grew to $2.8 million in the second quarter of 2004 from $2.2 million in the second quarter of 2003, an increase of $0.6 million, or 29%. Flash Media Interface products include digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.

     For the six-month period ended June 30, 2004, net revenue was $24.7 million, compared to $38.1 million in the first six months of 2003, a decrease of 35%. The revenue decrease was primarily due to lower sales of our Digital TV products, which decreased by $11.5 million, or 53% due to competition and weakening demand as detailed above. Sales of our Digital TV products were $10.3 million in the first six months of 2004 versus $21.8 million in the same period of 2003. Sales of our PC Security products also decreased in the first six months of 2004 versus the first six months of 2003, declining from $11.4 million to $8.6 million, a decrease of $2.8 million, or 24%. Lower PC Security product sales primarily resulted from decreased demand in the peripheral smart card reader market, as U.S. government projects reached completion and new banking and government projects experienced delays. Sales of our Flash Media Interface products rose to $5.8 million in the first six months of 2004 compared to $4.8 million in the prior year period, an increase of $1.0 million, or 20%.

     Gross Profit. Gross profit for the three months ended June 30, 2004 was $1.7 million, or 15% of total net revenue, compared to $6.8 million, or 35% in the same period of 2003. During the second quarter of 2004 our gross margin was adversely affected by an inventory write down of approximately $2.9 million related primarily to our Digital TV products. Increasing competition and the sharp decline in demand for our traditional conditional access modules during the quarter brought into doubt our ability to sell these products, and as a result we wrote down the value of inventory for components and finished goods. Without the write-down, gross profit in the second quarter of 2004 would have been 40% of revenues.

     For the six months ended June 30, 2004, gross profit was $7.1 million, or 29% of revenues, compared with gross profit of $14.9 million, or 39% of revenues for the first six months of 2003. The decline in gross margin was primarily due to the Digital TV inventory write-down of $2.9 million taken in the second quarter as well as an inventory write-down of $0.2 million taken in the first quarter of 2004.

     By product line, we recorded a loss in gross margin for our Digital TV products of $1.4 million, or (31%) of revenues in the second quarter of 2004, compared with gross profit of $3.2 million, or 28% in the second quarter of 2003. This decline was primarily due to the inventory write-down taken in the second quarter of 2004, and was also influenced by pricing pressure in the 2004 period. Gross profit for our PC Security products was $2.0 million, or 46% of revenues in the second quarter of 2004, compared with $2.2 million, or 40% of revenue for the 2003 period. The gross profit increase in our PC Security products in the 2004 period was primarily due to lower inventory charges incurred in 2004 compared to the same period of 2003. For our Flash Media Interface products, gross profit was $1.1 million, or 40% of revenues in the second quarter of 2004, compared with $1.3 million, or 61% of revenues for the second quarter of 2003. The decline in gross profit in our Flash Media Interface products in the 2004 period was primarily due to increased pricing pressure in the market for these products as well as a change in the mix of products sold.

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

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For the second quarter of 2004, research and development expenses were $2.8 million, or 24% of revenue, compared to $2.5 million, or 13% of revenue in the same period of 2003. For the first six months of 2004, research and development expenses were $5.6 million, or 22% of revenue, compared to $4.9 million, or 13% of revenue in the first six months of 2003. Research and development expenses rose $0.6 million in the first six months of 2004 primarily due to the fact that figures for the comparable 2003 period included only approximately 35% of expenses for our Indian research and development center. This center’s costs had previously been associated with product development for our retail Digital Media and Video business. When we sold the retail Digital Media and Video business in mid 2003, we retained the engineering resources in India and phased into our Security business the costs of this organization throughout 2003 with the balance of costs incurred in Discontinued Operations. Full expenses for research and development costs have been recognized in continuing operations from approximately October 2003 onwards. For the first six months of 2004, 100% of the costs associated with our Indian research and development center have been included in continuing operations. In addition, salary increases and the hiring of contractors in our French office in the second quarter of 2004 accounted for increased research and development expenditures compared with the previous year. We expect our research and development expenses to vary based on future project demands.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the second quarter of 2004 were $3.1 million, or 27% of revenue, compared to $2.9 million, or 15% of revenue in the second quarter of 2003. For the first six months of 2004, selling and marketing expenses were $6.4 million, or 26% of revenue, compared to $5.8 million, or 15% of revenue for the first six months of 2003. The increase of $0.5 million in expenses between the first six months of 2003 and the comparable period of 2004 was primarily driven by investments in our European sales and marketing programs, including increased spending related to trade show activity in Europe during the first quarter of 2004. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the second quarter of 2004, general and administrative expenses were $2.9 million, or 26% of revenue, compared to $3.2 million, or 16% of revenue in the second quarter of 2003. For the first six months of 2004, general and administrative expenses were $5.8 million, or 23% of revenue, compared to $5.9 million, or 15% of revenue for the first six months of 2003. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

     Amortization of Goodwill and Intangibles. Amortization of intangibles assets in the second quarter of 2004 was $0.3 million, unchanged from $0.3 million for the same period of 2003. For the first six months of 2004, amortization of intangible assets was $0.6 million, unchanged from $0.6 million for the first six months of 2003.

     Restructuring and Other Charges (Credits). In the second quarter of 2004 we recorded a gain to restructuring and other charges of $0.1 million for the adjustment of charges taken in 2003 related to European taxation issues. Restructuring and other charges taken in the second quarter of 2003 primarily related to the restructuring of our continuing Security operations along functional lines following the announced sale of our consumer Digital Media and Video business, and totaled $2.1 million. In the first six months of 2004, we recorded a gain to restructuring and other charges of $58,000, which reflects the adjustment noted above, offset by charges related to a legal settlement and associated legal costs taken in the first quarter of 2004. This compares with restructuring and other charges of $2.4 million in the first six months of 2003 related to the restructuring of our Security business. Restructuring and other charges in 2003 included facility closure costs, severance, and legal and professional fees.

     Loss from Investments. During the second quarter of 2003, we wrote off our investment in Cryptovision and recorded a loss of $0.5 million.

     Interest and Other Income (Expense), Net. Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, other income and expenses, and foreign currency gains or losses. Interest income, net was $0.2 million in the second quarter of 2004 and $0.1 in the second quarter of 2003. In the first six months of 2004, interest income was $0.3 million compared to $0.2 million in the first six months of 2003. In both the three- and six-month periods ended June 30, 2004, higher invested cash balances and interest rates resulted in higher interest income.

     Income Taxes. In the second quarter of 2004, we recorded a provision for income taxes of $10,000, compared to a provision of $0.1 million in the second quarter of 2003. For the first six months of 2004, we recorded a provision for income taxes of $0.1 million, compared to a provision of $0.2 million for the first six months of 2003. The provision for income taxes in both periods resulted from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards. A reduced tax provision for Singapore compared to 2003 resulted in lower taxes payable year to date in 2004.

     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. In the second quarter of 2004, SCM had no revenue relating to the retail Digital Media and Video business, and for the same period in 2003, net revenue was $9.4 million. Net loss from discontinued operations for the second quarter of 2004 and 2003 was $0.1 million and $5.3 million, respectively.

     For the six months ended June 30, 2004 and 2003, net revenue for the consumer Digital Media and Video business was $16,000 and $21.7 million, respectively. Net loss from discontinued operations for the same periods was $0.1 million and $9.1 million, respectively.

     During the second quarter of 2004, net loss on the disposal of the retail Digital Media and Video business was approximately $35,000 and included legal and professional fees of $0.3 million as well as $0.2 net increase in lease commitments, offset by approximately $0.5 million of inventory and asset recoveries. For the six months ended June 30, 2004, we recorded a net gain on the sale of discontinued operations of $62,000, which resulted from changes in estimates related to the sale transaction. During the second quarter of 2003 and for the first six months of 2003, net loss on disposal of the consumer Digital Media and Video was $5.9 million and included net inventory write-downs of $1.8 million, asset write-downs of $1.5 million, increased liabilities of $0.4 million, severance of $0.5 million and transactional costs to sell the businesses of $1.7 million.

     Liquidity and Capital Resources

     As of June 30, 2004, our working capital, which we have defined as current assets less current liabilities, was $43.5 million compared to $50.8 million as of December 31, 2003, a decrease of approximately $7.3 million. The reduction in working capital for the first six months of 2004 primarily reflects a decrease in accounts receivable of $3.2 million, an increase in inventory of $1.8 million, the net impact of a refund of withholding taxes in Europe of $5.4 million, offset by cash used in operating activities and decreases in current liabilities and other current assets.

     Cash and cash equivalents and short-term investments were $50.1 million as of June 30, 2004, a decrease of approximately $4.9 million compared to the balance of $55.0 million as of December 31, 2003.

     During the first six months of 2004, cash used by operating activities was $4.0 million and reflects a loss from continuing operations of $10.5 million, offset by the impact of cash provided from the return of withholding taxes of $5.4 million, being partially offset by cash used in other operating activities, including an increase in net inventory of $1.8 million. Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Total future lease obligations as of June 30, 2004 were $10.2 million, of which $2.4 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of June 30, 2004 were $5.8 million and $0.4 million respectively.

     During August 2004, we announced we were developing a cost reduction plan that will include a reduction in headcount related expenses as well as cost reductions in other areas of the organization.

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

     Cash used in investing activities was primarily for net purchases of short-term investments of $0.4 million and $0.2 million of capital expenditures. Cash provided by financing activities was primarily from the issuance of common stock related to our Employee Stock Option and Employee Stock Purchase programs of $0.6 million.

     SCM has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of June 30, 2004) which bears interest at 3.06% and has no expiration date. In addition, we have two separate overdraft facilities for our manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.3 million and $3.4 million as of June 30, 2004, respectively) with base interest rates of 4.8% and 7.0%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of June 30, 2004.

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of the our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of June 30, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should carefully consider the risks described below before making an investment decision about our stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations, cash flows or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline.

We have incurred operating losses and may not achieve profitability.

     We have a history of losses with an accumulated deficit of $172.2 million as of June 30, 2004 and losses in four of the last five years. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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

It is difficult to estimate operating results prior to the end of a quarter.

     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe that they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-

to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Our strategy to grow revenue and become profitable depends on our ability to identify and secure new customers and market opportunities at a faster rate than the rate of decline in our sales from legacy customers and products.

     Over the last several quarters, sales of our legacy Digital TV and PC Security products have been declining, as competition and changes in technology decrease demand for these products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to limit the rate of decline of our legacy Digital TV product sales and to address new market opportunities. Specifically, we introduced a new Digital TV product in the fourth quarter of 2003 to address aggressive competition in the European market for conditional access modules, we introduced a new CableCARD module in the first quarter of 2004 to address emerging Digital TV market opportunities in Korea, and we continue to develop new PC Security and Digital TV products to address various market opportunities, the most significant of which is physical access control devices for U.S. government facilities. To date, this strategy has been only partially successful. Technical issues with our new conditional access modules for Europe have limited their sales and we may not be able to recognize further revenue from these products. We have secured new customers in Korea for our CableCARD modules, but government delays with issuing security codes have delayed deployment of the modules and as a result we have not yet recognized as much revenue as we had expected. We continue to develop our physical access control product for the U.S. government, but when introduced this product will face significant competition and there is no guarantee that we will be successful in securing a substantial portion of this market opportunity. If we are not able to sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.

Our listing on the Prime Standard of the Frankfurt Stock Exchange and our inclusion in the TecDAX index exposes our stock price to additional risks of fluctuation.

     Our common stock currently experiences a significant volume of trading on the Prime Standard of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of Nasdaq market conditions, could negatively impact our stock price. In addition, our stock is currently included in the European TecDAX index of technology companies. The performance of companies on the TecDAX is widely publicized in Europe and stocks in the TecDAX may experience volatility related to that publicity. If we were to be associated with either positive or negative news coverage about the TecDAX, or if we were to cease to be part of the TecDAX, such publicity could cause our stock to decline in value.

Our stock price has been and is likely to remain volatile.

     The stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from August 3, 2003 to August 2, 2004, the reported sale prices for our common stock on the Nasdaq market ranged between $3.69 and $9.30 per share. Volatility in our stock price may result from a number of factors, including, but not limited to, the following :

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

     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, two customers accounted for approximately 29% of our total net revenue in the twelve months ended December 31, 2003 and three customers accounted for 26% of total net revenue in the first six months of 2004. The divestiture of our retail Digital Media and Video business in July of 2003 increased our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results. For example, in the second quarter of 2004, we received a demand letter from our largest customer in 2003 claiming damages for losses allegedly caused by the poor performance of a product that this customer ordered from us. Although we believe we have strong defenses to these demands, we cannot assure you that this customer will continue to purchase or distribute products from us. If we were to lose this customer, it could be difficult for us to find another comparable distributor for our products and this customer could purchase products from one of our competitors. Either of these possibilities could adversely impact our ability to sell our conditional access modules in Europe, which is a major market for us.

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

     These factors include, but are not limited to, the following:

•	the slow pace and uncertainty of adoption in Europe and Asia of open architecture digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to create and deploy smart card-based applications that will drive demand for peripheral smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, particularly digital photographs.

     For example, during the first quarter we received our first contract for CableCARD modules for digital TV decryption from a television operator in Korea. We are technically and operationally ready to deliver high volumes of the modules, but to date problems with the issuance of digital authentication codes by the Korean government have caused our customer to delay deployment of the modules to end users. We are not able to recognize significant revenue from these modules until our customer is ready to receive and deploy them in the Korean market.

A significant portion of our forecasted revenue in 2004 is dependent on new products, some of which are still under development.

     We are currently developing or have recently released products that are expected to generate a significant portion of our planned revenue in 2004. If we cannot complete development of these products, if development is delayed, or if there are performance issues with these products that limit their efficacy, we could lose business to competition or lose the opportunity to introduce new technology to the market, and our sales could suffer significantly. For example, in the fourth quarter of 2003, our sales fell below the level of estimates previously made by management because we were not able to recognize revenue from shipments made during the quarter of a new Digital TV module due to performance issues that were raised by the customer. Although we believed we had substantially resolved our technical issues with the product, we did not achieve the expected sales with that product and the customer distributing it has presented claims against us for damages related to business allegedly lost due to performance issues with the product and to delivery timing. Although we believe we have strong defenses to these claims, the experience illustrates the risks associated with new product introduction. In addition, we are currently developing new smart card readers designed to provide secure physical access to buildings. If we are unable to deliver samples of these readers in time to participate in pilot projects, we may not be selected to participate in any U.S. government secure access programs. If we are selected to provide new readers for secure physical access, we would remain subject to timing and delivery risks to retain such sales.

If we do not achieve our targeted levels of revenue or anticipate the correct mix of products that will be sold, we may be required to record further charges related to excess inventories.

     Due to the unpredictable nature of the demand for our products, we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. In order to minimize the negative financial impact of excess production, we may be required to significantly reduce the sales price of the product to increase demand, which in turn could result in a reduction in the value of the original inventory purchase. Writing down inventory or reducing product prices could adversely impact our cost of revenues and financial condition. For example, in the second quarter of 2004 we experienced a sharp decline in demand for our traditional conditional access modules, and as a result, wrote down $2.9 million of inventory we determined we might not be able to sell. The charge to our cost of revenues negatively impacted our gross and operating margins for the quarter.

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

     The markets for our products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If one of our products is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. For example, in the second quarter of 2004 we determined that we would no longer be able to sell one of our legacy Digital TV products because of a sharp decrease in market demand due to competition from unlicensed products in the market. We also determined that a newer Digital TV product was unmarketable after we received notice from a customer that they would no longer purchase the product, which had been customized for them. As a result, we recognized significantly less revenue than anticipated and wrote down significant levels of inventory in the second quarter, and reduced our future expectations for revenue related to these products.

     Our future success will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. For example, we are currently developing a line of smart card readers designed to provide secure physical access to U.S. government buildings and other facilities. However, our physical access products are still under development. We may not be able to deliver the readers to the U.S. government’s requirements in a timely manner, or at all. If we are able to provide adequate products in a timely manner, our participation in any program is also subject to competition from several companies who are also attempting to address this market opportunity.

     In some cases, we depend upon partners who provide one or more components of the overall solution for a customer in conjunction with our products. If our partners do not adapt their products and technologies to new market or distribution requirements, or if their products do not work well, then we may not be able to sell our products into certain markets. For example, we introduced a new Digital TV product in the fourth quarter of 2003 to address aggressive new competition in our European customer base but have not achieved the expected revenue from that product due to performance issues that were raised by the customer, which we believe were largely related to third-party technology and related services that were incorporated into the product.

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

     In our Digital TV business, in recent months, we have been adversely affected by competition from companies that provide conditional access modules using unlicensed, emulated conditional access decryption systems. We have lost and may continue to lose business to these competitors, and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unlicensed use.

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

Our anticipated sales of smart card readers to the U.S. government could be impacted by uncertainty of timelines and budgetary allocations for information technology (IT) projects.

     Historically, we have sold a significant proportion of our smart card reader products to the U.S. government, and we anticipate that some portion of our future revenues will also come from the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, during 2003 our sales of smart card reader products for the U.S. government’s Common Access Card program decreased from 2002 levels, as this program neared completion. While the U.S. government has announced plans for several new smart card-based security projects, none had yet reached a stage of high volume card or reader deployment as of the end of the second fiscal quarter of 2004, and we were not able to increase our reader sales. In addition, government expenditures on IT projects have varied in the past, and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of such government projects could negatively impact our sales.

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

We have global operations, which require significant financial, managerial and administrative resources.

     Our business model includes the management of three separate product lines that address three disparate market opportunities, which are dispersed geographically. While there is some shared technology across products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. Likewise, we must market and sell products from each product line separately, to disparate customers or, at best, disparate departments within a customer’s enterprise. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world. Managing our various development, sales and administrative operations places a significant burden on our financial systems and our senior management and other personnel. In addition, it requires us to maintain operational spending at a level that is disproportionately great compared to our current revenue levels. If we maintain our business model and geographic structure and do not grow revenues, we will likely not reach profitability.

     Operating in diverse geographic locations also imposes significant burdens on our managerial resources. In particular, our management must:

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

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 71% and 76% of our revenues for the first six months of 2004 and full year ended December 31, 2003, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, all of which can impact our sales and/or our operational performance. These risks include:

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

     Products such as our conditional access modules and smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products, and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales, or our ability to recognize revenue for products shipped could be impacted. For example, in late January 2004 we learned that Digital TV modules shipped to a customer during the fourth quarter of 2003 encountered performance issues and that the customer was unwilling to pay for them until all issues were resolved. As a result, we decided not to recognize revenue for the shipments in the fourth quarter of 2003 and issued a press release announcing that our revenue levels were below the range of estimates provided earlier by management for that quarter. Subsequently, although we believed we had substantially resolved technical issues with the product, in the second quarter of 2004, the customer declined to proceed and claimed damages for losses allegedly incurred by the customer. Although we believe we have strong defenses to these claims, because of these assertions we did not recognize revenue from remaining unpaid shipments of this product, wrote down inventory and reduced our expectations for future sales of this product.

     With any of our products, we may have to invest significant capital, technical, managerial and other resources to correct potential problems and potentially divert these resources from other development efforts. If we fail to provide solutions to potential problems, we could also incur product recall, repair or replacement or even litigation costs. These potential problems might also result in claims against us by our customers or others.

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

We face risks from litigation.

     We may face a variety of claims, which could include claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any claims or litigation may be time-consuming and costly, cause product shipment delays, require us to redesign our products, require us to accept return of product and write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

     In connection with our previous acquisitions accounted for under the purchase method of accounting, we may be required to take a related non-recurring charge to earnings, if we later determine that our intangible assets are impaired.

We are exposed to credit risk on our accounts receivable. This risk is heightened in times of economic weakness.

     We distribute our products both through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables is not covered by collateral or credit insurance. While we have procedures in place to monitor and limit exposure to credit risk on our trade and non-trade receivables, these procedures may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies deteriorate, one or more of our customers could experience a weakened financial condition and we could incur a material loss or losses as a result.

External factors such as the conflict with Iraq and potential terrorist attacks could have a material adverse effect on the U.S. and global economies.

     The ongoing involvement of U.S. military forces in Iraq and the possibility of terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty or other consequences resulting from the current military action in Iraq could negatively impact consumer as well as business confidence, at least in the short term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no significant change in the Company’s exposure to market risk during the first six months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)) as of June 30, 2004 (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control

     There were no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of June 30, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million.

     The following table presents the total number of shares purchased during the first six months of 2004, the average price paid per share, the total number of shares purchases as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $5.0 million share repurchase program:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Repurchased	per Share	or Programs	or Programs
January 1, 2004 through January 31, 2004	—	$—	—	$2,200,000
February 1, 2004 through February 29, 2004	—	—	—	$2,200,000
March 1, 2004 through March 31, 2004	—	—	—	$2,200,000
April 1, 2004 through April 30, 2004	—	—	—	$2,200,000
May 1, 2004 through May 31, 2004	—	—	—	$2,200,000
June 1, 2004 through June 30, 2004	—	—	—	$2,200,000

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders, held on June 16, 2003, the following matters were acted upon by the stockholders of the Company:

1.	The election of Manuel Cubero, Hagen Hultzsch and Robert Schneider as directors of the Company, each to hold office for a three-year term or until a successor is elected and qualified.

2.	Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

     The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,348,939 and 5,120,601 shares were represented in person or by proxy, constituting a quorum, which is defined as at least one-third of shares outstanding. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Abstained/Withheld
1. Election of Directors
o Manuel Cubero	4,994,368	126,233
o Hagen Hultzsch	5,105,320	15,281
o Robert Schneider	5,105,320	15,081

	Votes For	Votes Against	Votes Abstained/Withheld
2. Ratification of Independent Auditors	5,072,581	42,964	5,056

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on Form 8-K was furnished pursuant to the Securities and Exchange Act of 1934, as amended, on May 6, 2004, reporting under Item 12 the announcement that on May 6, 2004, SCM Microsystems issued a press release regarding its financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

August 5, 2004	By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer

August 5, 2004		/s/ Steven L. Moore

Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.