Form 10-Q
period 2004-09-30
SCM MICROSYSTEMS INC
filed 2004-11-08
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At November 3, 2004, 15,481,470 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$10,957	$15,860	$35,698	$53,913
Cost of revenue	7,825	9,243	25,443	32,363

Gross profit	3,132	6,617	10,255	21,550

Operating expenses:
Research and development	2,486	1,949	8,039	6,879
Selling and marketing	2,744	2,748	9,116	8,571
General and administrative	2,303	3,082	8,077	8,975
Amortization of intangible assets	278	287	872	841
Restructuring and other charges (credits)	(82)	(647)	(140)	1,779

Total operating expenses	7,729	7,419	25,964	27,045

Loss from operations	(4,597)	(802)	(15,709)	(5,495)
Gain (loss) on investments	—	365	—	(95)
Interest and other income, net	359	75	1,132	520

Loss from continuing operations before income taxes	(4,238)	(362)	(14,577)	(5,070)
Benefit (provision) for income taxes	59	1,456	(67)	1,235

Income (loss) from continuing operations	(4,179)	1,094	(14,644)	(3,835)
Loss from discontinued operations, net of income taxes	(96)	(4,074)	(203)	(13,214)
Gain (loss) on sale of discontinued operations	186	(5,911)	248	(11,800)

Net loss	$(4,089)	$(8,891)	$(14,599)	$(28,849)

Income (loss) per share from continuing operations:
Basic	$(0.27)	$0.07	$(0.95)	$(0.25)

Diluted	$(0.27)	$0.07	$(0.95)	$(0.25)

Gain (loss) per share from discontinued operations:
Basic	$0.01	$(0.66)	$0.00	$(1.63)

Diluted	$0.01	$(0.66)	$0.00	$(1.63)

Net loss per share:
Basic and diluted	$(0.26)	$(0.59)	$(0.95)	$(1.88)

Shares used to compute basic net income (loss) per share	15,426	15,169	15,382	15,334

Shares used to compute diluted net income (loss) per share	15,460	15,476	15,595	15,334

Comprehensive loss:
Net loss	$(4,089)	$(8,891)	$(14,599)	$(28,849)
Unrealized loss on investments	(25)	(369)	(103)	(320)
Foreign currency translation adjustment	(86)	1,263	(442)	1,386

Total comprehensive loss	$(4,200)	$(7,997)	$(15,144)	$(27,783)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,402	$49,382
Short-term investments	12,425	5,656
Accounts receivable, net of allowances of $2,733 and $3,303 as of September 30, 2004 and December 31, 2003, respectively	6,666	10,378
Inventories	9,629	9,108
Other taxes receivable	—	5,031
Other current assets	2,879	3,878

Total current assets	66,001	83,433

Property and equipment, net	4,612	6,321
Intangible assets, net	2,163	3,076
Other assets	2,087	3,612

Total assets	$74,863	$96,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,710	$7,571
Accrued compensation and related benefits	2,694	2,914
Accrued restructuring and other charges	10,411	11,635
Accrued royalties	1,577	942
Accrued professional fees	2,041	1,927
Other accrued expenses	3,265	5,137
Income taxes payable	1,900	2,537

Total current liabilities	25,598	32,663

Deferred tax liability	353	355
Commitments and contingencies (see Notes 11 and 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,426 and 15,300 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	15	15
Additional paid-in capital	227,214	226,582
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(176,257)	(161,658)
Other cumulative comprehensive gain	717	1,262

Total stockholders’ equity	48,912	63,424

Total liabilities and stockholders’ equity	$74,863	$96,442

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(14,599)	$(28,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(45)	25,014
Deferred income taxes	(1)	135
Depreciation and amortization	2,719	2,892
Loss on investment	—	89
Loss on disposal of fixed assets	47	122
Stock compensation expense	32	51
Changes in operating assets and liabilities:
Accounts receivable	2,950	3,214
Inventories	(155)	6,807
Other assets	6,080	(807)
Accounts payable	(3,244)	(1,239)
Accrued expenses	(512)	(3,957)
Income taxes payable	(612)	(216)

Net cash provided by (used in) operating activities from continuing operations	(7,340)	3,256

Net cash used in operating activities from discontinued operations	(608)	(16,226)

Net cash used in operating activities	(7,948)	(12,970)

Cash flows from investing activities:
Capital expenditures	(279)	(1,045)
Proceeds from disposal of fixed assets	1	13
Purchase of long-term investments	—	(432)
Maturities of short-term investments	4,127	3,733
Purchases of short-term investments	(11,009)	(3,663)

Net cash used in investing activities from continuing operations	(7,160)	(1,394)

Net cash used in investing activities from discontinued operations	—	(251)

Net cash used in investing activities	(7,160)	(1,645)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	600	461
Repurchase of common stock	—	(2,104)

Net cash provided by (used in) financing activities	600	(1,643)

Effect of exchange rates on cash and cash equivalents	(472)	259

Net decrease in cash and cash equivalents	(14,980)	(15,999)
Cash and cash equivalents at beginning of period	49,382	50,133

Cash and cash equivalents at end of period	$34,402	$34,134

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$126	$101

Interest	$—	$5

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for the third quarter of the Company’s 2005 fiscal year. The pro forma impact of the adoption of SFAS No 123 on the Company’s historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on its future results of operations.

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

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB 101, Revenue Recognition in Financial Statements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

     The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46R”) in December 2003. FIN No. 46 requires that certain variable interest entities (“VIEs”) be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. SCM has no contractual relationship or other business relationship with a VIE and therefore the adoption did not have an effect on its consolidated results of operations or financial position.

Reclassifications

     Certain reclassifications have been made to the 2003 financial statement presentation to conform to the 2004 presentation.

2. Stock Based Compensation

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN No. 44”). Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18 under the fair value based method.

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

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,089)	(8,891)	$(14,599)	$(28,849)
Add: Stock-based compensation included in reported net loss	10	58	32	168
Less: Stock-based compensation expense determined under fair value method for all awards	(685)	(922)	(2,274)	(3,696)

Pro forma net loss	$(4,764)	$(9,755)	$(16,841)	$(32,377)

Net loss per share, as reported — basic and diluted	$(0.26)	$(0.59)	$(0.95)	$(1.88)

Pro forma loss per share — basic and diluted	$(0.31)	$(0.64)	$(1.09)	$(2.11)

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

     On August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale was limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. Under the agreement, Zio purchased $2.5 million of reader inventory.

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

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2004 and during the same periods for 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$—	$1,132	$16	$22,865
Operating loss	$(68)	$(4,084)	$(199)	$(14,008)
Net loss before income taxes	$(96)	$(4,074)	$(203)	$(13,214)
Income tax benefit (provision)	$—	$—	$—	$—
Loss from discontinued operations	$(96)	$(4,074)	$(203)	$(13,214)

4. Short-Term Investments

     The fair value of short-term investments at September 30, 2004 and December 31, 2003 was as follows (in thousands):

	September 30, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$10,576	$—	$(191)	$10,385
U.S. government agencies	2,049	—	(9)	2,040

Total	$12,625	$—	$(200)	$12,425

	December 31, 2003
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$4,304	$—	$(79)	$4,225
U.S. government agencies	1,440	1	(10)	1,431

Total	$5,744	$1	$(89)	$5,656

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.

5. Inventories

     Inventories consist of (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$7,527	$4,876
Finished goods	2,102	4,232

	$9,629	$9,108

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

		September 30, 2004			December 31, 2003
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
Customer relations	60 months	$1,772	$(916)	$856	$1,799	$(648)	$1,151
Core technology	60 months	3,797	(2,490)	1,307	3,828	(1,938)	1,890
Non-compete agreements	24 months	166	(166)	—	168	(133)	35

Total intangible assets		$5,735	$(3,572)	$2,163	$5,795	$(2,719)	$3,076

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

     Amortization expense related to intangible assets was $0.9 million for the first nine months of 2004 and $0.8 million for the same period of 2003.

     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
2004 (remaining 3 months)	$278
2005	963
2006	651
2007	271

Total	$2,163

7. Lines of Credit

     The Company has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of September 30, 2004) which bears interest at 3.1% and has no expiration date. In addition, the Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.3 million and $3.5 million as of September 30, 2004, respectively) with base interest rates of 4.8% and 6.2%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of September 30, 2004.

8. Restructuring and Other Charges

     Continuing Operations

     In the first nine months of 2004 and 2003, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $(0.1) million and $1.8 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three quarters of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$—	$861	$15	$248	$4,532	$5,656

Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates	—	(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	—	124	49	114	6,807	7,094
Provision for Q1 2004	96	—	—	—	8	104
Changes in estimates	—	—	—	(6)	(7)	(13)

	96	—	—	(6)	1	91
Payments or write offs in Q1 2004	(96)	(31)	(31)	(108)	(182)	(448)

Balances as of March 31, 2004	—	93	18	—	6,626	6,737
Provision for Q2 2004	—	—	—	—	3	3
Changes in estimates	—	—	—	—	(149)	(149)

	—	—	—	—	(146)	(146)
Payments or write offs in Q2 2004	—	(57)	—	—	(52)	(109)

Balances as of June 30, 2004	—	36	18	—	6,428	6,482
Provision for Q3 2004	485	—	17	353	33	888
Changes in estimates	—	—	—	—	(970)	(970)

	485	—	17	353	(937)	(82)
Payments or write offs in Q3 2004	(31)	(3)	(17)	(201)	82	(170)

Balances as of September 30, 2004	$454	$33	$18	$152	$5,573	$6,230

     In connection with cost reduction actions initiated by management in August of 2004, the Company recorded restructuring charges of $0.4 million for each of the three- and nine-month periods ended September 30, 2004. These charges primarily consisted of severance pay, outplacement services and other related benefits and were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company expects to incur further charges of approximately $0.4 relating to headcount reduction during the fourth quarter of fiscal 2004. Restructuring costs for the three and nine months ended September 30, 2003 consisted of severance costs of $0.2 million and $1.7 million, respectively; credits to lease commitments of $(0.4) million and $(0.1) million, respectively; and $0.1 million and $0.2 million, respectively, of asset write-downs related to the closure and relocation of certain SCM facilities, as well as $0.1 million of associated legal costs for the three- and nine-month periods stated.

     For the three and nine months ended September 30, 2004, other charges consisted of credits of approximately $(0.5) million for each of the periods stated. For the three and nine months ended September 2004, credits of $(1.0) and $(1.1) million, respectively, resulted from changes in estimates for foreign tax related obligations in Europe. These credits were offset by legal settlements and associated legal costs of $0.5 million and $0.6 million for each of the periods stated.

     Discontinued Operations

     In the first nine months of 2004 and 2003, SCM incurred net restructuring and other charges related to discontinued operations of approximately $1.0 million and $7.8 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three quarters of 2004 and during the year ended December 31, 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2003	$334	$2,038	$42	$99	$6	$2,519

Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	—	3,912	9	275	345	4,541
Provision for Q1 2004	—	24	22	—	284	330
Changes in estimates	—	—	—	(65)	—	(65)

	—	24	22	(65)	284	265
Payments or write offs in Q1 2004	—	(140)	(31)	(210)	(457)	(838)

Balances as of March 31, 2004	—	3,796	—	—	172	3,968
Provision for Q2 2004	—	19	—	7	287	313
Changes in estimates	—	251	—	—	1	252

	—	270	—	7	288	565
Payments or write offs in Q2 2004	—	(132)	—	(7)	(147)	(286)

Balances as of June 30, 2004	—	3,934	—	—	313	4,247
Provision for Q3 2004	—	—	—	—	84	84
Changes in estimates	—	78	—	—	—	78

	—	78	—	—	84	162
Payments or write offs in Q3 2004	—	(144)	—	—	(84)	(228)

Balances as of September 30, 2004	$—	$3,868	$—	$—	$313	$4,181

     Exit costs related to discontinued operations for the three and nine months ended September 30, 2004 were $0.2 million and $1.0 million, respectively. Exit costs for the third quarter of 2004 primarily consisted of $0.1 million of legal and professional fees and changes in estimates of $0.1 million for lease commitments. Exit costs for the nine months ended September 30, 2004 primarily consisted of $0.7 million of legal costs; $0.3 million related to lease commitments; and $0.1 million of contract settlements and asset write-downs, offset by approximately $0.1 million of changes in estimates related to termination costs. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. The Company has substantially exited the retail Digital Media and Video business and does not expect to incur further significant charges during 2004, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 13)

     Exit costs related to discontinued operations apply for the second and third quarters of fiscal 2003. For the three and six months ended September 30, 2003, these exit costs consisted of severance costs of $1.6 million and $2.1 million, respectively; legal and professional fees of $0.6 million and $2.3 million, respectively; and lease commitments of $0.5 million, contract settlements of $1.5 million and asset write downs of $1.4 million for both the three- and six-month periods. Restructuring costs of $25,000 related to discontinued operations apply for the first quarter of fiscal 2003 and primarily consisted of asset write-downs.

9. Stock Repurchase Program

     In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. No shares were repurchased during the first nine months of 2004. As of September 30, 2004, the Company had repurchased a total of 618,400 shares under this program for approximately $2.8 million.

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

     SCM provides secure digital access solutions to OEM customers in three markets: Digital TV, PC Security and Flash Media Interface. The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of its segments at the revenue and gross profit level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and nine months ended September 30, 2004 and during the same periods for 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Digital TV:
Revenue	$4,032	$8,086	$14,357	$29,913
Gross profit	733	3,112	900	11,031
Gross profit %	18%	38%	6%	37%
PC Security:
Revenue	$4,547	$5,075	$13,183	$16,490
Gross profit	2,050	1,960	6,011	6,277
Gross profit %	45%	39%	46%	38%
Flash Media Interface:
Revenue	$2,378	$2,699	$8,158	$7,510
Gross profit	349	1,545	3,344	4,242
Gross profit %	15%	57%	41%	56%
Total:
Revenue	$10,957	$15,860	$35,698	$53,913
Gross profit	3,132	6,617	10,255	21,550
Gross profit %	29%	42%	29%	40%

     Additional information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Europe	$5,313	$9,946	$17,612	$31,777
United States	3,549	3,794	10,822	13,573
Asia-Pacific	2,095	2,120	7,264	8,563

	$10,957	$15,860	$35,698	$53,913

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer A	13%	*	*	*
Customer B	*	*	10%	*
Customer C	*	23%	*	19%
Customer D	*	*	*	14%

	13%	23%	10%	33%

     * Revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	September 30,	December 31,
	2004	2003
Customer A	15%	*
Customer D	*	12%
Customer E	*	16%
Customer F	*	14%

Total	15%	42%

     * Customer’s accounts receivable represented less than 10% for the periods presented.

     Long-lived assets by geographic location as of September 30, 2004 and December 31, 2003, are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Property and equipment, net:
United States	$85	$139
Europe	1,747	2,410
Asia-Pacific	2,780	3,772

Total	$4,612	$6,321

Intangible assets, net:
United States	$426	$772
Europe	1,737	2,304

Total	$2,163	$3,076

11. Commitments

     The Company leases facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next thirteen years.

     Purchases for inventories are highly dependent upon forecasts of customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of September 30, 2004, the purchase and contractual commitments were $7.3 million.

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

     Components of the reserve for warranty costs for the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Balances at January 1, 2004 and 2003, respectively	$326	$689
Additions related to sales during the period	71	469
Warranty costs incurred during the period	(91)	(468)
Adjustments to accruals related to prior period sales	(66)	(257)
Net change associated with discontinued operations	—	(56)

Balance at September 30, 2004 and 2003, respectively	$240	$377

12. Related Party Transactions

     During the three months ended September 30, 2004 and 2003, SCM recognized approximately $0.2 million of revenue in each period from sales to Conax AS, a company engaged in the development and provision of smart-card based systems of which Oystein Larsen, a member of SCM’s board of directors, is an officer. During the nine months ended September 30, 2004 and 2003, SCM recognized revenue of approximately $0.5 million in each period from sales to Conax. As of September 30, 2004 and as of December 31, 2003, the Company had an accounts receivable due from Conax of $0.2 million. To the Company’s knowledge, Mr. Larsen is not directly compensated for revenue transactions between the two companies.

     During the three and nine months ended September 30, 2004, SCM recognized revenue of approximately $0.1 million and $0.2 million, respectively, from sales to Pexagon, a company based in Connecticut of which Brian Campbell, a former vice president of the Company, is the majority holder. No revenue was recognized during the three and nine months ended September 30, 2003. The Company had an accounts receivable due from Pexagon of $48,000 as of September 30, 2004 and $0.6 million as of December 31, 2003. SCM and Pexagon continue to have an ongoing trading relationship.

     In 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that was formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation includes provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. During the three and nine months ended September 30, 2004 and for the same periods in 2003, SCM recognized no revenue from sales to Zio Corporation. As of September 30, 2004, the Company had no accounts receivable due from Zio Corporation and as of December 31, 2003, the amount due from Zio Corporation was $1.4 million.

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

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004.

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

     In our continuing Security operations, we have experienced a significant drop in revenues in the period from January 2003 through September 2004, which has resulted in continued operational losses in our business in recent quarters. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by competitive offerings since the middle of 2003, as well as ongoing weakness in the overall digital television market. Sales of our PC Security products have also been adversely affected by the completion of large programs requiring smart card readers and the slow pace and small size of new smart card programs that drive demand for our readers. Sales of our Flash Media Interface products have remained a relatively small component of our overall revenues.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. Nonrecurring engineering revenue is recognized using the percentage of completion method.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on such judgments, we wrote down approximately $4.3 million in the first nine months of 2004.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our new strategic focus on our Security business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Prior to 2003, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

     Net Revenue. Summary information by product segment for the three- and nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Digital TV
Revenue	$4,032	$8,086	$14,357	$29,913
Gross profit	733	3,112	900	11,031
Gross profit %	18%	38%	6%	37%
PC Security
Revenue	$4,547	$5,075	$13,183	$16,490
Gross profit	2,050	1,960	6,011	6,277
Gross profit %	45%	39%	46%	38%
Flash Media Interface
Revenue	$2,378	$2,699	$8,158	$7,510
Gross profit	349	1,545	3,344	4,242
Gross profit %	15%	57%	41%	56%
Total:
Revenue	$10,957	$15,860	$35,698	$53,913
Gross profit	3,132	6,617	10,255	21,550
Gross profit %	29%	42%	29%	40%

     Net revenue for the three months ended September 30, 2004 was $11.0 million, compared to $15.9 million for the same period in 2003, a decrease of 31%. This decrease in revenue was primarily related to lower sales of our Digital TV products, which have experienced increasing competition over the last several quarters as well as weakening demand. In the recent six-month period, weakness in demand was significantly more pronounced than we had anticipated. In addition, we experienced delays in launching and deploying new Digital TV products that we had expected would generate significant revenue earlier this year. As a result, Digital TV product sales declined by $4.1 million, or 50% in the third quarter of 2004 versus the same period of 2003. Digital TV product sales were $4.0 million in the third quarter of 2004 compared to $8.1 million in the third quarter of 2003. Competitive issues related to our Digital TV products are further discussed in “Factors that May Affect Operating Results — Our Markets are highly competitive, and our customers may purchase products from our competitors”.

     The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators and broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Throughout 2003, many of the larger television operators in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of the size and industry influence of the larger operators, we believe their difficulties have weakened demand from our customer base, the smaller operators, as well. Beginning in the third quarter of 2003 and continuing through the third quarter of 2004, we also were significantly impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content and have ported it to conditional access modules which may be used to provide unlicensed access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers.

     To better address this competitive threat, in the fourth quarter of 2003 we released a new product to the market that we distributed through a major customer in Europe. However, initially there were technical issues with the product, both related to our technology and the technology and associated services of a third party. This delayed widespread distribution of the product and resulted in negative feedback from those consumers who had purchased it. In the second quarter of 2004, the customer distributing the product presented claims for damages related to business allegedly lost due to performance issues with the product and to delivery timing. These claims were resolved in October 2004, which is expected to result in a small net benefit to SCM that will not have a material effect on the results of operations.

     In our PC Security product line, sales decreased from $5.1 million in the third quarter of 2003 to $4.5 million in the third quarter of 2004, a decline of $0.5 million, or 10%. Our PC Security product line consists of smart card readers, which connect as a peripheral device to computers, and related chip technology, purchased principally for use by corporations, banks or governments to protect computer networks against unauthorized access. The applications for our readers include U.S. government programs for secure identification of military and agency personnel and European banking, healthcare and national identification programs, which are in an early stage of market development. In recent quarters, our business has been limited to smaller programs and to pilots of larger programs.

     Revenue from our Flash Media Interface product line was $2.4 million in the third quarter of 2004 compared with $2.7 million in the third quarter of 2003, a decrease of $0.3 million, or 12%. Flash Media Interface products include digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos. Sales of these products vary quarter to quarter, depending on the timing of customer orders, and remain a relatively small component of overall revenues.

     For the nine-month period ended September 30, 2004, net revenue was $35.7 million, compared to $53.9 million in the first nine months of 2003, a decrease of 34%. The revenue decrease was primarily due to lower sales of our Digital TV products, which decreased by $15.6 million, or 52% due to competition and weakening demand as detailed above. Sales of our Digital TV products were $14.4 million in the first nine months of 2004 versus $29.9 million in the same period of 2003. Sales of our PC Security products also decreased in the first nine months of 2004 versus the first nine months of 2003, declining from $16.5 million to $13.2 million, a decrease of $3.3 million, or 20%. Lower PC Security product sales primarily resulted from decreased demand in the peripheral smart card reader market, as large U.S. government projects reached completion and new banking and government projects experienced delays. Sales of our Flash Media Interface products rose to $8.2 million in the first nine months of 2004 compared to $7.5 million in the prior year period, an increase of $0.6 million, or 9%.

     Gross Profit. Gross profit for the three months ended September 30, 2004 was $3.1 million, or 29% of total net revenue, compared to $6.6 million, or 42% in the same period of 2003. During the third quarter of 2004, our gross profit was adversely affected by an inventory write-down of approximately $1.1 million, of which $0.6 million related to excess flash media interface product inventory, $0.3 million related to digital TV product inventory, and $0.2 million related to a write-down in the value of digital television controller chips due to pricing pressures.

     For the nine months ended September 30, 2004, gross profit was $10.3 million, or 29% of revenue, compared with gross profit of $21.6 million, or 40% of revenue for the first nine months of 2003. The decline in gross profit was primarily due to inventory write-downs taken in fiscal 2004, including approximately $1.0 million primarily related to flash media interface and digital television products taken in the third quarter, $2.9 million related primarily to our Digital TV products taken in the second quarter and $0.2 million taken in the first quarter of 2004.

     By product line, we recorded gross profit for our Digital TV products of $0.7 million, or 18% of revenue in the third quarter of 2004, compared with gross profit of $3.1 million, or 38% in the third quarter of 2003. This decline of 20% in margin percent is primarily due to the inventory reserve charged in 2004, and was also influenced by pricing pressure in the 2004 period. Gross profit for our PC Security products was $2.0 million, or 45% of revenue in the third quarter of 2004, compared with $2.0 million, or 39% of revenue for the 2003 period. The increase in gross profit in our PC Security products in the 2004 period was primarily due to the mix of higher margin products sold in 2004. For our Flash Media Interface products, gross profit was $0.3 million, or 15% of revenue in the third quarter of 2004, compared with $1.5 million, or 57% of revenue for the third quarter of 2003. The decline in gross profit in our Flash Media Interface products in the 2004 period was primarily due to the write-down of flash media reader product inventory of approximately $0.6 million in the third quarter of 2004.

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

     Research and Development. Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are related to hardware and chip development, as well as to software development. To date, the period between achieving technological feasibility and completion of software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. For the third quarter of 2004, research and development expenses were $2.5 million, or 23% of revenue, compared to $1.9 million, or 12% of revenue in the same period of 2003. For the first nine months of 2004, research and development expenses were $8.0 million, or 23% of revenue, compared to $6.9 million, or 13% of revenue in the first nine months of 2003.

     Research and development expenses increased $1.2 million in the first nine months of 2004 primarily due to the fact that expenses for the comparable 2003 period included only 41% of expenses for our Indian research and development center. This center’s resources had previously been engaged in product development for our retail Digital Media and Video business. Upon selling the retail Digital Media and Video business in mid 2003, we retained the engineering resources in India and phased their costs into continuing operations throughout the remainder of 2003. From November 2003 onwards, 100% of expenses for our Indian research and development center were included in continuing operations. In addition, the closure during 2003 of our Netherlands research center resulted in savings of $0.7 million. These savings were offset by increased costs in our Singapore and French research and development functions of $0.5 million and $0.2 million, respectively. We expect our research and development expenses to vary based on future project demands.

     Selling and Marketing. Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the third quarter of 2004 were $2.7 million, or 25% of revenue, compared to $2.7 million, or 17% of revenue in the third quarter of 2003. Sales and Marketing expenses comprised a higher percentage of third quarter 2004 revenue because the revenue base for the 2004 period is lower. For the first nine months of 2004, selling and marketing expenses were $9.1 million, or 26% of revenue, compared to $8.6 million, or 16% of revenue for the first nine months of 2003. The increase of $0.5 million in expenses between the first nine months of 2003 and the comparable period of 2004 was primarily driven by investments in our European sales and marketing programs, including increased spending related to trade show activity in Europe during the first quarter of 2004. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the third quarter of 2004, general and administrative expenses were $2.3 million, or 21% of revenue, compared to $3.1 million, or 19% of revenue in the third quarter of 2003. For the first nine months of 2004, general and administrative expenses were $8.1 million, or 23% of revenue, compared to $9.0 million, or 17% of revenue for the first nine months of 2003. Decreased expenses levels in the three- and nine-month periods of 2004 compared with the prior year periods were primarily related to decreases in general and patent-related legal costs and in professional service fees. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

     Amortization of Intangible Assets. Amortization of intangibles assets in the third quarter of 2004 was $0.3 million, unchanged from $0.3 million for the same period of 2003. For the first nine months of 2004, amortization of intangible assets was $0.9 million, compared to $0.8 million for the first nine months of 2003.

     Restructuring and Other Charges (Credits). In the third quarter of 2004 we recorded a credit to restructuring and other charges of $0.1 million, which resulted from severance costs in connection with our expense reduction activities and settlement costs of claims asserted by a European customer, offset by a favorable adjustment to charges taken in 2003 related to European taxation issues. During the third quarter of 2003, we recorded a credit to restructuring and other charges of $0.6 million, which resulted from changes in management estimates related to facility closures associated with the restructuring of our continuing Security operations. In the first nine months of 2004, we recorded a credit to restructuring and other charges of $0.1 million which reflects the severance and settlement charges and the offsetting tax adjustment noted above, as well as charges related to a legal settlement and associated legal costs taken in the first quarter of 2004. This compares with restructuring and other charges of $1.8 million in the first nine months of 2003 related to the restructuring of our Security business, including the $0.6 million credit taken in the third quarter. Restructuring and other charges in 2003 included facility closure costs, severance, and legal and professional fees.

     Gain (Loss) from Investments. During the third quarter of 2003, we recorded a gain on investments of $0.4 million from the sale of our holdings in ActivCard. For the nine-month period ended September 30, 2003, we recorded a loss on investments of $0.1 million, resulting primarily from a write-down of our investment in Cryptovision.

     Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, other income and expenses, and foreign currency gains or losses. Interest and other income, net was $0.4 million in the third quarter of 2004, and resulted from other income related to adjustments of European tax accruals and interest income from invested cash balances, offset by a small loss in foreign exchange. This compares with interest and other income, net of $0.1 in the third quarter of 2003. In the first nine months of 2004, interest and other income, net was $1.1 million, compared to $0.5 million in the first nine months of 2003. The increase of $0.6 million for the first nine months of 2004 was primarily as a result of foreign currency gains being recorded in 2004 compared to losses in 2003. In addition, interest income in 2003 included interest related to a tax refund from the U.S. government received in that year.

     Income Taxes. In the third quarter of 2004, we recorded a benefit to income taxes of $0.1 million compared to a benefit of $1.5 million in the third quarter of 2003. For the first nine months of 2004, we recorded a provision for income taxes of $0.1 million compared to a benefit of $1.2 million for the first nine months of 2003. The benefit in 2003 related to a tax refund, whereas the 2004 provisions reflect no such adjustment.

     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. In the third quarter of 2004, SCM had no revenue relating to the retail Digital Media and Video business, and for the same period in 2003, net revenue was $1.1 million. Net loss from discontinued operations for the third quarter of 2004 and 2003 was $0.1 million and $4.1 million, respectively.

     For the nine months ended September 30, 2004 and 2003, net revenue for the consumer Digital Media and Video business was $16,000 and $22.9 million, respectively. Net loss from discontinued operations for the same periods was $0.2 million and $13.2 million, respectively.

     During the third quarter as well as the nine months ended September 30, 2004, net gain on the disposal of the retail Digital Media and Video business was approximately $0.2 million. This gain was generated by $1.1 million of inventory and asset recoveries and $0.1 million of reduced liabilities related to contract settlements offset by changes in estimates of lease commitments of $0.3 million and legal costs of $0.7 million. During the quarter ended September 30, 2003, net loss on disposal of the consumer Digital Media and Video was $5.9 million and included net inventory write-downs of $0.5 million, asset write-downs of $1.4 million, decreased liabilities of $0.2 million, severance of $1.6 million, contract settlements and lease commitments of $1.9 million and transactional costs to sell the businesses of $0.7 million. For the nine month period ended September 30, 2003, the total net loss on disposal was $11.8 million and included net inventory write-downs of $2.3 million, asset write-downs of $2.9 million, increased liabilities of $0.2 million, severance of $2.1 million, contract settlements and lease commitments of $1.9 million, and transactional costs to sell the businesses of $2.4 million.

Liquidity and Capital Resources

     As of September 30, 2004, our working capital, which we have defined as current assets less current liabilities, was $40.4 million compared to $50.8 million as of December 31, 2003, a decrease of approximately $10.4 million. The reduction in working capital for the first nine months of 2004 primarily reflects a decrease in accounts receivable of $3.7 million, an increase in inventory of $0.5 million, the net impact of a refund of withholding taxes in Europe of $5.4 million, offset by cash used in operating activities and decreases in current liabilities and other current assets.

     Cash and cash equivalents and short-term investments were $46.8 million as of September 30, 2004, a decrease of approximately $8.2 million compared to the balance of $55.0 million as of December 31, 2003.

     During the first nine months of 2004, cash used by operating activities was $7.3 million and reflects a loss from continuing operations of $14.6 million, offset by the impact of cash provided from the return of withholding taxes of $5.4 million and the net effect of $1.9 million due to changes in balances related to other operating activities. Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements Total future lease obligations as of September 30, 2004 were $9.7 million, of which $2.4 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of September 30, 2004 were $5.9 million and $1.4 million respectively.

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

     Cash used in investing activities during the third quarter of 2004 was primarily for net purchases of short-term investments of $6.9 million and $0.3 million of capital expenditures. Cash provided by financing activities was primarily from the issuance of common stock related to our Employee Stock Option and Employee Stock Purchase programs of $0.6 million.

     SCM has an unsecured line of credit in France of 0.1 million Euro (approximately $0.1 million as of September 30, 2004) which bears interest at 3.1% and has no expiration date. In addition, we have two separate overdraft facilities for our manufacturing facility of 4.0 million and 5.9 million Singapore Dollars (approximately $2.4 million and $3.5 million as of September 30, 2004, respectively) with base interest rates of 4.8% and 6.2%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of September 30, 2004.

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of the our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of September 30, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

Factors That May Affect Future Operating Results

     You should carefully consider the risks described below that could affect the performance of our business and our stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

     If any of the following risks actually occur, our business, financial condition, results of operations, cash flows or product market share could be materially adversely affected. In such case, the trading price of our common stock could decline.

We have incurred operating losses and may not achieve profitability.

     We have a history of losses with an accumulated deficit of $176.3 million as of September 30, 2004 and losses in four of the last five years. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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

     Over the last several quarters, sales of our legacy Digital TV and PC Security products have been declining, as competition and changes in technology decrease demand for these products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. For example, we introduced a new Digital TV product in the fourth quarter of 2003 to address aggressive competition in the European market for conditional access modules; we introduced a new CableCARD module in the first quarter of 2004 to address emerging Digital TV market opportunities in Korea; and we continue to develop new PC Security and Digital TV products to address various market opportunities, including physical access control devices for U.S. government facilities. To date, this strategy has been only partially successful. Technical issues with our new conditional access modules for Europe have limited their sales and competition in this market segment has increased. We have secured new customers in Korea for our CableCARD modules, but government delays with issuing digital certificates to operators have delayed deployment of the modules and as a result deployment of modules in Korea has been slowed. Our physical access control product for the U.S. government has not yet been released, and once released, this product will face significant competition and there is no guarantee that we will be successful in securing a substantial portion of this market opportunity. If we are not able to sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

     Our common stock currently experiences a significant volume of trading on the Prime Standard of the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq may cause our stock price to fluctuate. Investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of Nasdaq market conditions, could negatively impact our stock price. In addition, our inclusion or removal from European stock indices could impact our stock trading patterns and price. For example, in September 2004 our stock was removed from the European TecDAX index of technology companies. The performance of companies on the TecDAX is widely publicized in Europe and stocks in the TecDAX may experience volatility related to that publicity. As a result of our removal from the TecDAX, some investors decreased their positions in our stock and we experienced significantly higher trading volumes and a reduction in our stock price.

Our stock price has been and is likely to remain volatile.

     Over the past few years, the stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. During the 12-month period from November 4, 2003 to November 3, 2004, the reported sale prices for our common stock on the Nasdaq market ranged between $2.51 and $9.30 per share. Volatility in our stock price may result from a number of factors, including, but not limited to, the following:

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

     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. For example, two customers accounted for approximately 29% of our total net revenue in the twelve months ended December 31, 2003 and three customers accounted for 21% of total net revenue in the first nine months of 2004. The divestiture of our retail Digital Media and Video business in July of 2003 increased our dependence on a small number of customers. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of several emerging markets.

     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, will be subject to high levels of uncertainty and risk and may be influenced by several factors, including but not limited to, the following:

•	general economic conditions

•	the slow pace and uncertainty of adoption in Europe and Asia of open architecture digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to agree on industry specifications an to develop and deploy smart card-based applications that will drive demand for peripheral smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

If we do not achieve our targeted levels of revenue or anticipate the correct mix of products that will be sold, we may be required to record further charges related to excess inventories.

     Due to the unpredictable nature of the demand for our products, we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. In order to minimize the negative financial impact of excess production, we may be required to significantly reduce the sales price of the product to increase demand, which in turn could result in a reduction in the value of the original inventory purchase. Writing down inventory or reducing product prices could adversely impact our cost of revenues and financial condition. For example, in the second quarter of 2004 we experienced a sharp decline in demand for our traditional conditional access modules, and as a result, wrote down $2.9 million of inventory we determined we might not be able to sell. In the third quarter of 2004, we wrote down an additional $1.1 million of inventory for our flash media interface and digital TV products. The charge to our cost of revenues negatively impacted our gross and operating margins for both quarters.

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

     Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. For example, we are currently developing a line of smart card readers designed to provide secure physical access to U.S. government buildings and other facilities. Industry specifications and market requirements for physical access are still evolving and competition for this market is already well established. Once our products are completed, we must be able to demonstrate that they have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. For example, we have just completed development of our physical access products and are preparing to release them to the market. However, our participation in any government physical access program is also subject to competition from several companies who are also attempting to address this market opportunity.

     In some cases, we depend upon partners who provide one or more components of the overall solution for a customer in conjunction with our products. If our partners do not adapt their products and technologies to new market or distribution requirements, or if their products do not work well, then we may not be able to sell our products into certain markets.

     Because we operate in markets for which industry-wide standards have not yet been fully set, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. For example, authentication tokens other than smart cards, such as USB tokens, could become a preferred solution for secure network or business access. If any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

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

     In our Digital TV business, in recent quarters we have been adversely affected by competition from companies that provide conditional access modules using unlicensed, emulated conditional access decryption systems. We have lost and may continue to lose business to these competitors, and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unlicensed use.

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

     Historically, we have sold a significant proportion of our smart card reader products to the U.S. government, and we anticipate that some portion of our future revenues will also come from the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, during 2003 our sales of smart card reader products for the U.S. government’s Common Access Card program significantly decreased from 2002 levels, as this program neared completion. While the U.S. government has announced plans for several new smart card-based security projects, none had yet reached a stage of high volume card or reader deployment as of the end of the third fiscal quarter of 2004. In addition, government expenditures on IT projects have varied in the past, and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. Finally, lack of agreement on technology specifications frequently slows program implementations. The slowing or delay of government projects for any of these reasons could negatively impact our sales.

We may have to take back unsold inventory from our customers.

     Although our contractual obligations to accept returned products from our distributors and OEM customers are limited, if demand is less than anticipated these customers may ask that we accept returned products that they do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations. While we have experienced some product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, and although the products are in good working order, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory. In this regard, we incurred charges related to inventory write-downs in 2001, 2002, 2003 and the first nine months of 2004.

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

     We were originally a German corporation, and we continue to conduct a substantial portion of our business in Europe. Approximately 70% and 76% of our revenues for the first nine months of 2004 and full year ended December 31, 2003, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to certain risks, all of which can impact our sales and/or our operational performance. These risks include:

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

     We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Philips and Atmel to produce ASICs for our digital TV modules, we utilize the foundry services of Atmel and Samsung to produce ASICs for our smart cards readers and we use chips and antenna components from Philips in our contactless smart card readers. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our digital media readers, are in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no significant change in the Company’s exposure to market risk during the first nine months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)) as of September 30, 2004 (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control

     There were no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in legal proceedings. For a description of previously reported legal proceedings, refer to Part I, Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

     In October 2002, we adopted a stock repurchase program in which up to $5.0 million may be used to purchase shares of our common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. As of September 30, 2004, we had repurchased a total of 618,400 shares under this program for approximately $2.8 million. The Company made no sales or purchases of unregistered securities during the three month period ended September 30, 2004.

     The following table presents the total number of shares purchased during the first nine months of 2004, the average price paid per share, the total number of shares purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $5.0 million share repurchase program:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Repurchased	per Share	or Programs	or Programs
January 1, 2004 through January 31, 2004	—	$—	—	$2,200,000
February 1, 2004 through February 29, 2004	—	—	—	$2,200,000
March 1, 2004 through March 31, 2004	—	—	—	$2,200,000
April 1, 2004 through April 30, 2004	—	—	—	$2,200,000
May 1, 2004 through May 31, 2004	—	—	—	$2,200,000
June 1, 2004 through June 30, 2004	—	—	—	$2,200,000
July 1, 2004 through July 31, 2004	—	—	—	$2,200,000
August 1, 2004 through August 31, 2004	—	—	—	$2,200,000
September 1, 2004 through September 30, 2004	—	—	—	$2,200,000

Total	—	$—	—	$2,200,000

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

Registrant

SCM MICROSYSTEMS, INC.

November 5, 2004	By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer

November 5, 2004		/s/ Steven L. Moore

Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.