Form 10-K
period 2004-12-31
SCM MICROSYSTEMS INC
filed 2005-03-31
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $90,708,339. For purposes of this disclosure, shares of Common Stock held by beneficial owners of more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
      At March 23, 2005, the registrant had outstanding 15,485,438 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
      The Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2004 is incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2004
SCM, CHIPDRIVE, CIMax, EuroCAM, MultiCAM, SmartOS, St@rKey, SwapBox, TOWITOKO and WorldCAM are registered trademarks and Flashbay, Opening the Digital World, EasyTAN, POD Tool and SCMOS are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I
      This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS
Description of Business
      SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our secure digital access products into three markets segments: PC Security, Digital TV and Flash Media Interface.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Digital TV market, we offer conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts.

•	For the Flash Media Interface market, we offer digital media readers and application specific integrated circuits, or ASICs that are used to transfer digital content to and from various flash media.
      We sell our products primarily to original equipment manufacturers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; digital TV operators and broadcasters and conditional access providers for our conditional access modules; and computer and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.
      Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM Security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, SCM has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003 and 2004, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002. (See Note 2 of Notes to Consolidated Financial Statements.)
Overview of the Market for Secure Digital Access Products
      Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon digital data and digital transactions has created an increasing need to protect the integrity of data, as well as to control access to networks and the devices that connect to them. For digital television operators and broadcasters and Internet service providers, there is a need to limit access to broadcast content to paying subscribers and ensure that further storage or communication of such content is secure and complies with copyright laws. For government entities and large corporate enterprises, there is a need to control access to shared networks and intranets to prevent loss of proprietary data. In many cases, there may also be a need to expand network security systems to protect or restrict access to physical facilities used by employees or military personnel. Increasingly, governments around the world are implementing or considering national identification programs based on smart cards, such as e-passports, drivers’ licenses, citizen ID and health care cards. Finally, for consumers and online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. In all of these areas, we believe standards-based connectivity devices that provide secure, controlled access to digital content or services are an easily deployed and effective solution.

PC Security Market
      The proliferation of personal computers in both the home and office, combined with widespread access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-government, e-commerce and home banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. Network-based programs are also used to track and manage data about large groups of people, for example citizens of a particular country. While the benefits of computer networks are significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of the integrity of the transaction. Online merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Corporate, government and other networks need security systems that insure the security of individuals’ data and protect the network from manipulation or abuse both from within and without the enterprise.
      Increasingly, large enterprises such as corporations, government agencies and banks are adopting systems that protect the network, the information in it and the people using it by authenticating each user as they log on and off the network. Authentication of a user’s identification is typically accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also the least secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identifier, such as a fingerprint or personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.
      One example of a token used in two-factor authentication is the smart card, which contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, healthcare records, merchant coupons, still or video images and, in some cases, cash. Smart cards are typically about the size of a credit card and can easily be carried in a wallet or attached to a badge. Smaller cards designed for use with small devices such as mobile phones are also increasingly being used. Depending on the application for which they are being used, smart cards can be designed to insert into a reader attached to a PC or other device, or can include wireless capabilities for contactless interface. It is estimated that more than two billion smart cards will be shipped worldwide in 2005 for applications ranging from mobile communications to corporate security to online banking, according to the European smart card industry organization, Eurosmart. Demand for readers used in conjunction with those cards is also expected to grow. Research firm Frost & Sullivan predicts unit shipments will grow from 9.4 million in 2003 to 35.5 million in 2008, a compound annual growth rate of over 30%. We believe that the combination of smart cards and readers provides a secure solution for network access, electronic commerce and other transactions where authentication of the user is critical.
      To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card program. Since October 2000, the U.S. Department of Defense has distributed smart cards to approximately four million armed force personnel. These cards are being used as the standard identification and physical access credential for military personnel, and are also being used for secure authentication and network access. Because the card stores and protects personnel data, it is also being used wherever a digital signature is required; for example, processing travel orders or expense claims online, electronic voting, contractor verification and in department specific programs. Other government agencies are also considering the use of smart cards as secure ID tokens. For example, smart cards currently are being evaluated for the Registered Traveler program for frequent travelers and the Transportation Worker Identification Card program, which is expected to include more than 12 million transportation workers at airports, seaports and other transportation hubs.
      The U.S. government is actively driving the use of smart cards outside the boundaries of the country as well, with the request in 2002 to 27 visa waiver countries to develop electronic passports that will include biometric data to authenticate the holder. Under the auspices of the International Civil Aviation Organization (ICAO), 130 countries have been working together to define and develop standards for e-passports based on contactless smart card technology. The goal of the program is to ensure that these e-passports cannot be copied or altered, and that the biometric facial image stored on the card could be used to positively identify the holder. The first field tests of these e-passports are scheduled to begin in early 2005, with planned adoption for all participating countries in October 2005. The European Union, Australia, Belgium, Canada, China, Denmark, Hong Kong, Japan, Korea, Macao, Malaysia, the Netherlands, Singapore, Sweden, the UK and the U.S. had all begun implementation of plans to adopt electronic passports.
      In many countries, governments are considering using the technology for other purposes, including new or enhanced national ID cards, storing digital certificates for online transactions, residency permits and visas, and drivers’ licenses. Other countries are also moving forward with programs to implement purely internal programs, including a national ID rollout in Thailand and electronic drivers’ licenses in Japan. Many of these government ID projects will utilize contactless smart card technology, according to research firm Frost & Sullivan, which predicts that demand for contactless chips for smart cards and passports will grow tenfold from 2003 to 2009, to more than 900 million units.
      Many governments are also evaluating or making plans to develop electronic healthcare record systems, which would include smart card-based healthcare cards for participants. Analysis from market research firm IDC indicates that electronic patient records are the top priority solution for healthcare providers in Western Europe over the next four to five years, with total IT spending in this area is expected to grow from $1.1 billion in 2004 to $2.1 billion in 2008. Taiwan, Puerto Rico, Germany, Italy, South Africa and other countries or regions have already deployed or are deploying healthcare smart cards to millions of healthcare users. These cards identify the user and store insurance and medical information that can be accessed by doctors and hospitals, for example.
      Outside the government sector, many corporate enterprises are adopting smart card technology to protect access to buildings and computer networks. Several smart card-based employee identification programs have already been announced by companies such as Chevron, Nissan, Royal Dutch/ Shell Group, Hitachi, Sun

Microsystems and Boeing Company. Research firm Datamonitor predicts that large corporations and government agencies, together, will issue 36 million smart cards to workers in 2006, up from 14 million issued in 2002.
      In the financial industry, major credit card companies in many parts of the world have embraced smart card technology as a more secure way to secure transactions and eliminate fraud, the cost of which can be significant. Canada, most of Europe and Asia/ Pacific and some markets in the Middle East, Africa and Latin America are rapidly moving to smart cards to reduce fraud. Smart cards are also expected to have a growing role in online banking. Western Europe, in particular has a high percentage of consumers banking online, and Germany is one of the first countries to coordinate e-government initiatives requiring digital signatures to leverage smart cards issued to bank customers.

Our PC Security Products
      We offer a full range of smart card reader technology solutions to address the need for smart card-based security for a range of applications and environments, including PCs, networks and physical facilities. Our products include smart card readers, application specific integrated circuits, or ASICs and small office productivity packages based on smart cards. We sell our readers and ASICs primarily to PC original equipment manufacturers, or OEMs, smart card solutions providers and government systems integrators to support specific internal security programs, such as secure logon for employees, secure home banking or the Common Access Card program; as well as to original equipment manufacturers that incorporate our products into their devices, such as PCs or keyboards. We sell our small office productivity packages primarily to end users via retail channels and the Internet.
      Smart Card Readers. We are one of the largest suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of — or authenticate — the user, and thus control access. Much like a “lock” works with a key, our readers work with a smart card to admit or deny access to a computer or network, or to authenticate the card holder for identification and access, such as while traveling or requesting healthcare or other services. Our readers are used to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon, personnel identification, secure home banking, digital signatures and secure e-commerce.
      Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software that enable our smart card readers and components to read the vast majority of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), contactless, keypad, USB, PCMCIA and serial port, and offer various combinations of interfaces integrated into one device in order to further increase the level of security.
      To address the varied needs of our customers, we offer an array of smart card readers. These include readers designed for various platforms, such as desktop and notebook computers; as well as readers offering incremental levels of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our smart card product line includes:

•	Secure Card Readers — internal or external card readers requiring only a smart card to provide secure authentication;

•	Secure PINpad Readers — external readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user;

•	Mobile Readers — external readers that utilize wireless connections and can be used away from the computer to authenticate the user;

•	Biometric/ Combination Readers — internal and external readers that utilize biometric sensors, both standalone and in conjunction with a smart card, to authenticate the user;

•	Contactless Readers — internal and external readers that address the demand for contactless interface used in many security programs based on smart cards; and

•	Keyboard Readers — reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer.
      Our readers are developed in compliance with relevant industry standards related to the applications for which they will be used. For example, many of our readers, including the SCRx31 Secure Card Reader line, conform to Europay, MasterCard and Visa (EMV) international standards for financial transactions. We typically customize our smart card readers with unique casing designs and configurations to address the specific requirements of each customer.
      Physical Access Control Terminals. To address the stated requirements of the U.S. government for secure access to facilities, we have developed a physical access control terminal. The terminal is designed to read the Common Access Card, a smart card currently used by four million military personnel for secure network logon as well as personal identification and authentication. Our Physical Access Control Terminal (PACT) products allow customers to combine new technologies such as contactless smart cards and biometrics with existing control systems and provide support for new connectivity options going forward. SCM’s PACT products enable a range of configurations to match different requirements across organizations as requirements evolve.
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
      CHIPDRIVE Productivity Solutions. We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium sized businesses. These include CHIPDRIVE WinLogon for smart card enabled logon to Microsoft® Windows; CHIPDRIVE TimeRecording for smart card-based, secure electronic time recording; and CHIPDRIVE Smartcard Office, which combines elements of these two offerings into one package.

Digital Television Market
      Digital TV takes the form of direct satellite broadcast services, digital cable services and direct terrestrial broadcasts. The research firm In-Stat/ MDR estimates that by the end of 2005, 54 million households will subscribe to digital cable television worldwide, up from 21 million households in 2001. Direct to home digital satellite is even more popular, and is predicted to grow to 101 million subscriptions worldwide by the end of 2008. The rapid transition from analog to digital television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium’s ability to deliver a broad range of customized, private content and interactive services.
      A primary challenge for television operators and broadcasters is to limit access to their pay-TV content to the intended users, such as those who have purchased appropriate subscriptions or event specific pay-per-view privileges. Traditionally, this has been accomplished through the use of proprietary set-top boxes, which connect to the user’s television to receive the broadcast signal and utilize embedded security software, known as conditional access, to decrypt a specific operator’s content. This is still the dominant method of protecting pay-TV content in use in the world today. However, over the last several years, local country governments have endeavored to spur competition between operators and between set-top box manufacturers by mandating the availability of “open” receivers that utilize removable conditional access, rather than embedded security, to decrypt content. As a result, set-top boxes equipped with a common interface slot are now available in many areas of the world. The common interface slot accepts a conditional access security module with a smart card, which can be easily removed or exchanged to upgrade or change security systems for the set-top box. This is especially true in Europe, where, in the 1990s, many small broadcast operators determined that it was cost prohibitive to provide proprietary set-top boxes to their subscribers. Consequently, they elected to provide their customers with less expensive and easier to deploy removable conditional access modules, which could be used with the open set-top boxes then becoming available on the market.
      In conjunction with the regulatory push for open set-top boxes, various standards for removable security have been developed and adopted around the world. In Europe, the Digital Video Broadcasting-Common Interface, or DVB-CI standard was developed by the DVB Project, an international consortium of over 300 enterprises involved in varying aspects of digital television including France Telecom, Deutsche Telekom, Nokia, Sony and Philips. Legislation has been enacted in Poland, Spain, Switzerland and the United Kingdom mandating that set-top receivers comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the Federal Communications Commission has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition by 2005. To support this move, CableLabs, a research and development consortium of U.S. cable television multi-system operators, or MSOs, has developed specifications for removable security as part of its OpenCabletm initiative. Various governments in Asia have also adopted broadcasting standards that are designed for removable security, including China, which has adopted the DVB standard, and Korea, which has adopted the OpenCable standard for the digitization of cable networks. We estimate that over the next five years, the Korean digital television industry will deploy open set-top boxes requiring a removable conditional access module to between five and eight million households.
      Up to now, removable security has been used to enable pay-TV decryption with open set-top boxes connected to television sets. In the early 2000s, television sets with embedded receiver technology, called integrated digital TVs, began to be available. Although these televisions do not require a set-top box to receive the broadcast signal, in many cases they do require a conditional access module to provide the specific decryption technology for the local cable broadcasts they are receiving. Sales of integrated digital television sets are expected to grow to 17 million units by the end of 2007, according to IMS Research.

Our Digital Television Products
      We offer both conditional access modules and interface chipsets to address the need for removable security for digital television pay-TV broadcasts. Through our direct sales force and select distributors, we sell our digital TV products to conditional access suppliers, television operators, broadcasters and distributors.
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
      Our conditional access modules comply with major standards for digital broadcasting: the European DVB-CI standard and the U.S. OpenCable for removable security for digital television systems. This allows our modules to be used with any open standards television receiver — whether set-top box or integrated digital television — and enables the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud. Our conditional access modules enable content providers to securely and economically deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.
      We sell our conditional access modules to a variety of customers in Europe, including distributors; OEMs; digital television operators and broadcasters such as Top Up TV in the UK, Premiere in Germany, Telefonica in Spain, Canal Digital, SVT and Boxer-TV Access in Sweden, CanalDigitaal in The Netherlands, ViaSat in Norway and Digiturk in Turkey; and conditional access security encryption system providers, such as Mindport (Irdeto), Kudelski (Nagravision), MediaGuard (Canal+Technologies), Philips (Cryptoworks), NDS (Videoguard), Viaccess and Telenor (Conax).
      In the emerging Asian market, we have been working to leverage our relationships with global conditional access providers and to establish relationships with local suppliers in order to participate in opportunities arising from the deployment of digital television technology. To date, we have entered into agreements with local encryption system providers in China including Novel-Tongfang and DTVIA (ChinaCrypt), to assist in creating an open standards-based broadcasting infrastructure for the Chinese market. In Korea, we have entered into agreements with NDS, Nagra, Canal+Technologies and Irdeto to develop conditional access modules for the Korean market. We have also signed agreements with Korean cable operators Broadband Solutions Inc. (BSI), CJ CableNet and Jeju Broadcasting to deliver OpenCable conditional access modules for deployment to these operators’ subscribers.
      We are actively involved in the development and adoption of conditional access modules to support removable security for open digital receivers worldwide. We are currently a key contributor to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. By our own estimation, we have supplied more than 80% of the open standards-based authorized security modules for European digital TV. Based on that experience, we co-authored the specifications for the U.S. CableCARDtm modules, which are scheduled to be deployed throughout the U.S. cable system by 2005 and in Korea beginning in 2005. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs in the U.S., DVB in Europe, Digital Television Group in the UK and Deutsche TV Plattform in Germany; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and end user receivers, all of which can benefit from using our conditional access modules for encryption and de-encryption.
      CIMaX. Our CIMaX is a controller chip that enables digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI and OpenCable compliant conditional access modules. The CIMaX controller interfaces with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

Flash Media Interface Market
      Digital cameras have gained rapid popularity over the last few years, resulting in a third of U.S. households owning a digital camera at the end of 2004, according to research firm InfoTrends. IDC estimates that prints from digital images will surpass film prints in 2006 and will account for 71% of total worldwide prints by 2008. Flash media cards, which store digital images on the majority of digital cameras, have become one of the fastest growing categories in consumer electronics. In fact, cameras accounted for about 60% of demand worldwide for flash memory cards in 2003, according to IDC. To print their digital pictures, users can either download the files to their computer, where they can be emailed to a printing service or printed at home; or they can print pictures using professional equipment at a retail photo kiosk.
      Higher capacity memory cards allow digital camera users to take more pictures before having to download images or swap out the card. As card capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which is already insufficient for many camera owners. To print without draining the camera battery, the flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images. Photo kiosks and minilabs in particular, which give instant, high-quality printouts of digital images, make printing photos more convenient. As flash memory card capacities increase and digital cameras continue to proliferate, we believe consumers will increasingly use readers to download and print their digital pictures.

Our Flash Media Interface Products
      We offer both complete digital media readers and chip sets that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our flash media interface products primarily to photo kiosk manufacturers as well as through OEM distributors and to computer printer makers. Our digital media readers and chipsets allow printer manufacturers, photo kiosk makers and others to build flash media interface capabilities into their products. Our chip sets provide interface capabilities for all major memory card formats, including PCMCIA I and II, CompactFlash® I and II, IBM MicroDrive, MultiMediaCardtm, Secure Digital Card®, SmartMedia, Sony Memory Stick® and xD-Picture Cardtm. Our media readers leverage our interface chips to enable each reader slot to read multiple types of cards.
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
      See Note 13 to the consolidated financial statements for financial information regarding revenue and gross margin for our reported business segments through 2004. See “Management’s Discussion and Analysis of Financial Conditional and Results of Operations” for historical financial information, including revenue and gross margin, for our continuing Security business.
Technology
      Most of the markets in which we participate are young and will continue to evolve. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and sales volumes of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit products across our product lines and markets.
      Chip-Level Integration. We have implemented a number of our core interface and processing technologies into silicon chips for each of our three primary product areas.
      Silicon and Firmware. For our PC Security and Digital TV products, we have developed interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Flash Media Interface products, we have developed interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash memory cards.
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
Customers
      Our products are targeted at digital TV operators and broadcasters, conditional access suppliers, government contractors and systems integrators, as well as manufacturers of computers, computer components, consumer electronics and photographic equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 40% of our total net revenue in 2004, 56% of our total net revenue in 2003, and 62% of our total net revenue in 2002. In 2004, we had no customers that accounted for more than 10% of our net revenue. In 2003, one customer accounted for 16% and one customer for 13% of our net revenue and in 2002, one customer accounted for 11% of our net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.
Sales and Marketing
      We market, sell and license our products worldwide to government contractors; systems integrators; manufacturers of computers, computer components, consumer electronics and photographic equipment; and digital television operators and broadcasters and conditional access suppliers. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators and resellers. As of December 31, 2004, we had 46 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs, advertising, trade shows and ongoing customer and third-party communications programs.
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
Collaborative Industry Relationships
      We are party to collaborative arrangements with a number of corporations and are a member of several industry consortia. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. These arrangements may not result in commercially successful products.
      PC/ SC Workgroup. We are a member of the PC/ SC workgroup, a consortium of technology companies that seeks to set the standard for integrating smart cards and smart card readers into the mainstream computing environment.
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
      SmartRight. In late 2002, we joined SmartRight, an industry consortium composed of leading companies from the consumer electronics, conditional access, integrated circuit and smart card industries — including Axalto (formerly Schlumberger), Canal+ Technologies, Gemplus, Micronas, Nagravision, Panasonic, Pioneer, STMicroelectronics and Thomson. The aim of SmartRight is to develop a worldwide framework for copy protection within a digital home network. The SmartRight system will work in combination with conditional access systems or digital rights management systems, to provide end-to-end protection of digital content from the content provider to the consumer’s presentation device and can accept content from any kind of source, including free-to-air and pre-recorded content.
      Trusted Computing Group. In November 2003, we joined the Trusted Computing Group, or TCG, an open industry standards organization whose specifications help vendors build products that let users protect critical data and information across a variety of computing platforms. TCG’s focus is on developing, defining and promoting hardware-enabled trusted computing and security technologies across multiple platforms, peripherals and devices.
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
      Digital TV Group (DTG). We are a member of DTG, the industry association for digital television in the UK whose goal is to facilitate the rapid rollout of digital television and convergence across the communications industry.
      Deutsche TV Plattform. We are a member of the Deutsche TV Plattform, a consortium of manufacturers, broadcast operators, government representatives and researchers whose goal is to share concerns and information and coordinate interests about the future of digital television in Germany.
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

Research and Development
      To date, we have made substantial investments in research and development, particularly in the areas of smart card-based physical and network access devices, connectivity and interface devices and digital television broadcast encryption and decryption technologies. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.
      Our research and development expenses were approximately $10.4 million, $9.5 million and $8.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had 116 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our research and development activities occur in India and France. We fund a portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products.
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
      We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. As of December 31, 2004, we had 57 full-time employees engaged in manufacturing and logistics activities. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design.
      We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Philips and Atmel to produce ASICs for our digital TV modules; we utilize the foundry services of Atmel and Samsung to produce our ASICs for smart cards readers; we use chips and antenna components from Philips in our contactless smart card readers; and we use various mechanical components in our conditional access modules and smart card readers from TaiSol Electronics. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash media, are in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition
      The digital television decryption, PC security and flash media interface markets are intensely competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of increasing demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	Atech, Datafab, ePOINT, OnSpec and YE Data for digital media readers and ASICs; and

•	Aston, Neotion, SIDSA and Technisat in conditional access modules for digital television broadcast decryption.
      We anticipate competing with several companies in the secure physical access market, once our smart card terminal products for this market begin shipping in volume. These companies could include AMAG Technology, BioScript, BridgePoint Systems, HID, Indala, Integrity Engineering, Precise Biometrics and XTec.
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
      We believe that the principal competitive factors affecting the market for our products include:

•	the extent to which products must support industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	technical features;

•	quality and reliability;

•	our ability to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of distribution channels; and

•	price.
      While we believe that we compete favorably with respect to these factors, we may not be able to continue to successfully compete due to these or other factors and competitive pressures we face could materially and adversely affect our business and operating results.
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
      There has been a great deal of litigation in the technology industry regarding intellectual property rights. Litigation may be necessary to protect our proprietary technology. We have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays, or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events could have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.
Employees
      As of December 31, 2004, we had 280 full-time employees, of which 116 were engaged in engineering, research and development; 46 were engaged in sales and marketing; 57 were engaged in manufacturing and logistics; and 61 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.
Foreign Operations
      Please see Note 13 to the financial statements included in response to Item 8 for financial information about geographic areas in which we have operations.
Availability of SEC Filings
      We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.scmmicro.com. The content on our website is not incorporated by reference into this filing.

ITEM 2.	PROPERTIES
      Our corporate headquarters are in Fremont, California where we lease approximately 18,300 square feet pursuant to a lease agreement that expires on April 30, 2006. Our European headquarters are located in Ismaning, Germany, where we lease approximately 35,000 square feet pursuant to a lease agreement that expires November 15, 2008. We lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at this facility and we are currently attempting to sublease the unused space. We also lease small sales and marketing facilities in Japan and the UK and a manufacturing facility of approximately 25,000 square feet in Singapore. We own research and development facilities in La Ciotat, France and Chennai, India, respectively.

ITEM 3.	LEGAL PROCEEDINGS
      In September 2003, we and Pinnacle Systems, Inc. (“Pinnacle”) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia. The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, Dazzle breached the Software License Agreement between the Plaintiff and Dazzle. The complaint further alleges that we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. In December of 2003, Dazzle filed a Cross-Complaint against the Plaintiff seeking $600,000 in damages for alleged breach of the Software License Agreement between the Plaintiff and Dazzle. In June of 2004, Plaintiff filed a First Amended Complaint asserting additional claims against Pinnacle. In July of 2004 and January of 2005, the parties participated in settlement discussions before a private mediator which were unsuccessful. In February of 2005, Plaintiff circulated a draft Second Amended Complaint, which drops contract claims and a claim for injunctive relief against Pinnacle, as well as the misappropriation of trade secrets claim against all defendants, and adds new allegations against Dazzle and SCM Microsystems, including a claim for damages in excess of $5.8 million. No trial date has been set, and the parties are currently engaged in discovery. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend the Plaintiff’s claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if we were to be unsuccessful in our defense of this lawsuit, and if the Plaintiff were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, and we may even be forced to pay Pinnacle an amount, currently unknown, which could have an adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to SCM’s stockholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock; Number of Holders; Dividends
      Our common stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “SCMM” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “SMY.” According to data available at March 9, 2005, we had approximately 25,743 stockholders of record and beneficial stockholders. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	Nasdaq		Prime Standard
	National Market		(Quoted in Euros)

	High	Low	High	Low

Fiscal 2003:
First Quarter	$5.23	$2.50	€4.93	€2.34
Second Quarter	$5.46	$2.64	€4.72	€2.50
Third Quarter	$8.85	$5.72	€8.15	€4.58
Fourth Quarter	$8.78	$7.45	€7.41	€6.22
Fiscal 2004:
First Quarter	$9.30	$6.60	€7.48	€5.15
Second Quarter	$8.21	$6.00	€6.28	€4.85
Third Quarter	$6.34	$2.51	€5.12	€2.03
Fourth Quarter	$4.91	$2.70	€3.41	€2.21
      We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.
      The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 and incorporated by reference to our 2005 Proxy Statement.
Recent Sales of Unregistered Securities
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      None.

ITEM 6.	SELECTED FINANCIAL DATA
      The table below has been restated to account for the retail Digital Media and Video business as a discontinued operation.
SCM MICROSYSTEMS, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$49,084	$66,488	$90,075	$98,856	$56,376
Cost of revenue	34,192	39,661	56,501	70,582	36,151

Gross profit	14,892	26,827	33,574	28,274	20,225

Operating expenses:
Research and development	10,439	9,535	8,567	7,809	6,780
Selling and marketing	11,511	11,469	10,466	10,717	6,850
General and administrative	10,387	11,502	11,270	10,382	4,747
Amortization of goodwill and intangibles	1,078	1,129	819	2,076	1,144
Impairment of goodwill and intangibles	388	—	6,578	—	—
In-process research and development	—	—	—	—	1,920
Restructuring and other charges (credits)	(185)	4,728	8,500	1,391	295

Total operating expenses	33,618	38,363	46,200	32,375	21,736

Loss from operations	(18,726)	(11,536)	(12,626)	(4,101)	(1,511)
Loss from investments	—	(240)	(1,242)	(6,230)	—
Interest income, net	809	801	717	1,746	5,617
Foreign currency gains (losses) and other income (expense)	(1,203)	715	(2,396)	1,483	1,153

Income (loss) from continuing operations before income taxes	(19,120)	(10,260)	(15,547)	(7,102)	5,259
Benefit (provision) for income taxes	178	1,442	(3,200)	(482)	1,187

Income (loss) from continuing operations	(18,942)	(8,818)	(18,747)	(7,584)	6,446
Loss from discontinued operations, net of income taxes	(151)	(14,256)	(30,327)	(60,763)	(11,155)
Gain (loss) on sale of discontinued operations	430	(15,102)	—	—	—

Net loss	$(18,663)	$(38,176)	$(49,074)	$(68,347)	$(4,709)

Basic income (loss) per share from continuing operations	$(1.23)	$(0.57)	$(1.20)	$(0.49)	$0.44
Diluted income (loss) per share from continuing operations	$(1.23)	$(0.57)	$(1.20)	$(0.49)	$0.41
Basic income (loss) per share from discontinued operations	$0.02	$(1.92)	$(1.95)	$(3.97)	$(0.76)
Diluted income (loss) per share from discontinued operations	$0.02	$(1.92)	$(1.95)	$(3.97)	$(0.71)
Basic net loss per share	$(1.21)	$(2.49)	$(3.15)	$(4.46)	$(0.32)
Diluted net loss per share	$(1.21)	$(2.49)	$(3.15)	$(4.46)	$(0.30)
Shares used in computations:
Basic	15,402	15,317	15,597	15,319	14,641
Diluted income (loss) per share from continuing operations	15,402	15,317	15,597	15,319	15,605
Diluted income (loss) per share from discontinued operations	15,402	15,317	15,597	15,319	15,605
Diluted net loss per share	15,402	15,317	15,597	15,319	15,605

	December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,153	$55,038	$55,517	$59,421	$66,926
Working capital(1)	39,161	50,770	83,997	101,280	123,745
Total assets	73,307	96,442	148,617	185,588	252,395
Total stockholders’ equity	46,829	63,424	100,100	141,781	210,160

(1) Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our products primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: digital TV operators and broadcasters and conditional access providers for our conditional access modules; government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; and computer and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.
      Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM Security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003 and 2004, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002. (See Note 2 of Notes to Consolidated Financial Statements.)
      We have experienced a significant drop in revenues during the three year period from 2002 to 2004. The decline in our revenues is primarily related to a significant decrease in Digital TV product sales, which have been adversely affected by overall weak demand in the digital television subscriber market in Europe, historically our largest market for these products, as well as by the entry of new competition in the second half of 2003. Sales of our PC Security products also declined significantly in 2003 when orders for a major U.S. government project slowed following the completion of the high-volume purchase phase of the project; however, revenue levels from this product area remained stable in 2004. Sales of Flash Media Interface products have declined slightly over the past two years from 2002 levels.
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
      Our significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2004, 2003 and 2002, we wrote down approximately $5.4 million, $0.8 million and $4.0 million of inventory, respectively, based on such judgments.

•	We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2004, we recognized no impairment charges related to investments. In 2003, we recorded impairment charges of approximately $0.5 million in continuing operations related to our investments.

•	In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangibles Assets, and management is required to analyze goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarters of 2004 and 2002, we recorded $0.4 million and $6.6 million, respectively, of asset impairment in continuing operations based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. In 2002, we reevaluated the realizability of the deferred tax assets and recorded an additional valuation allowance of $12.7 million, increasing our 2002 net loss. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation, as well as future changes to the operating structure of our new strategic focus on our Security business, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
      We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model that we choose to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.
      SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.
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
      Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. Non-compete agreements entered into in connection with the acquisition were amortized on a straight-line basis over the term of the agreements of two years. The trade name and goodwill of $1.1 million were evaluated for impairment in the fourth quarter of 2002 and were written off. All other intangible assets are being amortized on a straight-line basis over their useful lives of five years.
Results of Operations
      The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31

	2004	2003	2002

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	69.7	59.7	62.7

Gross profit	30.3	40.3	37.3

Operating expenses:
Research and development	21.3	14.3	9.5
Selling and marketing	23.5	17.3	11.6
General and administrative	21.1	17.3	12.5
Amortization of intangibles	2.2	1.7	0.9
Impairment of goodwill and intangibles	0.8	—	7.3
Restructuring and other charges (credits)	(0.4)	7.1	9.4

Total operating expenses	68.5	57.7	51.2

Loss from operations	(38.2)	(17.4)	(13.9)
Loss from investments	—	(0.4)	(1.4)
Interest income, net	1.6	1.2	0.8
Foreign currency gains (losses) and other income (expense)	(2.4)	1.1	(2.7)

Loss from continuing operations before income taxes	(39.0)	(15.5)	(17.2)
Benefit (provision) for income taxes	0.4	2.2	(3.6)

Loss from continuing operations	(38.6)	(13.3)	(20.8)
Loss from discontinued operations, net of income taxes	(0.3)	(21.4)	(33.7)
Gain (loss) on sale of discontinued operations	0.9	(22.7)	—

Net loss	(38.0)%	(57.4)%	(54.5)%

      We sell our secure digital access products into three markets segments: PC Security, Digital TV and Flash Media Interface.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Digital TV market, we offer conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts.

•	For the Flash Media Interface market, we offer digital media readers and ASICs that are used to transfer digital content to and from various flash media.

Revenue
      The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2004, 2003 and 2002:

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
PC Security
Revenues	$20,017	(3)%	$20,691	(36)%	$32,514
Percentage of total revenues	41%		31%		36%
Digital TV
Revenues	$19,054	(46)%	$35,341	(24)%	$46,475
Percentage of total revenues	39%		53%		52%
Flash Media Interface
Revenues	$10,013	(4)%	$10,456	(6)%	$11,086
Percentage of total revenues	20%		16%		12%

Total revenues	$49,084	(26)%	$66,488	(26)%	$90,075

Fiscal 2004 Revenue Compared with Fiscal 2003 Revenue
      Net revenue for the twelve months ended December 31, 2004 was $49.1 million, compared to $66.5 million in 2003, a decrease of 26%. This decline was primarily related to lower revenues from our Digital TV products. PC Security and Flash Media Interface product revenues also decreased slightly year to year.
      In our Digital TV product line, sales decreased 46%, from $35.3 million in 2003 to $19.1 million in 2004. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators or broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Beginning in the third quarter of 2003 and continuing through fiscal 2004, our Digital TV products sales were significantly adversely impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers. However, we do not expect to be able to regain the market share we have lost. Our strategy in 2004 was to target new mid-sized operators and broadcasters in Europe and to sign agreements with operators in Korea as this country begins to utilize conditional access modules under a government mandate as the country begins to convert its broadcasting operations to digital technology. While we did experience some success with this strategy in 2004, we did not ship significant volumes of product to these target customers.
      Sales of our PC Security products decreased 3%, from $20.7 million in 2003 to $20.0 million in 2004. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control access to computers, computer networks and buildings or other facilities. In 2004 our readers were purchased for the U.S. Department of Defense’s Common Access Card personal identification program, various on-line banking programs in Europe, employee identification at oil field operations and other smart card-based security programs. Market research firms, the U.S. and other governments and our customers have indicated to us that they expect a significant increase in the volume of secure access projects requiring readers such as ours over the next few years. However, during 2004 there was no significant increase in the number of smart card readers being deployed in these projects. The timing of any new projects that may increase demand for smart card readers remains unpredictable.

      Revenues from our Flash Media Interface product line decreased 4%, from $10.5 million in 2003 to $10.0 million in 2004. Flash Media Interface revenues consist of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.

Fiscal 2003 Revenue Compared with Fiscal 2002 Revenue
      Net revenue for the twelve months ended December 31, 2003 was $66.5 million, compared to $90.1 million in 2002, a decrease of 26%. While sales decreased across all three product areas, the decline was most pronounced in PC Security, which decreased by 36% in 2003, and in Digital TV, which decreased 24%.
      PC Security sales decreased from $32.5 million in 2002 to $20.7 million in 2003. Throughout 2002, we were a major supplier, through prime contractors, to the U.S. Department of Defense for its Common Access Card program, which is the world’s largest personal identity program based on smart cards to date. At the end of 2002, high volume purchases of smart cards and readers under this program had been substantially completed. We therefore experienced a sharp drop in sales beginning in the first quarter of 2003, as shipments of our smart card readers to the U.S. government declined substantially. Our PC Security sales in 2003, therefore, consisted of smaller volume shipments of readers for smaller scale projects with European banks, corporate enterprises and the U.S. government.
      In our Digital TV product line, sales decreased from $46.5 million in 2002 to $35.3 million in 2003. In the third quarter of 2002, we lost a significant customer in Europe, and the loss of this customer resulted in lower levels of sales in the remainder of 2002 and throughout 2003. In addition, beginning in 2002 and continuing through 2003, many of the larger television operators and broadcasters in Europe experienced lower subscription rates and accordingly had financial difficulties. Because of their size and industry influence, we believe this further weakened demand from our customer base, the smaller operators, as well. Beginning in the third quarter of 2003 and continuing through the fourth quarter, we also were significantly adversely impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content.
      Revenues from our Flash Media Interface product line remained relatively stable year to year, with sales of $10.5 million in 2003 versus $11.1 million in 2002, a decrease of 6%.

Gross Profit
      The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2004, 2003 and 2002:

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
PC Security
Revenues	$20,017		$20,691		$32,514
Gross profit	8,535	7%	7,994	(13)%	9,194
Gross profit %	43%		39%		28%
Digital TV
Revenues	$19,054		$35,341		$46,475
Gross profit	2,070	(84)%	13,039	(33)%	19,399
Gross profit %	11%		37%		42%
Flash Media Interface
Revenues	$10,013		$10,456		$11,086
Gross profit	4,287	(26)%	5,794	16%	4,981
Gross profit %	43%		55%		45%

Total:
Revenues	$49,084		$66,488		$90,075
Gross profit	14,892	(44)%	26,827	(20)%	33,574
Gross profit %	30%		40%		37%
      Gross profit for 2004 was $14.9 million, or 30% of total net revenue. Gross profit was adversely impacted by a write-down of inventory of $5.4 million, of which $4.0 million related to Digital TV product inventory, $0.7 million related to PC Security product inventory and $0.7 million related to Flash Media Interface product inventory.
      Gross profit for 2003 was $26.8 million, or 40% of total net revenue. Gross profit was adversely impacted by a write-down of inventory of $0.8 million for a European Digital TV customer whose sales did not meet forecast.
      Gross profit for 2002 was $33.6 million, or 37% of total net revenue. Gross profit was adversely impacted by a write-down of inventory of $2.0 million related to Digital TV and PC Security products that were discontinued during the year.
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

Operating Expenses

Research and Development

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
Expenses	$10,439	9%	$9,535	11%	$8,567
Percentage of total revenues	21%		14%		10%

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
      Research and development expenses rose 9% in 2004 as compared to 2003, primarily due to an increase in development activity to finalize and launch new products, as well as to higher costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros.
      Research and development expenses increased 11% in 2003 compared with 2002. In addition to higher costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros, the increase was primarily related to two additional factors. First, the 2003 figures include expenses for our Indian research and development center, which had previously been associated with product development for our retail Digital Media and Video business, now accounted for as discontinued operations. When we sold the retail Digital Media and Video business in mid 2003, we retained the engineering resources in India and phased in the costs of this organization from discontinued operations to continuing operations through the third and fourth quarters, with full expenses recognized in continuing operations from approximately October 2003. Second, our acquisition in May 2002 of Towitoko resulted in higher research and development expenses in 2003, as Towitoko product development costs were included for only about seven months of fiscal 2002, but for the full 12 months of 2003.
      We expect our research and development expenses to vary based on future project demands.

Selling and Marketing

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
Expenses	$11,511	0%	$11,469	10%	$10,466
Percentage of total revenues	23%		17%		12%
      Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs.
      Selling and marketing expenses increased in the first half of 2004 as part of our strategy to launch new products and enter new markets and then decreased in the second half of the year to better align with actual revenue levels. While there was an overall decrease in spending, this decrease was offset by increased costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros. For the year as a whole, sales and marketing expenses remained at the same level in 2004 as 2003.
      Selling and marketing expenses increased 10% in 2003 compared with 2002. In addition to higher costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros, the increase was primarily related to two additional factors. The first was an increase in headcount and marketing costs from the acquisition of Towitoko in May 2002. Towitoko-related expenses were included for only about seven months of fiscal 2002, but for the full 12 months of 2003. Second, we incurred incremental costs during 2003 as we transitioned some employees from our retail Digital Media and Video business to our Security organization.
      We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

General and Administrative

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
Expenses	$10,387	(10)%	$11,502	2%	$11,270
Percentage of total revenues	21%		17%		13%
      General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable.
      General and administrative expenses decreased 10% in 2004 as compared with 2003 primarily as a result of cost reduction measures taken by SCM in the second half of 2004, including a small reduction in headcount and a reduction in expenditures for third-party professional fees, including investor relations and legal services. These cost reduction measures were partially offset by increased costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros and increased spending related to Sarbanes-Oxley compliance.
      General and administrative expenses in 2003 increased 2% from 2002 levels primarily as a result higher costs associated with the effect of foreign currency exchange related to the payment of European employees in Euros, as well as incremental expenses we incurred to execute a major restructuring of our organization. These incremental expenses included legal and professional costs, primarily in Europe, in conjunction with various tax and Value Added Tax audit activities.
      We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

Amortization of Intangibles

		% Change		% Change
	Fiscal	2003 to	Fiscal	2002 to	Fiscal
	2004	2004	2003	2003	2002

	(In thousands)
Expenses	$1,078	(5)%	$1,129	38%	$819
Percentage of total revenues	2%		2%		1%
      As of January 1, 2002, we adopted SFAS No. 142 and as a consequence, stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. Intangible assets relating to continuing operations of approximately $0.1 million were reclassified to goodwill and amortization ceased effective January 1, 2002.

Impairment of Goodwill and Intangibles
      As required under SFAS No. 142, SCM evaluates the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet from time to time and we will record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.
      In 2004 we concluded that the carrying value of customer relations and core technology relating to a past acquisition was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, we took a charge of $0.4 million under SFAS No. 144 for intangible asset impairment.
      In 2003, no charge for impairment was recorded.
      In the fourth quarter of 2002, we concluded that the carrying value of goodwill and trade name assets relating to past acquisitions was not supportable in light of our then-current capital stock market valuation.

Accordingly, we took a charge of $15.4 million for goodwill and other indefinite-lived intangible asset impairment.

Restructuring and Other Charges (Credits)
      During 2004, SCM incurred restructuring and other credits related to continuing operations of $0.2 million, which resulted primarily from restructuring costs related to cost reduction actions taken by management during the second half of the year that included employee severance charges of $0.8 million and legal and professional costs of $0.1 million; other costs of $0.6 million, primarily related to settlement costs of claims asserted by a European customer, as well as other legal settlements and related legal costs; and offsetting credits of $1.7 million resulting from changes in estimates to European tax related matters.
      During 2003, we recorded restructuring and other charges of $4.7 million related to the closure and relocation of SCM facilities following the planned and subsequently completed sale of our Digital Media and Video business and the restructuring of our organization. The greatest proportion of restructuring costs related to employee severance. Other charges consisted of legal, accounting and professional fees related to the announced separation of our retail Digital Media and Video business and to tax related costs. The greatest proportion of other charges was for a change in estimate to tax provisions recorded in the previous year.
      During 2002, we recorded restructuring and other charges of $8.5 million related to the closure and relocation of SCM facilities resulting from the planned separation of our Digital Media and Video business. The greatest proportion of restructuring costs related to lease commitments and employee severance. Other charges consisted of legal, accounting and professional fees related to the announced separation of our retail Digital Media and Video business and to tax related costs. The greatest proportion of other charges was for a tax provision that related to foreign taxes due from customers and deemed non-collectible, followed by legal, accounting and professional costs related to the announced separation of our retail Digital Media and Video business.

Loss from Investments
      From time to time, we make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.
      We had no strategic investments in 2004 and therefore did not record a loss or gain related to investments.
      During 2003, we recorded a loss of $0.4 million from our investment in Cryptovision. This was offset by a gain of $0.2 million from the sale of our investment in ActivCard. The result was a loss on investments of $0.2 million for the year.
      During 2002, we wrote down our investment in ActivCard. The result was a charge to the statement of operations of $1.2 million.

Interest Income, Net
      Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt.
      Interest income, net was $0.8 million in each of the years 2004 and 2003 and $0.7 million in 2002. The reduction in investable cash balances in 2004 compared with 2003 was offset by higher rates of return on invested funds. During 2003, cash balances declined for part of the year, resulting in a decrease in interest income from cash. This was offset by additional interest income recorded for a tax refund that we received in the third quarter of 2003.

Foreign Currency Gains and Losses and Other Income and Expenses
      Foreign currency losses and other expenses were $1.2 million in 2004, compared with foreign currency gains and other income of $0.7 million in 2003 and foreign currency losses and other expenses of $2.4 million in 2002.
      During 2004, net foreign currency losses resulted from foreign currency losses of $1.5 million, due primarily to the decrease in the value of the U.S. dollar as compared with the euro, offset by other income of $0.3 million, primarily attributable to the settlement of transactional tax issues in Europe.
      During 2003, a weakening U.S. dollar negatively impacted foreign currency exchange rates. However, we did record a small gain for the year on foreign currency transactions, which was augmented by other income of $0.5 million, resulting from the refund to us of an investment made in prior periods.
      During 2002, we recorded foreign currency transaction losses from the revaluation of receivables (especially U.S. dollar denominated receivables) to the functional currency of our subsidiaries in Singapore, Germany and France. In addition, other expense of $0.4 million was also generated from various non-operating activities which occurred throughout the year.

Income Taxes
      In 2004, we recorded a net benefit for income taxes of $0.2 million, primarily due to changes in estimates for taxes related to foreign tax jurisdictions.
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

Discontinued Operations
      During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation.
      Net revenue for the retail Digital Media and Video business in 2004 and 2003 was $16,000 and $24.8 million, respectively. Operating loss for the same periods was $0.3 million and $15.1 million, respectively and net loss was $0.2 million and $14.3 million, respectively.
      During 2004, net gain on disposal of the retail Digital Media and Video business was $0.4 million and included $1.6 million of inventory and asset recoveries, offset by changes in estimate of lease commitments of $0.4 million and legal costs of $0.8 million. During 2003, net loss on disposal of the retail Digital Media and Video business was $15.1 million and included net inventory write-downs of $0.5 million; asset write-downs of $3.1 million; increased liabilities of $0.2 million; severance of $2.8 million; contract settlements and lease commitments of $4.5 million; transactional costs to sell the businesses of $2.6 million; and other costs of $1.4 million that related to the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.
Liquidity and Capital Resources
      As of December 31, 2004, our working capital, which we have defined as current assets less current liabilities, was $39.2 million compared to $50.7 million as of December 31, 2003. Working capital decreased in 2004 by approximately $11.6 million, due to a decrease in cash, cash equivalents and short-term investments of $8.9 million, a decrease in accounts receivable of $1.7 million, a decrease in inventory of $0.8 million and a decrease in other current assets of $6.5 million, partially offset by a decrease in current liabilities of $6.3 million.

      In 2004, cash and cash equivalents decreased by $18.2 million, primarily due to cash used in operating activities of $11.2 million and cash used in investing activities of $9.9 million, partially offset by cash provided by financing activities of $0.8 million and the effect of exchange rates on cash and cash equivalents of $2.1 million. Cash used in continuing operations of $10.8 million was primarily due to a net loss of $18.8 million, depreciation and amortization of $3.2 million, the loss on disposal of fixed assets of $0.1 million, the impairment of intangible assets of $0.4 million, decreases in accounts receivable and inventory of $1.6 million and $1.4 million, respectively and an increase in other assets of $7.3 million. These were partially offset by decreases in accounts payable of $2.2 million, accrued expenses of $2.7 million, income taxes payable of $0.8 million and gain from discontinued operations of $0.3 million. Cash used in operating activities from discontinued operations was $0.4 million.
      Cash used in investing activities from continuing operations was primarily for capital expenditures of $0.4 million and net purchases of short-term investments of $9.5 million. Cash used in financing activities was primarily from the issuance of common stock of $0.8 million related to the Company’s employee stock purchase and stock option programs. At December 31, 2004, our outstanding stock options as a percentage of outstanding shares were 19%, compared to 19% at December 31, 2003.
      During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program in which up to $5 million may be used to purchase shares of our stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. No shares were repurchased under the stock repurchase program during fiscal 2004 and the program ended in the fourth quarter of 2004. During the two years in which the program was active, we repurchased a total of 618,400 shares of our common stock for an aggregate of $2.8 million.
      The Company has two separate overdraft facilities for the Company’s manufacturing facility of 4.0 million and 5.9 million Singapore dollars (approximately $2.4 million and $3.6 million as of December 31, 2004) with base interest rates of 4.8% and 7.0% respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2004.
      During 2004, we used $10.8 million in cash to fund continuing operations. In the coming months, we expect to continue to use cash to fund operations, and we currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2005. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.
Off-Balance Sheet Arrangements
      We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.
Contractual Obligations
      The following summarizes expected cash requirements for contractual obligations as of December 31, 2004 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$9,605	$2,299	$3,122	$2,099	$2,085
Purchase commitments	5,126	4,887	206	33	—

Total Obligations	$14,731	$7,186	$3,328	$2,132	$2,085

Factors That May Affect Future Results
      Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.
      If any of the following actually occur, our business, financial condition, results of operations, cash flows or product market share could be materially adversely affected and the trading price of our common stock could decline substantially.

We have incurred operating losses and may not achieve profitability.
      We have a history of losses with an accumulated deficit of $180.3 million as of December 31, 2004. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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
      We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected.

Our strategy to grow revenue and become profitable depends on our ability to identify and secure new customers and market opportunities at a faster rate than the rate of decline in our sales from legacy customers and products.
      Over the last several quarters, sales of our legacy Digital TV products have declined significantly, primarily due to competition for our traditional customer base. Sales of our PC Security products have also declined, to a lesser degree, due to the slow pace of large digital security projects which could utilize our products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Technical issues with our new conditional access modules for Europe have limited their sales and competition in this market segment has increased. Government delays with issuing digital certificates to operators have delayed deployment of our CableCARD modules in Korea and as a result, shipment of our modules to Korean operators has been postponed. Our physical access control product for the U.S. government faces substantial competition, and there is no guarantee that we will be successful in securing a significant portion of this market opportunity. If we are not able to sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.
      Our common stock is listed both on the Prime Standard of the Frankfurt Stock Exchange and on the Nasdaq Stock Market and we currently experience a significant volume of trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on Nasdaq Stock Market may cause our stock price to fluctuate. For example, investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the Nasdaq Stock Market conditions, could negatively impact our stock price. In addition, our inclusion or removal from European stock indices could impact our stock trading patterns and price. For example, in September 2004 our stock was removed from the European TecDAX index of technology companies. The performance of companies on the TecDAX is widely publicized in Europe and stocks in the TecDAX may experience volatility related to that publicity. As a result of our removal from the TecDAX, some investors decreased their positions in our stock and we experienced significantly higher trading volumes and a reduction in our stock price.

Our stock price has been and is likely to remain volatile.
      Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from March 10, 2004 to March 9, 2005, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.51 and $8.21 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected or announced relationships with other companies;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the Nasdaq Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation developments; and

•	general market downturns.
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
      Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, broadcasters and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, three customers accounted for approximately 19% of our total net revenue in the twelve months ended December 31, 2004 and two customers accounted for approximately 29% of our total net revenue in the twelve months ended December 31, 2003. The July 2003 divestiture of our retail Digital Media and Video business increased our dependence on a small customer base. Any additional consolidation of our business lines could further increase our dependence on a limited number of customers. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of several emerging product markets.
      We sell our products primarily to emerging product markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by several factors, including, but not limited to, the following:

•	general economic conditions;

•	the slow pace and uncertainty of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.
      Products such as our conditional access modules and smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped could be impacted. For example, in late January 2004 we learned that Digital TV modules shipped to a customer during the fourth quarter of 2003 encountered performance issues and that the customer was unwilling to pay for the products until all issues were resolved. As a result, we did not recognize revenue for the shipments of those products in the fourth quarter of 2003 and our revenue levels in that quarter were below the range of estimates originally provided by management.
      In the event of a defect or other problem or a perceived defect or problem, we may have to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problems and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customer, we may be required to incur substantial product recall, repair or replacement or even litigation costs. These costs could have a material adverse effect on our business and operating results
      In addition, because the majority of our customers rely on our digital security products to prevent unauthorized access to their digital information, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.

If we do not achieve our targeted levels of revenues or anticipate the correct mix of products that will be sold, we may be required to record further charges related to excess inventories.
      Due to the unpredictable nature of the demand for our products, we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value. In order to minimize the negative financial impact of excess production, we may be required to significantly reduce the sales price of the product to increase demand, which in turn could result in a reduction in the value of the original inventory purchase. Writing down inventory or reducing product prices could adversely impact our cost of revenues and financial condition. For example, we recorded inventory write-downs in each of the four quarters of 2004, totaling $5.9 million in charges to inventory for our Digital TV, PC Security and Flash Media Interface Products. These charges to our cost of revenues negatively impacted our gross and operating margins for each of the four quarters of 2004 and for the year as a whole.

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
      Most of our products are manufactured outside the United States, either by us or by contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

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
      If we or any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner or at all or on reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements.

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.
      The markets for our products are characterized by rapidly changing technology and the need to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. For example, in the second quarter of 2004 we determined that we would no longer be able to sell one of our legacy Digital TV products because of a sharp decrease in market demand due to competition from unlicensed products in the market. We also determined that a newer Digital TV product was unmarketable after we received notice from a customer that it would no longer purchase the product, which had been customized for that customer. As a result, we recognized significantly less revenue than anticipated and wrote down significant levels of inventory in the second quarter, and reduced our future expectations for revenue related to these products.
      Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. For example, we are beginning to bring to market a line of smart card readers designed to provide secure physical access to U.S. government buildings and other facilities. Industry specifications and market requirements for physical access are still evolving and competition for this market is already well established. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products.
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

Our markets are highly competitive.
      The markets for our products are intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the markets for our products include:

•	the extent to which products must support existing industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	technical features;

•	quality and reliability;

•	our ability to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of distribution channels; and

•	price.
      We currently experience competition from a number of companies in each of our target market segments and we believe that competition in our markets is likely to intensify as a result of increasing demand for digital access products. We may not be successful in competing against offerings from other companies, and could lose business as a result.
      In our Digital TV business, we are adversely affected by competition from companies that provide conditional access modules using unlicensed, emulated conditional access decryption systems. We have lost and will likely continue to lose business to these competitors and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unlicensed use.
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

Sales of smart card readers to the U.S. government could be impacted by uncertainty of timelines and budgetary allocations as well as by the delay of standards for information technology (IT) projects.
      Historically, we have sold a significant proportion of our smart card reader products to the U.S. government and we anticipate that some portion of our future revenues will also come from the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, during 2003, our sales of smart card reader products for the U.S. government’s Common Access Card program significantly decreased from 2002 levels as this program neared full deployment. While the U.S. government has announced plans for several new smart card-based security projects, none have yet reached a stage of sustained high volume card or reader deployment, in part due to the lack of agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.

We may have to take back unsold inventory from our customers.
      Although our contractual obligations to accept returned products from our distributors and OEM customers are limited, if demand is less than anticipated, these customers may ask that we accept returned products that they do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. While we have experienced some product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order. In this regard, we incurred charges related to inventory write-downs in 2002, 2003 and 2004.

We have global operations, which require significant financial, managerial and administrative resources.
      Our business model includes the management of three separate product lines that address three disparate market opportunities, which are dispersed geographically. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world. Managing our various development, sales and administrative operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels. Based on our business model and geographic structure, if we do not grow revenues, we will likely not reach profitability.
      Operating in diverse geographic locations also imposes significant burdens on our managerial resources. In particular, our management must:

•	divert a significant amount of time and energy to manage employees and contractors from diverse cultural backgrounds and who speak different languages;

•	maintain sufficient internal financial controls in multiple geographic locations that may have different control environments;

•	manage different product lines for different markets;

•	manage our supply and distribution channels across different countries and business practices; and

•	coordinate these efforts to produce an integrated business effort, focus and vision.
      Any failure to effectively manage our operations globally could have a material adverse effect on our business and operating results.

We conduct the majority of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.
      We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 69% and 76% of our revenues for the years ended December 31, 2004 and 2003, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

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
      In addition, the ongoing involvement of U.S. military forces in Iraq coupled with the possibility of terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty or other consequences resulting from the current military action in Iraq could negatively impact consumer as well as business confidence, at least in the short term.

Our key personnel are critical to our business, and such key personnel may not remain with us in the future.
      We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel were to leave and not be replaced, our business could be adversely affected.
      We also believe that our future success will depend in large part on our ability to attract and retain highly qualified technical and management personnel. However, competition for such personnel is intense. We may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future.

We are subject to a lengthy sales cycle and additional delays could result in significant fluctuations in our quarterly operating results.
      Our initial sales cycle for a new OEM customer usually takes a minimum of six to nine months. During this sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

We face risks associated with our past and future acquisitions.
      A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. From time to time we may buy or make investments in additional complementary companies, products and technologies. Any acquisition could expose us to significant risks.

Use of Cash or Issuance of Securities
      A potential investment is likely to result in the use of our limited cash balances or require that we issue debt or equity securities to fund the acquisition. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants that could have an adverse effect on our business operations. There is no assurance that we would be able to obtain equity or debt financing on favorable terms or at all.

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
      We rely upon a limited number of suppliers of several key components of our products, which may expose us to certain risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our digital media readers, are in great demand. This could result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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
      There has been a great deal of litigation in the technology industry regarding intellectual property rights and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation.
      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Because many of our products are sold and a portion of our business is conducted overseas, primarily in Europe, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, under the recently issued Financial Accounting Standard Board Statement No, 123R, we will be required to apply certain expense recognition provisions beginning July 1, 2005 to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.
      Under section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management. While we believe that our internal controls are effective, we cannot be certain that we will consistently be able to report that our controls are without material weakness, or to complete our evaluation of those controls in a timely fashion. Similarly, we cannot be certain that our auditors will consistently be able to attest that no material weakness in our controls exists.
      If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of the Sarbanes-Oxley Act, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in the Company and/or its reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.
      In addition, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

We face risks from litigation.
      From time to time, we may be subject to litigation, which could include claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any claims or litigation may be time-consuming and costly, cause product shipment delays, require us to redesign our products, require us to accept return of product and write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.
      We expect the likelihood of intellectual property infringement and misappropriation claims to increase as the number of products and competitors in our markets grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

We are exposed to credit risk on our accounts receivable. This risk is heightened in times of economic weakness.
      We distribute our products both through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. While we seek to monitor and limit our exposure to credit risk on our trade and non-trade receivables, we may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies deteriorate, one or more of our customers could experience a weakened financial condition and we could incur a material loss or losses as a result.

Factors beyond our control could disrupt our operations.
      We face a number of potential business interruption risks that are beyond our control. For example, in past periods, the State of California experienced intermittent power shortages and interruption of service to some business customers. Additionally, we may experience natural disasters that could disrupt our business. For example, our corporate headquarters are located near a major earthquake fault. Power shortages, earthquakes or other disruptions could affect our ability to report timely financial statements.

Provisions in our agreements, charter documents, Delaware law and our rights plan may delay or prevent the acquisition of our Company, which could decrease the value of your shares.
      Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us or enter into a material transaction with us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.
      We have adopted a stockholder rights plan. The triggering and exercise of the rights would cause substantial dilution to a person or group that attempts to acquire SCM on terms or in a manner not approved by SCM’s Board of Directors, except pursuant to an offer conditioned upon redemption of the rights. While the rights are not intended to prevent a takeover of SCM, they may have the effect of rendering more difficult or discouraging an acquisition of SCM that was deemed to be undesirable by our Board of Directors.
      Although we believe the above provisions and the adoption of a rights plan may provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions will apply even if the offer were to be considered adequate by some of our stockholders. Also, because these provisions may be deemed to discourage a change of control, they could decrease the value of our common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currencies
      We transact business in various foreign currencies, primarily in certain European countries, Singapore, India and Japan. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated sales and operating expenses in Europe, Singapore, India and Japan, where we conduct business in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.
      Our foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed a sensitivity analysis as of December 31, 2004 and 2003 using a modeling technique which evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at December 31, 2004 and 2003. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $1.8 million and $6.2 million for 2004 and 2003, respectively.
Fixed Income Investments
      We do not use derivative financial instruments in our investment portfolio. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of any investment in our portfolio is limited to two years. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria we have established, our exposure to market and credit risk is not expected to be material.
      At December 31, 2004, we had $31.2 million in cash and cash equivalents and $15.0 million in short-term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2004, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this Item is incorporated by reference to pages F-1 through F-28 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, such that the information relating to SCM, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to SCM’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
      The management of SCM is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      An internal material control weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weakness in the Company’s internal control over financial reporting.
      As of December 31, 2004, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and the related financial statement disclosures. The material weakness, although resulting in a material misstatement of certain components of the Company’s deferred income tax disclosures included in the notes to the Company’s financial statements, did not result in a material misstatement of the provision for income taxes or of the net deferred income tax balance sheet accounts. Further, the effect of the material weakness had no impact on the Company’s revenue, cash flow or pre-tax loss. The misstatements were identified during the 2004 audit and corrected in all material respects prior to the issuance of the financial statements.
      In making the assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective, based on the COSO criteria.
      Our independent auditors have issued an attestation on management’s assessment of SCM’s internal control over financial reporting. This report appears below.
Management’s Response and Plan for Improvement
      Management has responded to the identification of the material weakness related to our internal control over financial reporting of the provision for income taxes and related disclosures in the 2004 financial statements by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our Annual Report on Form 10-K is reliable. Detailed validation work was performed by internal personnel and external advisors with respect to all our financial close procedures surrounding the provision for income taxes in order to verify the financial information and to substantiate the disclosures contained in our Annual Report on Form 10-K.

      The Company is currently taking steps to improve its review procedures related to the preparation of tax provisions and required disclosures and expects to be able to remediate identified weaknesses in future periods.
Changes in Internal Control Over Financial Reporting
      In connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls, including strengthening our income tax provision review control procedure. We made no significant changes to the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
SCM Microsystems, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SCM Microsystems, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and the related financial statement disclosures. The material weakness resulted in a material misstatement of certain components of the Company’s deferred income tax disclosures included in the notes to the Company’s financial statements and did not result in a material misstatement of the provision for income taxes or of the net deferred income tax balance sheet accounts.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2005

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Item 10 concerning our directors and officers will be set forth under the captions “Election of Directors” and “Matters Relating to the Board of Directors” in the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the “Proxy Statement,” which information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” that will be set forth in the Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” that will be set forth in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 will be set forth under the sections captioned “Executive Compensation” and “Performance Graph” contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by Item 14 will be set forth under the caption “Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents Filed with Report

1. Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Reports are incorporated by reference to pages F-1 through F-28 of this Form 10-K.

a. The consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, together with the notes thereto.

b. The report of our Independent Registered Public Accounting Firm.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Additions	Balance at
	Beginning of			from	End of
Classification	Period	Additions	Deductions	Acquisition*	Period

	(In thousands)
Accounts receivable allowances Year ended December 31, 2002	$5,331	$2,965	$2,969	$—	$5,327
Year ended December 31, 2003	5,327	2,584	4,608	—	3,303
Year ended December 31, 2004	3,303	119	1,215	—	2,207
Warranty accrual
Year ended December 31, 2002	$747	$462	$704	$184	$689
Year ended December 31, 2003	689	329	692	—	326
Year ended December 31, 2004	326	423	505	—	244

*	Represents additional allowances from the Towitoko acquisition in 2002.

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3	.2(5)	Amended and Restated Bylaws of Registrant.

3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4	.1(1)	Form of Registrant’s Common Stock Certificate.

4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10	.1(1)	Form of Director and Officer Indemnification Agreement.

10	.2(8)	Amended 1997 Stock Plan.

10	.3(1)	1997 Employee Stock Purchase Plan.

10	.4(1)	1997 Director Option Plan.

10	.5(1)	1997 Stock Option Plan for French Employees.

10	.6(1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10	.7(2)	2000 Non-statutory Stock Option Plan.

10	.8(2)	Dazzle Multimedia, Inc. 1998 Stock Plan.

10	.9(2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10	.11(1)	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10	.12(1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.

10	.13(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10	.14(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10	.15(7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.

10	.16(7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.

10	.17(8)	Offer Letter with Steven L. Moore.

10	.18(8)	Agreement with Brian Campbell.

10	.19(8)	Amended and Restated Severance Agreement with Andrew Warner.

10	.20(8)	Pinnacle Systems, Inc. Declaration of Registration Rights.

10	.21(9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.

10	.22(10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.

10	.23(10)	Agreement with Andrew Warner.

10	.24(12)	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

10	.25(13)	Description of Executive Compensation Arrangement.

10.26		Form of Employment Agreement between SCM Microsystems GmbH and Ingo Zankel.

10.27		Management by Objective (MBO) Bonus Program Guide.

10.28		2004 Summary Compensation Table for Executive Officers.

10.29		2004 Summary Compensation Table for Directors.

Exhibit
Number	Description of Document

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer and Director
March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Steven Humphreys Steven Humphreys	Chairman of the Board	March 30, 2005

/s/ Robert Schneider Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2005

/s/ Steven L. Moore Steven L. Moore	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Manuel Cubero Manuel Cubero	Director	March 30, 2005

/s/ Hagen Hultzsch Hagen Hultzsch	Director	March 30, 2005

/s/ Oystein Larsen Oystein Larsen	Director	March 30, 2005

/s/ Ng Poh Chuan Ng Poh Chuan	Director	March 30, 2005

/s/ Simon Turner Simon Turner	Director	March 30, 2005

/s/ Andrew Vought Andrew Vought	Director	March 30, 2005

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of SCM Microsystems, Inc.:
      We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2005

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,181	$49,382
Short-term investments	14,972	5,656
Accounts receivable, net of allowances of $2,207 and $3,303 as of December 31, 2004 and 2003, respectively	8,700	10,378
Inventories	8,319	9,108
Other taxes receivable	—	5,031
Other current assets	2,336	3,878

Total current assets	65,508	83,433
Property and equipment, net	4,597	6,321
Intangible assets, net	1,740	3,076
Other assets	1,462	3,612

Total assets	$73,307	$96,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,790	$7,571
Accrued compensation and related benefits	2,670	2,914
Accrued restructuring and other charges	9,879	11,635
Accrued professional fees	2,011	1,927
Accrued royalties	1,794	942
Other accrued expenses	3,189	5,137
Income taxes payable	2,014	2,537

Total current liabilities	26,347	32,663

Deferred tax liability	131	355
Commitments and contingencies (see Note 14 and 16)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,484 and 15,300 shares issued and outstanding as of December 31, 2004 and 2003, respectively	15	15
Additional paid-in capital	227,398	226,582
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(180,321)	(161,658)
Other cumulative comprehensive gain	2,514	1,262

Total stockholders’ equity	46,829	63,424

Total liabilities and stockholders’ equity	$73,307	$96,442

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenue	$49,084	$66,488	$90,075
Cost of revenue	34,192	39,661	56,501

Gross profit	14,892	26,827	33,574

Operating expenses:
Research and development	10,439	9,535	8,567
Selling and marketing	11,511	11,469	10,466
General and administrative	10,387	11,502	11,270
Amortization of intangibles	1,078	1,129	819
Impairment of intangibles	388	—	6,578
Restructuring and other charges (credits)	(185)	4,728	8,500

Total operating expenses	33,618	38,363	46,200

Loss from operations	(18,726)	(11,536)	(12,626)
Loss from investments	—	(240)	(1,242)
Interest income, net	809	801	717
Foreign currency gains (losses) and other income (expense)	(1,203)	715	(2,396)

Loss from continuing operations before income taxes	(19,120)	(10,260)	(15,547)
Benefit (provision) for income taxes	178	1,442	(3,200)

Loss from continuing operations	(18,942)	(8,818)	(18,747)
Loss from discontinued operations, net of income taxes	(151)	(14,256)	(30,327)
Gain (loss) on sale of discontinued operations	430	(15,102)	—

Net loss	$(18,663)	$(38,176)	$(49,074)

Basic and diluted loss per share from continuing operations	$(1.23)	$(0.57)	$(1.20)

Basic and diluted income (loss) per share from discontinued operations	$0.02	$(1.92)	$(1.95)

Basic and diluted net loss per share	$(1.21)	$(2.49)	$(3.15)

Shares used to compute basic and diluted income (loss) per share	15,402	15,317	15,597

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
Years Ended December 31, 2004, 2003 and 2002

							Cumulative
	Common Stock		Additional		Deferred		Comprehensive	Total
			Paid-In	Treasury	Stock	Accumulated	Income	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	(Loss)	Equity	Loss

	(In thousands)
Balances, January 1, 2002	15,541	$16	$224,433	$—	$(849)	$(74,408)	$(7,411)	$141,781
Issuance of common stock upon exercise of options	44	—	309	—	—	—	—	309
Issuance of common stock under Employee Stock Purchase Plan	110	—	656	—	—	—	—	656
Repurchase of common stock	(113)	—	—	(674)	—	—	—	(674)
Proceeds from notes	—	—	324	—	—	—	—	324
Adjustment of deferred compensation related to terminated employees	—	—	(114)	—	114	—	—	—
Amortization of deferred stock compensation	—	—	—	—	318	—	—	318
Realized loss on investments adjustment	—	—	—	—	—	—	1,259	1,259	$1,259
Unrealized loss on investments	—	—	—	—	—	—	(109)	(109)	(109)
Foreign currency translation adjustment	—	—	—	—	—	—	5,310	5,310	5,310
Net loss	—	—	—	—	—	(49,074)	—	(49,074)	(49,074)

Comprehensive loss	—	—	—	—	—	—	—	—	$(42,614)

Balances, December 31, 2002	15,582	16	225,608	(674)	(417)	(123,482)	(951)	100,100
Issuance of common stock upon exercise of options	72	—	491	—	—	—	—	491
Issuance of common stock under Employee Stock Purchase Plan	148	—	473	—	—	—	—	473
Repurchase of common stock	(506)	(1)	—	(2,103)	—	—	—	(2,104)
Proceeds from notes	4	—	207	—	—	—	—	207
Adjustment of deferred compensation related to terminated employees	—	—	(288)	—	288	—	—	—
Amortization of deferred stock compensation	—	—	—	—	129	—	—	129
Non-employee stock-based compensation expense	—	—	91	—	—	—	—	91
Realized gain on investments adjustment	—	—	—	—	—	—	(410)	(410)	$(410)
Unrealized gain on investments	—	—	—	—	—	—	74	74	74
Foreign currency translation adjustment	—	—	—	—	—	—	2,549	2,549	2,549
Net loss	—	—	—	—	—	(38,176)	—	(38,176)	(38,176)

Comprehensive loss	—	—	—	—	—	—	—	—	$(35,963)

Balances, December 31, 2003	15,300	15	226,582	(2,777)	—	(161,658)	1,262	63,424
Issuance of common stock upon exercise of options	70	—	413	—	—	—	—	413
Issuance of common stock under Employee Stock Purchase Plan	114	—	371	—	—	—	—	371
Non-employee stock-based compensation expense	—	—	32	—	—	—	—	32
Unrealized loss on investments	—	—	—	—	—	—	(202)	(202)	$(202)
Foreign currency translation adjustment	—	—	—	—	—	—	1,454	1,454	1,454
Net loss	—	—	—	—	—	(18,663)	—	(18,663)	(18,663)

Comprehensive loss	—	—	—	—	—	—	—	—	$(17,411)

Balances, December 31, 2004	15,484	$15	$227,398	$(2,777)	$—	$(180,321)	$2,514	$46,829

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(18,663)	$(38,176)	$(49,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(279)	29,358	30,327
Deferred income taxes	(224)	315	3,034
Depreciation and amortization	3,236	3,867	2,783
Stock-based compensation expense	32	51	—
Loss on disposal of property and equipment	58	132	342
Impairment of goodwill and intangibles	388	—	6,578
Loss on investments	—	240	1,242
Changes in operating assets and liabilities:
Accounts receivable	1,575	4,484	12,137
Inventories	1,352	6,063	(2,662)
Other assets	7,278	(1,265)	(3,641)
Accounts payable	(2,214)	(1,448)	(9,058)
Accrued expenses	(2,667)	(3,806)	8,449
Income taxes payable	(652)	(593)	1,018

Net cash provided by (used in) operating activities from continuing operations	(10,780)	(778)	1,475
Net cash provided by (used in) operating activities from discontinued operations	(392)	3,067	(3,000)

Net cash provided by (used in) operating activities	(11,172)	2,289	(1,525)

Cash flows from investing activities:
Capital expenditures	(362)	(1,185)	(897)
Proceeds from disposal of property and equipment	32	13	19
Purchase of long-term investments	—	(432)	—
Businesses acquired, net of cash received	—	—	(4,157)
Maturities of short-term investments	4,849	4,605	1,305
Purchases of short-term investments	(14,385)	(5,074)	(5,586)

Net cash used in investing activities from continuing operations	(9,866)	(2,073)	(9,316)
Net cash used in investing activities from discontinued operations	—	(240)	(650)

Net cash used in investing activities	(9,866)	(2,313)	(9,966)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	784	1,049	1,289
Repurchase of common stock	—	(2,103)	(674)

Net cash provided by (used in) financing activities	784	(1,054)	615

Effect of exchange rates on cash and cash equivalents	2,053	327	1,588

Net decrease in cash and cash equivalents	(18,201)	(751)	(9,288)
Cash and cash equivalents, beginning of year	49,382	50,133	59,421

Cash and cash equivalents, end of year	$31,181	$49,382	$50,133

Supplemental disclosures of cash flow information:
Income tax refunds received	$730	$2,127	$—

Income taxes paid	$144	$122	$584

Interest paid	$—	$5	$53

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      SCM Microsystems (the “Company” or “SCM”) was incorporated under the laws of the State of Delaware in December 1996. The principal business activity of the Company is the design, development and sale of hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. The Company sells its products primarily into three market segments: PC Security, Digital TV and Flash Media Interface. In the PC Security market, SCM provides smart card reader technology that enables secure access to PCs, networks and physical facilities. In the Digital TV market, SCM provides conditional access modules that provide secure, removable decryption for digital pay-TV broadcasts. In the Flash Media Interface market, SCM provides digital media readers and ASICs that are used to transfer digital content to and from various flash media. The Company’s target customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; digital TV operators and broadcasters and conditional access providers for our conditional access modules; and computer and photographic equipment manufacturers for our digital medial readers. The Company sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.
      The Company maintains its corporate headquarters in California and maintains European headquarters in Germany. The Company has worldwide operations, including research and development, manufacturing and sales and marketing.
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
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and accruals of product warranty, restructuring reserves and accruals, and other liabilities. Actual results could differ from these estimates.
      Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.
      Short-term Investments — Short-term investments consist of United States Treasury notes, corporate bonds, corporate notes, and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive loss. Gains and losses on sales of investments are determined on a specific identification basis. Short-term investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fair Value of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2004 and 2003, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 4 for fair value of investments.)
      Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Cost is determined on the first-in, first-out method.
      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over twenty-five to thirty years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.
      Goodwill, Intangible and Long-lived Assets — SCM evaluates the recoverability of goodwill on an annual basis or in certain circumstances as required under Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the useful lives of the related assets, from two to five years. During the fourth quarter of 2004, the Company recognized an impairment charge of $0.4 million relating to the intangible assets from a past acquisition.
      Revenue Recognition — The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue Recognition. Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped.
      Research and Development — Research and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products.
      Freight Costs — The Company reflects the cost of shipping its products to customers as cost of revenue. Customer reimbursements for freight are not significant.
      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 2004 and 2003, a full valuation allowance was provided against the net deferred tax assets.
      Stock-based Compensation — The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18 under the fair value based method.
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
      For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts) (See Note 10):

	December 31,

	2004	2003	2002

Net loss, as reported	$(18,663)	$(38,176)	$(49,074)
Add: Employee stock-based compensation included in reported net loss net of related tax effects	—	129	318
Less: Employee stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,494)	(3,197)	(8,349)

Pro forma net loss	$(21,157)	$(41,244)	$(57,105)

Net loss per share, as reported — basic and diluted	$(1.21)	$(2.49)	$(3.15)

Pro forma net loss per share — basic and diluted	$(1.37)	$(2.69)	$(3.66)

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
      The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards are shown above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting No. SFAS 123R.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.
      Net Loss Per Share — Basic net loss per share excludes potentially dilutive securities and is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts (including subsidiary options) to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.
      Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which, effective January 1, 2004, uses the U.S. dollar as its functional currency. The change in the functional currency of the Singapore subsidiary was in accordance with SFAS 52, Foreign Currency Translation, and reflects the changed economic facts and circumstances of the Singapore subsidiary. The books of record of the Singapore subsidiary are maintained in its functional currency, the U.S. dollar. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss. Gains and losses from transactions denominated in currencies other than the functional currencies of the Company or its subsidiaries are included in other income and expense. The Company recorded a currency loss of $1.5 million in fiscal 2004, a currency gain of $0.1 million in fiscal 2003 and a currency loss of $2.1 million in fiscal 2002.
      Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short-term investments and long-term investments. The Company’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. The Company primarily sells its products to companies in the United States, Asia and Europe. One customer represented 18% of account receivable as of December 31, 2004 and three customers represented 16%, 14% and 12%, respectively, of accounts receivable as of December 31, 2003. The Company does not require collateral or other security to support accounts receivable. To reduce risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses.
      Comprehensive Loss — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2004, 2003 and 2002 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive loss.
      Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123R requires that all share-based payments to

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees, including grants of employee stock options be recognized in the income statement based on their fair values. SFAS No. 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005. The pro forma impact of the adoption of SFAS No. 123 on the Company’s historical financial statements is included in the footnotes to the financial statements. The Company is evaluating the impact of the adoption of the new standard which may have a material impact on its future results of operations and financial position. (See Stock-based Compensation, contained above, within this Note, for additional disclosures on SFAS No. 123R.)
      In December 2004, FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. The Company does not expect adoption of this standard to have a material impact on the Company’s future results of operations and financial position.
      In November 2004, FASB issued SFAS No. 151 Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the impact of the adoption of the new standard on its future results of operations and financial position.
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
      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that the liability should initially be measured and recorded at fair value. In 2003, the Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have an impact on the historical results of operations or financial position.
      Reclassifications — Certain reclassifications have been made to the 2003 and 2002 financial statement presentation to conform to the 2004 presentation.

2.	Discontinued Operations
      On July 25, 2003, the Company completed the sale of selected assets of its digital video business, including substantially all product rights, inventory, intellectual property, trade names and other rights, to

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pinnacle Systems, Inc. (“Pinnacle”) for $21.5 million. Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the agreement, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle registered the shares with the SEC and SCM sold the stock over a period of several months. The proceeds received from the sale of the Pinnacle shares were less than $21.5 million and Pinnacle compensated SCM in cash to reach the $21.5 million level. Pursuant to an agreement signed on October 31, 2003, Pinnacle paid SCM an additional $2.0 million in cash including, but not limited to, the aforementioned adjustments.
      On August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. Under the agreement, Zio has purchased $2.5 million of reader inventory.
      As a result of these sales, the Company has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004 and 2003, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002.
      The operating results for the discontinued operations of the retail Digital Media and Video business for the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net revenue	$16	$24,829	$87,622
Operating loss	$(257)	$(15,107)	$(19,752)
Net loss before income taxes	$(151)	$(14,174)	$(19,747)
Income tax provision	$—	$(82)	$(10,580)
Loss from discontinued operations	$(151)	$(14,256)	$(30,327)
      During 2004, net gain on disposal of the retail Digital Media and Video business was $0.4 million and included $1.6 million of inventory and asset recoveries, offset by changes in estimate of lease commitments of $0.4 million and legal costs of $0.8 million.
      During 2003, net loss on disposal of the retail Digital Media and Video business was $15.1 million and included net inventory write-downs of $0.5 million; asset write-downs of $3.1 million; increased liabilities of $0.2 million; employee severance of $2.8 million; contract settlements and lease commitments of $4.5 million; transactional costs to sell the businesses of $2.6 million; and other costs of $1.4 million that related to the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.

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

      Intangible assets and goodwill from the acquisition approximated $3.5 million and represented the excess of the purchase price over the fair value of the tangible assets acquired less the liabilities assumed. The goodwill and trade name of $1.1 million were evaluated for impairment in accordance with SFAS No. 142 in the fourth quarter of 2002 and were written off. Intangible assets with definite lives are being amortized over their useful lives. The non-compete agreements were amortized over two years and the remaining intangible assets are being amortized over five years.
      Pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented would not be significantly different than SCM’s results of operations as stated.

4.	Short-Term Investments
      The fair value of short-term investments at December 31, 2004 and 2003 was as follows (in thousands):

	December 31, 2004

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$10,286	$—	$(276)	$10,010
U.S. government agencies	4,994	—	(32)	4,962

Total	$15,280	$—	$(308)	$14,972

	December 31, 2003

		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$4,304	$—	$(79)	$4,225
U.S. government agencies	1,440	1	(10)	1,431

Total	$5,744	$1	$(89)	$5,656

      During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. During 2002, because of the continued deterioration of general economic conditions, changes in specific market conditions for each investment and difficulties in obtaining additional funding, SCM determined that certain investments were impaired. Accordingly, SCM wrote down these investments to their fair market value as of September 30, 2002. The

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result was a charge to the statement of continuing operations of $1.2 million and $0.6 million to discontinued operations.

5.	Inventories
      Inventories consist of (in thousands):

	December 31,

	2004	2003

Raw materials	$4,604	$3,851
Work-in-process	1,152	1,025
Finished goods	2,563	4,232

Total	$8,319	$9,108

6.	Property and Equipment
      Property and equipment, net consist of (in thousands):

	December 31,

	2004	2003

Land	$284	$266
Building and leasehold improvements	3,034	2,187
Furniture, fixtures and office equipment	9,144	11,612
Automobiles	102	131
Purchased software	4,894	5,104

Total	17,458	19,300
Accumulated depreciation	(12,861)	(12,979)

Property and equipment, net	$4,597	$6,321

7.	Goodwill and Other Intangible Assets
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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2003 the Company determined that no impairment was required. In the fourth quarter of 2004, the Company determined that the intangible assets from a past acquisition were impaired and recorded a charge of $0.4 million.
      Intangible assets consist of the following (in thousands):

Continuing Operations

		December 31, 2004				December 31, 2003

		Gross				Gross
	Amortization	Carrying	Accumulated	Impairment		Carrying	Accumulated
	Period	Value	Amortization	Loss	Net	Value	Amortization	Net

Customer relations	60 months	$1,937	$(1,086)	$(44)	$807	$1,799	$(648)	$1,151
Core technology	60 months	3,984	(2,707)	(344)	933	3,828	(1,938)	1,890
Non-compete agreements	24 months	183	(183)	—	—	168	(133)	35

Total intangible assets		$6,104	$(3,976)	$(388)	$1,740	$5,795	$(2,719)	$3,076

Discontinued Operations

		December 31, 2003

		Gross
	Amortization	Carrying	Accumulated	Impairment
	Period	Value	Amortization	Loss	Net

Customer relations	60 months	$898	$(870)	$(28)	$—
Core technology	60 months	3,229	(2,994)	(235)	—

Total intangible assets		$4,127	$(3,864)	$(263)	$—

      In accordance with SFAS No. 142, only SCM’s intangible assets relating to core technology, customer relations and non-compete agreements are subject to amortization.
      Amortization expense related to intangible assets for continuing operations was $1.1 million, $1.1 million, and $0.8 million for the years ended December 31, 2004, 2003 and 2002 respectively.
      Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount

2005	$720
2006	720
2007	300

Total	$1,740

8.	Lines of Credit
      The Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore dollars (approximately $2.4 million, and $3.6 million respectively) with base interest rates of 4.8% and 7.0% respectively. Both of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of December 31, 2004.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring and Other Charges

Continuing Operations
      During 2004, 2003 and 2002, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $(0.2) million, $4.7 million and $8.5 million, respectively.
      Accrued liabilities related to restructuring actions and other activities during 2004, 2003 and 2002 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$—	$310	$—	$307	$6	$623
Provision for 2002	25	629	214	575	7,165	8,608
Changes in estimates	(25)	(38)	1	(16)	(30)	(108)

	—	591	215	559	7,135	8,500
Payments or write offs in 2002	—	(40)	(200)	(618)	(2,609)	(3,467)

Balances as of December 31, 2002	—	861	15	248	4,532	5,656
Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates	—	(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	—	124	49	114	6,807	7,094
Provision for 2004	620	9	17	831	106	1,583
Changes in estimates	(19)	20	(20)	(6)	(1,741)	(1,766)

	601	29	(3)	825	(1,635)	(183)
Payments or write offs in 2004	(601)	(101)	(46)	(508)	(40)	(1,296)

Balances as of December 31, 2004	$—	$52	$—	$431	$5,132	$5,615

      During 2004, SCM incurred restructuring and other credits related to continuing operations of $0.2 million, which resulted primarily from restructuring costs related to cost reduction actions taken by management during the second half of the year that included employee severance charges of $0.8 million and legal and professional costs of $0.1 million; other costs of $0.6 million, primarily related to settlement costs of claims asserted by a European customer, as well as other legal settlements and related legal costs; and offsetting credits of $1.7 million resulting from changes in estimates to European tax related matters.
      During 2003, SCM incurred restructuring and other charges related to continuing operations of $4.7 million. Restructuring costs during 2003 related to the closure and relocation of certain facilities and were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Other costs consisted of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division and to tax related costs. 2003 restructuring and other costs related to continuing operations included lease and contract commitments of $0.5 million, offset by credits of $0.5 million for lease commitments previously recorded for prior restructuring actions; asset write downs of $0.2 million related to restructuring and $0.1 million related to the separation of the Digital Media and Video division; severance costs of $1.9 million; and other costs of $2.5 million.
      Other costs for 2003 primarily consisted of $0.4 million in legal and professional fees related to restructuring activities; $0.4 million of write-off of the cumulative translation adjustment for those locations

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
where operations had been substantially liquidated; $0.3 million of legal, accounting and professional fees related to the separation of the Digital Media and Video division; and $1.4 million related to a change in estimate to tax provisions recorded in 2002 for foreign tax related charges, arising from the non-collectibility of tax related payments from customers. The Company substantially completed the restructuring actions in 2003 and did not incur further significant charges during 2004.
      During 2002, SCM incurred restructuring and other costs related to continuing operations of $8.5 million. Restructuring costs during 2002 related to the closure and relocation of certain facilities. Other costs consisted of legal, accounting and professional fees relating to the announced separation of the Digital Media and Video division and tax related costs. 2002 restructuring and other costs related to continuing operations included approximately $0.6 million of costs related to lease commitments; $0.2 million of asset write downs; $0.6 million of severance costs; and $7.1 million of other costs.
      Other costs for 2002 primarily consisted of a tax provision of $4.2 million related to foreign tax charges arising from the non-collectibility of tax related payments from customers; legal, accounting and professional fees of $2.8 million related to the separation of the Digital Media and Video division; and $0.1 million of other related costs.

Discontinued Operations
      During 2004, 2003, and 2002, SCM incurred restructuring and other charges related to discontinued operations of approximately $1.3 million, $13.0 million, and $3.1 million, respectively.
      Accrued liabilities related to restructuring actions and other activities during 2004, 2003 and 2002 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2002	$578	$1,205	$43	$—	$267	$2,093
Provision for 2002	776	1,363	817	383	140	3,479
Changes in estimates	(158)	(190)	—	—	—	(348)

	618	1,173	817	383	140	3,131
Payments or write offs in 2002	(862)	(340)	(818)	(284)	(401)	(2,705)

Balances as of December 31, 2002	334	2,038	42	99	6	2,519
Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	—	3,912	9	275	345	4,541
Provision for 2004	—	43	22	7	826	898
Changes in estimates	—	450	—	(65)	—	385

	—	493	22	(58)	826	1,283
Payments or write offs in 2004	—	(445)	(31)	(217)	(867)	(1,560)

Balances as of December 31, 2004	$—	$3,960	$—	$—	$304	$4,264

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, exit costs related to discontinued operations were $1.3 million and consisted of approximately $0.8 million of legal and professional fees and $0.5 million of lease contracts and commitments. The Company has substantially completed the exiting of the retail Digital Media and Video business and does not expect to incur further significant charges during 2005, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 16.)
      Restructuring costs of $25,000 related to discontinued operations apply for the first quarter of fiscal 2003 and primarily consisted of asset write-downs.
      Exit costs related to discontinued operations apply for the nine months ended December 31, 2003. These charges were in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. Exit costs consisted of lease commitments of $2.2 million; contract settlements of $2.3 million; asset write-downs of $1.7 million; severance costs of $2.8 million; legal and professional fees of $2.6 million; and other costs of $1.4 million, which primarily consisted of the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.
      Restructuring and other charges related to discontinued operations for 2002 consisted of lease commitments of approximately $1.2 million; asset write-downs of $0.8 million; severance costs of $0.4 million and other costs of $0.1 million. Restructuring costs related to the outsourcing of logistics services for the Digital Media and Video division. Other charges of $0.6 million related to legal settlement costs.

10.	Stockholders’ Equity

Repurchase Plan
      In October 2002, the Company’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. During 2004, the Company made no repurchases under the program. The stock repurchase program ended in the fourth quarter of 2004. Under the program, the Company repurchased a total of 618,400 shares of its common stock for an aggregate of $2.8 million.

Stockholders Rights Plan
      On November 8, 2002, the Company’s Board of Directors approved a stockholders rights plan. Under the plan, the Company declared a dividend of one preferred share purchase right for each share of SCM common stock held by SCM stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from the Company one one-thousandth of a share of Series A participating preferred stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of SCM or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of the Company.

Stock Options
      Under the Company’s stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company’s common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year period and are generally exercisable for a term of ten years after issuance. A total of 2,898,231 shares of common stock are currently reserved for future grant under the Plans.

1997 Employee Stock Purchase Plan
      Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), up to 1,021,887 shares of the Company’s common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2004, 2003 and 2002, a total of 114,151, 148,344, and 110,454 shares, respectively, were issued under the plan. 541,104 shares were available under the Purchase Plan for future issuance as of December 31, 2004.
      Stock option activity during the periods indicated is as follows:

	Outstanding Options

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balances as of January 1, 2002 (1,290,170 exercisable at $30.17 per share)	3,943,149	$28.31
Options granted (weighted average fair value of $7.02 per share)	316,250	9.01
Options canceled	(827,510)	31.78
Options exercised	(43,669)	7.07

Balances as of December 31, 2002 (1,809,430 exercisable at $27.58 per share)	3,388,220	25.94
Options granted (weighted average fair value of $3.68 per share)	703,545	4.35
Options canceled	(1,040,420)	21.29
Options exercised	(71,486)	6.87

Balances as of December 31, 2003 (1,756,560 exercisable at $29.54 per share)	2,979,859	22.92
Options granted (weighted average fair value of $3.07 per share)	512,897	3.95
Options canceled	(495,693)	25.36
Options exercised	(69,477)	5.95

Balances as of December 31, 2004	2,927,586	$19.58

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding as of December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 2.70 - $ 5.90	852,658	8.80	$3.45	223,808	$4.07
$ 6.00 - $ 8.10	805,451	6.60	7.88	524,340	7.93
$ 8.25 - $32.00	543,287	5.16	19.55	462,107	21.33
$39.06 - $52.63	616,107	5.21	47.55	616,107	47.55
$57.88 - $83.00	110,083	4.73	73.76	110,083	73.76

$ 2.70 - $83.00	2,927,586	6.61	$19.58	1,936,445	$27.03

Additional Stock Plan Information
      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.
      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company had adopted the fair value method. (See Note 1). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2004	2003	2002

Risk-free interest rate	3.43%	2.82%	3.94%
Volatility	93%	106%	93%
Dividend yield	None	None	None
      In addition, for 2004, 2003 and 2002, the estimated weighted average expected life of employee stock options was four years after the vesting date.
      The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2004	2003	2002

Expected life	6 months	6 months	6 months
Risk-free interest	2.00%	1.07%	2.00%
Volatility	73%	93%	89%
Dividend yield	None	None	None
      The weighted-average fair value of purchase rights granted under the Purchase Plan in 2004, 2003 and 2002 was $1.89, $1.89, and $4.01 per share, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock-based Compensation
      In connection with the acquisition of Dazzle in 2000, the Company issued options to purchase 200,746 shares of SCM common stock to Dazzle employees to replace their outstanding options granted under the Dazzle Stock Option Plan. Options to purchase 52,193 shares of SCM common stock were granted to replace Dazzle options that were outstanding when SCM first acquired a controlling interest in Dazzle. All these options were fully vested. The fair value of these options of approximately $1.8 million was included in the purchase price of the Dazzle acquisition according to APB Opinion No. 16, Business Combinations and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation. Options to purchase 148,553 shares of SCM common stock were granted to replace Dazzle options granted subsequent to the date SCM first acquired a controlling interest in Dazzle. The intrinsic value as of the grant date of $5.6 million was recorded as deferred stock-based compensation according to APB Opinion No. 25, Accounting for Stock Issued to Employees and EITF Issue No. 00-23. The intrinsic value of $1.4 million related to these options that were vested on the date of grant and were expensed on the grant date. During 2001, a number of employees who were granted options under the program described above left the Company. Deferred stock-based compensation was reduced by $2.5 million for these employees since the related unvested options were canceled. The remaining deferred stock-based compensation was amortized over the remaining vesting periods of these options. For the year ended December 31, 2004, the Company recorded no expense related to the deferred stock-based compensation. For the years ended December 31, 2003 and 2002, the Company expensed approximately $0.1 million and $0.3 million, respectively, of the deferred stock-based compensation. The amounts have been included in discontinued operations.

11.	Income Taxes
      Loss before income taxes for domestic and non-U.S. continuing operations is as follows (in thousands):

	2004	2003	2002

Net loss before income taxes:
U.S.	$(2,779)	$(8,968)	$(10,670)
Foreign	(16,341)	(1,292)	(4,877)

Total loss before income taxes	$(19,120)	$(10,260)	$(15,547)

      The benefit (provision) for income taxes consisted of the following (in thousands):

	2004	2003	2002

Deferred:
Federal	$—	$—	$(1,934)
State	—	—	(215)
Foreign	228	—	—

	228	—	(2,149)

Current:
Federal	—	2,127	—
State	(2)	—	—
Foreign	(48)	(685)	(1,051)

	(50)	1,442	(1,051)

Total benefit (provision) for income taxes	$178	$1,442	$(3,200)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Bad debt allowances	$283	$1,321
Inventory reserve	90	360
Net operating loss carryforwards	51,146	34,542
Accrued and other	8,632	7,071

	60,151	43,294
Less valuation allowance	(59,262)	(43,294)

	889	—
Deferred tax liability:
Other	(1,020)	(355)

Net deferred tax liability	$(131)	$(355)

      As of December 31, 2004, net operating losses of $10.3 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentive stock options are included in the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders’ equity when the Company generates taxable income.
      The Company has $5.4 million of net operating losses related to an acquisition in Germany. When realized, the benefits will be credited first to reduce to zero any non-current intangible assets related to the acquisition and second to reduce income tax expense.
      During the year ended December 31, 2004, the Company recognized a benefit of $0.3 million from the utilization of foreign net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.
      The benefit (provision) for taxes reconciles to the amount computed by applying the statutory federal rate to loss before income taxes from continuing operations as follows:

	2004	2003	2002

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	—	3%	4%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	13%	(11)%	15%
Expenses not currently deductible for tax purposes	—	(10)%	(2)%
Impairment of nondeductible goodwill and intangibles	(1)%	—	(15)%
Valuation allowance	(49)%	(2)%	(61)%
Other	4%	—	4%

Benefit (provision) for income taxes	1%	14%	(21)%

      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $100.5 million for federal, $53.2 million for state and $45.2 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2019 for federal purposes and have already begun to expire for state and foreign purposes.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has research credit carryforwards of approximately $0.7 million and $0.6 million for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will expire in various amounts beginning in 2019. The California credits can be carried forward indefinitely.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.
      The Company has no present intention of remitting undistributed earnings of foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

12.	Net Loss Per Share
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands, except per share amounts).

	Years Ended December 31,

	2004	2003	2002

Loss from continuing operations	$(18,942)	$(8,818)	$(18,747)
Discontinued operations	279	(29,358)	(30,327)

Net loss	$(18,663)	$(38,176)	$(49,074)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted	15,402	15,317	15,597

Loss per share — Basic and diluted:
Continuing operations	$(1.23)	$(0.57)	$(1.20)
Discontinued operations	0.02	(1.92)	(1.95)

Net loss	$(1.21)	$(2.49)	$(3.15)

      As the Company incurred losses from continuing operations during 2004, 2003 and 2002, excluded from the computation of diluted earnings per share (“EPS”) for the year ended December 31, 2004 are common equivalent shares resulting from the effect of 205,773 shares issuable under stock options because their inclusion would be antidilutive. Such options had a weighted average exercise price of $3.64. Excluded from the computation of diluted earnings per share (“EPS”) for the year ended December 31, 2003 are common equivalent shares resulting from the effect of 167,255 shares issuable under stock options because their inclusion would be antidilutive. Such options had a weighted average exercise price of $3.99. Excluded from the computation of diluted EPS for the year ended December 31, 2002 are common equivalent shares resulting from the effect of 1,666,743 and 15,798 shares issuable under stock options and warrants, respectively, because their inclusion would be antidilutive. Such options and warrants had weighted average exercise prices of $8.20 and $5.72 per share, respectively.

13.	Segment Reporting, Geographic Information and Major Customers
      The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice President, Sales.
      SCM provides secure digital access solutions to OEM customers in three markets: PC Security, Digital TV and Flash Media Interface. The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.
      Summary information by segment for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

PC Security:
Revenues	$20,017	$20,691	$32,514
Gross profit	8,535	7,994	9,194
Gross profit %	43%	39%	28%
Digital TV:
Revenues	$19,054	$35,341	$46,475
Gross profit	2,070	13,039	19,399
Gross profit %	11%	37%	42%
Flash Media Interface:
Revenues	$10,013	$10,456	$11,086
Gross profit	4,287	5,794	4,981
Gross profit %	43%	55%	45%
Total:
Revenues	$49,084	$66,488	$90,075
Gross profit	14,892	26,827	33,574
Gross profit %	30%	40%	37%
      Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues
Europe	$23,201	$38,693	$44,359
United States	15,392	15,966	27,054
Asia-Pacific	10,491	11,829	18,662

Total	$49,084	$66,488	$90,075

% of revenues
Europe	47%	58%	49%
United States	31%	24%	30%
Asia-Pacific	22%	18%	21%
      No customers exceeded 10% of total net revenue for 2004. One customer accounted for 16% and one customer for 13% of revenue in 2003. One customer accounted for 11% of net revenue in 2002.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets by geographic location as of December 2004 and 2003 are as follows (in thousands):

	December 31,

	2004	2003

Property and equipment, net:
United States	$70	$139
Europe	1,919	2,410
Asia-Pacific	2,608	3,772

Total	$4,597	$6,321

14.	Commitments
      The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next twelve years.
      Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows for the years ending (in thousands):

2005	$2,675
2006	2,072
2007	1,574
2008	1,480
2009	718
Thereafter	2,085

10,604
Less: sublease rental income	(999)

Operating lease obligation net of sublease	$9,605

      Rent expense from continuing operations was $1.8 million, $1.9 million, and $1.9 million in 2004, 2003 and 2002, respectively.
      Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2004, the purchase and contractual commitments amounted to $5.1 million.
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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of the reserve for warranty costs during the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Continuing
	Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2002	465	282	747
Additions related to current period sales	540	106	646
Warranty costs incurred in the current period	(466)	(97)	(563)
Adjustments to accruals related to prior period sales	(116)	(25)	(141)

Balance at December 31, 2002	423	266	689
Additions related to current period sales	255	74	329
Warranty costs incurred in the current period	(156)	(100)	(256)
Adjustments to accruals related to prior period sales	(196)	(240)	(436)

Balance at December 31, 2003	326	—	326
Additions related to current period sales	423	—	423
Warranty costs incurred in the current period	(473)	—	(473)
Adjustments to accruals related to prior period sales	(32)	—	(32)

Balance at December 31, 2004	$244	$—	$244

15.	Related Party Transactions
      During 2004, 2003 and 2002, SCM recognized revenue of approximately $0.6 million, $0.7 million and $1.5 million respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of December 31, 2004, no accounts receivable amounts were due from Conax and as of December 31, 2003, accounts receivable of $0.2 million were due from Conax. Oystein Larsen, a board member of SCM Microsystems, served as Executive Vice President Business Development and New Business of Conax through December 2004. Mr. Larsen is not directly compensated for revenue transactions between the two companies.
      In 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, the Company’s former Chief Financial Officer. The agreement with Zio Corporation included provisions for distributing existing inventories of the Company’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. SCM has recognized no revenue from these sales to Zio Corporation. Also, as of December 31, 2003, the Company had an accounts receivable due from Zio Corporation of $1.4 million, which was fully paid by February 2004.
      During 2003 and 2002, SCM recognized revenue of approximately $2.9 million and $2.0 million, respectively, from sales to ActivCard S.A., a supplier of electronic identity and smart-card solutions. As of December 31, 2003, there were no accounts receivable amounts due from ActivCard. Although SCM is not a sole supplier of specific products to ActivCard, during 2003 and 2002 the companies did share the services of Steven Humphreys, the Chairman of SCM’s Board of Directors, who also served as Chief Executive Officer of ActivCard until October 2003. Mr. Humphreys is not directly compensated for revenue transactions between the two companies.
      During 2002, the Company discontinued sales of media and storage products as part of its announced separation of its Digital Media and Video division. This discontinuation included the sale of on hand, media and storage inventory to Pexagon, a company based in Connecticut. SCM has recognized no revenue from

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these sales. The Company had an accounts receivable of $0.6 million and $2.9 million at December 31, 2003 and 2002, respectively, due from Pexagon. Brian Campbell, a former vice president of the Company through June 2003, is the majority shareholder of Pexagon. SCM and Pexagon continue to have an ongoing trading relationship, in the form of inventory transactions which are expected to have no material revenue or earnings impact on the results of operations of SCM.

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
      In September 2003, we and Pinnacle Systems, Inc. (“Pinnacle”) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia (“Dazzle”). The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, Dazzle breached the Software License Agreement between the Plaintiff and Dazzle. The complaint further alleges that we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. In December of 2003, Dazzle filed a Cross-Complaint against the Plaintiff seeking $600,000 in damages for alleged breach of the Software License Agreement between the Plaintiff and Dazzle. In June of 2004, Plaintiff filed a First Amended Complaint asserting additional claims against Pinnacle. In July of 2004 and January of 2005, the parties participated in settlement discussions before a private mediator which were unsuccessful. In February of 2005, Plaintiff circulated a draft Second Amended Complaint, which drops contract claims and a claim for injunctive relief against Pinnacle, as well as the misappropriation of trade secrets claim against all defendants, and adds new allegations against Dazzle and SCM Microsystems, including a claim for damages in excess of $5.8 million. No trial date has been set, and the parties are currently engaged in discovery. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend the Plaintiff’s claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated. Accordingly, if we were to be unsuccessful in our defense of this lawsuit, and if the Plaintiff were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, and we may even be forced to pay Pinnacle an amount, currently unknown, which could have an adverse effect on our business.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the unaudited quarterly results of operations for 2004 and 2003, as restated to account for the retail Digital Media and Video business as a discontinued operation (in thousands, except per share data):

	Quarter Ended

2004:	March 31	June 30	September 30	December 31

	(Unaudited)
Net revenue	$13,230	$11,511	$10,957	$13,386
Gross profit	5,405	1,718	3,132	4,637
Loss from operations	(3,888)	(7,224)	(4,597)	(3,017)
Loss from continuing operations	(3,605)	(6,860)	(4,179)	(4,298)
Income (loss) from discontinued operations	(29)	(79)	(96)	53
Gain (loss) on sale of discontinued operations	97	(34)	186	181
Net loss	(3,537)	(6,973)	(4,089)	(4,064)
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.44)	$(0.28)	$(0.28)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.01)	$0.01	$0.02
Basic and diluted net loss per share	$(0.23)	$(0.45)	$(0.27)	$(0.26)
Shares used to compute basic and diluted income (loss) per share:	15,326	15,392	15,426	15,463

	Quarter Ended

2003:	March 31	June 30	September 30	December 31

	(Unaudited)
Net revenue	$18,722	$19,331	$15,860	$12,575
Gross profit	8,156	6,776	6,617	5,278
Loss from operations	(512)	(4,182)	(802)	(6,040)
Income (loss) from continuing operations	105	(5,034)	1,094	(4,983)
Loss from discontinued operations	(3,829)	(5,311)	(4,074)	(1,042)
Loss on sale of discontinued operations	—	(5,889)	(5,911)	(3,302)
Net loss	(3,724)	(16,234)	(8,891)	(9,327)
Basic income (loss) per share from continuing operations	$0.01	$(0.33)	$0.07	$(0.33)
Diluted income (loss) per share from continuing operations	$0.01	$(0.33)	$0.07	$(0.33)
Basic loss per share from discontinued operations	$(0.25)	$(0.73)	$(0.66)	$(0.28)
Diluted loss per share from discontinued operations	$(0.25)	$(0.73)	$(0.65)	$(0.28)
Basic and diluted net loss per share	$(0.24)	$(1.06)	$(0.59)	$(0.61)
Shares used to compute income (loss) per share:
Basic	15,551	15,293	15,169	15,260
Diluted	15,552	15,293	15,476	15,260

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3	.2(5)	Amended and Restated Bylaws of Registrant.

3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4	.1(1)	Form of Registrant’s Common Stock Certificate.

4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10	.1(1)	Form of Director and Officer Indemnification Agreement.

10	.2(8)	Amended 1997 Stock Plan.

10	.3(1)	1997 Employee Stock Purchase Plan.

10	.4(1)	1997 Director Option Plan.

10	.5(1)	1997 Stock Option Plan for French Employees.

10	.6(1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10	.7(2)	2000 Non-statutory Stock Option Plan.

10	.8(2)	Dazzle Multimedia, Inc. 1998 Stock Plan.

10	.9(2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10	.11(1)	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10	.12(1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.

10	.13(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10	.14(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10	.15(7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.

10	.16(7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.

10	.17(8)	Offer Letter with Steven L. Moore.

10	.18(8)	Agreement with Brian Campbell.

10	.19(8)	Amended and Restated Severance Agreement with Andrew Warner.

10	.20(8)	Pinnacle Systems, Inc. Declaration of Registration Rights.

10	.21(9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.

10	.22(10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.

10	.23(10)	Agreement with Andrew Warner.

10	.24(12)	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

10	.25(13)	Description of Executive Compensation Arrangement.

10.26		Form of Employment Agreement between SCM Microsystems GmbH and Ingo Zankel.

10.27		Management by Objective (MBO) Bonus Program Guide.

10.28		2004 Summary Compensation Table for Executive Officers.

10.29		2004 Summary Compensation Table for Directors.

21.1		Subsidiaries of the Registrant.

Exhibit
Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).