Form 10-Q
period 2005-03-31
SCM MICROSYSTEMS INC
filed 2005-05-10
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 0-29440

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

At May 4, 2005, 15,542,260 shares of common stock were outstanding.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net revenue	$10,782	$13,230
Cost of revenue	7,148	7,825

Gross profit	3,634	5,405

Operating expenses:
Research and development	2,449	2,757
Selling and marketing	2,435	3,317
General and administrative	2,471	2,825
Amortization of intangible assets	176	303
Restructuring and other charges	189	91

Total operating expenses	7,720	9,293

Loss from operations	(4,086)	(3,888)
Interest and other income, net	1,159	399

Loss from continuing operations before income taxes	(2,927)	(3,489)
Benefit (provision) for income taxes	87	(116)

Loss from continuing operations	(2,840)	(3,605)
Loss from discontinued operations, net of income taxes	(136)	(29)
Gain on sale of discontinued operations, net of income taxes	55	97

Net loss	$(2,921)	$(3,537)

Loss per share from continuing operations:
Basic and diluted	$(0.18)	$(0.23)

Income (loss) per share from discontinued operations:
Basic and diluted	$(0.01)	$0.00

Net loss per share:
Basic and diluted	$(0.19)	$(0.23)

Shares used to compute basic and diluted income (loss) per share	15,485	15,326

Comprehensive loss:
Net loss	$(2,921)	$(3,537)
Unrealized loss on investments	(104)	(3)
Foreign currency translation adjustment	(970)	(138)

Total comprehensive loss	$(3,995)	$(3,678)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$24,406	$31,181
Short-term investments	19,622	14,972
Accounts receivable, net of allowances of $2,227 and $2,207 as of March 31, 2005 and December 31, 2004, respectively	6,861	8,700
Inventories	6,469	8,319
Other current assets	2,492	2,336

Total current assets	59,850	65,508

Property and equipment, net	4,206	4,597

Intangible assets, net	1,480	1,740

Other assets	1,451	1,462

Total assets	$66,987	$73,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,044	$4,790
Accrued compensation and related benefits	2,791	2,670
Accrued restructuring and other charges	9,152	9,879
Accrued professional fees	1,838	2,011
Accrued royalties	1,259	1,794
Other accrued expenses	2,930	3,189
Income taxes payable	2,003	2,014

Total current liabilities	24,017	26,347

Deferred tax liability	130	131

Commitments and contingencies (see Notes 10 and 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,485 and 15,484 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	227,404	227,398
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(183,242)	(180,321)
Other cumulative comprehensive gain	1,440	2,514

Total stockholders’ equity	42,840	46,829

Total liabilities and stockholders’ equity	$66,987	$73,307

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,921)	$(3,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	81	(68)
Deferred income taxes	(1)	8
Depreciation and amortization	495	939
Loss on disposal of property and equipment	1	4
Stock compensation expense	—	15
Changes in operating assets and liabilities:
Accounts receivable	1,645	1,251
Inventories	1,769	(2,903)
Other assets	(206)	4,690
Accounts payable	(610)	787
Accrued expenses	(858)	170
Income taxes payable	264	100

Net cash provided by (used in) operating activities from continuing operations	(341)	1,456
Net cash used in operating activities from discontinued operations	(643)	(88)

Net cash provided by (used in) operating activities	(984)	1,368

Cash flows from investing activities:
Capital expenditures	(31)	(96)
Maturities of short-term investments	1,351	2,157
Purchases of short-term investments	(6,106)	(2,638)

Net cash used in investing activities	(4,786)	(577)

Cash flows from financing activities:
Proceeds from issuance of equity securities	6	275

Net cash provided by financing activities	6	275

Effect of exchange rates on cash and cash equivalents	(1,011)	(346)

Net increase (decrease) in cash and cash equivalents	(6,775)	720
Cash and cash equivalents at beginning of period	31,181	49,382

Cash and cash equivalents at end of period	$24,406	$50,102

Supplemental disclosures of cash flow information - cash paid for:
Income taxes	$8	$40

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

     As a result of the Securities and Exchange Commission’s (“SEC”) decision to delay its effective date, SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006. SFAS No. 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. The Company does not expect adoption of this standard to have a material impact on its future results of operations and financial position.

     In November 2004, FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the impact of the adoption of the new standard on its future results of operations and financial position.

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

Reclassifications

     Certain reclassifications have been made to the 2004 financial statement presentation to conform to the 2005 presentation.

2. Stock Based Compensation

     Pending the effective date of SFAS No. 123R, the Company accounts for its employee stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18 under the fair value based method.

     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net loss, as reported	$(2,921)	$(3,537)
Add: Employee stock-based compensation included in reported net loss net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(437)	(705)

Pro forma net loss	$(3,358)	$(4,242)

Net loss per share, as reported - basic and diluted	$(0.19)	$(0.23)

Pro forma loss per share - basic and diluted	$(0.22)	$(0.28)

3. Discontinued Operations

     During 2003, the Company completed two transactions to sell its retail Digital Media and Video business. On July 25, 2003, the Company completed the sale of its digital video business to Pinnacle Systems and on August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation. As a result of these sales, the Company has accounted for the retail Digital Media and Video business as a discontinued operation.

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2005 and during the same period for 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenue	$—	$16
Operating loss	$(106)	$(63)
Net loss before income taxes	$(136)	$(29)
Income tax benefit (provision)	$—	$—
Loss from discontinued operations	$(136)	$(29)

4. Short-Term Investments

     The fair value of short-term investments at March 31, 2005 and December 31, 2004 was as follows (in thousands):

	March 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$11,291	$—	$(348)	$10,943
U.S. government agencies	8,743	—	(64)	8,679

Total	$20,034	$—	$(412)	$19,622

	December 31, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$10,286	$—	$(276)	$10,010
U.S. government agencies	4,994	—	(32)	4,962

Total	$15,280	$—	$(308)	$14,972

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. For the three months ended March 31, 2005 and 2004, no impairment of the investments was identified based on the evaluations performed.

5. Inventories

     Inventories consist of (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$2,873	$4,604
Work-in-process	1,490	1,152
Finished goods	2,106	2,563

Total	$6,469	$8,319

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

		March 31, 2005			December 31, 2004
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Customer relations	60 months	$1,612	$(925)	$687	$1,937	$(1,086)	$(44)	$807
Core technology	60 months	1,827	(1,034)	793	3,984	(2,707)	(344)	933

Total intangible assets		$3,439	$(1,959)	$1,480	$5,921	$(3,793)	$(388)	$1,740

     SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization. Amortization expense related to intangible assets was $0.2 million for the first three months of 2005 and $0.3 million for the same period of 2004.

     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year		Amount
2005	(remaining 9 months)	$513
2006		683
2007		284

Total		$1,480

7. Lines of Credit

     The Company has two separate overdraft facilities for its manufacturing facility of 4.0 million and 5.9 million Singapore dollars (approximately $2.4 million, and $3.6 million respectively) with base interest rates of 4.8% and 7.3% respectively. Both of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of March 31, 2005.

8. Restructuring and Other Charges

     Continuing Operations

     In the first three months of 2005 and 2004, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.2 million and $0.1 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three months of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$—	$124	$49	$114	$6,807	$7,094

Provision for 2004	620	9	17	831	106	1,583
Changes in estimates	(19)	20	(20)	(6)	(1,741)	(1,766)

	601	29	(3)	825	(1,635)	(183)

Payments or write offs in 2004	(601)	(101)	(46)	(508)	(40)	(1,296)

Balances as of December 31, 2004	—	52	—	431	5,132	5,615

Provision for Q1 2005	1	—	—	16	9	26
Changes in estimates	—	7	—	(15)	170	162

	1	7	—	1	179	188

Payments or write offs in Q1 2005	(1)	(8)	—	(339)	(302)	(650)

Balances as of March 31, 2005	$—	$51	$—	$93	$5,009	$5,153

     For the three months ended March 2005, restructuring and other charges primarily related to changes in estimates for European tax related matters and lease commitments which were partially offset by changes in estimates related to severance costs in connection with cost reduction actions taken by management in 2004. These cost reduction actions are substantially complete and the Company does not expect to incur further significant charges in 2005 related to these actions. As of March 31, 2005, the remaining balance of accrued other costs primarily relates to European tax matters.

     Discontinued Operations

     In the first three months of 2005 and 2004, SCM incurred net restructuring and other charges related to discontinued operations of approximately $11,000 and $0.3 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three months of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

		Asset
	Lease/Contract	Write		Other
	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$3,912	$9	$275	$345	$4,541

Provision for 2004	43	22	7	826	898
Changes in estimates	450	—	(65)	—	385

	493	22	(58)	826	1,283

Payments or write offs in 2004	(445)	(31)	(217)	(867)	(1,560)

Balances as of December 31, 2004	3,960	—	—	304	4,264

Provision for Q1 2005	—	—	—	6	6
Changes in estimates	5	—	—	—	5

	5	—	—	6	11

Payments or write offs in Q1 2005	(182)	—	—	(94)	(276)

Balances as of March 31, 2005	$3,783	$—	$—	$216	$3,999

     Exit costs for the three months ended March 31, 2005 primarily related to changes in estimates of lease obligations and legal fees. The Company has substantially exited its retail Digital Media and Video business and does not expect to incur further significant charges during 2005, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 12.)

9. Segment Reporting, Geographic Information and Major Customers

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice President, Sales.

     SCM provides secure digital access solutions to OEM customers in three markets segments: Digital TV, PC Security and Flash Media Interface. The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three months ended March 31, 2005 and during the same period for 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Digital TV:
Net revenue	$4,039	$5,879
Gross profit	452	1,536
Gross profit %	11%	26%

PC Security:
Net revenue	$5,030	$4,367
Gross profit	2,062	1,995
Gross profit %	41%	46%

Flash Media Interface:
Net revenue	$1,713	$2,984
Gross profit	1,120	1,874
Gross profit %	65%	63%

Total:
Net revenue	$10,782	$13,230
Gross profit	3,634	5,405
Gross profit %	34%	41%

     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net revenue
Europe	$4,703	$7,086
United States	3,169	3,346
Asia-Pacific	2,910	2,798

Total	$10,782	$13,230

% of net revenue
Europe	44%	54%
United States	29%	25%
Asia-Pacific	27%	21%

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Customer A	13%	*
Customer B	11%	12%
Customer C	*	14%

	24%	26%

*	Net revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	March 31,	December 31,
	2005	2004
Customer A	18%	*
Customer D	*	18%

Total	18%	18%

*	Customer’s accounts receivable represented less than 10% for the periods presented.

     Long-lived assets by geographic location as of March 31, 2005 and December 31, 2004, are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Property and equipment, net:
United States	$62	$70
Europe	1,734	1,919
Asia-Pacific	2,410	2,608

Total	$4,206	$4,597

10. Commitments

     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next twelve years.

     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2005, purchase and contractual commitments were $4.0 million.

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

     Components of the reserve for warranty costs for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balances at January 1	$244	$326
Additions related to sales during the period	90	67
Warranty costs incurred during the period	(32)	(49)
Adjustments to accruals related to prior period sales	(100)	(48)

Balances at March 31	$202	$296

11. Related Party Transaction

     During the three months ended March 31, 2004, SCM recognized revenue of approximately $0.3 million from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of December 31, 2004, no accounts receivable amounts were due from Conax. Oystein Larsen, a board member of SCM Microsystems, served as Executive Vice President Business Development and New Business of Conax through December 31, 2004. Mr. Larsen was not directly compensated for revenue transactions between the two companies.

12. Legal Proceedings

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

     In April 2005, Cybercard Corporation (“Cybercard”), a Canadian corporation, filed a patent infringement claim against the Company in the Southern District of Illinois (Case No. 05-CV-274-MJR). The claim alleged infringement of U.S. Patent No. 5,497,411, entitled “Telecommunications Card – Access System,” by the Company’s CHIPDRIVE® Smartcard Office product. In the same lawsuit, Cybercard sued six other defendants. No specific damages have been specified in the claim. To date, no sales of the allegedly infringing product have been made in the United States. The Company is investigating the claim, which it expects to vigorously defend, if necessary, or otherwise resolve, as appropriate, of any allegations of infringement.

     In September 2003, we and Pinnacle Systems, Inc. (“Pinnacle’) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia (“Dazzle”). The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, Dazzle breached the Software License Agreement between the Plaintiff and Dazzle. The complaint further alleges that we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. In December of 2003, Dazzle filed a Cross-Complaint against the Plaintiff seeking $600,000 in damages for alleged breach of the Software License Agreement between the Plaintiff and Dazzle. In June of 2004, Plaintiff filed a First Amended Complaint asserting additional claims against Pinnacle. In July of 2004 and January of 2005, the parties participated in settlement discussions before a private mediator which were unsuccessful. In March of 2005, Plaintiff filed a Second Amended Complaint, which dropped contract claims and a claim for injunctive relief against Pinnacle, as well as the misappropriation of trade secrets claim against all defendants, and added new allegations against Dazzle and SCM Microsystems, including a claim for damages in excess of $5.8 million. No trial date has been set, and the parties are currently engaged in discovery. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend the Plaintiff’s claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. If we were to be unsuccessful in our defense of this lawsuit, and if the Plaintiff were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, and we may even be forced to pay Pinnacle an amount, currently unknown, which could have an adverse effect on our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under the heading “Factors That May Affect Future Results” and elsewhere in this Quarterly Report.

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

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

     In our continuing operations, we have experienced a significant drop in revenues in the period from January 2003 through March 2005, which has resulted in continued operational losses in our business in recent quarters. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by competition since the middle of 2003, as well as ongoing weakness in the overall digital television market. Sales of our PC Security products remained relatively constant in 2004 compared with 2003, and sales for the first three months of 2005 are in line with recent previous quarters. We believe that growth in sales of our PC Security products has been curtailed by the slow pace of new smart card programs which drive demand for our readers. Sales of our Flash Media Interface products remained relatively constant in 2004 compared with 2003, but declined in the first three months of 2005 when we discontinued sales of certain digital media products. In all three of our primary product segments, sales are dependent on a small number of customers, which can result in fluctuations in sales levels from one quarter to another.

     We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Delays in the certification process for our digital TV security modules in South Korea have limited shipment of our modules to customers and we have not yet recognized revenue from the Korean digital TV market, which remains an important focus for us. We have also experienced delays in the development of new products designed to take advantage of new market opportunities, including our mobile smart card readers, physical access control terminals and dual reader conditional access modules.

     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as travel. While we have been successful in reducing expenses overall, expense reductions have been partially offset by the devaluation of the U.S. dollar related to foreign currencies. More than half of our expenses are denominated in local currency other than the U.S. dollar, such as the euro, Singapore dollar, Indian rupee and Japanese yen. In addition to the unfavorable effect of foreign currency exchange, in recent periods we have also increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on such judgments, we had net inventory writedowns of approximately $0.7 million and $0.4 million in the first three months of 2005 and 2004, respectively.

•	We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In each of the first three months of 2005 and 2004, we recognized no impairment charges related to investments.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation, as well as future changes to the operating structure of our new strategic focus on our Security business, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

     In December 2004, FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

     As a result of the SEC’s decision to delay the effective date of SFAS No. 123R, SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006. SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. The Company does not expect adoption of this standard to have a material impact on its future results of operations and financial position.

     In November 2004, FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the impact of the adoption of the new standard on its future results of operations and financial position.

     In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-01”). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under SFAS No. 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

Results of Operations

     Net Revenue. Summary information by product segment for the three month periods ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months
	ended March 31,	% change period to	Three months ended
	2005	period	March 31, 2004

Digital TV
Net revenue	$4,039	(31)%	$5,879
Gross profit	452	(71)%	1,536
Gross profit %	11%		26%

PC Security
Net revenue	$5,030	15%	$4,367
Gross profit	2,062	3%	1,995
Gross profit %	41%		46%

Flash Media Interface
Net revenue	$1,713	(43)%	$2,984
Gross profit	1,120	(40)%	1,874
Gross profit %	65%		63%

Total:
Net revenue	$10,782	(19)%	$13,230
Gross profit	3,634	(33)%	5,405
Gross profit %	34%		41%

     Net revenue for the three months ended March 31, 2005 was $10.8 million, compared to $13.2 million for the same period in 2004, a decrease of 19%. This decrease in revenues was primarily related to the market for our Digital TV products where we continue to experience increased competition and weaker demand for our conditional access modules (further discussed in “Factors that May Affect Operating Results – Our Markets are highly competitive, and our customers may purchase products from our competitors.”). Digital TV sales declined by $1.8 million, or 31% in the first quarter of 2005, versus the same period of 2004. Sales of our Flash Media Interface products also decreased by $1.3 million, or 43% in the first quarter of 2005 compared with the prior year period. Sales of our PC Security products increased by $0.7 million, or 15% in the first quarter of 2005 versus the same period of 2004.

     In our Digital TV product line, sales decreased from $5.9 million in the first three months of 2004 to $4.0 million in the first three months of 2005. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. To date, sales primarily have been to small European operators or broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Beginning in the third quarter of 2003 and continuing through the first quarter of 2005, our Digital TV products sales have been significantly adversely impacted by competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content. We have pursued, and in some cases have obtained, legal injunctions against these suppliers. However, we do not expect to be able to regain the market share we have lost.

     In our PC Security product line, sales increased from $4.4 million in the first three months of 2004 to $5.0 million in the first three months of 2005. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control access to computers, computer networks and buildings or other facilities. Throughout 2004 and in the first three months of 2005 our readers were purchased for the U.S. Department of Defense’s Common Access Card personal identification program, various on-line banking programs in Europe, employee badging and identification and other smart card-based security programs. Market research firms, the U.S. and other governments and our customers have indicated to us that they expect a significant increase in the volume of secure access projects requiring readers such as ours over the next few years. However, during 2004 and through the first three months of 2005, there has been no significant increase in the number of smart card readers being deployed in these projects. The timing of any new projects that may increase demand for smart card readers remains unpredictable.

     Revenues from our Flash Media Interface product line decreased from $3.0 million in the first three months of 2004 to $1.7 million in the first three months of 2005. The decrease was primarily due to the cessation of sales of certain products within this business. In addition, sales were also adversely impacted by delays in orders of an existing product prior to our release of a newly developed product. We expect to recognize revenues from this new product beginning in the second quarter of 2005. Flash Media Interface revenues consist of sales of digital media readers to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.

     Gross Profit. Gross profit for the three months ended March 31, 2005 was $3.6 million, or 34% of revenue, compared to $5.4 million, or 41% of revenue in the same period of 2004. During the first three months of 2005, gross profit was adversely affected by a net inventory writedown of approximately $0.7 million, which resulted from provisions for additional inventory reserves of approximately $0.8 million related to our transition to lead-free products and from the writedown of approximately $0.4 million related to Digital TV inventory, partially offset by sales of Flash Media and Digital TV products that previously had been written down, with positive effects to cost of sales of $0.3 million and $0.2 million, respectively. During the first three months of 2004, our gross profit was adversely affected by an inventory writedown of approximately $0.6 million related primarily to pre-loaded security modules within our Digital TV product line, which we determined we could not sell. Our gross profit has been and will continue to be affected by a variety of factors, including, without limitation, competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

     Research and Development.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(in thousands)	2005	period	2004

Expenses	$2,449	(11%)	$2,757
Percentage of total revenues	23%		21%

     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the first three months of 2005, research and development expenses were $2.5 million, or 23% of revenue, compared with $2.8 million, or 21% of revenue, in the first three months of 2004. Research and development expenses decreased in the first three months of 2005 primarily due to lower headcount, contract service and travel expenses, largely offset by the devaluation of the U.S. dollar compared with foreign currencies in which all of our research and development expenses are paid. We expect our research and development expenses to vary based on future project demands.

     Selling and Marketing.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(in thousands)	2005	period	2004

Expenses	$2,435	(27%)	$3,317
Percentage of total revenues	23%		25%

     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the first three months of 2005 were $2.4 million, or 23% of revenue, compared with $3.3 million in the first three months of 2004, or 25% of revenue. The decrease of $0.9 million in expenses between the first three months of 2005 and 2004 was primarily due to reductions in headcount and in trade show expenditures, partially offset by the devaluation of the U.S. dollar compared with foreign currencies in which the majority of our sales and marketing expenses are paid. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

     General and Administrative.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(in thousands)	2005	period	2004

Expenses	$2,471	(13%)	$2,825
Percentage of total revenues	23%		21%

     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the first three months of 2005, general and administrative expenses were $2.5 million, or 23% of revenue, compared with $2.8 million, or 21% of revenue, in the first three months of 2004. This decrease of $0.4 million in expenses was primarily due to reductions in headcount, partially offset by increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002, and by the devaluation of the U.S. dollar compared with foreign currencies in which the majority of our general and administration expenses are paid. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.

     Amortization of Goodwill and Intangibles.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(in thousands)	2005	period	2004

Expenses	$176	(42%)	$303
Percentage of total revenues	2%		2%

     Amortization of intangibles in the first three months of 2005 was $0.2 million, compared with $0.3 million in the first three months of 2004.

     Restructuring and Other Charges. We recorded restructuring and other charges of $0.2 million in the first three months of 2005, primarily related to changes in estimates for European tax related matters. For the three months ended March 31, 2004, other charges consisted of approximately $0.1 million of legal settlements and related legal costs.

     Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt, other income and expenses, and foreign currency gains or losses. Interest income, net was $0.3 million in the first three months of 2005 and $0.1 million in the first three months of 2004. Foreign currency transaction gains and other income was $0.9 million in the first three months of 2005, compared with $0.3 million in the first three months of 2004. Gains in the first three months of 2005 and 2004 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar holdings in an entity where the euro is the functional currency while the gains in 2004 resulted primarily from the revaluation of U.S. denominated intercompany balances to the functional currency of the subsidiary.

     Income Taxes. In the first three months of 2005, we recorded a benefit for income taxes of $0.1 million, compared to a provision of $0.1 million in the first three months of 2004. The benefit for income taxes in the first three months of 2005 primarily resulted from a refund related to a European subsidiary and the provision for income taxes in the first three months of 2004 primarily resulted from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.

     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business in the first three months of 2005 and 2004 was $0 and $16,000, respectively. Operating loss for the same periods was $0.1 million and $29,000, respectively.

     During the three months ended March 31, 2005 and 2004, net gain on the disposal of the retail Digital Media and Video business was approximately $55,000 and $0.1 million, respectively and primarily resulted from asset recoveries and changes in estimates related to the sale transaction.

     Liquidity and Capital Resources

     As of March 31, 2005 our working capital, which we have defined as current assets less current liabilities, was $35.8 million, compared to $39.2 million as of December 31, 2004, a decrease of approximately $3.3 million. The reduction in working capital for the first three months of 2005 primarily reflects decreases in cash and cash equivalents and short-term investments of $2.1 million, accounts receivable of $1.8 million and inventory of $1.9 million, offset by decreases in current liabilities of $2.3 million and an increase in other current assets of $0.2 million.

     Cash and cash equivalents and short-term investments were $44.0 million as of March 31, 2005, a decrease of approximately $2.1 million compared to the balance of $46.2 million as of December 31, 2004.

     The following summarizes our cash flows for the three months ended March 31, 2005 (in thousands):

Three Months
Ended
March 31,
2005
Operating cash used in continuing operations	$(341)
Operating cash used in discontinued operations	(643)
Investing cash usage	(4,786)
Financing cash flow	6
Effect of exchange rate changes on cash and cash equivalents	(1,011)

Decrease in cash and cash equivalents	(6,775)
Cash and cash equivalents at beginning of period	31,181

Cash and cash equivalents at end of period	$24,406

     During the first three months of 2005, cash used in operating activities was $0.3 million and reflects a loss from continuing operations of $2.9 million, net of non-cash related expenses. The primary working capital source of cash was a reduction in accounts receivable of $1.6 million and decreases in inventory levels of $1.8 million due to lower purchases made during the quarter. These positive items were primarily impacted by decreases in accounts payable and accrued expenses of approximately $1.5 million. Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. As of March 31, 2005, total future lease obligations, net of sublease income, were $9.7 million, of which $2.5 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of March 31, 2005 were $3.6 million and $0.4 million, respectively.

     In the coming months, we expect to continue to use cash to fund operations and we expect that our current capital resources and available borrowings will be sufficient to meet our operating and capital requirements for the next twelve months. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

     Cash used in investing activities was primarily for net purchases of short-term investments of $4.8 million. Cash provided by financing activities was primarily from the issuance of common stock related to our Employee Stock Option program.

     We have two separate overdraft facilities for our manufacturing facility of 4.0 million and 5.9 million Singapore dollars (approximately $2.4 million and $3.6 million as of March 31, 2005, respectively) with base interest rates of 4.8% and 7.3%, respectively. All of the facilities are unsecured and due upon demand. There were no amounts outstanding under any of these credit facilities as of March 31, 2005.

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

     We have a history of losses with an accumulated deficit of $183.2 million as of March 31, 2005. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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

     Over the last several quarters, sales of our legacy Digital TV products have declined significantly, primarily due to competition for our traditional customer base. We have experienced no growth in sales of our PC Security products, due to the slow pace of large digital security projects which could utilize our products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Delays in the certification process for our digital TV security modules in South Korean have limited shipment of our modules to customers and we have not yet recognized any revenue from the South Korean digital TV market, which remains an important focus for us. We have also experienced delays in the development of new products designed to take advantage of new market opportunities, including our mobile smart card readers, physical access control terminals and dual reader conditional access modules. Once available, our physical access control product for the U.S. government faces substantial competition, and there is no guarantee that we will be successful in securing a significant portion of this market opportunity. If we are not able to complete, sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

     Our common stock is listed both on the Prime Standard of the Frankfurt Stock Exchange and on the Nasdaq Stock Market and we currently experience a significant volume of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the Nasdaq Stock Market may cause our stock price to fluctuate. For example, investors outside the United States may react differently and more negatively than investors in the United States to events such as acquisitions, one-time charges and lower than expected revenue or earnings announcements. Any negative reaction by investors in Europe to such events could cause our stock price to decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the Nasdaq Stock Market conditions, could negatively impact our stock price. In addition, our inclusion or removal from European stock indices could impact our stock trading patterns and price. For example, in September 2004 our stock was removed from the European TecDAX index of technology companies. The performance of companies on the TecDAX is widely publicized in Europe and stocks in the TecDAX may experience volatility related to that publicity. As a result of our removal from the TecDAX, some investors decreased their positions in our stock and we experienced significantly higher trading volumes and a reduction in our stock price.

Our stock price has been and is likely to remain volatile.

     Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from April 30, 2004 to April 29, 2005, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.51 and $6.97 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

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

     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, broadcasters and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, three customers accounted for approximately 19% of our total net revenue in the twelve months ended December 31, 2004 and two customers accounted for approximately 24% of our total net revenue in the three months ended March 31, 2005. Any additional consolidation of our business lines could further increase our dependence on a limited number of customers. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. For example, in the first quarter of 2005 we determined that we might no longer be able to sell certain of our Digital TV and PC Security products because they contain lead, which will be banned from use in electronic and electrical products in Europe beginning in July 2006 under the directive known as RoHS (Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment), which will come into force on 1 July, 2006. As a result, we wrote down Digital TV and PC Security product inventory in the first quarter. In addition, we must now submit new lead-free products to our customers, which may result in a vendor qualification process that could require us to compete for business that had previously been secured.

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

     The markets for our products are intensely competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the markets for our products include:

•	the extent to which products must support existing industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	the extent to which products are differentiated based on technical features, quality and reliability, ease of use, strength of distribution channels and price; and

•	the ability of suppliers to develop new products quickly to satisfy new market and customer requirements.

     We currently experience competition from a number of companies in each of our target market segments and we believe that competition in our markets is likely to intensify as a result of increasing demand for secure digital access products. We may not be successful in competing against offerings from other companies, and could lose business as a result.

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

     Historically, we have sold a significant proportion of our smart card reader products to the U.S. government and we anticipate that some portion of our future revenues will also come from the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, while the U.S. government has announced plans for several new smart card-based security projects, none have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.

We may have to take back unsold inventory from our customers.

     Although our contractual obligations to accept returned products from our distributors and OEM customers are limited, if demand is less than anticipated, these customers may ask that we accept returned products that they do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. While we have experienced few product returns to date, returns may increase beyond present levels in the future. Once these products have been returned, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

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

     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 69% and 71% of our revenues for the twelve months ended December 31, 2004 and the three months ended March 31, 2005, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

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

     In addition, the ongoing involvement of U.S. military forces in Iraq, coupled with the possibility of terrorist attacks, could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and to delay sales cycles. The economic uncertainty or other consequences resulting from the current military action in Iraq could negatively impact consumer as well as business confidence, at least in the short term.

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

     Our initial sales cycle for a new customer usually takes a minimum of six to nine months. During this sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

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

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, under the recently issued Financial Accounting Standard Board Statement No. 123R, we will be required to apply certain expense recognition provisions beginning January 1, 2006 to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis our management is required to report on, and our independent auditors to are required attest to, the effectiveness of our internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management. While we believe that our internal controls are currently effective, we have found material weakness in the past and we cannot be certain that we will be able to 1) report that our controls are without material weakness in the future or 2) complete our evaluation of those controls in a timely fashion. Similarly, we cannot be certain that our auditors will consistently be able to attest that no material weakness in our controls exists.

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

     We expect the likelihood of intellectual property infringement and misappropriation claims to increase as the number of products and competitors in our markets grows and as we increasingly incorporate third-party technology into our products. For example, in April 2005, Cybercard Corporation filed a claim against SCM and six other defendants alleging patent infringement by our CHIPDRIVE Smartcard Office product. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no significant change in the Company’s exposure to market risk during the first three months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     SCM carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, SCM’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls

     During the three months ended March 31, 2005, in response to a material weakness in our internal controls identified by management in connection with our fiscal 2004 audit and related to the determination and reporting of the provision for income taxes and the related financial statements disclosures, we reviewed, revised and strengthened our procedures for the calculation of income tax provisions, including performing additional validation work and involving additional external advisors. Other than this, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2005, Cybercard Corporation (“Cybercard”), a Canadian corporation, filed a patent infringement claim against the Company in the Southern District of Illinois (Case No. 05-CV-274-MJR). The claim alleged infringement of U.S. Patent No. 5,497,411, entitled “Telecommunications Card – Access System,” by the Company’s CHIPDRIVE Smartcard Office product. In the same lawsuit, Cybercard sued six other defendants. No specific damages have been specified in the claim. To date, no sales of the allegedly infringing product have been made in the United States. The Company is investigating the claim which it expects to vigorously defend, if necessary, or otherwise resolve, as appropriate, of any allegations of infringement.

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

Registrant

SCM MICROSYSTEMS, INC.

May 10, 2005	By:	/s/Robert Schneider

Robert Schneider
Chief Executive Officer

May 10, 2005		/s/ Steven L. Moore

Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.