Form 10-Q
period 2005-06-30
SCM MICROSYSTEMS INC
filed 2005-08-09
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
At August 3, 2005, 15,542,260 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$10,241	$11,511	$21,023	$24,741
Cost of revenue	6,984	9,793	14,132	17,618

Gross profit	3,257	1,718	6,891	7,123

Operating expenses:
Research and development	2,276	2,797	4,725	5,553
Selling and marketing	2,629	3,054	5,064	6,372
General and administrative	2,288	2,949	4,759	5,774
Amortization of intangible assets	174	290	350	593
Restructuring and other charges (credits)	(26)	(149)	163	(58)

Total operating expenses	7,341	8,941	15,061	18,234

Loss from operations	(4,084)	(7,223)	(8,170)	(11,111)
Interest and other income	517	374	1,676	773

Loss from continuing operations before income taxes	(3,567)	(6,849)	(6,494)	(10,338)
Benefit (provision) for income taxes	90	(10)	177	(126)

Loss from continuing operations	(3,477)	(6,859)	(6,317)	(10,464)
Loss from discontinued operations, net of income taxes	(133)	(79)	(269)	(108)
Gain (loss) on sale of discontinued operations, net of income taxes	(40)	(35)	15	62

Net loss	$(3,650)	$(6,973)	$(6,571)	$(10,510)

Loss per share from continuing operations:
Basic and diluted	$(0.23)	$(0.44)	$(0.41)	$(0.68)

Loss per share from discontinued operations:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Net loss per share:
Basic and diluted	$(0.24)	$(0.45)	$(0.42)	$(0.68)

Shares used to compute basic and diluted loss per share	15,522	15,392	15,504	15,359

Comprehensive loss:
Net loss	$(3,650)	$(6,973)	$(6,571)	$(10,510)
Unrealized gain (loss) on investments	313	(75)	209	(78)
Foreign currency translation adjustment	(907)	(218)	(1,877)	(356)

Total comprehensive loss	$(4,244)	$(7,266)	$(8,239)	$(10,944)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,749	$31,181
Short-term investments	20,598	14,972
Accounts receivable, net of allowances of $1,796 and $2,207 as of June 30, 2005 and December 31, 2004, respectively	6,446	8,700
Inventories	6,133	8,319
Other current assets	2,396	2,336

Total current assets	51,322	65,508
Property and equipment, net	3,770	4,597
Intangible assets, net	1,222	1,740
Other assets	1,451	1,462

Total assets	$57,765	$73,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,613	$4,790
Accrued compensation and related benefits	2,523	2,670
Accrued restructuring and other charges	4,069	9,879
Accrued professional fees	1,494	2,011
Accrued royalties	1,215	1,794
Other accrued expenses	2,985	3,189
Income taxes payable	2,015	2,014

Total current liabilities	18,914	26,347

Deferred tax liability	103	131
Commitments and contingencies (see Notes 10 and 12)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,542 and 15,484 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	16	15
Additional paid-in capital	227,555	227,398
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(186,892)	(180,321)
Other cumulative comprehensive gain	846	2,514

Total stockholders’ equity	38,748	46,829

Total liabilities and stockholders’ equity	$57,765	$73,307

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,571)	$(10,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	254	46
Depreciation and amortization	1,177	1,768
Loss (gain) on disposal of fixed assets	(2)	2
Stock compensation expense	—	22
Deferred income taxes	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	1,828	2,230
Inventories	2,005	(1,524)
Other assets	(218)	5,734
Accounts payable	83	(1,876)
Accrued expenses	(5,991)	584
Income taxes payable	1	(467)

Net cash used in operating activities from continuing operations	(7,462)	(3,991)
Net cash used in operating activities from discontinued operations	(1,059)	(600)

Net cash used in operating activities	(8,521)	(4,591)

Cash flows from investing activities:
Capital expenditures	(65)	(245)
Proceeds from disposal of fixed assets	76	—
Maturities of short-term investments	4,704	2,692
Purchases of short-term investments	(10,338)	(3,041)

Net cash used in investing activities from continuing operations	(5,623)	(594)
Net cash provided by investing activities from discontinued operations	2	—

Net cash used in investing activities	(5,621)	(594)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	158	600

Net cash provided by financing activities	158	600

Effect of exchange rates on cash and cash equivalents	(1,448)	(655)

Net decrease in cash and cash equivalents	(15,432)	(5,240)
Cash and cash equivalents at beginning of period	31,181	49,382

Cash and cash equivalents at end of period	$15,749	$44,142

Supplemental disclosures of cash flow information:
Income tax refunds received	$96	$—

Income taxes paid	$8	$50

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
1.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2004.
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
     As a result of the decision by the Securities and Exchange Commission (“SEC”) to delay its effective date, SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006. SFAS No. 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.
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
     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,650)	$(6,973)	$(6,571)	$(10,510)
Add: Employee stock-based compensation included in reported net loss net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(402)	(884)	(839)	(1,589)

Pro forma net loss	$(4,052)	$(7,857)	$(7,410)	$(12,099)

Net loss per share, as reported — basic and diluted	$(0.24)	$(0.45)	$(0.42)	$(0.68)

Pro forma net loss per share — basic and diluted	$(0.26)	$(0.51)	$(0.48)	$(0.79)

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

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2005 and during the same periods for 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$—	$—	$—	$16

Operating loss	$(79)	$(68)	$(185)	$(131)

Net loss before income taxes	$(133)	$(79)	$(269)	$(108)

Income tax benefit (provision)	$—	$—	$—	$—

Loss from discontinued operations	$(133)	$(79)	$(269)	$(108)
4.	Short-Term Investments
     The fair value of short-term investments at June 30, 2005 and December 31, 2004 was as follows (in thousands):

	June 30, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$9,952	$—	$(57)	$9,895
U.S. government agencies	10,745	—	(42)	10,703

Total	$20,697	$—	$(99)	$20,598

	December 31, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$10,286	$—	$(276)	$10,010
U.S. government agencies	4,994	—	(32)	4,962

Total	$15,280	$—	$(308)	$14,972

     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. For the three and six months ended June 30, 2005 and 2004, no impairment of the investments was identified based on the evaluations performed.

5.	Inventories
     Inventories consist of (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$2,978	$4,604
Work in process	1,746	1,152
Finished goods	1,409	2,563

	$6,133	$8,319

6.	Intangible Assets
     Intangible assets consist of the following (in thousands):

		June 30, 2005			December 31, 2004
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Customer relations	60 months	$1,506	$(938)	$568	$1,937	$(1,086)	$(44)	$807
Core technology	60 months	1,707	(1,053)	654	3,984	(2,707)	(344)	933

Total intangible assets		$3,213	$(1,991)	$1,222	$5,921	$(3,793)	$(388)	$1,740

     SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s, intangible assets relating to core technology and customer relations are subject to amortization. Amortization expense related to intangible assets was $0.4 million for the first six months of 2005 and $0.6 million for the same period of 2004.
     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
2005 (remaining 6 months)	$320
2006	637
2007	265

Total	$1,222

7.	Restructuring and Other Charges
     Continuing Operations
     In the first six months of 2005 and 2004, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $0.2 million and $(0.1) million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the first two quarters of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$—	$124	$49	$114	$6,807	$7,094

Provision for 2004	620	9	17	831	106	1,583
Changes in estimates	(19)	20	(20)	(6)	(1,741)	(1,766)

	601	29	(3)	825	(1,635)	(183)
Payments or write offs in 2004	(601)	(101)	(46)	(508)	(40)	(1,296)

Balances as of December 31, 2004	—	52	—	431	5,132	5,615

Provision for Q1 2005	1	—	—	16	9	26
Changes in estimates	—	7	—	(15)	170	162

	1	7	—	1	179	188
Payments or write offs in Q1 2005	(1)	(8)	—	(339)	(302)	(650)

Balances as of March 31, 2005	—	51	—	93	5,009	5,153

Provision for Q2 2005	—	—	—	—	12	12
Changes in estimates	—	—	—	3	(41)	(38)

	—	—	—	3	(29)	(26)
Payments or write offs in Q2 2005	—	(8)	—	(96)	(4,671)	(4,775)

Balances as of June 30, 2005	$—	$43	$—	$—	$309	$352

     For the three and six months ended June 2005, restructuring and other charges primarily related to changes in estimates for European tax related matters and lease commitments, which were partially offset by changes in estimates related to severance costs in connection with cost reduction actions taken by management in 2004. As of June 30, 2005, these cost reduction actions have been completed and the Company does not expect to incur further charges in 2005 related to these actions. During the three months ended June 30, 2005, the Company made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, the Company entered into an agreement with the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to the Company. Although the Company is in the process of completing certain regulatory procedures and is attempting to recover this amount from the customer, there is no assurance that the Company will be able to recover the amount. As of June 30, 2005, the remaining balance of accrued other costs primarily relates to European tax matters.
     Discontinued Operations
     In the first six months of 2005 and 2004, SCM incurred net restructuring and other charges related to discontinued operations of approximately $0.1 and $0.8 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first two quarters of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

		Asset
	Lease/Contract	Write		Other
	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$3,912	$9	$275	$345	$4,541

Provision for 2004	43	22	7	826	898
Changes in estimates	450	—	(65)	—	385

	493	22	(58)	826	1,283
Payments or write offs in 2004	(445)	(31)	(217)	(867)	(1,560)

Balances as of December 31, 2004	3,960	—	—	304	4,264

Provision for Q1 2005	—	—	—	6	6
Changes in estimates	5	—	—	—	5

	5	—	—	6	11
Payments or write offs in Q1 2005	(182)	—	—	(94)	(276)

Balances as of March 31, 2005	3,783	—	—	216	3,999

Provision for Q2 2005	—	—	—	52	52
Changes in estimates	(12)	—	—	—	(12)

	(12)	—	—	52	40
Payments or write offs in Q2 2005	(170)	—	—	(152)	(322)

Balances as of June 30, 2005	$3,601	$—	$—	$116	$3,717

     Exit costs for the three and six months ended June 30, 2005 primarily related to changes in estimates for lease obligations and legal fees. The Company has exited its retail Digital Media and Video business and does not expect to incur further significant charges during 2005, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 12.)
8.	Segment Reporting, Geographic Information and Major Customers
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Executive Vice President, Sales.
     SCM provides secure digital access solutions to original equipment manufacturer (“OEM”) customers in three markets: Digital TV, PC Security and Flash Media Interface. The executive staff reviews financial information and business performance along these three business segments. The Company evaluates the performance of these segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and six months ended June 30, 2005 and for the same periods of 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Digital TV:
Revenue	$4,503	$4,446	$8,541	$10,325
Gross profit	1,239	(1,369)	1,692	167
Gross profit %	28%	(31)%	20%	2%

PC Security:
Revenue	$3,637	$4,269	$8,668	$8,636
Gross profit	888	1,966	2,950	3,961
Gross profit %	24%	46%	34%	46%

Flash Media Interface:
Revenue	$2,101	$2,796	$3,814	$5,780
Gross profit	1,130	1,121	2,249	2,995
Gross profit %	54%	40%	59%	52%

Total:
Revenue	$10,241	$11,511	$21,023	$24,741
Gross profit	3,257	1,718	6,891	7,123
Gross profit %	32%	15%	33%	29%
     Geographic net revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Europe	$4,622	$5,213	$9,324	$12,299
United States	2,559	3,928	5,728	7,274
Asia-Pacific	3,060	2,370	5,971	5,168

	$10,241	$11,511	$21,023	$24,741

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Customer A	*	11%	10%	11%

*	Revenue derived from customer represented less than 10% for the period.
     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	June 30,	December 31,
	2005	2004
Customer A	11%	*
Customer B	*	18%

Total	11%	18%

*	Customer’s accounts receivable represented less than 10% for the periods presented.

     Long-lived assets by geographic location as of June 30, 2005 and December 31, 2004, are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Property and equipment, net:
United States	$56	$70
Europe	1,540	1,919
Asia-Pacific	2,174	2,608

Total	$3,770	$4,597

9.	Cumulative Adjustment to Interest Income and Other Cumulative Comprehensive Gain
     In July 2005, during a review of the Company’s investment holdings and the calculation of interest income and unrealized gains and losses on investments, the Company discovered an error in the recording of the amortization of investment premiums and discounts and the related interest income and unrealized gain (loss) on investment. As a result, interest income and unrealized loss on investment during the periods affected and the balance of unrealized loss included in other cumulative comprehensive gain have been overstated. The cumulative overstatement of interest income and unrealized loss on investment for periods prior to the three months ended June 30, 2005 was approximately $0.3 million. The effect of the error was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no effect on reported comprehensive loss or total stockholder’s equity. To correct this error, the Company recorded the cumulative $0.3 million as a reduction in interest income in the Condensed Consolidated Statements of Operations and a decrease in unrealized loss on investments with a corresponding $0.3 million increase in Other Cumulative Comprehensive Gain for the three months ended June 30, 2005.
10.	Commitments
     The Company leases facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next twelve years.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2005, purchase and contractual commitments were $2.9 million.
     The Company provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods.
     Components of the reserve for warranty costs for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Balances at January 1	$244	$326
Additions related to sales during the period	158	71
Warranty costs incurred during the period	(63)	(70)
Adjustments to accruals related to prior period sales	(200)	(63)

Balance at June 30	$139	$264

11.	Related Party Transactions
     During the three months ended June 30, 2004, SCM recognized no revenue from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. During the six months ended June 30, 2004, SCM recognized revenue of approximately $0.3 million from sales to Conax. As of December 31, 2004, no accounts receivable were due from

Conax. Oystein Larsen served as Executive Vice President, Business Development and New Business of Conax through December 31, 2004 and as a board member of SCM Microsystems until July 2005. Mr. Larsen was not directly compensated for revenue transactions between the two companies.
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
     In September 2003, we and Pinnacle Systems, Inc. (“Pinnacle’) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia (“Dazzle”). The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, Dazzle breached the Software License Agreement between the Plaintiff and Dazzle. The complaint further alleges that we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. In December of 2003, Dazzle filed a Cross-Complaint against the Plaintiff seeking $600,000 in damages for alleged breach of the Software License Agreement between the Plaintiff and Dazzle. In June of 2004, Plaintiff filed a First Amended Complaint asserting additional claims against Pinnacle. In July of 2004 and January of 2005, the parties participated in settlement discussions before a private mediator which were unsuccessful. In March of 2005, Plaintiff filed a Second Amended Complaint, which dropped contract claims and a claim for injunctive relief against Pinnacle, as well as the misappropriation of trade secrets claim against all defendants, and added new allegations against Dazzle and SCM Microsystems, including a claim for damages in excess of $5.8 million. Trial has been set for January 20, 2006. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend the Plaintiff’s claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. If we were to be unsuccessful in our defense of this lawsuit, and if the Plaintiff were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, and we may even be forced to pay Pinnacle an amount, currently unknown, which could have an adverse effect on our business.

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
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.
Overview
     SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our digital access products into three markets segments: PC Security, Digital TV and Flash Media Interface.
•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Digital TV market, we offer conditional access modules that provide secure decryption for digital pay-TV broadcasts.

•	For the Flash Media Interface market, we offer digital media readers that are used to transfer digital content to and from various flash media.
     We sell our products primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises and computer manufacturers as well as banks and other financial institutions for our smart card readers; digital TV operators and broadcasters and conditional access providers for our conditional access modules; and consumer electronics and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.
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
     In our continuing operations, we have experienced a significant drop in revenues in the period from January 2003 through June 2005, which has resulted in continued operational losses in our business in recent quarters. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by competition since the middle of 2003, as well as ongoing weakness in the overall digital television market. Sales of our PC Security products were relatively unchanged in 2004 compared with 2003, and sales for the first six months of 2005 were relatively unchanged compared with the first six months of 2004. We believe that growth in sales of our PC Security products has been curtailed by the slow pace at which new smart card programs reach a stage requiring high volumes, which directly drives demand for our readers. Sales of our Flash Media Interface products were relatively unchanged in 2004 compared with 2003, but declined in the first six months of 2005 when we discontinued sales of certain digital media products. In all three of our primary product segments, sales are dependent on a small number of customers, which can result in fluctuations in sales levels from one quarter to another.
     We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Delays in the certification process for our digital TV security modules in South Korea have limited shipment of our modules to the Korean digital TV market, which remains an important focus for us. We have also experienced delays in the development of new products designed to take advantage of new market opportunities, including our mobile smart card readers, physical access control terminals and dual reader conditional access modules.
     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as travel. While we have been successful in reducing expenses overall, expense reductions have been partially offset by the devaluation of the U.S. dollar related to foreign currencies. More than half of our expenses are denominated in currencies other than the U.S. dollar, such as the euro, Singapore dollar, Indian rupee and Japanese yen. In addition to the unfavorable effect of foreign currency exchange, in recent periods we have also increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on such judgments, we had net inventory writedowns of approximately $0.8 million and $3.1 million in the first six months of 2005 and 2004, respectively.

•	We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In each of the first six months of 2005 and 2004, we recognized no impairment charges related to investments.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our Security business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
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
     As a result of a decision by the Securities and Exchange Commission to delay the effective date of SFAS No. 123R, SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006. SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.
     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. We do not expect adoption of this standard to have a material impact on our future results of operations and financial position.

     In November 2004, FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are evaluating the impact of the adoption of the new standard on our future results of operations and financial position.
     In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-01”). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. For investments accounted for under SFAS No. 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.
Results of Operations
     Net Revenue. Summary information by product segment for the three- and six-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Six months ended		period to
	June 30,		period	June 30,		period
	2005	2004		2005	2004
Digital TV
Revenue	$4,503	$4,446	1%	$8,541	$10,325	(17)%
Gross profit	1,239	(1,369)		1,692	167
Gross profit %	28%	(31)%		20%	2%

PC Security
Revenue	$3,637	$4,269	(15)%	$8,668	$8,636	0%
Gross profit	888	1,966		2,950	3,961
Gross profit %	24%	46%		34%	46%

Flash Media Interface
Revenue	$2,101	$2,796	(25)%	$3,814	$5,780	(34)%
Gross profit	1,130	1,121		2,249	2,995
Gross profit %	54%	40%		59%	52%

Total:
Revenue	$10,241	$11,511	(11)%	$21,023	$24,741	(15)%
Gross profit	3,257	1,718		6,891	7,123
Gross profit %	32%	15%		33%	29%
     Net revenue for the three months ended June 30, 2005 was $10.2 million, compared to $11.5 million for the same period in 2004, a decrease of 11%. This decrease in revenue resulted from lower sales of our Flash Media Interface and PC Security products, while sales levels of our Digital TV products remained unchanged. For the six months ended June 30, 2005, net revenue was $21.0 million, down 15% from revenue of $24.7 million in the first six months of 2004. The decrease in revenue in the six month period resulted from lower sales of our Flash Media Interface and Digital TV products, while sales levels of our PC Security products remained unchanged.
     Revenue from our Flash Media Interface product line decreased 25% to $2.1 million in the second quarter of 2005 from $2.8 million in the second quarter of 2004. This decrease was primarily due to the cessation of sales of certain products within this business, as well as lower sales related to the timing of orders. In addition, sales were also adversely impacted by delays in shipments of a newly released product. For the first six months of 2005, sales were $3.8 million, a decrease of 34% compared with $5.8 million in the first six months of 2004. The decrease in the six-month comparative period was primarily due to the cessation of certain products within this business. Flash Media Interface revenues consist of sales of digital media readers to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.
     In our Digital TV product line, sales in the second quarter of 2005 were $4.5 million, relatively unchanged from sales of $4.4 million in the second quarter of 2004. For the first six months of 2005, sales were $8.5 million, a decrease of 17% compared with $10.3 million in the first six months of 2004. This decrease was primarily the result of weaker demand and greater competition for our products, primarily in Europe, offset slightly by increased sales of new products in Asia. Beginning in the third quarter of 2003 and continuing through the second quarter of 2005, our Digital TV products sales have been significantly adversely impacted by competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content (further discussed in “Factors that May Affect Operating Results – Our Markets are highly competitive, and our customers may purchase products from our competitors.”). We have pursued, and in some cases have obtained, legal injunctions against these suppliers. However, we do not expect to be able to regain the market share we have lost. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts.
     In our PC Security product line, sales were $3.6 million in the second quarter of 2005, a decrease of 15% from sales of $4.3 million in the second quarter of 2004. Revenue in this product line is subject to significant variability based on the size and timing primarily of product orders. In the second quarter of 2005 we experienced significantly lower sales in the U.S. compared with the prior year period due to the timing of orders for smart card readers for U.S. government security projects, as well as continued competition for business in Europe based on price. For the first six months of 2005, sales were $8.7 million, relatively unchanged from $8.6 million in the first six months of 2004. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate the identity of people in order to control access to computers, computer networks and buildings or other facilities.
     Gross Profit. Gross profit for the second quarter of 2005 was $3.3 million, or 32% of revenue, compared to $1.7 million, or 15% of revenue in the same period of 2004. During the second quarter of 2005, our gross profit was adversely affected by approximately $0.3 million of tooling costs for new chip production, as well as by pricing pressure and the mix of products sold during the period. In particular, we experienced higher sales of lower margin ASICs as well as price declines for our conditional access modules in our Digital TV business; we experienced a shift towards higher volumes of lower margin orders in our PC Security business; and we introduced a new, lower margin product in Europe and experienced lower sales of higher margin products in the U.S. in our Flash Media Interface business. During the second quarter of 2004, our gross profit was adversely affected by an inventory write-down of approximately $2.9 million primarily related to our Digital TV products. Increasing competition and the sharp decline in demand for our conditional access modules during the quarter brought into doubt our ability to sell these products, and as a result we wrote down the value of inventory for components and finished goods.
     For the first six months of 2005, gross profit was $6.9 million, or 33% of revenue, compared with $7.1 million, or 29% of revenue for the prior year period. During the first six months of 2005, gross profit was adversely impacted by approximately $1.9 million related to inventory write-downs primarily taken during the first quarter of 2005 as well as by pricing pressure, mix of products sold and tooling costs of $0.3 million in the second quarter of 2005. These inventory write-downs were partially offset by sales of products that previously had been written down, with positive effects to cost of sales of $1.1 million. During the first six months of 2004, our gross profit was adversely affected by the Digital TV inventory write-down of $2.9 million taken in the second quarter as well as an inventory write-down of $0.2 million taken in the first quarter of 2004, both related primarily to Digital TV products that we determined we could not sell.
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

     Research and Development.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2005	2004	period	2005	2004	period

Expenses	$2,276	$2,797	(19)%	$4,725	$5,553	(15)%
Percentage of total revenues	22%	24%		22%	22%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the second quarter of 2005, research and development expenses were $2.3 million, or 22% of revenue, compared with $2.8 million, or 24% of revenue in the second quarter of 2004. For the first six months of 2005, research and development expenses were $4.7 million, or 22% of revenue, compared with $5.6 million, or 22% of revenue for the first six months of 2004. The decrease of $0.8 million in the first six months of 2005 compared with the prior year period was primarily due to lower headcount and contract service costs and to a customer funded development contribution of $0.1 million in the second quarter of 2005. The decrease in expenses was partially offset by the devaluation of the U.S. dollar compared with foreign currencies in which all of our research and development expenses are paid. We expect our research and development expenses to vary based on future project demands.
     Selling and Marketing.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2005	2004	period	2005	2004	period

Expenses	$2,629	$3,054	(14)%	$5,064	$6,372	(21)%
Percentage of total revenues	26%	27%		24%	26%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the second quarter of 2005 were $2.6 million, or 26% of revenue, compared with $3.1 million, or 27% of revenue in the second quarter of 2004. For the first six months of 2005, sales and marketing expenses were $5.1 million, a decrease of 21% from $6.4 million in the first six months of 2004. The decrease of $1.3 million in the first six months of 2005 compared with the prior year period was primarily due to reductions in headcount and in trade show expenditures, partially offset by the devaluation of the U.S. dollar compared with foreign currencies in which the majority of our sales and marketing expenses are paid. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
     General and Administrative.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2005	2004	period	2005	2004	period

Expenses	$2,288	$2,949	(22)%	$4,759	$5,774	(18)%
Percentage of total revenues	22%	26%		23%	23%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the second quarter of 2005, general and administrative expenses were $2.3 million, or 22% of revenue, compared with $2.9 million, or 26% of revenue in the second quarter of 2004. For the first six months of 2005, general and administrative expenses were $4.8 million, compared with $5.8 million in the first six months of 2004. The decrease of $1.0 million in the first six months of 2005 compared with the prior year period was primarily due to reductions in headcount, partially offset by increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002, and by the devaluation of the U.S. dollar compared with foreign currencies in which the majority of our general and administration expenses are paid. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current business infrastructure.
     Amortization of Goodwill and Intangibles.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2005	2004	period	2005	2004	period

Expenses	$174	$290	(40)%	$350	$593	(41)%
Percentage of total revenues	2%	3%		2%	2%

     Amortization of intangible assets in the second quarter of 2005 was $0.2 million, compared with $0.3 million for the same period of 2004. For the first six months of 2005, amortization of intangible assets was $0.4 million, down 41% from $0.6 million for the first six months of 2004.
     Restructuring and Other Charges (Credits). We recorded restructuring and other credits of $26,000 in the second quarter of 2005 and for the six months ended June 30, 2005, we recorded restructuring and other charges of $0.2 million primarily related to changes in estimates for European tax related matters. In the second quarter of 2004, we recorded a credit to restructuring and other charges of $0.1 million for the adjustment of charges taken in 2003 related to European taxation issues. In the first six months of 2004, we recorded a gain to restructuring and other charges of $58,000, which reflects the adjustment noted above, offset by charges related to a legal settlement and associated legal costs taken in the first quarter of 2004.
     Interest and Other Income: Interest and other income consists of interest earned on invested cash, other income net of other expense and foreign currency gains or losses. In the second quarter of 2005, we recorded an adjustment to interest income for the correction of an error in accounting for the amortization of premiums and discounts on investments. The cumulative correction of the error resulted in a reduction of interest income in the second quarter of 2005 of approximately $0.3 million. (See Note 9 to Condensed Consolidated Financial Statements for additional discussion of this adjustment). In the second quarter of 2004, we recorded interest income of $0.2 million. In the first six months of 2005, interest income, including the reduction of $0.3 million for the correction referred to above, was $0.2 million compared to $0.3 million in the first six months of 2004. Foreign currency transaction gains and other income were $0.6 million in the second quarter of 2005, compared with $0.2 million in the second quarter of 2004. In the first six months of 2005, foreign currency transaction gains and other income were $1.4 million compared to $0.5 million in the first six months of 2004. Gains in both the second quarter and the first six months of 2005 and 2004 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar holdings in an entity where the euro is the functional currency, while the gains in 2004 resulted primarily from the revaluation of U.S. denominated intercompany balances to the functional currency of the subsidiary.
     Income Taxes. We recorded tax benefits of $90,000 and $177,000 for the three and six months ended June 30, 2005, respectively. The tax benefits resulted from the recognition of Research and Development tax credits in foreign jurisdictions. For the three and six months ended June 30, 2004, we recorded tax provisions of $10,000 and $126,000 respectively. The provisions for income taxes in 2004 resulted from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. Net revenue for the retail Digital Media and Video business was $0 in the second quarter of 2005 and 2004, respectively, and $0 and $16,000 in the first six months of 2005 and 2004, respectively. Operating loss was $0.1 million in each of the second quarters of 2005 and 2004 and $0.3 million and $0.1 million in the first six months of 2005 and 2004, respectively.
     During the second quarter of 2005 and 2004, we recorded a net loss on the disposal of the retail Digital Media and Video business of approximately $40,000 and $35,000, respectively. For the first six months of 2005 and 2004, we recorded net gains of $15,000 and $62,000, respectively, primarily resulting from asset recoveries and changes in estimates related to the sale transaction.
     Liquidity and Capital Resources
     As of June 30, 2005, our working capital, which we have defined as current assets less current liabilities, was $32.4 million compared to $39.2 million as of December 31, 2004, a decrease of approximately $6.8 million. The reduction in working capital for the first six months of 2005 primarily reflects a decrease in accounts receivable of $2.3 million, a decrease in inventory of $2.2 million and decreases in current liabilities of $7.4 million.
     Cash, cash equivalents and short-term investments were $36.3 million as of June 30, 2005, a decrease of approximately $9.8 million compared to the balance of $46.2 million as of December 31, 2004.

     The following summarizes our cash flows for the six months ended June 30, 2005 (in thousands):

Six Months Ended
June 30,
2005
Operating cash used in continuing operations	$(7,462)
Operating cash used in discontinued operations	(1,059)
Investing cash usage	(5,621)
Financing cash flow	158
Effect of exchange rate changes on cash and cash equivalents	(1,448)

Decrease in cash and cash equivalents	(15,432)
Cash and cash equivalents at beginning of period	31,181

Cash and cash equivalents at end of period	$15,749

     Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is the proceeds from the exercise of employee options and participation in the employee stock purchase plan.
     During the first six months of 2005, cash used by operating activities was $7.5 million and reflects a loss from continuing operations of $6.6 million, net of non-cash related expenses. The primary working capital source of cash was a reduction in accounts receivable of $1.8 million and decreases in inventory levels of $2.0 million due to lower purchases made during the quarter. These positive items were primarily impacted by payments of accrued expenses and liabilities of $6.0 million including the payment to the French government of $4.7 million related to Value Added Tax matters for a former customer. The Company is in the process of completing certain regulatory procedures in order to seek recovery of this amount from the customer (see Note 7 to Condensed Consolidated Financial Statements for further discussion). Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Total future lease obligations as of June 30, 2005 were $8.8 million, of which $2.2 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of June 30, 2005 were $2.5 million and $0.4 million respectively.
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
     Cash used in investing activities was primarily for net purchases of short-term investments of $5.6 million. Cash provided by financing activities was primarily from the issuance of common stock related to our Employee Stock Option and Employee Stock Purchase programs of $0.2 million.

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
     We have a history of losses with an accumulated deficit of $186.9 million as of June 30, 2005. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
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
     Due to these and other factors, our revenues may not increase or even remain at their current levels. Because a majority of our operating expenses are fixed, a small variation in our revenues can cause significant variations in our earnings from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.
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
     For the last several quarters, sales of our legacy Digital TV products have been significantly lower than in previous periods, primarily due to competition for our traditional customer base. We have also experienced little or no growth in sales of our PC Security products, due to the slow pace of large digital security projects which could utilize our products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV and PC Security products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Delays in the certification process for our digital TV security modules in South Korea have limited shipment of our modules to the South Korean digital TV market, which remains an important focus for us. We have also experienced delays in the development of new products designed to take advantage of new market opportunities, including our mobile smart card readers, physical access control terminals and dual reader conditional access modules. Once available, our physical access control product for the U.S. government faces substantial competition, and there is no guarantee that we will be successful in securing a significant portion of this market opportunity. If we are not able to complete, sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.
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
     Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from July 30, 2004 to July 29, 2005, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.51 and $4.92 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, broadcasters and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, three customers accounted for approximately 19% of our total net revenue in the twelve months ended December 31, 2004 and three customers accounted for approximately 26% of our total net revenue in the six months ended June 30, 2005. Any additional consolidation of our business lines could further increase our dependence on a limited number of customers. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.
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
We have paid taxes related to products previously purchased by a customer for which we may not receive reimbursement.
     In order to resolve tax liabilities related to products that we previously sold to a Digital TV customer, in April 2005 we were required to pay the French government approximately $4.7 million in Value Added Taxes (VAT), for which we had previously accrued the expense. In connection with this payment, we entered into an agreement with the customer that commits the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from us and then remit the refunded amount to us. While the intent of the agreement is to facilitate our recovery of some or all of the $4.7 million in VAT we have paid to the French government, there is no assurance that the customer will pursue the tax reimbursement, that the French government will agree to make a refund to the customer or that the customer will remit to us the amount refunded; in each case, in a timely fashion, in full or at all. Any legal option that may be available to us in order to pursue reimbursement from the customer could result in significant expense, use our management’s time and resources and may not be successful.
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
     In addition, in the third quarter of 2005 we plan to begin shifting all product and component manufacturing to contract manufacturers, while continuing to manage demand planning, procurement and other related activities within SCM. The exclusive use of contract manufacturing reduces the flexibility we have in our operations and requires us to exercise strong planning and management skills in order to ensure that our products are manufactured timely, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner or at all or on reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as write-offs of excess inventory.
Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. For example, in the first quarter of 2005 we determined that we might no longer be able to sell certain of our Digital TV and PC Security products because they contain lead, which will be banned from use in electronic and electrical products in Europe beginning in July 2006 under the directive known as RoHS (Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment), which will come into force on July 1, 2006. As a result, we wrote down Digital TV and PC Security product inventory in the first quarter. In addition, we must now submit new lead-free products to our customers, which may result in a vendor qualification process that could require us to compete for business that had previously been secured.
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

Our inability to achieve a quorum and to hold an annual meeting of stockholders could result in stockholder lawsuits under Delaware law and/or the delisting of our common stock from the Nasdaq National Market.
     Our 2005 Annual Meeting of Stockholders was originally scheduled for June 23, 2005. However, we have had to adjourn this meeting twice because we have been unable to achieve a quorum. Currently, the 2005 Annual Meeting of Stockholders has been adjourned to October 20, 2005, in order to allow us additional time to solicit proxies, and we may be required to further adjourn the meeting to an even later date or cancel it if we are not able to achieve the necessary quorum.
     Our present or future failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the Qualitative Listing Requirements for the Nasdaq National Market, each of which requires us to hold an annual meeting of our stockholders. The inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. In accordance with Section 211 of the Delaware General Corporation Law, if there has been a failure to hold an annual meeting, the Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Lack of compliance with the Qualitative Listing Requirements for the Nasdaq National Market could result in the delisting of our common stock on the Nasdaq Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
     According to Section 1.4 of our bylaws, at any meeting of the stockholders, holders of one-third of all shares of stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum. As of April 25, 2005, the record date for our 2005 Annual Meeting of Stockholders, approximately 68% of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. German stock market regulations make it voluntary for German banks and brokers to send proxy materials to the individuals for whom they hold shares in custody, and, to our understanding, the majority of these banks and brokers do not forward proxy materials for non-German companies. As a result, we believe that more than half of our stockholders in Germany have not received, and we do not expect them to receive, proxy materials for our 2005 Annual Meeting of Stockholders. Accordingly, these stockholders will not be able to vote their shares, either in person or by proxy, at such a meeting. In addition, we had a very low turnout of votes from our German stockholders who did receive copies of our proxy materials. In contrast to the United States, we understand that there is no routine “broker non-vote” in Germany, so even when the German banks and brokers do circulate our proxy materials, if the stockholder does not return the proxy card to us, the stockholder’s shares will not be counted for purposes of establishing a quorum.
     As of July 21, 2005, the date of our most recently completed tabulation, only 30.3% of the 15,485,438 shares of our common stock issued and outstanding and entitled to vote as of the record date for the meeting had returned a proxy to us. We cannot assure you that we will be successful in obtaining a quorum for our 2005 Annual Meeting of Stockholders or for any future meeting of our stockholders.
Future corporate actions requiring stockholder approval may be restricted, delayed or prevented if we are unable to obtain a quorum at regular or special stockholder meetings or the required stockholder approval.
     As described in the risk factor above, to date we have been unable to achieve a quorum in order to conduct business at our 2005 Annual Meeting of Stockholders. Because we expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers, it will be difficult and costly for us, and will require considerable management resources, to achieve a quorum at any future annual or special meeting of our stockholders, if we are able to do so at all. Even if we use every reasonable effort, we cannot assure you that we will be able to persuade any or all of the German banks and brokers to cooperate in our proxy solicitation process or, if we do, that we will be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we cannot assure you that we will be successful in obtaining such approval.
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
     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 69% and 73% of our revenues for the twelve months ended December 31, 2004 and the six months ended June 30, 2005, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     Likewise, as a small, dual-traded company we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 creates additional liability and exposure for directors and financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high a level of corporate governance could be impaired.
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
     We rely upon a limited number of suppliers of several key components of our products, which may expose us to certain risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our digital media readers, are in great demand. This could result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.
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
     Under Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis our management is required to report on, and our independent auditors are required attest to, the effectiveness of our internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management. While we believe that our internal controls are currently effective, we have found material weakness in the past and we cannot be certain that we will be able to 1) report that our controls are without material weakness or 2) complete our evaluation of those controls in a timely fashion. Similarly, we cannot be certain that our auditors will consistently be able to attest that no material weakness in our controls exists.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first six months of 2005. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to SCM (including our consolidated subsidiaries) that is required to be disclosed in our reports under the Securities Exchange Act of 1934.
     (b) Changes in Internal Controls
     During the three months ended June 30, 2005, in response to a material weakness in our internal controls identified by management in connection with our fiscal 2004 audit and related to the determination and reporting of the provision for income taxes and the related financial statements disclosures, we reviewed, revised and strengthened our procedures for the calculation of income tax provisions, including performing additional validation work and involving additional external advisors. Other than this, there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Note 12 of Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2005 Annual Meeting of Stockholders was originally scheduled for June 23, 2005. However, we have had to adjourn this meeting twice because we have been unable to achieve a quorum. Currently, the 2005 Annual Meeting of Stockholders has been adjourned to October 20, 2005, in order to allow us additional time to solicit proxies, and we may be required to further adjourn the meeting to an even later date or cancel it if we are not able to achieve the necessary quorum. Accordingly, no action has been taken on the two proposals scheduled to be acted upon by stockholders at the annual meeting, specifically:
•	the reelection of two Class I directors, and
•	the ratification of the selection of Deloitte & Touche LLP as the Company's independent registered public accountants.
     In accordance with the SCM's bylaws, all of our Class I directors will continue to serve as directors of SCM until their respective successors are elected. Stockholder ratification of the selection of Deloitte & Touche LLP as our independent registered public accountants is not required by our bylaws or any other applicable legal requirement, but was submitted to the stockholders for ratification as a matter of good corporate practice. We expect that Deloitte & Touche LLP will continue to serve as our independent registered public accountants, subject to the discretion of our Audit Committee.

Item 6. Exhibits
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

Registrant

SCM MICROSYSTEMS, INC.

August 9, 2005	By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer

August 9, 2005		/s/ Steven L. Moore

Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.