Form 10-Q
period 2005-09-30
SCM MICROSYSTEMS INC
filed 2005-11-09
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
At November 2, 2005, 15,592,964 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net revenue	$13,312	$10,957	$34,335	$35,698
Cost of revenue	8,117	7,825	22,249	25,443

Gross profit	5,195	3,132	12,086	10,255

Operating expenses:
Research and development	2,196	2,486	6,921	8,039
Selling and marketing	2,237	2,744	7,301	9,116
General and administrative	2,696	2,303	7,455	8,077
Amortization of intangible assets	163	278	513	872
Restructuring and other charges (credits)	25	(82)	188	(140)

Total operating expenses	7,317	7,729	22,378	25,964

Loss from operations	(2,122)	(4,597)	(10,292)	(15,709)
Interest and other income, net	467	359	2,143	1,132

Loss from continuing operations before income taxes	(1,655)	(4,238)	(8,149)	(14,577)
Benefit (provision) for income taxes	(137)	59	40	(67)

Loss from continuing operations	(1,792)	(4,179)	(8,109)	(14,644)
Loss from discontinued operations, net of income taxes	(166)	(96)	(435)	(203)
Gain (loss) on sale of discontinued operations, net of income taxes	(89)	186	(74)	248

Net loss	$(2,047)	$(4,089)	$(8,618)	$(14,599)

Loss per share from continuing operations:
Basic and diluted	$(0.11)	$(0.27)	$(0.52)	$(0.95)

Gain (loss) per share from discontinued operations:
Basic and diluted	$(0.02)	$0.01	$(0.04)	$0.00

Net loss per share:
Basic and diluted	$(0.13)	$(0.26)	$(0.56)	$(0.95)

Shares used to compute income (loss) per share:
Basic and diluted	15,542	15,426	15,517	15,382

Comprehensive loss:
Net loss	$(2,047)	$(4,089)	$(8,618)	$(14,599)
Unrealized gain (loss) on investments	(59)	(25)	150	(103)
Foreign currency translation adjustment	(81)	(86)	(1,958)	(442)

Total comprehensive loss	$(2,187)	$(4,200)	$(10,426)	$(15,144)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$15,223	$31,181
Short-term investments	20,585	14,972
Accounts receivable, net of allowances of $1,577 and $2,207 as of September 30, 2005 and December 31, 2004, respectively	7,057	8,700
Inventories	5,319	8,319
Other current assets	2,725	2,336

Total current assets	50,909	65,508

Property and equipment, net	3,489	4,597

Intangible assets, net	1,053	1,740

Other assets	1,454	1,462

Total assets	$56,905	$73,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,700	$4,790
Accrued compensation and related benefits	2,615	2,670
Accrued restructuring and other charges	4,107	9,879
Accrued royalties	1,401	1,794
Accrued professional fees	1,923	2,011
Other accrued expenses	3,275	3,189
Income taxes payable	2,212	2,014

Total current liabilities	20,233	26,347

Deferred tax liability	111	131

Commitments and contingencies (see Notes 10 and 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,542 and 15,484 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	16	15
Additional paid-in capital	227,555	227,398
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(188,939)	(180,321)
Other cumulative comprehensive gain	706	2,514

Total stockholders’ equity	36,561	46,829

Total liabilities and stockholders’ equity	$56,905	$73,307

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,618)	$(14,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	509	(45)
Deferred income taxes	(20)	(1)
Depreciation and amortization	1,603	2,719
Loss on disposal of fixed assets	—	47
Stock compensation expense	—	32
Changes in operating assets and liabilities:
Accounts receivable	1,152	2,950
Inventories	2,810	(155)
Other assets	(741)	6,080
Accounts payable	175	(3,244)
Accrued expenses	(4,784)	(512)
Income taxes payable	129	(612)

Net cash used in operating activities from continuing operations	(7,785)	(7,340)
Net cash used in operating activities from discontinued operations	(1,363)	(608)

Net cash used in operating activities	(9,148)	(7,948)

Cash flows from investing activities:
Capital expenditures	(65)	(279)
Proceeds from disposal of fixed assets	76	1
Maturities of short-term investments	6,768	4,127
Purchases of short-term investments	(12,399)	(11,009)

Net cash used in investing activities from continuing operations	(5,620)	(7,160)
Net cash provided by investing activities from discontinued operations	2	—

Net cash used in investing activities	(5,618)	(7,160)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	158	600

Net cash provided by financing activities	158	600

Effect of exchange rates on cash and cash equivalents	(1,350)	(472)

Net decrease in cash and cash equivalents	(15,958)	(14,980)
Cash and cash equivalents at beginning of period	31,181	49,382

Cash and cash equivalents at end of period	$15,223	$34,402

Supplemental disclosures of cash flow information:
Income tax refunds received	$96	$—

Cash paid during the period for income taxes	$34	$126

Non-cash investing activities:
Purchases of property and equipment included in accounts payable at period end	$11	$—

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which is a replacement of Accounting Principles Board (APB) Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
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
     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. The Company does not expect adoption of this standard to have a material impact on its future results of operations or financial position.

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
     For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(2,047)	$(4,089)	$(8,618)	$(14,599)
Add: Employee stock-based compensation included in reported net loss net of related tax effects	—	—	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(333)	(685)	(1,172)	(2,274)

Pro forma net loss	$(2,380)	$(4,774)	$(9,790)	$(16,873)

Net loss per share, as reported — basic and diluted	$(0.13)	$(0.26)	$(0.56)	$(0.95)

Pro forma loss per share — basic and diluted	$(0.15)	$(0.31)	$(0.63)	$(1.10)

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

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2005 and during the same periods for 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenue	$—	$—	$—	$16

Operating loss	$(59)	$(68)	$(244)	$(199)

Loss before income taxes	$(96)	$(96)	$(365)	$(203)

Income tax benefit (provision)	$(70)	$—	$(70)	$—

Loss from discontinued operations	$(166)	$(96)	$(435)	$(203)
     The income tax provision for the three months ended September 30, 2005 primarily reflects an increase in the income tax contingency reserves for income tax filing positions taken by the Company for various subsidiaries in foreign jurisdictions.
4. Short-Term Investments
     The fair value of short-term investments at September 30, 2005 and December 31, 2004 was as follows (in thousands):

	September 30, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$9,962	$—	$(51)	$9,911
U.S. government agencies	10,732	—	(58)	10,674

Total	$20,694	$—	$(109)	$20,585

	December 31, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$10,286	$—	$(276)	$10,010
U.S. government agencies	4,994	—	(32)	4,962

Total	$15,280	$—	$(308)	$14,972

     In addition to the above investments as of December 31, 2004, the Company also held a restricted investment having an unrealized gain of $49,000. During the three months ended September 30, 2005, the restriction on this investment was removed and the maturity of such investment resulted in the Company receiving the related cash proceeds.
     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. For the three and nine months ended September 30, 2005 and 2004, no impairment of the investments was identified based on the evaluations performed.

5. Inventories
     Inventories consist of (in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$2,373	$4,604
Work in process	1,807	1,152
Finished goods	1,139	2,563

	$5,319	$8,319

6. Intangible Assets
     Intangible assets consist of the following (in thousands):

		September 30, 2005			December 31, 2004
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Customer relations	60 months	$1,496	$(1,007)	$489	$1,937	$(1,086)	$(44)	$807
Core technology	60 months	1,696	(1,132)	564	3,984	(2,707)	(344)	933

Total intangible assets		$3,192	$(2,139)	$1,053	$5,921	$(3,793)	$(388)	$1,740

     SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization. Amortization expense related to intangible assets was $0.5 million for the first nine months of 2005 and $0.9 million for the same period of 2004.
     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year		Amount
2005	(remaining 3 months)	$159
2006		631
2007		263

Total		$1,053

7. Restructuring and Other Charges
     Continuing Operations
     Accrued liabilities related to restructuring actions and other activities during the first three quarters of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$—	$124	$49	$114	$6,807	$7,094

Provision for 2004	620	9	17	831	106	1,583
Changes in estimates	(19)	20	(20)	(6)	(1,741)	(1,766)

	601	29	(3)	825	(1,635)	(183)
Payments or write offs in 2004	(601)	(101)	(46)	(508)	(40)	(1,296)

Balances as of December 31, 2004	—	52	—	431	5,132	5,615

Provision for Q1 2005	1	—	—	16	9	26
Changes in estimates	—	7	—	(15)	170	162

	1	7	—	1	179	188
Payments or write offs in Q1 2005	(1)	(8)	—	(339)	(302)	(650)

Balances as of March 31, 2005	—	51	—	93	5,009	5,153

Provision for Q2 2005	—	—	—	—	12	12
Changes in estimates	—	—	—	3	(41)	(38)

	—	—	—	3	(29)	(26)
Payments or write offs in Q2 2005	—	(8)	—	(96)	(4,671)	(4,775)

Balances as of June 30, 2005	—	43	—	—	309	352

Provision for Q3 2005	—	—	—	228	3	231
Changes in estimates	—	—	—	—	—	—

	—	—	—	228	3	231
Payments or write offs in Q3 2005	—	(5)	—	(4)	(8)	(17)

Balances as of September 30, 2005	$—	$38	$—	$224	$304	$566

     For the three months ended September 30, 2005, SCM incurred net restructuring and other charges of approximately $231,000, of which $228,000 primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations in its Singapore facility to contract manufacturers. Approximately $0.2 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $25,000 primarily relates to severance for non-manufacturing personnel and is therefore recorded in operating expenses. The Company expects to substantially complete its restructuring activity by the end of the fourth quarter of 2005 and to incur further costs of approximately $0.5 million.
     For the nine months ended September 30, 2005, restructuring and other charges, excluding severance for Singapore manufacturing personnel discussed above and recorded in cost of revenue, were approximately $188,000. This includes the $25,000 severance costs for non-manufacturing personnel discussed above, as well as changes in estimates for European tax related matters and lease commitments, which were partially offset by changes in estimates related to severance costs in connection with cost reduction actions taken by management in the latter half of 2004. The 2004 cost reduction actions have been completed and the Company does not expect to incur further charges related to these actions in 2005.
     In addition, in April 2005, the Company made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, the Company entered into an agreement with the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to the Company. Although the Company is in the process of completing certain regulatory procedures and is attempting to recover this amount from the customer, there is no assurance that the Company will be able to recover the amount. As of September 30, 2005, the remaining balance of accrued other costs primarily relates to European tax matters.

     Discontinued Operations
     Accrued liabilities related to exit costs, restructuring actions and other activities during the first three quarters of 2005 and during the year ended December 31, 2004 consist of the following (in thousands):

		Asset
	Lease/Contract	Write		Other
	Commitments	Downs	Severance	Costs	Total
Balances as of January 1, 2004	$3,912	$9	$275	$345	$4,541

Provision for 2004	43	22	7	826	898
Changes in estimates	450	—	(65)	—	385

	493	22	(58)	826	1,283
Payments or write offs in 2004	(445)	(31)	(217)	(867)	(1,560)

Balances as of December 31, 2004	3,960	—	—	304	4,264

Provision for Q1 2005	—	—	—	6	6
Changes in estimates	5	—	—	—	5

	5	—	—	6	11
Payments or write offs in Q1 2005	(182)	—	—	(94)	(276)

Balances as of March 31, 2005	3,783	—	—	216	3,999

Provision for Q2 2005	—	—	—	52	52
Changes in estimates	(12)	—	—	—	(12)

	(12)	—	—	52	40
Payments or write offs in Q2 2005	(170)	—	—	(152)	(322)

Balances as of June 30, 2005	3,601	—	—	116	3,717

Provision for Q3 2005	—	—	—	149	149
Changes in estimates	(61)	—	—	—	(61)

	(61)	—	—	149	88
Payments or write offs in Q3 2005	(159)	—	—	(105)	(264)

Balances as of September 30, 2005	$3,381	$—	$—	$160	$3,541

     Exit costs for the three and nine months ended September 30, 2005 primarily related to changes in estimates for lease obligations and legal fees. The Company has exited its retail Digital Media and Video business and does not expect to incur further significant charges during 2005, except for legal costs relating to the Company’s defense to the complaint filed by DVDCre8. (See Note 12.)
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
     SCM provides secure digital access solutions to original equipment manufacturer (“OEM”) customers in three markets: Digital TV, PC Security and Flash Media Interface. The executive staff reviews financial information and business performance within these three business segments. The Company evaluates the performance of these segments at the revenue and gross profit level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for internal reporting purposes.

     Summary information by segment for the three and nine months ended September 30, 2005 and during the same periods for 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Digital TV:
Revenue	$5,260	$4,032	$13,801	$14,357
Gross profit	1,962	733	3,654	900
Gross profit %	37%	18%	26%	6%

PC Security:
Revenue	$3,898	$4,547	$12,566	$13,183
Gross profit	1,518	2,050	4,468	6,011
Gross profit %	39%	45%	36%	46%

Flash Media Interface:
Revenue	$4,154	$2,378	$7,968	$8,158
Gross profit	1,715	349	3,964	3,344
Gross profit %	41%	15%	50%	41%

Total:
Revenue	$13,312	$10,957	$34,335	$35,698
Gross profit	5,195	3,132	12,086	10,255
Gross profit %	39%	29%	35%	29%
     Geographic net revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Europe	$6,697	$5,313	$16,021	$17,612
United States	4,145	3,549	9,873	10,822
Asia-Pacific	2,470	2,095	8,441	7,264

	$13,312	$10,957	$34,335	$35,698

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	16%	*	12%	10%
Customer B	15%	13%	*	*
Customer C	10%	*	*	*

	41%	13%	12%	10%

     * Revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	September 30,	December 31,
	2005	2004
Customer A	14%	*
Customer B	12%	*
Customer D	*	18%

Total	26%	18%

     * Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of September 30, 2005 and December 31, 2004, are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Property and equipment, net:
United States	$42	$70
Europe	1,463	1,919
Asia-Pacific	1,984	2,608

Total	$3,489	$4,597

9. Cumulative Adjustment to Interest Income and Other Cumulative Comprehensive Gain
     In July 2005, during a review of the Company’s investment holdings and the calculation of interest income and unrealized gains and losses on investments, the Company discovered an error in the recording of the amortization of investment premiums and discounts and the related interest income and unrealized gain (loss) on investments. As a result, interest income and unrealized loss on investments during the periods affected and the balance of unrealized loss included in other cumulative comprehensive gain have been overstated. The cumulative overstatement of interest income and unrealized loss on investments for periods prior to the three months ended June 30, 2005 was approximately $0.3 million. The effect of the error was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no effect on reported comprehensive loss or total stockholder’s equity. To correct this error, the Company recorded the cumulative $0.3 million as a reduction in interest income in the Condensed Consolidated Statements of Operations and a decrease in unrealized loss on investments with a corresponding $0.3 million increase in Other Cumulative Comprehensive Gain during the three-month period ended June 2005.
10. Commitments
     The Company leases facilities, certain equipment and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next eleven years.
     Purchases for inventories are highly dependent upon forecasts of customers’ demand. Due to the uncertainty in demand from customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of September 30, 2005, the purchase and contractual commitments were $4.0 million.
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

     Components of the reserve for warranty costs for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004

Balances at January 1	$244	$326
Additions related to sales during the period	288	71
Warranty costs incurred during the period	(95)	(91)
Adjustments to accruals related to prior period sales	(266)	(66)

Balance at September 30	$171	$240

11. Related Party Transactions
     During the three months ended September 30, 2004, SCM recognized approximately $0.2 million of revenue from sales to Conax AS, a company engaged in the development and provision of smart-card based systems of which Oystein Larsen, a former member of SCM’s board of directors, was then an officer. During the nine months ended September 30, 2004, SCM recognized revenue of approximately $0.5 million from sales to Conax. As of December 31, 2004, no accounts receivable were due from Conax. Oystein Larsen served as Executive Vice President, Business Development and New Business of Conax through December 31, 2004 and as a board member of SCM Microsystems until July 2005. Mr. Larsen was not directly compensated for revenue transactions between the two companies.
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
     In April 2005, Cybercard Corporation (“Cybercard”), a Canadian corporation, filed a patent infringement claim against the Company in the Southern District of Illinois (Case No. 05-CV-274-MJR). The claim alleged infringement of U.S. Patent No. 5,497,411, entitled “Telecommunications Card — Access System,” by the Company’s CHIPDRIVE® Smartcard Office product. In the same lawsuit, Cybercard sued six other defendants. No specific damages have been specified in the claim. To date, no sales of the allegedly infringing product have been made in the United States. The Company is investigating the claim, which it expects to vigorously defend, if necessary, or otherwise resolve, as appropriate, of any allegations of infringement.
     In September 2003, the Company and Pinnacle Systems, Inc. (“Pinnacle’) were served with a complaint in YOUCre8, Inc. a/k/a DVDCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia, now SCM Multimedia (“Dazzle”). The complaint alleges that in connection with our sale of certain assets of our former Dazzle video products business to Pinnacle, Dazzle breached the Software License Agreement between the Plaintiff and Dazzle. The complaint further alleges that we and Pinnacle tortiously interfered with DVDCre8’s commercial relationships, engaged in acts to restrain competition in the DVD software market, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. In December of 2003, Dazzle filed a Cross-Complaint against the Plaintiff seeking $600,000 in damages for alleged breach of the Software License Agreement between the Plaintiff and Dazzle. In June of 2004, Plaintiff filed a First Amended Complaint asserting additional claims against Pinnacle. In July of 2004 and January of 2005, the parties participated in settlement discussions before a private mediator which were unsuccessful. In March of 2005, Plaintiff filed a Second Amended Complaint, which dropped contract claims and a claim for injunctive relief against Pinnacle, as well as the misappropriation of trade secrets claim against all defendants, and added new allegations against Dazzle and SCM Microsystems, including a claim for damages in excess of $5.8 million and unspecified amount of punitive damages. Jury trial has been set for January 20, 2006. Pursuant to the Asset Purchase Agreement between SCM and Pinnacle, we and Pinnacle are seeking indemnification from each other, respectively, for all or part of the damages and the expenses incurred to defend the Plaintiff’s claims. We believe the claims by DVDCre8 are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. If we were to be unsuccessful in our defense of this lawsuit, and if the Plaintiff were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that Pinnacle’s claim for indemnification is without merit, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, and we may even be forced to pay Pinnacle an amount, currently unknown, which could have an adverse effect on our business.

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
Overview
     SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our digital access products into three market segments: PC Security, Digital TV and Flash Media Interface.
•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Digital TV market, we offer conditional access modules that provide secure decryption for digital pay-TV broadcasts.

•	For the Flash Media Interface market, we offer digital media readers that are used to transfer digital content, primarily digital photos, to and from various flash media.
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
     In our continuing operations, we have experienced a significant drop in revenues in the period from January 2003 through September 2005, which has resulted in continued operational losses. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by competition since the middle of 2003, as well as by ongoing weakness in the overall digital television market. Sales levels of our PC Security products were relatively unchanged in 2004 compared with 2003 and decreased only slightly in the first nine months of 2005 compared with the first nine months of 2004. We believe that growth in sales of our PC Security products has been curtailed by the slow pace at which new smart card programs reach a stage requiring high volumes, which directly drives demand for our readers. Sales levels of our Flash Media Interface products were relatively unchanged in 2004 compared with 2003 and have remained relatively unchanged in the first nine months of 2005 compared with the first nine months of 2004. In all three of our primary product segments, sales are dependent on a small number of customers, which can result in fluctuations in sales levels from one quarter to another.

     We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV, PC Security and Flash Media Interface products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected and we have experienced delays in the development of new products designed to take advantage of new market opportunities.
     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as tradeshow participation. In the last few months we have also taken steps to outsource all our manufacturing operations to contract manufacturers, which we believe will yield further savings and efficiencies. For the first half of 2005, our expense reductions were partially offset by the devaluation of the U.S. dollar related to foreign currencies. This did not occur in the third quarter however, due to the recent strengthening of the dollar. In recent periods we have increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002. In addition, our current organizational structure requires that we support facilities and operations in several locations around the world, which limits the degree to which we can further reduce expenses.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses SCM’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, our management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Our management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Our management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be probable and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required. Based on such judgments, we had inventory write-downs of approximately $2.2 million and $4.3 million in the first nine months of 2005 and 2004, respectively.

•	We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In each of the first nine months of 2005 and 2004, we recognized no impairment charges related to investments.

•	In assessing the recoverability of our other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation as well as future changes to the operating structure of our continuing business may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. During 2002, the accounting for restructuring costs required us to record provisions and charges when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first quarter of 2006. We do not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or financial position.
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
     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29. SFAS No. 153 eliminates certain differences between existing accounting standards. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June, 15, 2005. We do not expect adoption of this standard to have a material impact on our future results of operations or financial position.

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
Results of Operations
     Net Revenue. Summary information by product segment for the three- and nine-month periods ended September 30, 2005 and 2004 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Nine months ended		period to
	September 30,		period	September 30,		period
	2005	2004		2005	2004
Digital TV
Revenue	$5,260	$4,032	30%	$13,801	$14,357	(4)%
Gross profit	1,962	733		3,654	900
Gross profit %	37%	18%		26%	6%

PC Security
Revenue	$3,898	$4,547	(14)%	$12,566	$13,183	(5)%
Gross profit	1,518	2,050		4,468	6,011
Gross profit %	39%	45%		36%	46%

Flash Media Interface
Revenue	$4,154	$2,378	75%	$7,968	$8,158	(2)%
Gross profit	1,715	349		3,964	3,344
Gross profit %	41%	15%		50%	41%

Total:
Revenue	$13,312	$10,957	21%	$34,335	$35,698	(4)%
Gross profit	5,195	3,132		12,086	10,255
Gross profit %	39%	29%		35%	29%
     Net revenue for the three months ended September 30, 2005 was $13.3 million, compared to $11.0 million for the same period in 2004, an increase of 21%. This increase in revenue was primarily related to higher sales volumes of our Digital TV conditional access modules and Flash Media Interface readers, both driven by seasonal demand from specific customers. For the nine months ended September 30, 2005, net revenue was $34.3 million, down 4% from net revenue of $35.7 million in the first nine months of 2004. This decrease resulted from slightly lower sales across all three of our product lines, with the greatest decline occurring in PC Security.
     In our Digital TV product line, sales were $5.3 million in the third quarter of 2005 compared to $4.0 million in the third quarter of 2004, an increase of 30%. This increase was due to a larger than usual order from one customer to fulfill seasonally driven demand for new subscribers prior to the fall soccer season in Europe. We do not expect this level of demand from the same customer to be repeated in the next quarter. For the first nine months of 2005, sales were $13.8 million, a decrease of 4% compared with $14.4 million in the first nine months of 2004. Sales of our Digital TV products in the first nine months of 2005 were impacted by weak demand and increasing competition for our products, primarily in Europe, offset by increased sales of new products in South Korea and higher than expected sales due to seasonal demand in the third quarter. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts.

     In our PC Security product line, sales were $3.9 million in the third quarter of 2005, down 14% from $4.5 million in the third quarter of 2004. For the nine months ended September 30, 2005, sales were $12.6 million, down 5% from sales of $13.2 million in the first nine months of 2004. In both the three- and nine-month comparative periods, lower revenue levels were primarily the result of fluctuations in order levels, rather than specific market or business trends. Revenue in our PC Security product line is subject to significant variability based on the size and timing of product orders. We believe that growth in sales of our PC Security products has been curtailed by the slow pace at which new smart card programs reach a stage requiring high volumes, which directly drives demand for our readers. Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate the identity of people in order to control access to computers, computer networks and buildings or other facilities.
     Revenue from our Flash Media Interface product line was $4.2 million in the three months ended September 30, 2005, up 75% compared with $2.4 million in the third quarter of 2004. This increase was primarily due to large orders for new digital media readers that are being incorporated in consumer electronics products, which will be marketed during the 2005 holiday season. We do not expect this level of demand to be repeated in the next quarter. For the first nine months of 2005, sales were $8.0 million, a decrease of 2% compared with $8.2 million in the first nine months of 2004. The decrease in the nine-month comparative period was primarily due to the cessation of certain products within this business during the first half of 2005, partially offset by large orders for newer products in the third quarter of 2005. Flash Media Interface revenues consist of sales of digital media readers used primarily to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos.
     Gross Profit. Gross profit for the three months ended September 30, 2005 was $5.2 million, or 39% of total net revenue, compared to $3.1 million, or 29% in the same period of 2004. During the third quarter of 2005, our gross profit was positively impacted by the release of reserves for inventory previously written down of approximately $1.3 million, primarily related to our Digital TV products. This was offset by new write-downs to inventory of $0.4 million in the quarter, primarily related to PC Security products, and severance costs of $0.2 million related to the outsourcing of manufacturing operations to contract manufacturers. (See Note 7 to Condensed Consolidated Financial Statements.) The net effect of the releases, reserves and severance costs recorded in the quarter was a positive impact to gross profit of approximately $0.7 million. In addition, gross profit for our Flash Media Interface business was adversely impacted in the third quarter by product mix, as we sold significant volumes of new Flash Media Interface products that have a significantly lower margin than legacy products in this segment. During the third quarter of 2004, our gross profit was adversely affected by an inventory write-down of approximately $1.1 million, of which $0.6 million related to excess Flash Media Interface product inventory, $0.3 million related to Digital TV product inventory and $0.2 million related to a write-down in the value of digital television controller chips due to pricing pressures.
     For the nine months ended September 30, 2005, gross profit was $12.1 million, or 35% of revenue, compared with gross profit of $10.3 million, or 29% of revenue for the first nine months of 2004. Gross profit in the first nine months of 2005 was positively impacted by approximately $2.4 million in releases of reserves for inventory, which was sold during this period as a result of higher than expected customer demand and changes in the technological application of our products, primarily in our Digital TV business. These releases were offset by inventory write-downs of approximately $2.2 million, as well as by pricing pressure, mix of products sold, severance and tooling costs. Gross profit in the first nine months of 2004 was adversely impacted by inventory write-downs, including approximately $1.0 million primarily related to flash media interface and digital television products taken in the third quarter, $2.9 million related primarily to our Digital TV products taken in the second quarter and $0.2 million taken in the first quarter of 2004.
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

     Research and Development.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
	2005	2004	period	2005	2004	period
Expenses	$2,196	$2,486	(12)%	$6,921	$8,039	(14)%
Percentage of total revenues	16%	23%		20%	23%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the third quarter of 2005, research and development expenses were $2.2 million, or 16% of revenue, compared with $2.5 million, or 23% of revenue in the third quarter of 2004. For the first nine months of 2005, research and development expenses were $6.9 million, or 20% of revenue, compared with $8.0 million, or 23% of revenue for the first nine months of 2004, a decrease of $1.1 million, or 14%. The decrease in the first nine months of 2005 compared with the prior year period was primarily due to lower headcount and contract service costs and to customer funded development contributions of $0.3 million. The decrease in expenses was partially offset by the devaluation of the U.S. dollar in the first half of the year compared with foreign currencies in which the majority of our research and development expenses are paid. We expect our research and development expenses to vary based on future project demands.
     Selling and Marketing.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
	2005	2004	period	2005	2004	period
Expenses	$2,237	$2,744	(18)%	$7,301	$9,116	(20)%
Percentage of total revenues	17%	25%		21%	26%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the third quarter of 2005 were $2.2 million, or 17% of revenue, compared with $2.7 million, or 25% of revenue in the third quarter of 2004. For the first nine months of 2005, sales and marketing expenses were $7.3 million, a decrease of $1.8 million, or 20% from $9.1 million in the first nine months of 2004. The decrease in the first nine months of 2005 compared with the prior year period was primarily due to reductions in headcount and in trade show expenditures, partially offset by the devaluation of the U.S. dollar in the first half of the year compared with foreign currencies in which the majority of our sales and marketing expenses are paid. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
     General and Administrative.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
	2005	2004	period	2005	2004	period
Expenses	$2,696	$2,303	17%	$7,455	$8,077	(8)%
Percentage of total revenues	20%	21%		22%	23%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the third quarter of 2005, general and administrative expenses were $2.7 million, or 20% of revenue, compared with $2.3 million, or 21% of revenue in the third quarter of 2004. For the first nine months of 2005, general and administrative expenses were $7.5 million, compared with $8.1 million in the first nine months of 2004, a decrease of $0.6 million, or 8%. The decrease in the first nine months of 2005 compared with the prior year period was primarily due to reductions in headcount, partially offset by increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002, and by the devaluation of the U.S. dollar in the first half of the year compared with foreign currencies in which the majority of our general and administration expenses are paid. We expect that our general and administrative costs will remain high as a percentage of revenue relative to other companies our size, as our global operations make it necessary to maintain our current administrative infrastructure.

     Amortization of Intangible Assets.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
	2005	2004	period	2005	2004	period
Expenses	$163	$278	(41)%	$513	$872	(41)%
Percentage of total revenues	1%	3%		1%	2%
     Amortization of intangible assets in the third quarter of 2005 was $0.2 million, compared with $0.3 million for the same period of 2004. For the first nine months of 2005, amortization of intangible assets was $0.5 million, compared with $0.9 million for the first nine months of 2004. Lower amortization in the three- and nine-month periods of 2005 reflects a lower level of intangible assets on our balance sheet.
     Restructuring and Other Charges (Credits). In the third quarter of 2005, restructuring and other charges were $25,000 primarily related to severance costs for a reduction in force of non-manufacturing personnel resulting from our decision to outsource manufacturing operations in our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue. (See Note 7 to Condensed Consolidated Financial Statements.) In the third quarter of 2004 we recorded a credit to restructuring and other charges of $0.1 million, which resulted from a favorable adjustment to charges taken in 2003 related to European taxation issues offset by severance costs in connection with expense reduction activities and settlement costs of claims asserted by a European customer.
     Restructuring and other charges for the first nine months of 2005 included the severance costs noted above and other charges of approximately $0.2 million primarily related to changes in estimates for European tax related matters, which were recorded in the first quarter of 2005. In the first nine months of 2004, we recorded a credit to restructuring and other charges of $0.1 million, which reflects the severance and settlement charges and the offsetting tax adjustment noted above, as well as settlement and other legal costs recorded in the first quarter of 2004.
     Interest and Other Income. Interest and other income consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In the third quarter of both 2005 and 2004, interest income resulting from invested cash balances was $0.3 million. In the first nine months of 2005, interest income was $0.6 million, which includes an adjustment to interest income taken in the second quarter for the correction of an error in accounting for the amortization of premiums and discounts on investments. The cumulative correction of the error resulted in a reduction of interest income in the second quarter and first nine months of 2005 of approximately $0.3 million. Interest income in the first nine months of 2004 was $0.6 million.
     Other income was minimal in the third quarter of 2005 and $0.1 million in the first nine months of 2005. Other income was $0.2 million in the third quarter of 2004 and $0.3 million in the first nine months of 2004 and resulted primarily from adjustments to European tax accruals.
     Foreign currency transaction gains were $0.1 million in the third quarter of 2005 compared with foreign currency transaction losses of $0.1 million in the third quarter of 2004. For the first nine months of 2005 and 2004, foreign currency transaction gains were $1.5 million and $0.3 million, respectively. Foreign currency transaction gains and losses during 2005 and 2004 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar holdings in an entity where the euro is the functional currency, while the losses in the third quarter of 2004 and the gains in the first nine months of 2004 resulted primarily from the revaluation of U.S. denominated intercompany balances to the functional currency of the subsidiary.
     Income Taxes. We recorded a tax provision of $137,000 in the third quarter of 2005 and a tax benefit of $40,000 for the first nine months of 2005. The year to date tax benefit primarily resulted from the recognition of Research and Development tax credits in foreign jurisdictions. In the third quarter of 2004, we recorded a benefit to income taxes of $59,000 and for the first nine months of 2004, we recorded a provision for income taxes of $67,000. The provision for income taxes in 2004 resulted from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
     Discontinued Operations. During 2003, we completed two transactions to sell our retail Digital Media and Video business. Net revenue for the retail Digital Media and Video business was $0 in the third quarter of both 2005 and 2004 and $0 and $16,000 in the first nine months of 2005 and 2004, respectively. For the third quarters of 2005 and 2004, operating loss was $0.2 million and $0.1 million, respectively. For the first nine months of 2005 and 2004, operating loss was $0.4 million and $0.2 million, respectively.
     During the third quarter of 2005 and for the nine months ended September 30, 2005, we recorded a net loss on the disposal of the retail Digital Media and Video business of approximately $0.1 million. This included the positive effects of changes in estimates related to vacated premises offset by legal costs related to ongoing litigation. During the third quarter and nine months ended September 30, 2004, net gain on the disposal of the retail Digital Media and Video business was approximately $0.2 million. This gain was generated by $1.1 million of inventory and asset recoveries and $0.1 million of reduced liabilities related to contract settlements, offset by changes in estimates of lease commitments of $0.3 million and legal costs of $0.7 million.

Liquidity and Capital Resources
     As of September 30, 2005, our working capital, which we have defined as current assets less current liabilities, was $30.7 million, compared to $39.2 million as of December 31, 2004, a decrease of approximately $8.5 million. The reduction in working capital for the first nine months of 2005 primarily reflects a decrease in accounts receivable of $1.6 million, a decrease in inventory of $3.0 million, an increase in other assets of $0.3 million and decreases in current liabilities of approximately $6.1 million.
     Cash, cash equivalents and short-term investments were $35.8 million as of September 30, 2005, a decrease of approximately $10.4 million compared to the balance of $46.2 million as of December 31, 2004.
     The following summarizes our cash flows for the nine months ended September 30, 2005 (in thousands):

Nine Months Ended
September 30,
2005
Operating cash used in continuing operations	$(7,785)
Operating cash used in discontinued operations	(1,363)
Investing cash usage	(5,618)
Financing cash flow	158
Effect of exchange rate changes on cash and cash equivalents	(1,350)

Decrease in cash and cash equivalents	(15,958)
Cash and cash equivalents at beginning of period	31,181

Cash and cash equivalents at end of period	$15,223

     Our primary sources of cash are receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Other sources of cash are the proceeds from the exercise of employee stock options and participation in our employee stock purchase plan.
     During the first nine months of 2005, cash used by operating activities was $7.8 million and reflects a loss from operations of $8.1 million, net of non-cash related expenses. The primary working capital source of cash was a reduction in accounts receivable of $1.6 million and decreases in inventory levels of $3.0 million due to lower purchases made during the period. These positive items were primarily impacted by payments of accrued expenses and liabilities of $6.1 million including the payment to the French government of $4.7 million related to VAT matters for a former customer. We are in the process of completing certain regulatory procedures in order to seek recovery of this amount from the customer. (See Note 7 to Condensed Consolidated Financial Statements for further discussion.) Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Total future lease obligations as of September 30, 2005 were $8.2 million, of which $2.1 million will be paid over the next 12 months. Inventory purchase commitments and other contractual obligations as of September 30, 2005 were $4.0 million and $0.5 million, respectively.
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
     Cash used in investing activities during the first nine months of 2005 was primarily for net purchases of short-term investments of $5.6 million and $0.1 million of capital expenditures, offset by $0.1 million of cash proceeds from the sale of property and equipment. Cash provided by financing activities was from the issuance of common stock related to our Employee Stock Option and Employee Stock Purchase programs of $0.2 million.

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
     We have a history of losses with an accumulated deficit of $188.9 million as of September 30, 2005. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
Our quarterly operating results will likely fluctuate.
     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans, seasonal demand or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or customer market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures; and

•	costs related to events such as acquisitions, organizational restructuring, litigation and write-off of investments.
     Due to these and other factors, our revenues may not increase or even remain at their current levels. Because a majority of our operating expenses are fixed, a small variation in our revenues can cause significant variations in our operational results from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.
It is difficult to estimate operating results prior to the end of a quarter.
     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases in demand for our products resulting from seasonal demand in our customers’ markets. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

Our strategy to grow revenue and become profitable depends on our ability to identify and secure new customers and market opportunities at a faster rate than the rate of decline in our sales from legacy customers and products.
     For the last several quarters, sales of our legacy Digital TV products have been significantly lower than in previous periods, primarily due to competition for our traditional customer base. We have also experienced little or no growth in sales of our PC Security products, due to the slow pace of anticipated large digital security projects that we believe could utilize our products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV, PC Security and Flash Media Interface products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. If our target markets do not develop and create demand for our products, and if we are not able to complete, sell and ship new products into the new markets we have identified, we may not be able to counter our revenue decline and our losses could increase.
Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.
     Our common stock is listed both on the Prime Standard of the Frankfurt Stock Exchange and on the Nasdaq Stock Market and we typically experience a significant volume of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the Nasdaq Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the United States to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the Nasdaq Stock Market conditions, could negatively impact our stock price. In addition, our inclusion or removal from European stock indices could impact our stock trading patterns and price.
Our stock price has been and is likely to remain volatile.
     Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from November 1, 2004 to October 31, 2005, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.64 and $4.92 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:
•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the Nasdaq Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	any loss of key management;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation developments; and

•	general market downturns.
     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

A significant portion of our sales typically comes from a small number of customers and the loss of one of more of these customers could negatively impact our operating results.
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, broadcasters and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, three customers accounted for approximately 19% of our total net revenue in the twelve months ended December 31, 2004 and three customers accounted for approximately 41% and 26% of our total net revenue in the three and nine months ended September 30, 2005, respectively. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers and could result in decreased revenues and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of several emerging markets.
     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by several factors, including, but not limited to, the following:
•	general economic conditions;

•	the uncertain pace of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the ability of our competitors to develop and market competitive solutions in emerging markets and our ability to win business in advance of and against such competition;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. government, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.
Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us, including costly litigation.
     Products such as our conditional access modules and smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped could be impacted. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair or replacement or even litigation costs. These costs could have a material adverse effect on our business and operating results.

     In addition, because our digital security customers rely on our products to prevent unauthorized access to their digital content, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.
If we do not accurately anticipate the correct mix of products that will be sold, we may be required to record further charges related to excess inventories.
     Due to the unpredictable nature of the demand for our products, we are required to place orders with our suppliers for components, finished products and services in advance of actual customer commitments to purchase these products. Significant unanticipated fluctuations in demand could result in costly excess production or inventories. If we were to determine that we could not utilize or sell this inventory, we may be required to write down its value, which we have done in the past. In order to minimize the negative financial impact of excess production, we may be required to significantly reduce the sales price of the product to increase demand, which in turn could result in a reduction in the value of the original inventory purchase. Writing down inventory or reducing product prices could adversely impact our cost of revenues and financial condition.
We have paid taxes related to products previously purchased by a customer for which we may not receive reimbursement.
     In order to resolve tax liabilities related to products that we previously sold to a Digital TV customer, in April 2005 we were required to pay the French government approximately $4.7 million in Value Added Taxes (“VAT”), for which we had previously accrued the expense. In connection with this payment, we entered into an agreement with the customer that commits the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from us and then remit the refunded amount to us. While the intent of the agreement is to facilitate our recovery of some or all of the $4.7 million in VAT we have paid to the French government, there is no assurance that the customer will pursue the tax reimbursement, that the French government will agree to make a refund to the customer or that the customer will remit to us the amount refunded; in each case, in a timely fashion, in full or at all. Any legal option that may be available to us in order to pursue reimbursement from or to enforce this agreement with the customer could result in significant expense, use our management’s time and resources and may not be successful.
Our business could suffer if our third-party manufacturers cannot meet production requirements.
     Most of our products are manufactured outside the United States, by contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative sources would materially and adversely affect our business and operating results. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:
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
     In addition, in the third quarter of 2005 we began to shift all product and component manufacturing previously performed by our employees to contract manufacturers, while continuing to manage demand planning, procurement and other related activities within SCM. The exclusive use of contract manufacturing reduces the flexibility we have in our operations and requires us to exercise strong planning and management skills in order to ensure that our products are manufactured timely, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as write-offs of excess inventory.

We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand.
     We rely upon a limited number of suppliers of several key components of our products, which may expose us to certain risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our conditional access modules, are in great demand. This could result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components, or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.
Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are short, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write off inventories for that product. For example, in the first quarter of 2005 we determined that we might no longer be able to sell certain of our Digital TV and PC Security products because they contain lead, which will be banned from use in electronic and electrical products in Europe beginning in July 2006 under the directive known as RoHS (Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment), which will come into force on July 1, 2006. As a result, we wrote down some Digital TV and PC Security product inventory in the first quarter. In addition, we must now submit new lead-free products to our customers, which may result in a vendor qualification process that could require us to compete for business that previously had been secured.
     Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. In developing our products, we must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales.
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
Sales of our smart card readers to the U.S. government are impacted by uncertainty of timelines and budgetary allocations as well as by the delay of standards for information technology (IT) projects.
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

Large stock holdings outside the U.S. make it difficult for us to achieve quorum at stockholder meetings and this could restrict, delay or prevent our ability to implement future corporate actions, as well as have other effects, such as the delisting of our stock from the Nasdaq Stock Market.
     To achieve quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present in person or by proxy. As of April 25, 2005, the record date for our 2005 Annual Meeting of Stockholders, more than two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and customs in Germany result in very few German banks and brokers providing a company’s proxy materials to their shareholders and in very few shareholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
     Because of the large pool of shares in Germany that were not voted, we were obliged to adjourn our 2005 Annual Meeting of Stockholders twice after its original date of June 23, 2005 until October 20, 2005 in order to solicit enough votes to achieve quorum. Because we expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers, it will be difficult and costly for us, and will require considerable management resources, to achieve a quorum at any future annual or special meeting of our stockholders, if we are able to do so at all. Even if we use every reasonable effort, we cannot assure you that we will be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we cannot assure you that we will be successful in obtaining such approval.
     In addition, a future failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the Qualitative Listing Requirements for the Nasdaq National Market, each of which requires us to hold an annual meeting of our stockholders. The inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. In accordance with Section 211 of the Delaware General Corporation Law, if there has been a failure to hold an annual meeting, the Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Lack of compliance with the Qualitative Listing Requirements for the Nasdaq National Market could result in the delisting of our common stock on the Nasdaq Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
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
     We were originally a German corporation and we continue to conduct a substantial portion of our business in Europe. Approximately 69% and 71% of our revenues for the twelve months ended December 31, 2004 and the nine months ended September 30, 2005, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     Under Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. While we believe that our internal controls are currently effective, we have found material weakness in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or complete our evaluation of those controls in a timely fashion. Similarly, we cannot be certain that our auditors will consistently be able to attest that no material weakness in our controls exists.
     If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of the Sarbanes-Oxley Act, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in SCM and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.
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
     We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in our markets grows and as we increasingly incorporate third-party technology into our products. For example, in April 2005, Cybercard Corporation filed a claim against SCM and six other defendants alleging patent infringement by our CHIPDRIVE Smartcard Office product. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

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
Provisions in our agreements, charter documents, Delaware law and our rights plan may delay or prevent our acquisition by another company, which could decrease the value of your shares.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in the Company’s exposure to market risk during the first nine months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to SCM (including our consolidated subsidiaries) that is required to be disclosed in our reports under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls
     During the quarter ended September 30, 2005, there have been no significant changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Note 12 of Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 Annual Meeting of Stockholders was originally scheduled for June 23, 2005 but was adjourned twice because we were unable to achieve a quorum of shares outstanding eligible to vote, due to a large percentage of our shares being held by retail investors in Germany who typically cannot or will not vote their shares. A sufficient number of shares were voted to hold our Annual Meeting on October 20, 2005 and the following matters were acted upon by the stockholders of the Company:
1.	The election of Steven Humphreys and Ng Poh Chuan as directors of the Company, each to hold office for a three-year term or until a successor is elected and qualified.

2.	Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.
     The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 15,485,438 and 5,389,167 shares were represented in person or by proxy, constituting a quorum, which is defined as one-third of shares eligible to vote. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1.	Election of Directors		Votes For	Votes Abstained/Withheld

	·	Steven Humphreys	5,071,705	317,462

	·	Ng Poh Chuan	5,331,090	58,077

		Votes For	Votes Against	Votes Abstained/Withheld

2.	Ratification of Independent Auditors	5,373,302	4,652	11,213
Item 6. Exhibits

Exhibit
Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

Date: November 9, 2005	By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer

Date: November 9, 2005		/s/ Steven L. Moore

Steven L. Moore
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.