Form 10-K
period 2005-12-31
SCM MICROSYSTEMS INC
filed 2006-03-17
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-29440

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $35,006,512. For purposes of this disclosure, shares of Common Stock held by beneficial owners of more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 02, 2006, the registrant had outstanding 15,592,964 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2005 is incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2005

SCM, CHIPDRIVE, CIMax, EasyTAN, EuroCAM, Flashbay, MultiCAM, SmartOS, St@rKey, SwapBox, TOWITOKO, TripleCard and WorldCAM are registered trademarks and Opening the Digital World, POD Tool and SCMOS are trademarks of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Item 1B, Risk Factors” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS

Description of Business

SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. We sell our secure digital access products into three market segments: Digital TV, PC Security and Flash Media Interface.

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

We sell our products primarily to original equipment manufacturers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: digital TV operators and broadcasters and conditional access providers for our conditional access modules; government contractors, systems integrators, large enterprises and computer manufacturers, as well as banks and other financial institutions for our smart card readers; and computer electronics and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, SCM has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 2 of Notes to Consolidated Financial Statements.)

Overview of the Market for Secure Digital Access Products

Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems for information, entertainment and services. The proliferation of and reliance upon electronic data and electronic transactions has created an increasing need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. For digital television operators and broadcasters and Internet service providers, there is a need to limit access to broadcast content to paying subscribers and ensure that further storage or communication of such content is secure and complies with copyright laws. For government entities and large corporate enterprises, there is a need to control access to shared networks and intranets to prevent loss of proprietary data. Increasingly, there is a need to control and monitor access to information stored on identification cards used in new government-driven programs around the world, such as electronic passports, drivers’ licenses and citizen ID and health care cards. In some cases, there may also be a need to expand the capability of electronic networks to protect or restrict access to physical facilities for corporate employees or military personnel. Finally, for consumers and online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. In all of these areas, we believe standards-based devices that easily connect to a PC or network to provide secure, controlled access to digital content or services are an easily deployed and effective solution.

Digital Television Market

Digital TV takes the form of subscriber-based direct satellite, digital cable and direct terrestrial broadcast services. The research firm In-Stat/MDR estimates that by the end of 2009, 108 million households worldwide will subscribe to digital cable television worldwide, up from 44 million households in 2005. Direct to home digital satellite is predicted by In-Stat/MDR to grow to 101 million subscriptions worldwide by the end of 2008. The rapid transition from free-to-air analog to digital pay-television is being driven by consumer demand for the very high resolution, high quality video images that digital broadcasting affords, as well as by the medium’s ability to deliver a broad range of customized, private content and interactive services.

A primary challenge for digital television operators and broadcasters is to limit access to their pay-TV content to the intended users, such as those who have purchased appropriate subscriptions or event specific pay-per-view privileges. Traditionally, this has been accomplished through the use of proprietary set-top boxes, which connect to the user’s television to receive the broadcast signal and utilize embedded security software, known as conditional access, to decrypt a specific operator’s content. This is still the dominant method of protecting pay-TV content in use in the world today. However, over the last several years, local country governments have endeavored to spur competition between operators and between set-top box manufacturers by mandating the availability of “open” receivers that utilize removable conditional access, rather than embedded security, to decrypt content. As a result, set-top boxes equipped with a common interface slot are now available in many areas of the world. The common interface slot accepts a conditional access security module that contains the decryption mechanisms to descramble the broadcast signal from a specific operator, and which can be easily removed and replaced with a different module to descramble a different operator’s content. Removable security has been particularly successful in Europe, where, in the 1990s, many small broadcast operators determined that it was cost prohibitive to provide proprietary set-top boxes to their subscribers. Consequently, they elected to provide their customers with less expensive and easier to deploy removable conditional access modules, which could be used with the open set-top boxes then becoming available on the market.

In conjunction with the regulatory push for open set-top boxes, various standards for removable security have been developed and adopted around the world. In Europe, the Digital Video Broadcasting-Common Interface, or DVB-CI standard was developed by the DVB Project, an international consortium of over 300 enterprises involved in varying aspects of digital television, including France Telecom, Deutsche Telekom, Nokia, Sony and Philips. Legislation has been enacted in Poland, Spain, Switzerland and the United Kingdom mandating that set-top receivers comply with the DVB-CI standard in order to assure broad access to digital content without requiring consumers to purchase multiple set-top boxes. In the United Kingdom, the British Digital Broadcasting Consortium has defined a reference design for set-top boxes for the British digital television market that is compliant with the DVB-CI standard. In the United States, the Federal Communications Commission has mandated the conversion of the proprietary cable infrastructure to an open environment that supports greater competition, culminating in a cutoff of analog broadcasting by February 2009. To support this move, Cable Television Laboratories, Inc. (CableLabs®), a research and development consortium of U.S. cable television multi-system operators, or MSOs, has developed specifications for removable security as part of its OpenCabletm initiative. Various governments in Asia have also adopted broadcasting standards that are designed for removable security, including China, which has adopted the DVB-CI standard, and Korea, which has adopted the OpenCable standard for the digitization of cable networks. We estimate that over the next five years, the Korean digital television industry will deploy open set-top boxes requiring a removable conditional access module to between eight and twelve million households.

During the last decade, removable security has been used to enable pay-TV decryption with open set-top boxes connected to television sets. Since the early 2000s, television sets with embedded receiver technology, called integrated digital TVs, have begun to be available. Although these integrated digital televisions do not require a set-top box to receive the broadcast signal, in many cases they do require a conditional access module to provide the specific decryption technology for the local cable broadcasts they are receiving. Sales of integrated digital television sets are expected to grow from 5 million units in 2004 to 48.5 million units by the end of 2009, according to IMS Research.

Our Digital Television Products

We pioneered the development of removable security technology and today we offer both conditional access modules and interface chipsets to address the need for removable security for digital television pay-TV broadcasts. Through our direct sales force and select distributors, we sell our digital TV products to conditional access suppliers, digital television operators and broadcasters and distributors.

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

Our conditional access modules comply with major standards for removable security for digital television systems, including the European DVB-CI, the U.S. OpenCable and the Korean OpenCable specifications. This allows our modules to be used with any open standards television receiver — whether set-top box or integrated digital television — and enables the receiver to accept content from multiple service providers. Subscribers wishing to change service providers can do so just by removing one conditional access module and inserting another. Service providers also benefit from seamless security upgrades and reductions in fraud. Our conditional access modules also enable content providers to securely and economically deliver a variety of services including video-on-demand, pay-per-view, interactive video, home shopping, home banking and interactive games.

We sell our conditional access modules to a variety of customers in Europe, including distributors; OEMs; digital television operators and broadcasters such as Top Up TV in the United Kingdom, Premiere in Germany, Telefonica in Spain, Canal Digital, SVT and Boxer-TV Access in Sweden, CanalDigitaal in The Netherlands, ViaSat in Norway and Digiturk in Turkey; and conditional access security encryption system providers, such as Mindport (Irdeto), Kudelski (Nagravision), MediaGuard (Canal+Technologies), Philips (Cryptoworks), NDS (Videoguard), Viaccess and Telenor (Conax).

In the emerging Asian market, we have been working to leverage our relationships with global conditional access providers and to establish relationships with local suppliers in order to participate in opportunities arising from the deployment of digital television technology. To date, we have entered into agreements with local encryption system providers in China including Novel-Tongfang and DTVIA (ChinaCrypt), to assist in creating an open standards-based broadcasting infrastructure for the Chinese market. In Korea, we have entered into agreements with NDS, Nagra, Canal+Technologies, Conax and Irdeto to develop conditional access modules for the Korean market. We have also signed agreements with Korean cable operators Broadband Solutions Inc. (BSI), CJ CableNet, Jeju Broadcasting, Korea Digital Cable Media Center and Qrix Communications to deliver OpenCable conditional access modules for deployment to these operators’ subscribers.

We are actively involved in the development and adoption of conditional access modules to support removable security for open digital receivers worldwide. We are currently a key contributor to the European DVB and U.S. OpenCable standards-setting organizations for removable conditional access. We believe we are the significant supplier of the open standards-based authorized security modules for European digital TV. Based on that experience, we co-authored the specifications for the U.S. CableCARDtm modules, which are scheduled to be deployed throughout the U.S. cable system by mid-2006 and began to be deployed in Korea in 2005. We continue to support the development of the worldwide digital TV market by working with industry standards organizations such as CableLabs in the U.S., DVB in Europe and Digital Television Group in the United Kingdom; leading consumer electronics companies; and security system providers to achieve interoperability between multiple conditional access systems, head end transmitters and end user receivers, all of which can benefit from using our conditional access modules for encryption and de-encryption.

CIMaX.  Our CIMaX 2.0 and CIMaX SP2 controller chips enable digital TV receiver manufacturers to quickly create equipment that can accept common interface modules, including DVB-CI and OpenCable compliant conditional access modules. Our CIMaX controllers interface with major digital TV receiver microprocessors and includes support for other systems critical to implementing removable conditional access.

PC Security Market

The proliferation of personal computers in both the home and office, combined with widespread access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-government, e-commerce and home banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. Network-based programs are also used to track and manage data about large groups of people, for example citizens of a particular country. While the benefits of computer networks are significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of the integrity of the transaction. Online merchants and consumers need assurances that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Corporate, government and other networks need security systems that ensure the security of individuals’ data and protect the network from manipulation or abuse both from within and without the enterprise.

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

One example of a token used in two-factor authentication is the smart card, which contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, health care records, merchant coupons, still or video images and, in some cases, cash. Smart cards are typically about the size of a credit card and can easily be carried in a wallet or attached to a badge. Smaller cards designed for use with small devices such as mobile phones are also increasingly being used. Depending on the application for which they are being used, smart cards can be designed to insert into a reader attached to a PC or other device, or can include wireless capabilities for contactless interface. It is estimated that worldwide shipments of smart cards grew from 1.9 billion in 2003 to more than 2.5 billion in 2005, for applications ranging from mobile communications to corporate security to online banking, according to the

European smart card industry organization, Eurosmart. Demand for readers used in conjunction with those cards is also expected to grow. Research firm Frost & Sullivan have predicted that unit shipments will grow from 9.4 million in 2003 to 35.5 million in 2008, a compound annual growth rate of over 30%. We believe that the combination of smart cards and readers provides a secure solution for network access, personal identification, electronic commerce and other transactions where authentication of the user is critical.

To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card (“CAC”) program. Between October 2000 and mid-2002, the U.S. Department of Defense distributed smart cards to approximately four million armed force personnel. These cards are being used as the standard identification credential for military personnel, and are also being used for secure authentication and network access. New deployments of the cards also include capabilities for contactless interface with security terminals at doorways and other entrances to provide secure physical access at government facilities. The U.S. government’s decision to deploy an integrated, agency-wide, common smart card platform will continue to raise the awareness of smart card technology and hence increase the demand for contactless smart card proximity readers in both public and private sectors, according to IMS Research. The firm predicts the Americas’ market for electronic physical access control equipment will reach $766.7 million in 2009, with a forecast compound annual growth rate of 9.1%.

Because CAC cards store and protect personnel data, they are also being used wherever a digital signature is required; for example, processing travel orders or expense claims online, electronic voting, contractor verification and in department specific programs. As a result of the success of the CAC program, other government agencies are also considering the use of smart cards as secure ID tokens. For example, the Transportation Security Administration plans to begin using smart cards beginning in 2006 for its Registered Traveler program, a voluntary program in which prescreened airline passenger are allowed to bypass some of the security procedures at U.S. airports.

The U.S. government is actively driving the use of smart cards outside the boundaries of the country as well, with the request in 2002 to 27 visa waiver countries to develop electronic passports that will include biometric data to authenticate the holder. Under the auspices of the International Civil Aviation Organization (ICAO), 13 countries have been working together to define and develop standards for e-passports based on contactless smart card technology. The goal of the program is to ensure that these e-passports cannot be copied or altered, and that the biometric facial image stored on the card could be used to positively identify the holder. All of ICAO’s 188 Contracting States must begin issuing only machine readable (i.e., electronic) passports no later than April 1, 2010. Some 110 States currently do so and about 40 of them plan to upgrade to e-passports with biometrics by the end of 2006 to meet the United States Visa Waiver Program requirements. The European Union, Australia, Belgium, Canada, China, Denmark, Hong Kong, Japan, Korea, Macao, Malaysia, the Netherlands, Singapore, Sweden, the United Kingdom and the U.S. have all begun implementation of plans to adopt electronic passports.

In many countries, governments are considering using the technology for other purposes, including new or enhanced national ID cards, storing digital certificates for online transactions, residency permits and visas, and drivers’ licenses. Other countries are also moving forward with programs to implement purely internal programs, including national ID rollouts in Thailand and China and deployment of electronic drivers’ licenses in Japan. Many of these government ID projects will utilize contactless smart card technology, according to research firm Frost & Sullivan, which predicts demand for national ID cards will reach 450 million units by 2009, up from just 12.5 million cards in 2004.

Many governments are also evaluating or making plans to develop electronic health care record systems, which would include smart card-based health care cards for participants. Taiwan, Puerto Rico, Germany, Italy, South Africa and other countries or regions have already deployed or are deploying health care smart cards to millions of health care users. These cards identify the user and store insurance and medical information that can be accessed by doctors and hospitals, for example. To date, the largest program actively underway is in Germany, where the government plans to distribute 82 million eHealth cards to citizens and have the corresponding network and card reader infrastructure in place for doctors, hospitals, pharmacies and other healthcare providers by 2007.

Outside the government sector, many corporate enterprises are adopting smart card technology to protect access to buildings and computer networks. Several smart card-based employee identification programs have already been announced by companies such as Pfizer, Microsoft, Chevron, Nissan, Royal Dutch/Shell Group, Hitachi, Sun Microsystems and Boeing.

In the financial industry, major credit card companies in many parts of the world have embraced smart card technology as a more secure way to secure transactions and eliminate fraud, the cost of which can be significant. Most of the cards issued comply with the Europay Mastercard Visa (EMV) standard for securing financial transactions using a smart card. Canada, most of Europe and Asia/Pacific and some markets in the Middle East, Africa and Latin America are rapidly moving to EMV smart cards to reduce fraud. Smart cards are also expected to have a growing role in online banking. Western Europe, in particular has a high percentage of consumers banking online, and Germany is one of the first countries to coordinate e-government initiatives requiring digital signatures to leverage smart cards issued to bank customers.

Our PC Security Products

We offer a full range of smart card reader technology solutions to address the need for smart card-based security for a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our products include smart card readers, application specific integrated circuits, or ASICs, and small office productivity packages based on smart cards. We sell our readers and ASICs primarily to PC original equipment manufacturers, or OEMs, smart card solutions providers and government systems integrators to support specific internal security programs, such as secure logon for employees, secure home banking or the Common Access Card program; as well as to OEMs that incorporate our products into their devices, such as PCs or keyboards. We sell our small office productivity packages primarily to end users via retail channels and the Internet.

Smart Card Readers.  We are one of the world’s largest suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of, or authenticate, the user, and thus control access. Much like a “lock” works with a key, our readers work with a smart card to admit or deny access to a computer or network, or to authenticate the card holder for identification and access, such as while traveling or requesting health care or other services. Our readers are used to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon; personnel identification for programs such as health care delivery, drivers’ licenses and electronic passports; secure home banking; digital signatures; and secure e-commerce.

Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software embedded in our products that enable our smart card readers and components to read the vast majority of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), wireless/contactless, keypad, USB, PCMCIA, ExpressCard and serial port, and offer various combinations of interfaces integrated into one device in order to further increase the level of security.

To address the varied needs of our customers, we offer an array of smart card readers. These include readers designed for various platforms, such as desktop and notebook computers; as well as readers offering incremental levels of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our smart card product line includes:

•	Secure Card Readers — internal or external card readers requiring only a smart card to provide secure authentication;

•	Secure PINpad Readers — external readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user;

•	Mobile Readers — unconnected devices that enable secure network access and user authentication by generating one-time passwords;

•	Biometric/Combination Readers — internal and external readers that utilize biometric sensors, both standalone and in conjunction with a smart card, to authenticate the user;

•	Contactless Readers — internal and external readers that address the demand for contactless interface used in many security programs based on smart cards, for example electronic ID and e-Passports; and

•	Keyboard Readers — reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer.

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

ASICs/Chip Sets.  Our chip sets provide smart card interface capabilities for embedded platforms, such as desktop computers or keyboards. We offer two levels of ASICs to provide both basic smart card interface capability and support for multiple interfaces and reader devices. All of our ASICs comply with all relevant security standards for applications in the smart card industry. In addition, our advanced chip allows on-board flash upgrades for future firmware and application enhancements.

CHIPDRIVE Productivity Solutions.  We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium sized businesses. These products support applications such as smart card-enabled logon to Microsoft® Windows and smart card-based, secure electronic time recording.

Flash Media Interface Market

Digital cameras have gained rapid popularity over the last few years, resulting in more than half of U.S. households owning a digital camera at the end of 2005, according to research firm InfoTrends. InfoTrends also predicts that annual sales of digital cameras will top 100 million worldwide by the end of 2010. Research firm Gartner estimates that U.S. output of digital photo prints exceeded 8.2 billion in 2005 and will increase to nearly 29 billion by 2009. Flash media cards, which store digital images on the majority of digital cameras, are the key driver behind digital print growth. Higher capacity memory cards allow digital camera users to take more pictures before having to download images or swap out the card. As card capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which is already insufficient for many camera owners. To print without draining the camera battery, the flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images.

Gartner predicts that home photo printing, currently the most popular location for image printing, will be surpassed by retail printing by the end of 2007. Retail photo kiosks and minilabs, which give instant, high-quality printouts of digital images, make printing photos more convenient for the consumer and typically provide higher quality prints than home printers. Shipments of photo kiosks in the U.S. are predicted to grow at an annual compounded growth rate of 12% over the forecast period between 2003 and 2008, reaching shipments of about 34,000 units in 2009, according to InfoTrends. As flash memory card capacities increase and digital cameras continue to proliferate, we believe consumers will increasingly use photo kiosks and minilabs to download and print their digital pictures. Each photo kiosk or minilab requires a variety of media card readers to download images from the various media cards in use in digital cameras on the market

Our Flash Media Interface Products

We offer digital media readers that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our flash media interface products primarily to photo kiosk manufacturers. Our digital media readers allow photo kiosk makers and others to build flash media interface capabilities into their products. Our product offerings provide interface capabilities for all major memory card formats, including PCMCIA I and II, CompactFlash® I and II, IBM MicroDrive, MultiMediaCardtm, Secure Digital Card®, SmartMedia, Sony Memory Stick®, xD-Picture Cardtm, miniSDtm and RS-MMC media. Our media readers leverage our interface chips to enable each reader slot to read multiple types of cards.

Business Segment Financial Information

See Note 11 to the consolidated financial statements for financial information regarding revenue and gross margin for our reported business segments through 2005. See “Management’s Discussion and Analysis of Financial Conditional and Results of Operations” for historical financial information, including revenue and gross margin, for our continuing security business.

Technology

Most of the markets in which we participate are in their early stages of development and we expect they will continue to evolve. For example, early markets such as ours typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and sales volumes of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit customers across our product lines and markets.

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

Customers

Our products are targeted at digital TV operators and broadcasters, conditional access suppliers, government contractors and systems integrators, as well as manufacturers of computers, computer components, consumer electronics and photographic equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top 10 customers accounted for approximately 46% of our total net revenue in 2005, 40% of our total net revenue in 2004 and 56% of our total net revenue in 2003. In 2005 and 2004, no single customer accounted for more than 10% of our total net revenue. In 2003, one customer accounted for 16% and one customer for 13% of our total net revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

We market, sell and license our products worldwide to digital television operators and broadcasters, conditional access suppliers, government contractors and systems integrators, and manufacturers of computers, computer components, consumer electronics and photographic equipment. We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators and resellers. As of December 31, 2005, we had 40 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs, advertising, trade shows and ongoing customer and third-party communications programs.

Backlog

A significant portion of our sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns and because of the possibility of customer changes in delivery schedules or cancellation of orders, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Collaborative Industry Relationships

We are party to collaborative arrangements with a number of third parties and are a member of several industry consortia. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. Our future success will depend significantly on the success of our current arrangements and our ability to establish additional arrangements. These arrangements may not result in commercially successful products.

PC/SC Workgroup.  We are an associate member of the PC/SC workgroup, a consortium of technology companies that seeks to set the standard for integrating smart cards and smart card readers into the mainstream computing environment.

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

PCMCIA.  We are an executive member of Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs. Other executive members include Dell, Hewlett-Packard, Intel, Microsoft, Sandisk and Sony. In 1995, we introduced to PCMCIA the DVB-CI standard which was adopted as a custom interface extension for inclusion into the PC Card standard. In 1997, we proposed the adoption of the OpenCable POD interface standard for digital set-top boxes in the U.S., which was subsequently approved.

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

Smart Card Alliance.  We are a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also members of Smart Card Alliance’s Leadership Council and the Physical Access Council, which focuses on issues relating to the implementation of physical access systems. We regularly contribute to Smart Card Alliance research and education materials including white papers, for example a paper defining key policy, process and technology considerations for a secure smart card-based personal ID system.

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

Digital TV Group (DTG).  We are a member of DTG, the industry association for digital television in the United Kingdom whose goal is to facilitate the rapid rollout of digital television and convergence across the communications industry.

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

Digital Living Network Alliance (DLNA).  We are a member of the Digital Living Network Alliance, a group of industry leaders that share a vision of a wired and wireless interoperable network of personal computers, consumer electronics and mobile devices in the home enabling a seamless environment for sharing and growing new digital media and content services.

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

Our research and development expenses were approximately $9.3 million, $10.4 million and $9.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had 113 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our research and development activities occur in India and France. We fund a small portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products.

Manufacturing and Sources of Supply

Through September 2005, we manufactured our products primarily using internal resources in Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to a Singaporean contract manufacturer. We have implemented a global sourcing strategy that we believe enables us to achieve greater economies of scale, better gross margins and more uniform quality standards for our products. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. As of December 31, 2005, we had 20 full-time employees engaged in manufacturing and logistics activities, focused on coordinating product management and supply chain activities between SCM and our contract manufacturers.

We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Atmel to produce ASICs for our digital TV modules; we utilize the foundry services of Atmel and Samsung to produce our ASICs for smart cards readers; we use chips and antenna components from Philips in our contactless smart card readers; and we use various mechanical components in our conditional access modules and smart card readers from TaiSol Electronics. Our reliance on a limited number of suppliers could impose several risks, including an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash media, may at any time be in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

The digital television decryption, PC security and flash media interface markets are intensely competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of anticipated increased demand for digital access products. We currently experience competition from a number of sources, including:

•	Aston, MAKUS, Neotion, SIDSA and Technisat in conditional access modules for digital television broadcast decryption;

•	Advanced Card Systems, Gemplus, O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access; and

•	Atech, Datafab, ePOINT, OnSpec and YE Data for digital media readers.

In our Digital TV business, we are adversely affected by competition from companies that provide conditional access modules using unlicensed, emulated conditional access decryption systems. We have lost and will likely continue to lose business to these competitors and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unlicensed use.

We anticipate competing with several companies in the secure physical access market, once our smart card terminal products for this market begin shipping in volume. These companies could include AMAG Technology, BioScript, BridgePoint Systems, HID, Indala, Integrated Engineering, Precise Biometrics and XTec.

We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital data security and access control products may ultimately be dominated by approaches other than the approach marketed by us.

We believe that the principal competitive factors affecting the market for our products include:

•	the extent to which products must support industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	technical features;

•	quality and reliability;

•	the ability of suppliers to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of distribution channels; and

•	price.

While we believe that we compete favorably with respect to these factors, we may not be able to continue to successfully compete due to these or other factors and competitive pressures we face could materially and adversely affect our business and operating results.

Proprietary Technology and Intellectual Property

Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

There has been a great deal of litigation in the technology industry regarding intellectual property rights and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the United States. Because many of our products are sold and a substantial portion of our business is conducted outside the United States, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

In addition, we have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, or require us to redesign our products, accept product returns or to write off inventory. Any of these events could have a material adverse effect on our business and operating results.

Employees

As of December 31, 2005, we had 233 full-time employees, of which 113 were engaged in engineering, research and development; 40 were engaged in sales and marketing; 20 were engaged in manufacturing and logistics; and 60 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations

Please see Note 11 to the consolidated financial statements included in response to Item 8 for financial information about geographic areas in which we have operations.

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

ITEM 1A.  RISK FACTORS

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

Any of the risk, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

We have incurred operating losses and may not achieve profitability.

We have a history of losses with an accumulated deficit of $192.8 million as of December 31, 2005. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly operating results will likely fluctuate.

Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans, seasonal demand or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or customer market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures; and

•	costs related to events such as organizational restructuring, litigation and write-off of investments.

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

We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases in demand for our products resulting from seasonal demand in our customers’ markets. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

Our strategy to grow revenue and become profitable depends on our ability to identify and secure new customers and market opportunities at a faster rate than the rate of decline in our sales from legacy customers and products.

Since 2003, sales of our legacy Digital TV products have been significantly lower than in previous periods, primarily due to competition for our traditional customer base. We have also experienced a reduction in sales of our PC Security products, due to the slow pace of anticipated large digital security projects that we believe could utilize our products. We have adopted a strategy to address our declining revenue that is based on introducing new Digital TV, PC Security and Flash Media Interface products to offset the rate of decline of our legacy Digital TV product sales and to address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. If our target markets do not develop and create demand for our products, if we are not able to complete, sell and ship new products into the new markets we have identified, or if we are not able to compete against new or existing competitors in those markets, we may not be able to counter our revenue decline and our losses could increase.

Our listing on the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

Our common stock is listed both on the Nasdaq Stock Market and the Prime Standard of the Frankfurt Stock Exchange and we typically experience a significant volume of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the Nasdaq Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the United States to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the Nasdaq Stock Market conditions, also could negatively impact our stock price.

Our stock price has been and is likely to remain volatile.

Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from January 1, 2005 to December 31, 2005, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.61 and $4.92 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

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

Our products are generally targeted at OEM customers in the consumer electronics, digital photography, computer and conditional access system industries, as well as digital television operators, broadcasters and distributors, the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, three customers accounted for approximately 21% of our total net revenue in the year ended December 31, 2005 and three customers accounted for approximately 19% of our total net revenue in the year ended December 31, 2004. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers and could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of several emerging markets.

We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

•	general economic conditions;

•	the uncertain pace of adoption in Europe and Asia of open systems digital television platforms that require conditional access modules, such as ours, to decrypt pay-TV broadcasts;

•	the ability of our competitors to develop and market competitive solutions in emerging markets and our ability to win business in advance of and against such competition;

•	the strength of entrenched security and set-top receiver suppliers in the United States who may resist the use of removable conditional access modules, such as ours, and prevent or delay opening the U.S. digital television market to greater competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our conditional access modules or smart card readers;

•	the timing of adoption of smart cards by the U.S. and other governments, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Products such as our conditional access modules and smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

If we do not accurately anticipate the correct mix of products that will be sold, we may be required to record charges related to excess inventories.

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

In order to resolve tax liabilities related to products that we previously sold to a Digital TV customer, in April 2005 we were required to pay the French government approximately $4.7 million in Value Added Taxes (“VAT”), for which we had previously accrued the expense. In connection with this payment, we entered into an agreement with the customer that committed the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from us and then remit the refunded amount to us. On October 13, 2005 the French government refunded approximately $4.7 million to the customer. However, in December 2005 the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of their product and has not remitted the refunded VAT amount to us. Pending this litigation, and even after it is resolved, there is no assurance that the customer will remit to us the amount that has been refunded to it. Legal actions to defend against the claims made against us and to pursue reimbursement from or to enforce this agreement with the customer could result in significant expense, use our management’s time and resources and may not be successful. (See also “Item 3 — Legal Proceedings” for further discussion of this lawsuit.)

Our business could suffer if our third-party manufacturers cannot meet production requirements.

Our products are manufactured outside the United States by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

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

In the second half of 2005 we shifted all product and component manufacturing that was previously performed by our employees to contract manufacturers, while continuing to manage demand planning, procurement and other related activities within SCM. The exclusive use of contract manufacturing reduces the flexibility we have in our operations and requires us to exercise strong planning and management skills in order to ensure that our products are manufactured timely, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.

We have a limited number of suppliers of key component, and may experience difficulties in obtaining components for which there is significant demand.

We rely upon a limited number of suppliers of several key components of our products, which may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as flash memory for our conditional access modules, are in great demand. This could result in the components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of the components, or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.

The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. For example, in the first quarter of 2005 we determined that we might no longer be able to sell certain of our Digital TV and PC Security products because they contain lead, which will be banned from use in electronic and electrical products in Europe beginning in July 2006 under the directive known as RoHS (Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment), which will come into force on July 1, 2006. As a result, we wrote down some Digital TV and PC Security product inventory in the first quarter of 2005.

Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. In developing our products, we must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales. We expect that our product development efforts will continue to require substantial investments and we may not have sufficient resources to make the necessary investments.

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

We currently experience competition from a number of companies in each of our target market segments and we believe that competition in our markets is likely to intensify as a result of anticipated increased demand for secure digital access products. We may not be successful in competing against offerings from other companies and could lose business as a result.

In our Digital TV business, we are adversely affected by competition from companies that provide conditional access modules using unlicensed, emulated conditional access decryption systems. We have lost and will likely continue to lose business to these competitors and their presence causes us to implement more costly anti-piracy mechanisms on our own products to prevent their unlicensed use.

We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. For example, we sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital information security and access control products may ultimately be dominated by approaches other than the approach marketed by us.

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

Sales of our smart card readers to the U.S. government are impacted by uncertainty of timelines and budgetary allocations, as well as by the delay of standards for information technology (IT) projects.

Historically, we have sold a significant proportion of our smart card reader products to the U.S. government and we anticipate that some portion of our future revenues will also come from the U.S. government. The timing of U.S. government smart card projects is not always certain. For example, while the U.S. government has announced plans for several new smart card-based security projects, none have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in the Department of Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.

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

To achieve quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of April 25, 2005, the record date for our 2005 Annual Meeting of Stockholders, more than two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders and in very few stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.

We expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers. As a result, it is difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders, if we are able to do so at all. For example, because of the large pool of shares in Germany that were not voted, we were obliged to adjourn our 2005 Annual Meeting of Stockholders twice after its original date of June 23, 2005, until October 20, 2005, in order to solicit enough votes to achieve quorum. This resulted in significant cost and diversion of management resources from our operations. We cannot assure you that we will be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum in the future. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we cannot assure you that we will be successful in obtaining such approval.

The future failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the qualitative listing requirements of the Nasdaq National Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. In accordance with Section 211 of the Delaware General Corporation Law, if there has been a failure to hold an annual meeting, the Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Lack of compliance with the qualitative listing requirements of the Nasdaq National Market could result in the delisting of our common stock on the Nasdaq Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.

We have global operations, which require significant financial, managerial and administrative resources.

Our business model includes the management of three separate product lines that address three disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world. Managing our various development, sales and administrative operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels. Based on our business model and geographic structure, if we do not grow revenues, we will likely not reach profitability.

Operating in diverse geographic locations also imposes significant burdens on our managerial resources. In particular, our management must:

•	divert a significant amount of time and energy to manage employees and contractors from diverse cultural backgrounds and who speak different languages;

•	travel between our different company offices;

•	maintain sufficient internal financial controls in multiple geographic locations that may have different control environments;

•	manage different product lines for different markets;

•	manage our supply and distribution channels across different countries and business practices; and

•	coordinate these efforts to produce an integrated business effort, focus and vision.

Any failure to effectively manage our operations globally could have a material adverse effect on our business and operating results.

The restructuring of our business could result in significant cost and disruptions in our operations.

Over the past several years, we have periodically made changes in our organizational structure in an effort to improve efficiencies in our business or otherwise strengthen our ability to operate competitively. In the future, we may from time to time pursue additional restructurings of our businesses and operations. There is no assurance, however, that any such restructurings will yield the benefits we contemplate or any benefits at all. In fact, any restructuring is likely to require us to incur significant expense and cost, including in connection with severance payments to employees, lease write-offs or other facility reduction or closure costs. In addition, restructurings could have other negative consequences on our business and operations, including the following:

•	the movement of critical business functions from one location to another, which could cause disruptions in our ability to adequately perform those functions;

•	the loss of key personnel and their knowledge about our company, which could be difficult to replace; and

•	changes in our operations processes or procedures, which could cause disruption in our supply chain, delays in delivering new products and other issues that could result in our inability to fulfill our commitments to customers.

Any of the foregoing events could have a material and adverse effect on our business.

We conduct a significant portion of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.

We conduct a substantial portion of our business in Europe and Asia. Approximately 73% and 69% of our revenues for the twelve months ended December 31, 2005 and 2004, respectively, were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

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

Fluctuations in the valuation of foreign currencies could result in currency transaction losses.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

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

Likewise, as a small, dual-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 creates additional liability and exposure for directors and financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high a level of corporate governance could be impaired.

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

We face risks associated with strategic transactions.

A component of our business strategy has been and is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, marketing efforts and facilities acquired through acquisitions; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services and the unanticipated assumption of liabilities. Any of the foregoing could have material adverse effect on our financial condition and results of operations. We cannot assure you that any such acquisition will be successful.

Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. Any such divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. In addition, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third party claims arising out of divestiture or disposition. For example, following the sale and disposition of our retail Digital Media and Video business in 2003, we were the recipient of a claim filed by DVDCre8, for which our defense has required significant expenditure of financial and management resources. In addition, any such divestiture or disposition could result in our recognition of an operating loss to the extent that the proceeds received by us in the divestiture or disposition are less than the book value of the assets sold. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. Furthermore, we cannot assure you that we would be able to complete any such divestiture or disposition on reasonable terms or at all.

We may be exposed to risks of intellectual property infringement by third parties.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

There has been a great deal of litigation in the technology industry regarding intellectual property rights, and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the United States. Because many of our products are sold and a significant portion of our business is conducted outside the United States, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123R, as of January 1, 2006 we are required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges. We believe that the adoption of SFAS 123R will have a material effect on our results of operations; however, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123. See Note 1 to the Consolidated Financial Statements for the pro forma expense disclosure under SFAS No. 123.

We face costs and risks associated with maintaining effective internal controls over financial reporting.

Under Section 302 of the Sarbanes-Oxley Act of 2002, on a quarterly basis our management is required to certify that effective internal controls are in place over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. We have found material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or complete our evaluation of those controls in a timely fashion.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in SCM and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

We face risks from litigation.

From time to time, we may be subject to litigation, which could include claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept return of product and to write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

For example, in December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A.S. alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules and claiming damages in the amount of 57 million EUR. Our defense of such claim may result in our incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We cannot assure you that we will be successful in defending ourselves against Aston’s claims in a timely manner or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.

We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in our markets grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us or our third party manufacturers to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

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

We have adopted a stockholder rights plan. The triggering and exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the rights. While the rights are not intended to prevent a takeover of our company, they may have the effect of rendering more difficult or discouraging an acquisition of us that was deemed to be undesirable by our Board of Directors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

SCM has no unresolved comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our corporate headquarters are in Fremont, California where we lease approximately 18,300 square feet pursuant to a lease agreement that expires on April 30, 2006. Our European headquarters are located in Ismaning, Germany, where we lease approximately 35,000 square feet pursuant to a lease agreement that expires November 15, 2008. We also lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at the Guilford facility and we are currently attempting to sublease the unused space. We also lease small sales and marketing facilities in Japan and a sales and marketing facility of approximately 4,600 square feet in Singapore. We own research and development facilities in La Ciotat, France and Chennai, India.

ITEM 3.	LEGAL PROCEEDINGS

In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A.S., a current competitor of ours in the conditional access modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of our Digital Television customers until November 2002, when we entered into a settlement agreement (the “2002 Settlement”) with Aston that included our agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to us. In April 2005, we entered into an agreement with Aston where by Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that we paid to the French government with respect to products that Aston purchased from us prior to November 2002 and (ii) remit the refunded amount to us. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston has not remitted such amount to us.

In its complaint filed in France, Aston claims damages in the amount of 57 million EUR. We believe, however, that Aston’s allegations made in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, we filed a counterclaim against Aston in Germany alleging damages in the amount of 11.5 million EUR resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.

In November 2005, Aston succeeded in obtaining a preliminary injunction in France to stay our claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only 1.0 million EUR of VAT Refund amount is still covered by the injunction.

We believe that the claims by Aston in its complaint against us and in the preliminary injunction in France are without merit and are for the sole purpose of preventing or delaying our recovery of the VAT Refund. We intend to vigorously defend ourselves against the claims by Aston and prosecute our counterclaims against Aston. Such efforts, however, may result in our incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We cannot assure you that we will be successful in defending ourselves against Aston’s claims, prosecuting our counterclaim against Aston or recovering the amount of the VAT Refund, in each case, in a timely manner, in full or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.

On December 9, 2005, the Company and its wholly owned subsidiary, SCM Multimedia, Inc. fka Dazzle Multimedia, Inc., entered into a settlement of litigation originally filed by YouCre8, Inc. aka DVD Cre8, Inc. in August of 2003, entitled YouCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. et al., Alameda Superior Court Case No. RG 03114448. Pursuant to the terms of the settlement agreement, the Company paid YouCre8 $1.7 million, and all claims between the Company, SCM Multimedia, and YouCre8 were dismissed with prejudice. In a related settlement, Pinnacle and the Company agreed to release their respective cross-claims for indemnity against each other arising from the litigation with YouCre8, without any payment by one to the other.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information related to matters submitted to a vote of our security holders at our annual meeting held on October 30, 2005, please see Part II, Item 4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 11, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “SCMM” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “SMY.” According to data available at March 14, 2006, we estimate we had approximately 16,237 stockholders of record and beneficial stockholders. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	Nasdaq		Prime Standard
	National Market		(Quoted in Euros)
	High	Low	High	Low

Fiscal 2004:
First Quarter	$9.30	$6.60	€7.48	€5.15
Second Quarter	$8.21	$6.00	€6.28	€4.85
Third Quarter	$6.34	$2.51	€5.12	€2.03
Fourth Quarter	$4.91	$2.70	€3.41	€2.21
Fiscal 2005:
First Quarter	$4.92	$3.05	€3.75	€2.35
Second Quarter	$3.50	$2.77	€2.70	€2.33
Third Quarter	$3.32	$2.66	€2.68	€2.21
Fourth Quarter	$3.42	$2.61	€2.89	€2.23

We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 and incorporated by reference to our 2006 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the retail Digital Media and Video business as a discontinued operation.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$48,721	$49,084	$66,488	$90,075	$98,856
Cost of revenue	31,153	34,192	39,661	56,501	70,582

Gross profit	17,568	14,892	26,827	33,574	28,274

Operating expenses:
Research and development	9,295	10,439	9,535	8,567	7,809
Selling and marketing	9,685	11,511	11,469	10,466	10,717
General and administrative	9,932	10,387	11,502	11,270	10,382
Amortization of goodwill and intangibles	673	1,078	1,129	819	2,076
Impairment of goodwill and intangibles	—	388	—	6,578	—
Restructuring and other charges (credits)	332	(185)	4,728	8,500	1,391

Total operating expenses	29,917	33,618	38,363	46,200	32,375

Loss from operations	(12,349)	(18,726)	(11,536)	(12,626)	(4,101)
Loss from investments	—	—	(240)	(1,242)	(6,230)
Interest income, net	800	809	801	717	1,746
Foreign currency gains (losses) and other income (expense)	1,753	(1,203)	715	(2,396)	1,483

Loss from continuing operations before income taxes	(9,796)	(19,120)	(10,260)	(15,547)	(7,102)
Benefit (provision) for income taxes	33	178	1,442	(3,200)	(482)

Loss from continuing operations	(9,763)	(18,942)	(8,818)	(18,747)	(7,584)
Loss from discontinued operations, net of income taxes	(501)	(151)	(14,256)	(30,327)	(60,763)
Gain (loss) on sale of discontinued operations	(2,171)	430	(15,102)	—	—

Net loss	$(12,435)	$(18,663)	$(38,176)	$(49,074)	$(68,347)

Basic and diluted loss per share from continuing operations	$(0.63)	$(1.23)	$(0.57)	$(1.20)	$(0.49)
Basic and diluted income (loss) per share from discontinued operations	$(0.17)	$0.02	$(1.92)	$(1.95)	$(3.97)
Basic and diluted net loss per share	$(0.80)	$(1.21)	$(2.49)	$(3.15)	$(4.46)
Shares used to compute basic and diluted loss per share	15,532	15,402	15,317	15,597	15,319

	December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,440	$46,153	$55,038	$55,517	$59,421
Working capital(1)	27,371	39,161	50,700	83,997	101,280
Total assets	52,734	73,307	96,442	148,617	185,588
Total stockholders’ equity	32,617	46,829	63,424	100,100	141,781

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003, so that we are now solely focused on our core OEM security business. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business. For comparability, certain 2002 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, 2004 and 2005, including the adjustments necessary to conform to the discontinued operations presentation of the retail Digital Media and Video business during 2002. (See Note 2 of Notes to Consolidated Financial Statements.)

In our continuing operations, we have experienced a significant drop in revenues during the three year period from 2003 to 2005, which has resulted in continued operational losses. This decline in our revenues is primarily related to our Digital TV product sales, which have been adversely affected by competition since the middle of 2003, as well as by ongoing weakness in the overall digital television market. Sales of our PC Security products were relatively unchanged in 2004 compared with 2003 levels, but in 2005 declined somewhat due to variability in the size and timing of orders received. Sales of our Flash Media Interface products have remained relatively steady over the past two years from 2003 levels. In all three of our primary product segments, sales are dependent on a small number of customers, which can result in fluctuations in sales levels from one quarter to another.

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

We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as tradeshow participation. Through September 2005, we manufactured our products primarily using internal resources in

Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to a Singaporean contract manufacturer, which we believe will yield further savings and efficiencies. For the first half of 2005, our expense reductions were partially offset by the devaluation of the U.S. dollar related to foreign currencies. This did not occur in the second half of 2005, however, due to the recent strengthening of the dollar. In the last two years we have increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002. In addition, our current organizational structure requires that we support facilities and operations in several locations around the world, which limits the degree to which we can further reduce expenses.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2005, 2004 and 2003, we wrote down approximately $2.6 million, $5.4 million and $0.8 million of inventory, respectively, based on such judgments.

•	We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. In 2005 and 2004, respectively, we recognized no impairment charges related to investments. In 2003, we recorded impairment charges of approximately $0.5 million in continuing operations related to our investments.

•	In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting

Standards No. 142 (SFAS No. 142), Goodwill and Other Intangibles Assets, and management is required to analyze goodwill and intangible assets for impairment issues on a periodic basis. In the fourth quarter of 2004, we recorded $0.4 million of asset impairment in continuing operations based on conclusions that the goodwill and intangible assets from past acquisitions were impaired.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At December 31, 2005 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation, as well as future changes to the operating structure of our new strategic focus on our OEM security business, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Prior to December 31, 2002, the accounting for restructuring costs required us to record provisions and charges in the amount of expected future net payments when we had a formal and committed plan . In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-

based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.

As a result of the decision by the Securities and Exchange Commission to delay its effective date, SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006. SFAS No. 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. We expect to adopt SFAS 123R using the modified prospective method and the Black-Scholes-Merton pricing model effective January 1, 2006. We believe that the adoption of SFAS 123R will have a material effect on our results of operations; however, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS No. 123.

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

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31
	2005	2004	2003

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	64.0	69.7	59.7

Gross profit	36.0	30.3	40.3

Operating expenses:
Research and development	19.1	21.3	14.3
Selling and marketing	19.9	23.5	17.3
General and administrative	20.3	21.1	17.3
Amortization of intangibles	1.4	2.2	1.7
Impairment of goodwill and intangibles	—	0.8	—
Restructuring and other charges (credits)	0.7	(0.4)	7.1

Total operating expenses	61.4	68.5	57.7

Loss from operations	(25.4)	(38.2)	(17.4)
Loss from investments	—	—	(0.4)
Interest income, net	1.6	1.6	1.2
Foreign currency gains (losses) and other income (expense)	3.6	(2.4)	1.1

Loss from continuing operations before income taxes	(20.2)	(39.0)	(15.5)
Benefit for income taxes	0.1	0.4	2.2

Loss from continuing operations	(20.1)	(38.6)	(13.3)
Loss from discontinued operations, net of income taxes	(1.0)	(0.3)	(21.4)
Gain (loss) on sale of discontinued operations	(4.5)	0.9	(22.7)

Net loss	(25.6)%	(38.0)%	(57.4)%

We sell our secure digital access products into three market segments: Digital TV, PC Security and Flash Media Interface.

•	For the Digital TV market, we offer conditional access modules that provide secure decryption for digital pay-TV broadcasts.

•	For the PC Security market, we offer smart card reader technology that enables secure access to PCs, networks and physical facilities.

•	For the Flash Media Interface market, we offer digital media readers and ASICs that are used to transfer digital content to and from various flash media.

Revenue

The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2005, 2004 and 2003:

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Digital TV
Revenues	$20,785	9%	$19,054	(46)%	$35,341
Percentage of total revenues	43%		39%		53%
PC Security
Revenues	$17,415	(13)%	$20,017	(3)%	$20,691
Percentage of total revenues	36%		41%		31%
Flash Media Interface
Revenues	$10,521	5%	$10,013	(4)%	$10,456
Percentage of total revenues	21%		20%		16%

Total revenues	$48,721	(1)%	$49,084	(26)%	$66,488

Fiscal 2005 Revenue Compared with Fiscal 2004 Revenue

Net revenue for the year ended December 31, 2005 was $48.7 million, relatively unchanged from $49.1 million in 2004. Sales of our Digital TV products accounted for 43%, PC Security products for 36% and Flash Media Interface for 21% of total revenue in 2005.

In our Digital TV product line, sales were $20.8 million in 2005, up 9% from $19.1 million in 2004. The majority of our Digital TV sales come from shipments of conditional access modules, which are used in conjunction with set-top boxes or integrated digital televisions to decrypt digital pay-television broadcasts. Historically, sales primarily have been to small European operators or broadcasters or to distributors and conditional access suppliers serving these operators and broadcasters. Beginning in the third quarter of 2003 and continuing to the present period, our Digital TV products sales were significantly adversely impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content. We are pursuing, and in some cases have already obtained, legal injunctions against these suppliers. However, we do not expect to be able to regain the market share we have lost. Beginning in 2004, we adopted a strategy to replace lost Digital TV revenue by targeting new customer segments, including mid-sized operators and broadcasters in Europe; operators in markets with integrated digital TVs; and digital cable operators in South Korea, where the government has mandated the use of conditional access modules to secure broadcast content as this country converts its broadcasting operations to digital technology. We experienced some success in forming relationships with new customers on our target segments in 2004 and in 2005 we shipped significant volumes of product to several of these customers.

Sales of our PC Security products decreased 13%, to $17.4 million in 2005, compared with $20.0 million in 2004. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control access to computers, computer networks and buildings or other facilities. Revenue in this product line is subject to significant variability based on the size and timing primarily of product orders. In 2005, lower revenue levels were primarily the result of fluctuations in order levels, as well as some impact from continued competition for business in Europe, based on price. In particular, we experienced significantly lower sales in the U.S. compared with the prior year period due to the timing of orders for smart card readers for U.S. government security projects. We believe that growth in sales of our PC Security products has been curtailed by the slow pace at which new smart card programs reach a stage requiring high volumes, which directly drives demand for our readers.

Revenues from our Flash Media Interface product line increased 5%, from $10.0 million in 2004 to $10.5 million in 2005. Flash Media Interface revenue consists of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos, and in consumer electronics products such as televisions to download and view digital photos. During the first half of 2005, we ceased to sell certain products within this business, which reduced our revenue base significantly. Beginning in the third quarter, we introduced a new category of digital media reader products designed to be embedded in televisions, which helped us to offset this revenue loss and stabilize revenue levels.

Fiscal 2004 Revenue Compared with Fiscal 2003 Revenue

Net revenue for the twelve months ended December 31, 2004 was $49.1 million, compared to $66.5 million in 2003, a decrease of 26%. This decline was primarily related to lower revenues from our Digital TV products. PC Security and Flash Media Interface product revenues also decreased slightly year to year. Sales of our Digital TV products accounted for 39%, PC Security products for 41% and Flash Media Interface for 20% of total revenue in 2004.

In our Digital TV product line, sales decreased 46%, from $35.3 million in 2003 to $19.1 million in 2004. Beginning in the third quarter of 2003 and continuing through fiscal 2004, our Digital TV products sales were significantly adversely impacted by new competition from suppliers that have emulated the conditional access decryption software for pay-TV content on conditional access modules that may be used to provide unauthorized access to that content. Our strategy in 2004 was to target new mid-sized operators and broadcasters in Europe and to sign agreements with operators in South Korea, where the government has mandated the use of conditional access modules to secure broadcast content as this country converts its broadcasting operations to digital technology. While we did experience some success with this strategy in 2004, we did not ship significant volumes of product to these target customers.

Sales of our PC Security products decreased 3%, from $20.7 million in 2003 to $20.0 million in 2004. In 2004 our readers were purchased for the U.S. Department of Defense’s Common Access Card personal identification program, various on-line banking programs in Europe, employee identification at oil field operations and other smart card-based security programs. While market research firms, the U.S. and other governments and our customers continue to communicate to us that they expect a significant increase in the volume of secure access projects requiring readers such as ours over the next few years, during 2004 there was no significant increase in the number of smart card readers being deployed in these projects.

Revenues from our Flash Media Interface product line decreased 4%, from $10.5 million in 2003 to $10.0 million in 2004. Our customer base and product offers remained relatively unchanged versus the prior year.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2005, 2004 and 2003:

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Digital TV
Revenues	$20,785		$19,054		$35,341
Gross profit	6,204	200%	2,070	(84)%	13,039
Gross profit%	30%		11%		37%
PC Security
Revenues	$17,415		$20,017		$20,691
Gross profit	6,534	(23)%	8,535	7%	7,994
Gross profit%	38%		43%		39%
Flash Media Interface
Revenues	$10,521		$10,013		$10,456
Gross profit	4,830	13%	4,287	(26)%	5,794
Gross profit%	46%		43%		55%

Total:
Revenues	$48,721		$49,084		$66,488
Gross profit	17,568	18%	14,892	(44)%	26,827
Gross profit%	36%		30%		40%

Gross profit for 2005 was $17.6 million, or 36% of total revenue. Gross profit was positively impacted by approximately $3.5 million in releases of reserves for inventory, primarily in our Digital TV business, which was sold as a result of higher than expected customer demand and changes in the technological application of our products. These releases were offset by inventory write-downs of approximately $1.2 million and $1.3 million in our Digital TV and PC security segments, severance costs for manufacturing personnel in our Singapore facility of $0.5 million, as well as by pricing pressure, mix of products sold and tooling costs.

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

Our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, inventory write-downs and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

Operating Expenses

Research and Development

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Expenses	$9,295	(11)%	$10,439	9%	$9,535
Percentage of total revenues	19%		21%		14%

Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development.

Research and development expenses were $9.3 million in 2005, or 19% of revenue, compared with $10.4 million in 2004, or 21% of revenue, a decrease of 11%. This decrease was primarily due to lower headcount and contract service costs and to the offsetting effects of customer funded development contributions of $0.4 million.

Research and development expenses increased 9% in 2004 as compared to 2003, primarily due to an increase in development activity to finalize and launch new products, as well as to higher costs associated with the effect of foreign currency exchange related to the payment of European employees in euros.

We expect our research and development expenses to vary based on future project demands.

Selling and Marketing

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Expenses	$9,685	(16)%	$11,511	0%	$11,469
Percentage of total revenues	20%		23%		17%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses were $9.7 million in 2005, or 20% of total revenue, compared with $11.5 million, or 23% of revenue in 2004, a decrease of 16%. This decrease was primarily due to reductions in headcount and in trade show expenditures. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

During 2004, selling and marketing expenses increased in the first half of the year as part of our strategy to launch new products and enter new markets and then decreased in the second half of the year to better align with actual revenue levels. While there was an overall decrease in spending, this decrease was offset by increased costs associated with the effect of foreign currency exchange related to the payment of European employees in euros. For the year as a whole, sales and marketing expenses remained at the same level in 2004 as 2003.

We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

General and Administrative

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Expenses	$9,932	(4)%	$10,387	(10)%	$11,502
Percentage of total revenues	20%		21%		17%

General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In 2005, general and administrative expenses were $9.9 million, or 20% of revenue, compared with $10.4 million, or 21% of revenue in 2004, a decrease of 4%.

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

Amortization of Intangibles

		% Change		% Change
	Fiscal	2004	Fiscal	2003	Fiscal
	2005	to 2005	2004	to 2004	2003
	(In thousands)

Expenses	$673	(38)%	$1,078	(5)%	$1,129
Percentage of total revenues	1%		2%		2%

Amortization of intangible assets in 2005 was $0.7 million, compared with $1.1 million in 2004. Lower amortization in 2005 reflects a lower level of intangible assets on our balance sheet.

Impairment of Goodwill and Intangibles

As required under SFAS No. 142, SCM evaluates the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet from time to time and we will record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

In 2005, no charge for impairment was recorded.

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

Restructuring and Other Charges (Credits)

During 2005, we incurred restructuring and other charges of $0.8 million, which included $0.2 million of severance costs related to a reduction in force of non-manufacturing personnel at our Singapore facility, resulting from our decision to outsource manufacturing operations to contract manufacturers. Severance costs for manufacturing personnel of $0.5 million were recorded in cost of revenue. (See Note 7 to Consolidated Financial Statements.) Restructuring and other charges in 2005 also included $0.1 million primarily related to changes in estimates for European tax related matters.

During 2004, we incurred restructuring and other credits related to continuing operations of $0.2 million, which resulted primarily from restructuring costs related to cost reduction actions taken by management during the second half of the year that included employee severance charges of $0.8 million and legal and professional costs of $0.1 million; other costs of $0.6 million, primarily related to settlement costs of claims asserted by a European customer, as well as other legal settlements and related legal costs; and offsetting credits of $1.7 million resulting from changes in estimates to European tax related matters.

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

Loss from Investments

From time to time, we may make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.

We had no strategic investments in 2005 or in 2004 and therefore did not record a loss or gain related to investments during these periods.

During 2003, we recorded a loss of $0.4 million from our investment in Cryptovision. This was offset by a gain of $0.2 million from the sale of our investment in ActivCard. The result was a loss on investments of $0.2 million for the year.

Interest Income, Net

Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt.

In each of the years 2005, 2004 and 2003, interest income resulting from invested cash balances was $0.8 million. The 2005 period includes a cumulative adjustment to interest income taken in the second quarter for the correction of an error in accounting for the amortization of premiums and discounts on investments. The correction of the error resulted in a reduction of interest income in the second quarter and twelve months of 2005 of approximately $0.3 million.

Reductions in investable cash balances in 2005 compared with 2004, and in 2004 compared with 2003, were offset by higher rates of return on invested funds. During 2003, cash balances declined for part of the year, resulting in a decrease in interest income from cash. This was offset by additional interest income recorded for a tax refund that we received in the third quarter of 2003.

Foreign Currency Gains and Losses and Other Income and Expenses

Foreign currency transaction gains and other income were $1.8 million in 2005, compared with foreign currency losses and other expenses of $1.2 million in 2004 and foreign currency gains and other income of $0.7 million in 2003.

Foreign currency transaction gains and losses during 2005 and 2004 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar net monetary balances in an entity where the euro is the functional currency, while the losses in 2004 resulted primarily from the revaluation of U.S. denominated intercompany balances to the functional currency of the subsidiary.

During 2005, foreign currency gains were $1.7 million, due primarily to the revaluation of dollar holdings in an entity where the euro is the functional currency. Other income was $0.1 million, primarily attributable to the settlement of transactional tax issues in Europe.

During 2004, net foreign currency losses resulted from foreign currency losses of $1.5 million, due primarily to the decrease in the value of the U.S. dollar as compared with the euro, offset by other income of $0.3 million, primarily attributable to the settlement of transactional tax issues in Europe.

During 2003, a weakening U.S. dollar negatively impacted foreign currency exchange rates. However, we did record a small gain for the year on foreign currency transactions, which was augmented by other income of $0.5 million resulting from a settlement on an investment that had previously been written off.

Income Taxes

In 2005 and 2004, we recorded net benefits for income taxes of approximately $33,000 and $178,000, respectively, primarily due to changes in estimates for taxes related to foreign tax jurisdictions.

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

Net revenue for the retail Digital Media and Video business in 2005, 2004 and 2003 was $0, $16,000 and $24.8 million, respectively. Operating loss for the same periods was $0.3 million, $0.3 million and $15.1 million, respectively. Net loss for the periods were was $0.5 million, $0.2 million and $14.3 million, respectively.

During 2005, our net loss on disposal of the retail Digital Media and Video business was $2.2 million, of which the majority related to the settlement of litigation with DVD Cre8, Inc. and related legal costs (see Note 14 of the Consolidated Financial Statements).

During 2004, our net gain on disposal of the retail Digital Media and Video business was $0.4 million and included $1.6 million of inventory and asset recoveries, offset by changes in estimate of lease commitments of $0.4 million and legal costs of $0.8 million.

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

Liquidity and Capital Resources

As of December 31, 2005, our working capital, which we have defined as current assets less current liabilities, was $27.3 million, compared to $39.2 million as of December 31, 2004. Working capital decreased in 2005 by approximately $11.9 million, due primarily to a decrease in cash, cash equivalents and short-term investments of $13.7 million, a decrease in accounts receivable of $1.8 million, a decrease in inventory of $2.3 million and a decrease in other current assets of $0.3 million, partially offset by a decrease in current liabilities of $6.0 million. The decrease in current liabilities includes the payment of $4.7 million related to VAT matters for a former customer. We are in the process of seeking recovery of this amount from the customer. See Item 3. Legal Proceedings and Note 14 to the Consolidated Financial Statements for further discussion of this matter.

In 2005, cash and cash equivalents decreased by $17.5 million, primarily due to cash used in operating activities of $12.8 million, cash used in investing activities of $3.5 million and the effect of exchange rates on cash and cash equivalents of $1.5 million, partially offset by cash provided by financing activities of $0.3 million.

Cash used in continuing operations of $9.2 million was primarily due to a net loss before discontinued operations and depreciation and amortization of $8.0 million. The remaining $1.2 cash used in continuing operations was from the net effect of changes in working capital. Cash used in operating activities from discontinued operations was $3.6 million and consisted of approximately $2.3 million for the litigation settlement with DVD Cre8, Inc. (see Note 14 of the Consolidated Financial Statements) as well as the payment of accrued liabilities.

Cash used in investing activities from continuing operations was primarily for capital expenditures of $0.1 million and net purchases of short-term investments of $3.8 million, partially offset by $0.4 million from the proceeds from the sale of fixed assets.

Cash provided by financing activities was primarily from the issuance of common stock of $0.3 million related to the Company’s employee stock purchase and stock option programs. At December 31, 2005, our outstanding stock options as a percentage of outstanding shares were 18%, compared to 19% at December 31, 2004.

During the fourth quarter of 2002, our Board of Directors authorized a stock repurchase program in which up to $5 million may be used to purchase shares of our stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. Such repurchases could be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. No shares were repurchased under the stock repurchase program during fiscal 2004 and the program ended in the fourth quarter of 2004. During 2002, we spent approximately $0.7 million and during 2003 we spent approximately $2.1 million to repurchase an aggregate of 618,400 shares.

During 2005, we used $9.2 million in cash to fund continuing operations. In the coming months, we expect to continue to use cash to fund operations, and we currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2006. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2005 (in thousands):

		Less Than 1	1-3	3-5	More Than 5
	Total	Year	Years	Years	Years

Operating leases	$7,610	$2,096	$2,878	$1,397	$1,239
Purchase commitments	6,014	6,014	—	—	—

Total Obligations	$13,624	$8,110	$2,878	$1,397	$1,239

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our foreign currency transactions gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed a sensitivity analysis as of December 31, 2005 and 2004 using a modeling technique which evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at December 31, 2005 and 2004. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $1.0 million and $1.8 million for 2005 and 2004, respectively.

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

At December 31, 2005, we had $13.7 million in cash and cash equivalents and $18.8 million in short-term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2005, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to pages F-1 through F-26 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

For the year ended December 31, 2005, we were not an accelerated filer, and therefore we are not required to make the annual report over financial reporting required by Item 308(a) of Regulation S-K and our independent auditors are not required to issue a separate attestation on management’s assessment of our internal control over financial reporting under Item 308(b).

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no significant changes to our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Election of Directors” and “Matters Relating to the Board of Directors” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders, referred to as the “Proxy Statement,” which we expect will be filed within

120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” that will be set forth in the Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” that will be set forth in the Proxy Statement.

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

a. The consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, together with the notes thereto.

b. The report of our Independent Registered Public Accounting Firm.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of			End of
Classification	Period	Additions	Deductions	Period
	(In thousands)

Accounts receivable allowances
Year ended December 31, 2003	$5,327	$2,584	$4,608	$3,303
Year ended December 31, 2004	3,303	119	1,215	2,207
Year ended December 31, 2005	2,207	—	1,235	972
Warranty accrual
Year ended December 31, 2003	$689	$329	$692	$326
Year ended December 31, 2004	326	423	505	244
Year ended December 31, 2005	244	409	500	153

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(5)	Amended and Restated Bylaws of Registrant.

3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4	.1(1)	Form of Registrant’s Common Stock Certificate.

4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10	.1(1)	Form of Director and Officer Indemnification Agreement.

10	.2(8)	Amended 1997 Stock Plan.

10	.3(1)	1997 Employee Stock Purchase Plan.

10	.4(1)	1997 Director Option Plan.

10	.5(1)	1997 Stock Option Plan for French Employees.

10	.6(1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10	.7(2)	2000 Non-statutory Stock Option Plan.

Exhibit
Number		Description of Document

10	.8(2)	Dazzle Multimedia, Inc. 1998 Stock Plan.

10	.9(2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10	.12(1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.

10	.13(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10	.14(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10	.15(7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.

10	.16(7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.

10	.17(8)	Pinnacle Systems, Inc. Declaration of Registration Rights.

10	.18(9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as ‘‘Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.

10	.19(10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.

10	.20(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

10	.21(13)*	Description of Executive Compensation Arrangement.

10	.22(14)*	Form of Employment Agreement between SCM Microsystems GmbH and Ingo Zankel.

10	.23(14)	Management by Objective (MBO) Bonus Program Guide.

10.24		2005 Summary Compensation Table for Executive Officers.

10.25		2005 Summary Compensation Table for Directors.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer and Director

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Steven Humphreys Steven Humphreys	Chairman of the Board	March 16, 2006

/s/ Robert Schneider Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006

/s/ Steven L. Moore Steven L. Moore	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Manuel Cubero Manuel Cubero	Director	March 16, 2006

/s/ Hagen Hultzsch Hagen Hultzsch	Director	March 16, 2006

/s/ Werner Koepf Werner Koepf	Director	March 16, 2006

/s/ Ng Poh Chuan Ng Poh Chuan	Director	March 16, 2006

/s/ Simon Turner Simon Turner	Director	March 16, 2006

/s/ Andrew Vought Andrew Vought	Director	March 16, 2006

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SCM Microsystems, Inc.:

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2005, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 17, 2006

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,660	$31,181
Short-term investments	18,780	14,972
Accounts receivable, net of allowances of $972 and $2,207 as of December 31, 2005 and 2004, respectively	6,904	8,700
Inventories	6,005	8,319
Other current assets	2,038	2,336

Total current assets	47,387	65,508
Property and equipment, net	3,050	4,597
Intangible assets, net	879	1,740
Other assets	1,418	1,462

Total assets	$52,734	$73,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,700	$4,790
Accrued compensation and related benefits	2,708	2,670
Accrued restructuring and other charges	3,897	9,879
Accrued professional fees	1,644	2,011
Accrued royalties	1,244	1,794
Other accrued expenses	2,565	3,189
Income taxes payable	2,258	2,014

Total current liabilities	20,016	26,347

Deferred tax liability	101	131
Commitments and contingencies (see Notes 12 and 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,593 and 15,484 shares issued and outstanding as of December 31, 2005 and 2004, respectively	16	15
Additional paid-in capital	227,676	227,398
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(192,756)	(180,321)
Other cumulative comprehensive gain	458	2,514

Total stockholders’ equity	32,617	46,829

Total liabilities and stockholders’ equity	$52,734	$73,307

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net revenue	$48,721	$49,084	$66,488
Cost of revenue	31,153	34,192	39,661

Gross profit	17,568	14,892	26,827

Operating expenses:
Research and development	9,295	10,439	9,535
Selling and marketing	9,685	11,511	11,469
General and administrative	9,932	10,387	11,502
Amortization of intangibles	673	1,078	1,129
Impairment of intangibles	—	388	—
Restructuring and other charges (credits)	332	(185)	4,728

Total operating expenses	29,917	33,618	38,363

Loss from operations	(12,349)	(18,726)	(11,536)
Loss from investments	—	—	(240)
Interest income, net	800	809	801
Foreign currency gains (losses) and other income (expense)	1,753	(1,203)	715

Loss from continuing operations before income taxes	(9,796)	(19,120)	(10,260)
Benefit for income taxes	33	178	1,442

Loss from continuing operations	(9,763)	(18,942)	(8,818)
Loss from discontinued operations, net of income taxes	(501)	(151)	(14,256)
Gain (loss) on sale of discontinued operations	(2,171)	430	(15,102)

Net loss	$(12,435)	$(18,663)	$(38,176)

Basic and diluted loss per share from continuing operations	$(0.63)	$(1.23)	$(0.57)

Basic and diluted income (loss) per share from discontinued operations	$(0.17)	$0.02	$(1.92)

Basic and diluted net loss per share	$(0.80)	$(1.21)	$(2.49)

Shares used to compute basic and diluted loss per share	15,532	15,402	15,317

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2005, 2004 and 2003

							Other
			Additional		Deferred		Cumulative	Total
	Common Stock		Paid-in	Treasury	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (Loss)	Equity	Loss
	(In thousands)

Balances, January 1, 2003	15,582	$16	$225,608	$(674)	$(417)	$(123,482)	$(951)	$100,100
Issuance of common stock upon exercise of options	72	—	491	—	—	—	—	491
Issuance of common stock under Employee Stock Purchase Plan	148	—	473	—	—	—	—	473
Repurchase of common stock	(506)	(1)	—	(2,103)	—	—	—	(2,104)
Proceeds from notes	4	—	207	—	—	—	—	207
Adjustment of deferred compensation related to terminated employees	—	—	(288)	—	288	—	—	—
Amortization of deferred stock compensation	—	—	—	—	129	—	—	129
Non-employee stock-based compensation expense	—	—	91	—	—	—	—	91
Realized gain on investments adjustment	—	—	—	—	—	—	(410)	(410)	$(410)
Unrealized gain on investments	—	—	—	—	—	—	74	74	74
Foreign currency translation adjustment	—	—	—	—	—	—	2,549	2,549	2,549
Net loss	—	—	—	—	—	(38,176)	—	(38,176)	(38,176)

Comprehensive loss	—	—	—	—	—	—	—	—	$(35,963)

Balances, December 31, 2003	15,300	15	226,582	(2,777)	—	(161,658)	1,262	63,424
Issuance of common stock upon exercise of options	70	—	413	—	—	—	—	413
Issuance of common stock under Employee Stock Purchase Plan	114	—	371	—	—	—	—	371
Non-employee stock-based compensation expense	—	—	32	—	—	—	—	32
Unrealized loss on investments	—	—	—	—	—	—	(202)	(202)	$(202)
Foreign currency translation adjustment	—	—	—	—	—	—	1,454	1,454	1,454
Net loss	—	—	—	—	—	(18,663)	—	(18,663)	(18,663)

Comprehensive loss	—	—	—	—	—	—	—	—	$(17,411)

Balances, December 31, 2004	15,484	15	227,398	(2,777)	—	(180,321)	2,514	46,829
Issuance of common stock upon exercise of options	2	—	6	—	—	—	—	6
Issuance of common stock under Employee Stock Purchase Plan	107	1	272	—	—	—	—	273
Realized gain on investments adjustments	—	—	—	—	—	—	(49)	(49)	$(49)
Unrealized gain on investments	—	—	—	—	—	—	229	229	229
Foreign currency translation adjustment	—	—	—	—	—	—	(2,236)	(2,236)	(2,236)
Net loss	—	—	—	—	—	(12,435)	—	(12,435)	(12,435)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,491)

Balances, December 31, 2005	15,593	$16	$227,676	$(2,777)	$—	$(192,756)	$458	$32,617

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,435)	$(18,663)	$(38,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Loss (gain) from discontinued operations	2,672	(279)	29,358
Deferred income taxes	(30)	(224)	315
Depreciation and amortization	1,974	3,236	3,867
Stock-based compensation expense	—	32	51
Loss (gain) on disposal of property and equipment	(128)	58	132
Impairment of goodwill and intangibles	—	388	—
Loss on investments	—	—	240
Changes in operating assets and liabilities:
Accounts receivable	1,195	1,575	4,484
Inventories	2,103	1,352	6,063
Other assets	(112)	7,278	(1,265)
Accounts payable	1,214	(2,214)	(1,448)
Accrued expenses	(5,793)	(2,667)	(3,806)
Income taxes payable	174	(652)	(593)

Net cash used in operating activities from continuing operations	(9,166)	(10,780)	(778)
Net cash provided by (used in) operating activities from discontinued operations	(3,647)	(392)	3,067

Net cash provided by (used in) operating activities	(12,813)	(11,172)	2,289

Cash flows from investing activities:
Capital expenditures	(76)	(362)	(1,185)
Proceeds from disposal of property and equipment	381	32	13
Purchase of long-term investments	—	—	(432)
Sales and maturities of short-term investments	12,055	4,849	4,605
Purchases of short-term investments	(15,851)	(14,385)	(5,074)

Net cash used in investing activities from continuing operations	(3,491)	(9,866)	(2,073)
Net cash provided by (used in) investing activities from discontinued operations	2	—	(240)

Net cash used in investing activities	(3,489)	(9,866)	(2,313)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	279	784	1,049
Repurchase of common stock	—	—	(2,103)

Net cash provided by (used in) financing activities	279	784	(1,054)

Effect of exchange rates on cash and cash equivalents	(1,498)	2,053	327

Net decrease in cash and cash equivalents	(17,521)	(18,201)	(751)
Cash and cash equivalents, beginning of year	31,181	49,382	50,133

Cash and cash equivalents, end of year	$13,660	$31,181	$49,382

Supplemental disclosures of cash flow information:
Income tax refunds received	$96	$730	$2,127

Income taxes paid	$40	$144	$122

Interest paid	$—	$—	$5

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

SCM Microsystems (“SCM” or “the Company”) was incorporated under the laws of the State of Delaware in December 1996. SCM’s principal business activity is the design, development and sale of hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services, including content and services that have been protected through digital encryption. The Company sells its products primarily into three market segments: Digital TV, PC Security and Flash Media Interface. In the Digital TV market, SCM provides conditional access modules that provide secure decryption for digital pay-TV broadcasts. In the PC Security market, the Company provides smart card reader technology that enables secure access to PCs, networks and physical facilities. In the Flash Media Interface market, the Company provides digital media readers that are used to transfer digital content to and from various flash media. SCM’s target customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers include: digital TV operators and broadcasters and conditional access providers for SCM’s conditional access modules; government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for SCM’s smart card readers; and computer and photographic equipment manufacturers for the Company’s digital medial readers. SCM sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.

SCM maintains its corporate headquarters in Fremont, California and maintained European headquarters in Ismaning, Germany. SCM has worldwide operations, including research and development, manufacturing and sales and marketing.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of SCM and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to SCM’s former retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 2.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires SCM’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and accruals of product warranty, restructuring reserves and accruals, and other liabilities. Actual results could differ from these estimates.

Cash Equivalents — SCM considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Short-term Investments — Short-term investments consist of corporate notes and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive loss. Gains and losses on sales of investments are determined on a specific identification basis. Short-term investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — SCM’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2005 and 2004, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 3 for fair value of investments.)

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

Intangible and Long-lived Assets — The Company evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SCM evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the useful lives of the related assets, from two to five years. During the fourth quarter of 2004, SCM recognized an impairment charge of $0.4 million relating to the intangible assets from a past acquisition.

Revenue Recognition — SCM recognizes revenue pursuant to Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue Recognition. Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped.

Research and Development — Research and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products.

Freight Costs — SCM reflects the cost of shipping its products to customers as cost of revenue. Customer reimbursements for freight are not significant.

Income Taxes — SCM accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 2005 and 2004, a full valuation allowance was provided against the net deferred tax assets.

Stock-based Compensation — Pending the effective date of SFAS No. 123R, SCM has accounted for its employee stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN No. 44”). Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. SCM accounts for stock options issued to non-employees in

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18 under the fair value based method.

Pursuant to FIN No. 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options. Options assumed by SCM related to the business acquisitions made subsequent to July 1, 2000 (the effective date of FIN No. 44) have been accounted for pursuant to FIN No. 44.

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period, using the multiple option method. Pro forma information is as follows (in thousands, except per share amounts) (See Note 8):

	December 31,
	2005	2004	2003

Net loss, as reported	$(12,435)	$(18,663)	$(38,176)
Add: Employee stock-based compensation included in reported
net loss net of related tax effects	—	—	129
Less: Employee stock-based compensation expense determined
under fair value method for all awards, net of related tax effects	(1,363)	(2,494)	(3,197)

Pro forma net loss	$(13,798)	$(21,157)	$(41,244)

Net loss per share, as reported — basic and diluted	$(0.80)	$(1.21)	$(2.49)

Pro forma net loss per share — basic and diluted	$(0.89)	$(1.37)	$(2.69)

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

SCM has not yet completed its evaluation of the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by SCM to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.

As a result of the decision by the Securities and Exchange Commission to delay its effective date, SFAS No. 123R will be effective for the SCM’s fiscal year beginning January 1, 2006. SFAS No. 123R requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

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

Foreign Currency Translation and Transactions — The functional currencies of SCM’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which, effective January 1, 2004, uses the U.S. dollar as its functional currency. The change in the functional currency of the Singapore subsidiary was in accordance with SFAS 52, Foreign Currency Translation, and reflects the changed economic facts and circumstances of the Singapore subsidiary. The books of record of the Singapore subsidiary are maintained in its functional currency, the U.S. dollar. For those subsidiaries whose functional currency is the local currency, SCM translates assets and liabilities to U.S. dollars using period end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss. Gains and losses from transactions denominated in currencies other than the functional currencies of SCM or its subsidiaries are included in other income and expense. SCM recorded a currency gain of $1.7 million in fiscal year 2005, a currency loss of $1.5 million in fiscal 2004 and a currency gain of $0.1 million in fiscal 2003.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments. SCM’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. SCM primarily sells its products to companies in the United States, Asia and Europe. One U.S. based customer represented 17% and one Asia based customer represented 18% of accounts receivable at December 31, 2005. The Company does not require collateral or other security to support accounts receivable. To reduce risk, SCM’s management performs ongoing credit evaluations of its customers’ financial condition. SCM maintains allowances for potential credit losses.

Comprehensive Loss — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive loss.

Recently Issued Accounting Standards — In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As a result of the decision by the Securities and Exchange Commission to delay its effective date, SFAS No. 123R will be effective for SCM’s fiscal year beginning January 1, 2006. (See discussion above under Stock-based Compensation)

In November 2004, FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. SCM is evaluating the impact of the adoption of the new standard on its future results of operations and financial position.

2.	Discontinued Operations

In July 2003, the Company completed the sale of selected assets of its digital video business, including substantially all product rights, inventory, intellectual property, trade names and other rights, to Pinnacle Systems, Inc. (“Pinnacle”) for $21.5 million. Pinnacle issued to SCM 1,866,851 shares of Pinnacle common stock valued, for purposes of the agreement, at $21.5 million. The purchase price was subject to post-closing cash adjustments relating to inventory, backlog, receivables and prorated royalty fees. Under the agreement, Pinnacle registered the shares with the SEC and SCM sold the stock over a period of several months. The proceeds received from the sale of the Pinnacle shares were less than $21.5 million and Pinnacle compensated SCM in cash to reach the $21.5 million level. Pursuant to an agreement signed on October 31, 2003, Pinnacle paid SCM an additional $2.0 million in cash including but not limited to the aforementioned adjustments.

In August 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation, which purchased and distributed existing inventories of digital media readers and also assumed certain liabilities and supply arrangements for the planned disposition of reader inventory. Consideration from the sale is limited to future purchases of reader inventory and assumptions of certain liabilities and contracts. Under the agreement, Zio has purchased $2.5 million of reader inventory.

As a result of these sales, the Company has accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been restated to reflect the discontinuance of this business.

The operating results for the discontinued operations of the retail Digital Media and Video business for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Net revenue	$—	$16	$24,829
Operating loss	$(287)	$(257)	$(15,107)
Net loss before income taxes	$(430)	$(151)	$(14,174)
Income tax provision	$(71)	$—	$(82)
Loss from discontinued operations	$(501)	$(151)	$(14,256)

During 2005, net loss on disposal of the retail Digital Media and Video business was $2.2 million, of which the majority was related to the settlement of litigation with DVD Cre8, Inc. and related legal costs (see Notes 7 and 14).

During 2004, net gain on disposal of the retail Digital Media and Video business was $0.4 million and included $1.6 million of inventory and asset recoveries, offset by changes in estimates for lease commitments of $0.4 million and legal costs of $0.8 million.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, net loss on disposal of the retail Digital Media and Video business was $15.1 million and included net inventory write-downs of $0.5 million; asset write-downs of $3.1 million; increased liabilities of $0.2 million; employee severance of $2.8 million; contract settlements and lease commitments of $4.5 million, transactional costs to sell the business of $2.6 million; and other costs of $1.4 million that related to the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.

3.	Short-Term Investments

At December 31, 2005, approximately 80% of the short-term investment portfolio matures in 2006 and the remaining 20% in 2007. The fair value of short-term investments at December 31, 2005 and 2004 was as follows (in thousands):

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$9,369	$6	$(34)	$9,341
U.S. government agencies	9,490	—	(51)	9,439

Total	$18,859	$6	$(85)	$18,780

	December 31, 2004
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$10,286	$—	$(276)	$10,010
U.S. government agencies	4,994	—	(32)	4,962

Total	$15,280	$—	$(308)	$14,972

Cumulative Adjustment to Interest Income and Other Cumulative Comprehensive Gain

In July 2005, during a review of the Company’s investment holdings and the calculation of interest income and unrealized gains and losses on investments, the Company discovered an error in the recording of the amortization of investment premiums and discounts and the related interest income and unrealized gain (loss) on investments. As a result, interest income and unrealized loss on investments and the balance of unrealized loss included in other cumulative comprehensive gain for the years ended December 31, 2004 and 2003 have been overstated. The cumulative overstatement of interest income and unrealized loss on investments for periods prior to the three months ended June 30, 2005 was approximately $0.3 million. The effect of the error was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no effect on reported comprehensive loss or total stockholder’s equity. To correct this error, the Company recorded the cumulative $0.3 million as a reduction in interest income and a decrease in unrealized loss on investments during the three-month period ended June 2005.

During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At December 31, 2005, approximately $16.6 million of the short-term investment portfolio has an unrealized loss and approximately $8.6 million of those investments have been in an unrealized loss position for more than one year. Of the $85,000 unrealized loss at December 31, 2005, approximately $54,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. As of December 31, 2004, the Company held a restricted investment having an unrealized gain of $49,000, this restriction was removed

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year and the Company recorded a $49,000 realized gain in 2005. For the years ended December 31, 2005, 2004 and 2003, no impairment of the investments was identified based on the evaluations performed.

4.	Inventories

Inventories consist of (in thousands):

	December 31,
	2005	2004

Raw materials	$2,430	$4,604
Work-in-process	2,435	1,152
Finished goods	1,140	2,563

Total	$6,005	$8,319

5.	Property and Equipment

Property and equipment, net consist of (in thousands):

	December 31,
	2005	2004

Land	$260	$284
Building and leasehold improvements	3,187	3,034
Furniture, fixtures and office equipment	5,333	9,144
Automobiles	58	102
Purchased software	4,018	4,894

Total	12,856	17,458
Accumulated depreciation	(9,806)	(12,861)

Property and equipment, net	$3,050	$4,597

6.	Intangible Assets

Intangible assets are primarily associated with our European operations and consist of the following (in thousands):

	December 31, 2005				December 31, 2004
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated	Impairment
	Period	Value	Amortization	Net	Value	Amortization	Loss	Net

Customer relations	60 months	$1,476	$(1,071)	$405	$1,937	$(1,086)	$(44)	$807
Core technology	60 months	1,673	(1,199)	474	3,984	(2,707)	(344)	933

Total intangible assets		$3,149	$(2,270)	$879	$5,921	$(3,793)	$(388)	$1,740

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization.

Amortization expense related to intangible assets for continuing operations was $0.7 million, $1.1 million and $1.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount

2006	$634
2007	245

Total	$879

SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the fourth quarter of 2004, the Company determined that the intangible assets from a past acquisition were impaired and recorded a charge of $0.4 million.

7.	Restructuring and Other Charges

Continuing Operations

During 2005, 2004 and 2003, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $0.8 million, $(0.2) million and $4.7 million, respectively.

Accrued liabilities related to restructuring actions and other activities during 2005, 2004 and 2003 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2003	$—	$861	$15	$248	$4,532	$5,656
Provision for 2003	—	953	351	1,939	1,115	4,358
Changes in estimates	—	(968)	(32)	(55)	1,425	370

	—	(15)	319	1,884	2,540	4,728
Payments or write offs in 2003	—	(722)	(285)	(2,018)	(265)	(3,290)

Balances as of December 31, 2003	—	124	49	114	6,807	7,094
Provision for 2004	620	9	17	831	106	1,583
Changes in estimates	(19)	20	(20)	(6)	(1,741)	(1,766)

	601	29	(3)	825	(1,635)	(183)
Payments or write offs in 2004	(601)	(101)	(46)	(508)	(40)	(1,296)

Balances as of December 31, 2004	—	52	—	431	5,132	5,615
Provision for 2005	—	—	—	699	25	724
Changes in estimates	—	7	—	(12)	127	122

	—	7	—	687	152	846
Payments or write offs in 2005	—	(27)	—	(966)	(4,994)	(5,987)

Balances as of December 31, 2005	$—	$32	$—	$152	$290	$474

During 2005, SCM incurred net restructuring and other charges of approximately $0.8 million, which was primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers. Approximately $0.5 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $0.3 million is recorded in operating expenses and is primarily made up of $0.2 million of severance for non-manufacturing personnel and $0.1 million of changes in estimates related to

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European tax matters. The Company expects to substantially complete this restructuring activity by the end of the third quarter of 2006 and to incur further costs of approximately $1.0 million.

In addition, in April 2005, SCM made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On October 13, 2005, the French government refunded approximately $4.7 million to the customer. However, in December 2005 the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of the customer’s product and has not remitted the refunded amount to the Company. Although the Company is attempting to recover this amount from the customer, there is no assurance that SCM will be able to recover the amount. As of December 31, 2005, the remaining balance of accrued other costs primarily relates to European tax matters.

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

Other costs for 2003 primarily consisted of $0.4 million in legal and professional fees related to restructuring activities; $0.4 million of write-off of the cumulative translation adjustment for those locations where operations had been substantially liquidated; $0.3 million of legal, accounting and professional fees related to the separation of the Digital Media and Video division; and $1.4 million related to a change in estimate to tax provisions recorded in 2002 for foreign tax related charges, arising from the non-collectibility of tax related payments from customers. The Company substantially completed these restructuring actions in 2003 and did not incur further significant charges during 2004.

  Discontinued Operations

During 2005, 2004, and 2003, SCM incurred restructuring and other charges related to discontinued operations of approximately $2.2 million, $1.3 million and $13.0 million, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities related to restructuring actions and other activities during 2005, 2004 and 2003 consist of the following (in thousands):

			Asset		Legal &
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2003	$334	$2,038	$42	$99	$6	$2,519
Provision for 2003	—	4,528	1,753	2,898	4,066	13,245
Changes in estimates	—	(56)	(63)	(132)	(16)	(267)

	—	4,472	1,690	2,766	4,050	12,978
Payments or write offs in 2003	(334)	(2,598)	(1,723)	(2,590)	(3,711)	(10,956)

Balances as of December 31, 2003	—	3,912	9	275	345	4,541
Provision for 2004	—	43	22	7	826	898
Changes in estimates	—	450	—	(65)	—	385

	—	493	22	(58)	826	1,283
Payments or write offs in 2004	—	(445)	(31)	(217)	(867)	(1,560)

Balances as of December 31, 2004	—	3,960	—	—	304	4,264
Provision for 2005	1,700	—	—	—	648	2,348
Changes in estimates	—	(111)	—	—	—	(111)

	1,700	(111)	—	—	648	2,237
Payments or write offs in 2005	(1,700)	(651)	—	—	(727)	(3,078)

Balances as of December 31, 2005	$—	$3,198	$—	$—	$225	$3,423

Exit costs for the year ended December 31, 2005 primarily related to the settlement of litigation with DVDCre8, Inc. and legal costs, as well as changes in estimates for lease obligations (see Note 14 for further discussion of the settlement with DVDCre8, Inc.).

During 2004, exit costs related to discontinued operations were $1.3 million and consisted of approximately $0.8 million of legal and professional fees and $0.5 million of lease and contract commitments. The Company has exited its retail Digital Media and Video business and does not expect to incur further significant charges.

During 2003, restructuring costs of $25,000 related to discontinued operations apply for the first quarter of fiscal 2003 and primarily consisted of asset write-downs. Exit costs related to discontinued operations apply for the nine months ended December 31, 2003. These charges were accrued in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and were related to the sale of the retail Digital Media and Video business. Exit costs consisted of lease commitments of $2.2 million; contract settlements of $2.3 million; asset write-downs of $1.7 million; severance costs of $2.8 million; legal and professional fees of $2.6 million; and other costs of $1.4 million, which primarily consisted of the write-down of the cumulative translation adjustment for those subsidiaries considered to be substantially liquidated.

8.	Stockholders’ Equity

Repurchase Plan

In October 2002, SCM’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. During 2003 and 2002, SCM repurchased a total of 618,400 shares of its common stock under the program for an aggregate

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $2.8 million. During 2004, the Company made no repurchases under the program. The stock repurchase program ended in the fourth quarter of 2004.

Stockholders Rights Plan

On November 8, 2002, SCM’s Board of Directors approved a stockholders rights plan. Under the plan, the Company declared a dividend of one preferred share purchase right for each share of the Company’s common stock held by SCM stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from SCM one one-thousandth of a share of Series A participating preferred stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of SCM’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by SCM for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of the Company.

Stock Options

Under SCM’s stock plans (the Plans), employees, directors and consultants may be granted incentive or nonqualified stock options for the purchase of the Company’s common stock and stock purchase rights. Options granted under the Plans are generally granted at fair market value, generally vest over a four-year period and are generally exercisable for a term of ten years after issuance. A total of 3,036,308 shares of common stock are currently reserved for future grant under the Plans.

1997 Employee Stock Purchase Plan

Under SCM’s Employee Stock Purchase Plan (the Purchase Plan), up to 1,021,887 shares of the Company’s common stock may be issued. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. During 2005, 2004 and 2003, a total of 107,526, 114,151 and 148,344 shares, respectively, were issued under the plan. As of December 31, 2005, 433,578 shares were available for future issuance under the Purchase Plan.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the periods indicated is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Balances as of January 1, 2003 (1,809,430 exercisable at $27.58 per share)	3,388,220	$25.94
Options granted (weighted average fair value of $3.68 per share)	703,545	4.35
Options canceled	(1,040,420)	21.29
Options exercised	(71,486)	6.87

Balances as of December 31, 2003 (1,756,560 exercisable at $29.54 per share)	2,979,859	22.92
Options granted (weighted average fair value of $3.07 per share)	512,897	3.95
Options canceled	(495,693)	25.36
Options exercised	(69,477)	5.95

Balances as of December 31, 2004 (1,936,445 shares exercisable at $27.03 per share)	2,927,586	19.58
Options granted (weighted average fair value of $2.79 per share)	331,928	3.49
Options canceled	(435,005)	28.93
Options exercised	(1,748)	3.31

Balances as of December 31, 2005	2,822,761	$16.26

The following table summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 2.65 - $ 5.90	1,092,081	8.26	$3.45	429,773	$3.57
$ 5.90 - $ 8.10	704,944	5.58	7.88	684,423	7.91
$ 8.10 - $32.00	498,840	4.04	19.56	458,447	20.51
$32.00 - $52.63	459,961	4.18	47.93	459,961	47.93
$52.63 - $83.00	66,935	3.89	71.23	66,935	71.23

$ 2.65 - $83.00	2,822,761	6.07	$16.26	2,099,539	$20.56

Additional Stock Plan Information

As discussed in Note 1, SCM has accounted for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if SCM had adopted the fair value method (see Note 1). Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the terms of the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to exercise, which greatly affect the calculated values. SCM’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the Company’s stock option grants:

	2005	2004	2003

Risk-free interest rate	3.84%	3.43%	2.82%
Volatility	90%	93%	106%
Dividend yield	None	None	None

In addition, for 2005, 2004 and 2003, the estimated weighted average expected life of employee stock options was approximately four years after the vesting date.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2005	2004	2003

Expected life	6 months	6 months	6 months
Risk-free interest	2.56%	2.00%	1.07%
Volatility	76%	73%	93%
Dividend yield	None	None	None

The weighted-average fair value of purchase rights granted under the Purchase Plan in 2005, 2004 and 2003 was $1.08, $1.89 and $1.89 per share, respectively.

9.	Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows (in thousands):

	2005	2004	2003

Net income (loss) before income taxes:
U.S.	$24,414	$(2,779)	$(8,968)
Foreign	(34,210)	(16,341)	(1,292)

Loss from continuing operations before income taxes	$(9,796)	$(19,120)	$(10,260)

The benefit for income taxes consisted of the following (in thousands):

	December 31,
	2005	2004	2003

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	33	228	—

	33	228	—

Current
Federal	—	—	2,127
State	(162)	(2)	—
Foreign	162	(48)	(685)

	—	(50)	1,442

Total benefit for income taxes	$33	$178	$1,442

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Allowances not currently deductible for tax purposes	$1,420	$373
Net operating loss carryforwards	43,602	51,146
Accrued and other	1,405	8,632

	46,427	60,151
Less valuation allowance	(46,090)	(59,262)

	337	889
Deferred tax liability:
Other	(438)	(1,020)

Net deferred tax liability	$(101)	$(131)

As of December 31, 2005, net operating losses of $10.3 million for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualifying stock options and disqualifying dispositions of incentive stock options are included in the components of deferred income tax assets. The tax benefit associated with this net operating loss will be recorded as an adjustment to stockholders’ equity when the Company generates taxable income.

SCM has $5.4 million of foreign net operating loss carryforwards related to an acquisition in Germany. When realized, the benefits will be credited first to reduce to zero any non-current intangible assets related to the acquisition and second to reduce income tax expense.

During the years ended December 31, 2005 and 2004, SCM recognized a benefit of $0.2 and $0.3 million, respectively, from the utilization of foreign net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

The benefit for taxes reconciles to the amount computed by applying the statutory federal rate to loss before income taxes from continuing operations as follows:

	2005	2004	2003

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	—	—	3%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	9%	13%	(11)%
Expenses not currently deductible for tax purposes	—	—	(10)%
Impairment of nondeductible goodwill and intangibles	—	(1)%	—
Change in valuation allowance	(39)%	(49)%	(2)%
Other	(4)%	4%	—

Benefit for income taxes	0%	1%	14%

As of December 31, 2005, SCM has net operating loss carryforwards of approximately $74.4 million for federal, $42.6 million for state and $50.8 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2019 for federal purposes and have already begun to expire for state and foreign purposes.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCM has research credit carryforwards of approximately $0.7 million and $0.5 million for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will expire in various amounts beginning in 2019. The California credits can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event SCM has a change in ownership, utilization of the carryforwards could be restricted.

SCM has no present intention of remitting undistributed earnings of foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

10.	Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004	2003

Loss from continuing operations	$(9,763)	$(18,942)	$(8,818)
Discontinued operations	(2,672)	279	(29,358)

Net loss	$(12,435)	$(18,663)	$(38,176)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted	15,532	15,402	15,317

Loss per share — Basic and diluted:
Continuing operations	$(0.63)	$(1.23)	$(0.57)
Discontinued operations	(0.17)	0.02	(1.92)

Net loss	$(0.80)	$(1.21)	$(2.49)

As SCM has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. Common equivalent shares issuable under stock options and their weighted average exercise price for the three years ended December 31, 2005 are as follows:

	Years Ended December 31,
	2005	2004	2003

Common equivalent shares issuable	48,533	205,773	167,255
Weighted average exercise price of shares issuable	$2.84	$3.64	$3.99

11.	Segment Reporting, Geographic Information and Major Customers

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that SCM’s management organizes the operating segments within the Company for making operating decisions and assessing financial performance. SCM’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and Chief Financial Officer.

SCM provides secure digital access solutions to OEM customers in three markets: Digital TV, PC Security and Flash Media Interface. The Company’s executive staff reviews financial information and business performance

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

along these three business segments. SCM evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. SCM does not include intercompany transfers between segments for management purposes.

Summary information by segment for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Digital TV:
Revenues	$20,785	$19,054	$35,341
Gross profit	6,204	2,070	13,039
Gross profit %	30%	11%	37%
PC Security:
Revenues	$17,415	$20,017	$20,691
Gross profit	6,534	8,535	7,994
Gross profit %	38%	43%	39%
Flash Media Interface:
Revenues	$10,521	$10,013	$10,456
Gross profit	4,830	4,287	5,794
Gross profit %	46%	43%	55%
Total:
Revenues	$48,721	$49,084	$66,488
Gross profit	17,568	14,892	26,827
Gross profit %	36%	30%	40%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues
Europe	$21,815	$23,201	$38,693
United States	12,982	15,392	15,966
Asia-Pacific	13,924	10,491	11,829

Total	$48,721	$49,084	$66,488

% of revenues
Europe	45%	47%	58%
United States	27%	31%	24%
Asia-Pacific	28%	22%	18%

No customer exceeded 10% of total revenue for 2005 or 2004. One customer accounted for 16% and one customer accounted for 13% of total net revenue for 2003. One Asia-based customer and one U.S. based customer represented 18% and 17%, respectively, of the Company’s accounts receivable balance at December 31, 2005.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location as of December 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004

Property and equipment, net:
United States	$37	$70
Europe	1,369	1,919
Asia-Pacific	1,644	2,608

Total	$3,050	$4,597

12.	Commitments

SCM leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next eleven years.

Future minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows for the years ending (in thousands):

2006	$2,096
2007	1,504
2008	1,374
2009	701
2010	696
Thereafter	1,239

Committed gross lease payments	7,610
Less: sublease rental income	(578)

Net operating lease obligation	$7,032

At December 31, 2005, the Company has accrued approximately $3.2 million of restructuring charges in connection with the write-off of a portion of the above lease commitments. Rent expense from continuing operations was $1.8 million, $1.8 million and $1.9 million in 2005, 2004 and 2003, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, SCM may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2005, the purchase and contractual commitments amounted to $6.0 million.

SCM provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. SCM currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from SCM’s estimates, adjustments to recognize additional cost of sales may be required in future periods.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the reserve for warranty costs during the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Continuing Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2003	423	266	689
Additions related to current period sales	255	74	329
Warranty costs incurred in the current period	(156)	(100)	(256)
Adjustments to accruals related to prior period sales	(196)	(240)	(436)

Balance at December 31, 2003	326	—	326
Additions related to current period sales	423	—	423
Warranty costs incurred in the current period	(473)	—	(473)
Adjustments to accruals related to prior period sales	(32)	—	(32)

Balance at December 31, 2004	244	—	244
Additions related to current period sales	409	—	409
Warranty costs incurred in the current period	(120)	—	(120)
Adjustments to accruals related to prior period sales	(380)	—	(380)

Balance at December 31, 2005	$153	$—	$153

13.	Related Party Transactions

During 2004 and 2003, SCM recognized revenue of approximately $0.6 million and $0.7 million respectively, from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of December 31, 2004, no accounts receivable amounts were due from Conax. Oystein Larsen, a former board member of SCM, served as Executive Vice President Business Development and New Business of Conax through December 31, 2004 and as a member of SCM’s board until July 2005. Mr. Larsen was not directly compensated for revenue transactions between the two companies.

In 2003, SCM completed the sale of its retail digital media reader business to Zio Corporation, a company based in California that had been formed by Andrew Warner, SCM’s former Chief Financial Officer. The agreement with Zio Corporation included provisions for distributing existing inventories of SCM’s digital media readers, with the Company being reimbursed for product per agreed terms in the sales agreement. SCM has recognized no revenue from these sales to Zio Corporation.

During 2003, SCM recognized revenue of approximately $2.9 million from sales to ActivCard S.A., a supplier of electronic identity and smart-card solutions. Although SCM was not a sole supplier of specific products to ActivCard, during 2003 the companies did share the services of Steven Humphreys, the Chairman of SCM’s Board of Directors, who also served as Chief Executive Officer of ActivCard until October 2003. Mr. Humphreys was not directly compensated for revenue transactions between the two companies.

14.	Legal Proceedings

From time to time, SCM could be subject to claims arising in the ordinary course of business or a defendant in lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, SCM’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of the Company’s wholly-owned subsidiaries, by Aston France S.A.S., a current competitor of the Company in the conditional access

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of the Company’s Digital Television customers until November 2002, when the Company entered into a settlement agreement (the “2002 Settlement”) with Aston that included the Company’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to the Company. In April 2005, the Company entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that the Company paid to the French government with respect to products that Aston purchased from the Company prior to November 2002 and (ii) remit the refunded amount to the Company. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston has not remitted such amount to the Company.

In its complaint filed in France, Aston claims damages in the amount of 57 million EUR. The Company believes, however, that Aston’s allegations made in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, the Company filed a counterclaim against Aston in Germany alleging damages in the amount of 11.5 million EUR resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.

In November 2005, Aston succeeded in obtaining a preliminary injunction in France to stay the Company’s claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only 1.0 million EUR of VAT Refund amount is still covered by the injunction.

The Company believes that the claims by Aston in its complaint against us and in the preliminary injunction in France are without merit and are for the sole purpose of preventing or delaying the Company’s recovery of the VAT Refund. The Company intends to vigorously defend itself against the claims by Aston and prosecute its counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of management’s limited time and resources. There is no assurance that the Company will be successful in defending itself against Aston’s claims, prosecuting its counterclaim against Aston or recovering the amount of the VAT Refund, in each case, in a timely manner, in full or at all. If these claims are decided against the Company, the result may have a material and adverse effect on the Company.

On December 9, 2005, SCM and its wholly owned subsidiary, SCM Multimedia, Inc. aka Dazzle Multimedia, Inc., entered into a settlement of litigation originally filed by YouCre8, Inc. aka DVD Cre8, Inc. in August of 2003, entitled YouCre8, Inc. v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. et al., Alameda Superior Court Case No. RG 03114448. Pursuant to the terms of the settlement agreement, SCM paid YouCre8 $1.7 million, and all claims between the Company, SCM Multimedia, and YouCre8 were dismissed with prejudice. In a related settlement, Pinnacle and the Company agreed to release their respective cross-claims for indemnity against each other arising from the litigation with YouCre8, without any payment by one to the other.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2005 and 2004, (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)

2005:
Net revenue	$10,782	$10,241	$13,312	$14,386
Gross profit	3,634	3,257	5,195	5,482
Loss from operations	(4,086)	(4,084)	(2,122)	(2,057)
Loss from continuing operations	(2,840)	(3,477)	(1,792)	(1,654)
Loss from discontinued operations	(136)	(133)	(166)	(66)
Gain (loss) on sale of discontinued operations(1)	55	(40)	(89)	(2,097)
Net loss	(2,921)	(3,650)	(2,047)	(3,817)
Basic and diluted loss per share from continuing operations	$(0.18)	$(0.23)	$(0.11)	$(0.11)
Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.14)
Basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.13)	$(0.25)
Shares used to compute basic and diluted loss per share:	15,485	15,522	15,542	15,576

(1)	Includes $2.1 million in the fourth quarter for the settlement of litigation with DVD Cre8, Inc. and related legal expenses. See Note 14 Legal Proceedings

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)

2004:
Net revenue	$13,230	$11,511	$10,957	$13,386
Gross profit	5,405	1,718	3,132	4,637
Loss from operations	(3,888)	(7,224)	(4,597)	(3,017)
Loss from continuing operations	(3,605)	(6,860)	(4,179)	(4,298)
Income (loss) from discontinued operations	(29)	(79)	(96)	53
Gain (loss) on sale of discontinued operations	97	(34)	186	181
Net loss	(3,537)	(6,973)	(4,089)	(4,064)
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.44)	$(0.28)	$(0.28)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.01)	$0.01	$0.02
Basic and diluted net loss per share	$(0.23)	$(0.45)	$(0.27)	$(0.26)
Shares used to compute basic and diluted income (loss) per share:	15,326	15,392	15,426	15,463

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3.2(5)	Amended and Restated Bylaws of Registrant.
3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10.1(1)	Form of Director and Officer Indemnification Agreement.
10.2(8)	Amended 1997 Stock Plan.
10.3(1)	1997 Employee Stock Purchase Plan.
10.4(1)	1997 Director Option Plan.
10.5(1)	1997 Stock Option Plan for French Employees.
10.6(1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10.7(2)	2000 Non-statutory Stock Option Plan.
10.8(2)	Dazzle Multimedia, Inc. 1998 Stock Plan.
10.9(2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10.11(1*)	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10.12(1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10.13(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10.14(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10.15(7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.
10.16(7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.
10.17(8)	Pinnacle Systems, Inc. Declaration of Registration Rights.
10.18(9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as ‘‘Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.
10.19(10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.
10.20(12*)	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.
10.21(13*)	Description of Executive Compensation Arrangement.
10.22(14*)	Form of Employment Agreement between SCM Microsystems GmbH and Ingo Zankel.
10.23(14)	Management by Objective (MBO) Bonus Program Guide.
10.24	2005 Summary Compensation Table for Executive Officers.
10.25	2005 Summary Compensation Table for Directors.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

*	Denotes management compensatory arrangement.