Form 10-K/A
period 2005-12-31
SCM MICROSYSTEMS INC
filed 2006-04-28
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

COMMISSION FILE No.: 0-29440

SCM MICROSYSTEMS, INC.

Incorporated Under the Laws of the State of Delaware
I.R.S. Employer Identification No.: 77-0444317
466 Kato Terrace
Fremont, California 94539
Telephone: (510) 360-2300

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value, and associated Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

Aggregate market value of the voting Common stock held by non-affiliates based upon the last reported sales price of its common stock on June 30, 2005 as reported on the Nasdaq National Market: $35,006,512.

Number of shares of Common Stock outstanding as of April 15, 2006: 15,592,964.

EXPLANATORY NOTE

On March 17, 2006, SCM Microsystems, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its proxy statement (the “Proxy Statement”) relating to its 2006 Annual Meeting of Stockholders within 120 days following the last day of its last fiscal year, the Company is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K to include information that was to be incorporated by reference from its Proxy Statement. In addition, the cover page, Item 9A and the list of exhibits of the Form 10-K have been updated and supplemented or amended.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K. This amendment does not reflect events occurring after the original filing date of the Form 10-K.

PART II

ITEM 9A —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In addition to the disclosure contained in our Form 10-K for the fiscal year ended December 31, 2005, we note that our current principal financial officer was appointed on March 21, 2006 and is still in the process of reviewing for himself our disclosure controls and procedures. Notwithstanding the foregoing, we continue to believe that our disclosure controls and procedures were effective as of December 31, 2005, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is Information about the background and age as of April  15, 2006 of our directors and executive officers.

			Director
Name	Age	Position	Since

CLASS I DIRECTORS
Steven Humphreys	45	Chairman of the Board	1996
Ng Poh Chuan	44	Director	1995
CLASS II DIRECTORS
Werner Koepf	64	Director	2006
Simon Turner	54	Director	2000
Andrew Vought	51	Director	1996
CLASS III DIRECTORS
Dr. Manuel Cubero	42	Director	2002
Dr. Hagen Hultzsch	65	Director	2002
Robert Schneider	55	Chief Executive Officer and Director	1990
OTHER CONTINUING EXECUTIVE OFFICERS
Dr. Manfred Mueller	36	Vice President Marketing	N/A
Stephan Rohaly	41	Chief Financial Officer and Secretary	N/A

Class I Directors Whose terms Expire in 2008

Steven Humphreys, 45, has served as a director of SCM since July 1996 and as Chairman of the Board of Directors since April 2000. Since October 2003, Mr. Humphreys has served as Chairman of Robotic Innovations International, Inc. (RIII), an acquirer and developer of technologies for broad-based applications of robotics, service automation and automated companion devices. From October 2001 to October 2003, he served as Chairman and Chief Executive Officer of ActivCard Corporation, a provider of digital identity management software. From July 1996 to October 2001, Mr. Humphreys was an executive officer of SCM, serving as President and Chairman of the Board from July 1996 until December 1996, at which time he became Chief Executive Officer and served as President and Chief Executive Officer until April 2000. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric in a variety of positions. Mr. Humphreys is also a director of several privately held companies, a limited partner and advisor to several venture capital firms and from October 2001 to December 2003 was a director of ActivCard. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Ng Poh Chuan, 44, has served as a director of SCM since June 1995. Since June 1997, Mr. Ng has served as Managing Director and Chairman of the Board of Global Team Technology Pte. Ltd., a manufacturer’s representative for computer products. From September 1994 through May 1997, Mr. Ng served as Director, Business Development at ICS, a contract manufacturing company and developer of communications products. Mr. Ng is also a director of a privately held distribution company in Singapore. He holds a B.S. degree in engineering from the National University of Singapore.

Class II Directors Whose Terms Expire in 2006

Werner Koepf, age 64, has served as a director of SCM since February 2006. Mr. Koepf is a director of Marconi Corporation plc, where he serves on the audit, nominations, remunerations and operations review committees. Mr. Koepf also serves as chairman of the supervisory boards of Marconi Communications GmbH and of Marconi Communications Holding GmbH. Mr. Koepf is a director of Gemplus International SA and is chairman of the board of directors of PXP Software AG. Mr. Koepf also is an advisor for venture capital firms Techno Venture Management GmbH and Invision AG. From 1993 to 2002, Mr. Koepf held a variety of senior management positions with Compaq Computer Corporation GmbH, including Vice President and General Manager of the General Business Group from 1993 to 1999; Vice President and General Manager of Compaq Europe, Middle East and Africa (EMEA) from 1999 to 2000; and Chief Executive Officer and Chairman for Compaq Computer, EMEA from 2000 to 2001. From 1989 to 1993, Mr. Koepf was Chairman and Chief Executive Officer for European Silicon Structures SA, an ASIC manufacturer. Prior to 1993, Mr. Koepf held various senior management positions at Texas Instruments Inc., including Vice President and General Manager of several divisions of the group. Mr. Koepf received a master’s degree in business administration from the University of Munich and a bachelor’s degree with honors in electrical engineering from the Technical College in St. Poelten, Austria.

Simon Turner, age 54, has served as a director of SCM since July 2000. Since January 2006, Mr. Turner has served as Group Sourcing Director for consumer electronic retailer DSG interational plc. From January 2002 to January 2006, Mr. Turner was Managing Director of the PC World Group of DSG, responsible for operations at PC World, PC World Business and Genesis Communications in the UK and PC City in Europe. From February 1999 to January 2002, Mr. Turner was Managing Director of PC World, a large UK reseller of PCs and PC-related equipment. From December 1996 to February 1999, Mr. Turner was Managing Director of Philips Consumer Electronics, UK and Ireland. Prior to that, he also served as Senior Vice President of Philips Media, Commercial Director of Belling and Company, and Group Marketing Manager at Philips Consumer Electronics. Mr. Turner holds a B.S. degree from the University of Surrey.

Andrew Vought, age 51, has served as a director of SCM since March 1996. Since July 2003, Mr. Vought has served as Chief Executive Officer and Director of BroadLight, a privately held fabless semiconductor company supporting the passive optical network (PON) market, based in Mountain View, California. From September 2002 to February 2003, Mr. Vought was Chief Executive Officer of Pulsent Corporation, a digital video compression company. From May 1996 to September 2002, Mr. Vought held various executive positions, including Chief Financial Officer and Office of the President, Finance, Operations and Legal, at GlobespanVirata Corporation, a publicly-traded communications semiconductor developer for the broadband industry. From January 1995 to May 1996, Mr. Vought was a partner of Cheyenne Capital Corporation. He also serves as a director of Artimi, a privately held company based in California. Mr. Vought holds B.S. and B.A. degrees from the University of Pennsylvania and an M.B.A. degree from Harvard University.

Class III Directors Whose Terms Expire in 2007

Dr. Manuel Cubero, 42, has served as a director of SCM since April 2002. In December 2005, Dr. Cubero was named Managing Director for Kabel Deutschland GmbH, the largest cable network operator in Europe. From November 2003 to November 2005, Dr. Cubero served as Vice President, Digital TV for Kabel Deutschland. From January 2002 to October 2003, he was a consultant for the media, IT and telecom markets with Egon Zehnder International, an international management consultant firm based in Hamburg, Germany. From April 2000 to June

2001, he was Managing Director of “alloo AG,” an Internet gaming company that he co-founded, based in Salzburg, Austria. From January 1994 to March 2000, he held various senior management positions with the Kirch Group, the largest television broadcast company in Germany, including Co-chairman of the commercial module requirements committee of the European Digital Video broadcasting project for five years and Managing Director of the technology investment division of the company. Dr. Cubero holds M.S. and Ph.D. degrees in physics from the Technical University in Darmstadt, Germany and an M.B.A. from INSEAD in Fontainbleau, France.

Dr. Hagen Hultzsch, 65, has served as a director of SCM since August 2002. Dr. Hultzsch currently sits on the boards of more than 20 technology companies and academic institutions in the U.S. and Europe, including Convergys Corporation, RiT Technologies Ltd, TranSwitch Corporation and VoiceObjects Inc.. From 1993 until his retirement in 2001, Dr. Hultzsch served as a member of the Board of Management for Deutsche Telekom’s technical services division. From 1988 to 1993, he was Corporate Executive Director for Volkswagen AG, where he was responsible for organization and information systems. Dr. Hultzsch holds M.S. and Ph.D. degrees in nuclear physics from the University of Mainz, Germany.

Robert Schneider, 57, founded SCM in May 1990 as President, Chief Executive Officer, General Manager and Chairman of the Board and has served as a director since that time. He has served as our Chief Executive Officer since April 2000 and also previously held that position from May 1990 to January 1997. Mr. Schneider served as our President and Chairman of the Board from May 1990 until July 1996, and also served as our Chairman of the Board from January 1997 until April 2000. Prior to founding SCM, Mr. Schneider held various positions at Intel Corporation. He holds a B.S. degree in engineering from HTBL Salzburg and a B.A. degree from the Akademie for Business Administration in Ueberlingen.

Other Continuing Executive Officers

Stephan Rohaly, age 41, joined SCM Microsystems in March 2006 as Vice President Finance and Chief Financial Officer. Previously, from February 2003 to February 2006, Mr. Rohaly was Director of Corporate Finance at Viatris, a German pharmaceutical firm. From July 1995 to December 2002, he served as Business Unit and Finance & Administration Director for Nike Germany. Prior to Nike, Mr. Rohaly was Symantec’s Finance & Administration Officer for Central and Eastern Europe. He received his MBA degree from Rice University, and holds a Bachelor of Science and Business Administration, Magna Cum Laude in Mathematics and Computer Information Systems Management from Houston Baptist University.

Dr. Manfred Mueller, age 36, joined SCM Microsystems in August 2000 as Director of Strategic Business Development. From July 2002 to July 2005, he served as Director of Strategic Marketing. He was appointed Vice President of Strategic Business Development in July 2005. In February 2006, he was named Vice President of Marketing, in which position he is responsible for product management, marketing, communications and the Company’s IP protection. Prior to SCM, from August 1998 to July 2000, Dr. Mueller was Product Manager and Business Development Manager at BetaResearch GmbH, the digital TV technology development division of the Kirch Group. Dr. Mueller holds masters and Ph.D degrees in Chemistry from Regensburg University in Germany and an MBA from the Edinburgh Business School of Heriot Watt University in Edinburgh, Scotland.

To our knowledge, there are no family relationships among the directors and executive officers of SCM named above.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, process for monitoring compliance with laws and regulations, audit process and standards of business conduct. The Internal Audit and Sarbanes-Oxley Compliance functions of the Company report directly to the Audit Committee. The Audit Committee is currently comprised of Messrs. Hultzsch, Humphreys, Ng and Turner. Mr. Turner has served as chairman of the Audit Committee since April 27, 2004. Mr. Vought resigned from the Audit Committee in October 2005. No replacement is currently contemplated. The Board of Directors has determined that each current member of the Audit Committee is independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards. The Board has further determined that at least one member of the Audit Committee, Mr. Turner, is a “financial expert” as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held four physical meetings and three telephonic meetings during 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, or 10% stockholders, to file certain reports of ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission’s rules and regulations to provide us with copies of all forms that they file under Section 16(a) of the Exchange Act.

Based solely on our review of copies of such forms received by us, and on written representations from reporting persons, we believe that, during the period from January 1, 2005 to December 31, 2005, our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) of the Exchange Act on a timely basis.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and any other principal accounting officer, and for the members of our Board of Directors. Our Code of Conduct and Ethics is posted on the Corporate Governance page within the Investor Relations section of our website, at www.scmmicro.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and other executive officers (collectively, the “Named Executive Officers”) for services rendered to us in all capacities during the years ended December 31, 2003, 2004 and 2005.

				Long-Term
				Compensation
	Annual Compensation			Securities	All Other
		Salary	Bonus	Underlying	Compensation
Name and Principal Position(1)	Year	($)	($)	Options (#)	($)

Robert Schneider(2)	2005	$351,663	$—	15,000	$8,520
Chief Executive Officer and Managing	2004	377,710	—	84,360	10,477
Director of German subsidiary	2003	272,063	22,209	15,601	9,405
Steven L. Moore(3)	2005	185,384	33,333	10,000	18,821
Chief Financial Officer and Secretary	2004	194,385	—	20,000	16,961
	2003	89,308	12,375	75,000	70,658
Colas Overkott(4)	2005	228,581	37,934	—	256,981
Executive Vice President, Sales and	2004	238,651	28,798	35,610	14,349
Marketing	2003	222,092	33,147	70,000	19,909
Ingo Zankel(5)	2005	251,188	33,282	80,000	391,087
Chief Operating Officer	2004	—	—	—	—
	2003	—	—	—	—

(1)	In addition to the executive officers listed above, we currently have two other executive officers. Manfred Mueller became an executive officer in February 2006 and Stephan Rohaly joined the Company and became an executive officer in March 2006. Because neither was an officer of the Company in 2005, they are not included in this table.

(2)	During 2005, 2004 and 2003, Mr. Schneider was paid in local currency, which is the euro. For each of the years 2005 and 2004, Mr. Schneider’s original base salary was €350,000, which in September 2004 he voluntarily reduced for the period of one year in exchange for additional options to purchase shares of SCM Microsystems stock under the Executive Compensation Arrangement of September 2004. Under the arrangement, options for 50 shares of common stock were granted for each $100 of salary reduction (to be taken over one year) by the executive officer. The 2005 and 2004 salary amounts in the table above reflect such reduction and the options granted under this arrangement are included in Long-Term Compensation for 2004. Mr. Schneider was paid a salary of €280,000 and was not paid a bonus for 2005. Mr. Schneider was paid a salary of €306,250 and was not paid a bonus for 2004. In 2003, Mr. Schneider was paid a base salary of €245,000 and a bonus of €20,000. Payments of €8,520, €8,495 and €8,470, respectively, were made on his behalf in 2005, 2004 and 2003 for health, life and accident insurance coverage and are included under “All Other Compensation” in the table above. Due to fluctuations in exchange rates during 2005, 2004 and 2003, Mr. Schneider’s salary, bonus and other compensation amounts in U.S. dollars varied from month to month during the respective years. The salary, bonus and insurance premium amounts shown above in dollars were derived using an average exchange rate of $1.25594 per euro in 2005, $1.23334 per euro in 2004 and $1.11047 per euro in 2003.

(3)	In 2005 and 2004, Mr. Moore’s original base salary was $200,000, which in September 2004 he voluntarily reduced for the period of one year in exchange for additional options to purchase shares of SCM Microsystems stock under the Executive Compensation Arrangement of September 2004. Under the arrangement, options for 50 shares of common stock were granted for each $100 of salary reduction (to be taken over one year) by the executive officer. The 2005 and 2004 salary amounts in the table above reflect such reduction and the options granted under this arrangement are included in Long-Term Compensation for 2004. Mr. Moore was paid a salary of $185,384 in 2005 and earned a bonus of $33,333 for 2005 was paid in 2006. Mr. Moore was paid a salary of $194,385 and was not paid a bonus for 2004. Payments of $18,821 and $16,961 were made on his behalf in 2005 and 2004, respectively, for health and disability insurance coverage and under the Company’s 401K matching program and these respective amounts are included under “All Other Compensation” for the years 2004 and 2005 in the table above. Mr. Moore joined us in June 2003, and therefore the amounts shown for 2003 do not reflect an entire year. Payments of $5,730 were made on his behalf in 2003 for health and disability insurance coverage and in early 2004 a payment of $2,000 was made to his 401K retirement account for 2003 under the Company’s 401K matching program. Both of these sets of payments are included under “All Other Compensation” for the year 2003 in the table above. From March 2003 to June 2003, Mr. Moore provided consulting services to the Company related to the sale and divestiture of our Digital Media and Video business. Consulting fees and related expenses paid to Mr. Moore by the Company for these services totaled $62,928 and this amount is also included under “All Other Compensation” for the year 2003 in the table above. Stephan Rohaly replaced Mr. Moore as chief financial officer in March 2006 following our announcement that we intend to move our corporate headquarters to Germany during fiscal 2006. Mr. Moore is currently providing support services to us during the transition.

(4)	During 2005, 2004 and 2003, Mr. Overkott was paid in local currency, which is the euro. For each of the years 2005 and 2004, Mr. Overkott’s original base salary was €200,000, which in September 2004 he voluntarily reduced for the period of one year in exchange for additional options to purchase shares of SCM Microsystems stock under the Executive Compensation Arrangement of September 2004. Under the arrangement, options for 50 shares of common stock were granted for each $100 of salary reduction (to be taken over one year) by the executive officer. The 2005 and 2004 salary amounts in the table above reflect such reduction and the options granted under this arrangement are included in Long-Term compensation for 2004. In 2005, Mr. Overkott was paid a base salary of €182,000 and a bonus of €20,204. Mr. Overkott was paid a salary of €193,500 and a bonus of €23,350 for 2004. In 2003, he was paid a base salary of €200,000 and a bonus of €29,850. In 2005, 2004 and 2003, Mr. Overkott was also paid a household allowance of €3,600, €3,600 and €4,200, respectively and in 2003 he was paid a car allowance of €5,773. During 2005, 2004 and 2003, payments were made on his behalf for pension/retirement and unemployment insurance of €8,112, €8,034 and €7,956, respectively. All payments for household and car allowance, pension/retirement and unemployment insurance are included under “All Other Compensation” in the table above. Also included in “Other Compensation” is a severance payment of $220,000 and a payment for accrued but unused vacation of €17,733. Mr. Overkott left the Company at the end of 2005. Unexercised options granted to Mr. Overkott while an employee of the Company were cancelled following his departure from the Company. Due to fluctuations in exchange rates during 2005, 2004 and 2003, Mr. Overkott’s salary, bonus and other compensation amounts in U.S. dollars varied from month to month during the respective years. The salary, bonus and other compensation amounts shown above in dollars were derived using an average exchange rate of $1.25594 per euro in 2005, $1.23334 per euro in 2004 and $1.11047 per euro in 2003.

(5)	Mr. Zankel joined the Company in January 2005 and left the Company in December 2005, so only one year of compensation data is shown. During 2005, Mr. Zankel was paid in local currency, which is the euro. In 2005, Mr. Zankel was paid a base salary of €200,000 and a bonus of €26,500. Mr. Zankel was also paid a car allowance of €15,000. During 2005, payments were made on his behalf for pension/retirement and unemployment insurance of €11,390. All payments for household and car allowance, pension/retirement and unemployment insurance are included under “All Other Compensation” in the table above. Also included in “Other Compensation” is a severance payment of $285,000. Options granted to Mr. Zankel during 2005 were cancelled following his departure from the Company. Due to fluctuations in exchange rates during 2005, Mr. Zankel’s salary, bonus and other compensation amounts in U.S. dollars varied from month to month during the respective years. The salary, bonus and other compensation amounts shown above in dollars were derived using an average exchange rate of $1.25594 per euro in 2005.

Summary of Stock Option Grants

The following table sets forth for each of the Named Executive Officers information concerning stock options granted during 2005.

		Percent of			Potential Realizable
	Number of	Total			Value at Assumed
	Securities	Options	Exercise		Annual Rates of Stock
	Underlying	Granted to	or Base		Price Appreciation for
	Options	Employees	Price per	Expiration	Option Term(1)
Name	Granted	in 2005	Share	Date	5%	10%

Robert Schneider(2)	15,000	5.0%	$3.08	7/27/2015	$29,055	$73,631
Steven L. Moore(2)	10,000	3.3%	$3.08	7/27/2015	$19,370	$49,087
Colas Overkott	—	—	—	—	—	—
Ingo Zankel(3)	80,000	26.5%	$4.92	1/03/2015	$247,533	$627,297

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. The actual value realized may be greater or less than the potential realizable values set forth in the table.

(2)	The option grants presented above vest 1/12th per month commencing on the fourth anniversary of the vesting commencing date (July 27, 2009).

(3)	The option grants presented above vest as to 1/4th of the shares one year from the date of grant, and 1/48th of the shares per month over the next 36 months.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth, for each of the Named Executive Officers, information regarding the exercise of stock options in the last fiscal year and the year-end value of unexercised options as of December 31, 2005:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options at Year-End:		Options at Year-End(1):
Name	Exercise	Realized	Exercisable(2)	Unexercisable(2)	Exercisable	Unexercisable

Robert Schneider	—	—	333,775	45,601	$44,390	$16,416
Steven L. Moore	—	—	56,875	48,125	$6,400	$9,800
Colas Overkott	—	—	71,651	28,959	$16,390	$6,400
Ingo Zankel	—	—	—	80,000	$—	$—

(1)	Calculated by taking the difference between the $3.42 fair market value of a share of SCM common stock as of December 31, 2005 and the exercise price of each in-the-money option and multiplying that difference by the number of shares underlying such option.

(2)	Options indicated as “Exercisable” are those options which were both vested and exercisable as of December 31, 2005. All other options are indicated as “Unexercisable.”

Director Compensation

Each non-employee member of our Board of Directors currently receives an annual retainer of $10,000, except for the chairman, who currently receives an annual retainer of $20,000. In addition, each non-employee director currently receives $1,000 for each Board meeting attended in person for his services as director, as well as reimbursement of travel expenses associated with such Board meetings or committee meetings. Each non-employee member of our Compensation and Nomination Committees currently receives an annual retainer of $2,000 for such participation, with the exception of the chairman of each committee, who currently receives an annual retainer of $4,000. Each member of the Audit Committee currently receives an annual retainer of $5,000 for participation on the committee, with the exception of the chairman of the committee, who currently receives an annual retainer of $10,000. In February 2004, the Compensation Committee of the Board of Directors adopted a plan to pay directors in the currency of the country of their residence, using the average rate of exchange as of April 2003.

A total of 280,000 shares of common stock are currently reserved for issuance under our 1997 Director Option Plan (“The Director Plan”). The Director Plan provides that the number of shares of our common stock reserved for issuance under the Director Plan is increased on each anniversary date of adoption of the Director Plan by an amount equal to the total number of shares underlying the options granted in the immediately preceding year or a lesser amount determined by the Board of Directors. Each then serving non-employee director was granted an initial option to purchase 5,000 shares of common stock on the effective date of the Director Plan and each person who became or becomes a non-employee director after that date has been granted and currently will automatically be granted an initial option to purchase 10,000 shares of common stock. In addition, each then serving non-employee director has been granted and will currently automatically be granted an annual option to purchase an additional 5,000 shares of common stock under the Director Plan on the date of each annual meeting of our stockholders, subject to continued service as a non-employee director, unless such director has not been serving as a non-employee director for at least six months. All options granted under the Director Plan have an exercise price equal to the fair market value of the common stock at the date of grant, have a term of ten years and vest monthly over one year from the date of grant. Options granted under the Director Plan are not transferable unless approved by the Board of Directors. The Director Plan will terminate in March 2007.

The Board of Directors and the Compensation Committee may from time to time review and make changes to the compensation paid to the non-employee directors, including with respect to service on any additional committee that is created.

Employment Contracts

We pay the salary of Mr. Schneider through SCM Microsystems GmbH, our German subsidiary. Our German subsidiary has entered into an employment agreement with Mr. Schneider pursuant to which he serves as Managing Director of the subsidiary. The agreement continues for an indefinite term and each party may terminate the agreement at any time with six months notice. Furthermore, Mr. Schneider is subject to a non-compete provision for a period of one year after the termination of employment. Mr. Schneider’s employment agreement provides that his salary and bonus will be determined from time to time by the Board.

In January 2006, we entered into a new employment contract with Mr. Moore. Under the agreement, if SCM were to terminate Mr. Moore without cause or if Mr. Moore were to terminate his employment with us within 90 days of an event constituting “good reason,” then Mr. Moore would be entitled to a severance package consisting of 1) payment of his then-current monthly base salary for one year following the termination of his employment; 2) payment of any bonus earned during 2005 (if not already paid) under our MBO Plan and a pro rata portion of any bonus earned under the MBO Plan during 2006; and 3) payment of any special bonus earned with respect to projects completed within 180 days of the date of Mr. Moore’s termination. In addition, Mr. Moore would be entitled to receive coverage under SCM group health insurance program for up to one year following the date of termination. Stephan Rohaly replaced Mr. Moore as Chief Financial Officer effective March 21, 2006 and following our announcement that we intend to move our corporate headquarters to Germany during 2006. Under the terms of Mr. Moore’s employment contract, he remains entitled to receive his severance package as detailed above.

In January 2006, we entered into a separation agreement with Mr. Overkott. Mr. Overkott left his position as executive vice president, sales and marketing with us, effective January 15, 2006. Under the separation agreement, Mr. Overkott is entitled to receive a severance payment of approximately $220,000. In addition, Mr. Overkott is eligible to receive an additional $100,000 bonus payment upon completion by June 30, 2006 of certain projects for SCM. The period during which he may exercise his SCM stock options will also be extended through December 31, 2006, subject to the approval of our Board of Directors and the provisions of the our employee stock option plan. Under the agreement, Mr. Overkott continued to provide limited support to SCM on various matters through the end of February 2006.

In January 2006, we entered into a separation agreement with Mr. Zankel, under which Mr. Zankel’s employment with SCM was terminated, effective December 31, 2005. Under the separation agreement, Mr. Zankel received a lump sum severance payment of €285,000, or approximately $349,000, payable 14 days after receipt by us of a written notice to pay from Mr. Zankel and following the return of all SCM property. Mr. Zankel will have no further claims to past or future remuneration from us.

Compensation Committee Interlocks and Insider Participation

In 2005, the Compensation Committee consisted of Messrs. Humphreys, Turner, Vought and Dr. Cubero. No member of the Compensation Committee is, or was during 2005, an officer or employee of SCM or any of its subsidiaries. To our knowledge, no interlocking relationship exists, or existed during 2005, between any member of the Compensation Committee and the board of directors or compensation committee of any other publicly traded company.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee reviews and makes recommendations to the Board of Directors regarding our compensation policies and the compensation to be provided to our executive officers and directors. The following is the report of the Compensation Committee that describes the compensation policies applicable to the compensation of our executive officers and directors for their services to us during 2005.

Compensation Philosophy.  Our philosophy in setting our compensation policies for executive officers is to maximize stockholder value over time. The primary goal of our executive compensation program is therefore to closely align the interests of the executive officers with those of our stockholders. To achieve this goal, we attempt to:

•	offer compensation opportunities that attract and retain executives whose abilities are critical to our long-term success, motivate individuals to perform at their highest level and reward outstanding achievement;

•	maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals; and

•	encourage executives to manage from the perspective of owners with an equity stake in SCM.

The Compensation Committee currently uses salary, incentive bonuses and stock options to meet these goals.

Base Salary.  The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. The Compensation Committee reviewed fiscal 2005 base salaries for the Chief Executive Officer and Chief Financial Officer at the beginning of fiscal 2005. In establishing base salaries for these executive officers, the Compensation Committee evaluated benchmark data for salaries of executive officers in similar positions as well as each officer’s salary history, scope of responsibility, prior experience, past performance for us and recommendations from management. Based on this evaluation, the Compensation Committee determined that salary levels for the Chief Executive Officer and Chief Financial Officer should be set around the median level for companies of similar size, and left unchanged the annual salary for Mr. Schneider at €350,000 and the annual salary for Mr. Moore at $200,000.

Incentive Bonuses.  Each executive officer’s annual bonus is based on qualitative and quantitative factors and is intended to motivate and reward executive officers by directly linking the amount of the bonus to performance targets. In addition, incentive bonuses for executive officers are intended to reflect the Compensation Committee’s belief that the compensation of each executive officer should be contingent upon our overall performance. To carry out this philosophy, our Board of Directors reviews and approves the financial goals for the fiscal year. The

Compensation Committee evaluates our overall performance and approves performance bonuses based on the extent to which the goals of the Board of Directors have been achieved. In early 2005, the Compensation Committee determined that the opportunity for bonuses for the Chief Executive Officer and Chief Financial Officer should be closely linked to the Company’s financial performance and therefore established an annual bonus with the opportunity to earn bonus ranging from 50% to 100% of salary for stretch targets. Consequently, in 2005 Messrs. Schneider was eligible for a bonus of 50% of salary, with the criteria that the Company make an operating profit for fiscal 2005 as a whole. As an operating profit was not recorded for fiscal 2005, Mr. Schneider did not receive a bonus payment for 2005. In 2005 Mr. Moore was eligible to receive a bonus of 50% of his base salary, evenly split between three criteria: 1) no material weakness in internal controls for financial reporting; 2) achieve certain financial staff recruiting objectives by the end of Q4; and 3) reduce year over year Q4 G&A expenses by $450,000. Based on these criteria, Mr. Moore earned a bonus of $33,333 for 2005 which was paid out in 2006.

Equity Incentives.  The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company provides long-term incentives to our Chief Executive Officer and our other executive officers through its 1997 Stock Plan. The purpose of the 1997 Stock Plan is to attract and retain the best employee talent available and to create a direct link between compensation and our long-term performance. The Compensation Committee believes that stock options directly motivate our executive officers to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in our employ. All options granted to executive officers to date have been granted at the fair market value of our common stock on the date of grant. The Board of Directors considers the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals. During 2005, we granted new stock options to Messrs. Schneider and Moore.

Executive Compensation Arrangement.  To support the Company’s efforts to lower operating expenses, in September 2004 certain of our employees, including executive officers, were given the opportunity to receive options for 50 shares of our common stock for every $100 in voluntary salary reductions they elected to take for one year beginning in October 2004. Under this arrangement, salary reductions were in effect through September 2005 and the resulting stock options vested 100% one year from the date of grant, which was September 16, 2004. Messrs. Schneider, Moore and Overkott all participated in this compensation arrangement.

CEO Compensation.  The compensation of Mr. Schneider, our Chief Executive Officer, consists of base salary, an annual bonus and stock options. The Board of Directors periodically reviews the Chief Executive Officer’s base salary and bonus and revises his compensation based on the Board’s overall evaluation of his performance toward the achievement of our financial, strategic and other goals, with consideration given to his length of service and to comparative chief executive officer compensation information. The Compensation Committee believes that our success is dependent in part upon the efforts of our Chief Executive Officer. In 2005, the Compensation Committee made no change to Mr. Schneider’s base salary of €350,000 and established an annual bonus heavily tied to financial performance. In September 2004, Mr. Schneider voluntarily reduced his base salary for the period of one year in exchange for additional options under the Executive Compensation Arrangement of September 2004, as described above.

No incentive bonus was earned by or paid to Mr. Schneider during 2005. During fiscal 2005, SCM granted new stock options to Mr. Schneider. Mr. Schneider’s salary in 2005, after voluntary reductions, was €280,000, which was the equivalent of approximately $351,663 based on average exchange rates during 2005.

Submitted by the Compensation Committee of the Company’s Board of Directors

Steven Humphreys, Chairman
Manuel Cubero
Simon Turner
Andrew Vought

PERFORMANCE GRAPH

The following performance graph compares the cumulative total return to holders of our common stock since December 29, 2000, to the cumulative total return over such period of the NASDAQ National Market index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 29, 2000 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $33.00 per share, the closing price on December 31, 2000.

Our historic stock price performance is not necessarily indicative of future stock price performance. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any existing or future filing by the Company under the Securities Act of 1933 or the Exchange Act except to the extent that we specifically incorporate such information by reference into any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG SCM MICROSYSTEMS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RDG TECHNOLOGY COMPOSITE INDEX

*	$100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

		Nasdaq
Measurement Period	SCM	National
(Fiscal Year Covered)	Microsystems	Market	RDG Technology
Dec-00	100	100	100
Dec-01	44	80	73
Dec-02	13	56	45
Dec-03	23	84	67
Dec-04	15	91	69
Dec-05	10	93	71

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us as of April 15, 2006 with respect to the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the Named Executive Officers (as defined below); and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in this table have sole voting and investment power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 15,592,964 shares of common stock outstanding as of April 15, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 14, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.

Unless specified below, the mailing address for each individual, officer or director is c/o SCM Microsystems, Inc., 466 Kato terrace, Fremont, California 94539.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent

Royce & Associates, LLC(1)	1,219,200	7.8%
1414 Avenue of the Americas
New York, NY 10019
Dimensional Fund Advisors, Inc.(2)	1,013,721	6.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, Calif., 90401
Robert Schneider(3)	799,719	5.0%
Steven Humphreys(4)	92,498	*
Colas Overkott(5)	86,420	*
Steven L. Moore(6)	66,250	*
Ng Poh Chuan(7)	39,583	*
Andrew Vought(8)	35,583	*
Simon Turner(9)	34,583	*
Ingo Zankel(10)	26,980	*
Manuel Cubero(11)	24,583	*
Hagen Hultzsch(12)	24,583	*
Werner Koepf	—	*
Stephan Rohaly	—	*
All directors and executive officers as a group (12 persons)(13)	1,230,782	7.5%

*	Less than one percent.

(1)	Based solely on information contained in a Schedule 13G filed on January 31, 2006.

(2)	Based solely on information contained in a Schedule 13G filed on February 1, 2006.

(3)	Includes (i) 13,510 shares held by Robert Schneider’s wife, Ursula Schneider, (ii) options to purchase 2,500 shares of common stock exercisable within 60 days of April 14, 2006 held by Ursula Schneider, and (iii) options to purchase 333,775 shares of common stock exercisable within 60 days of April 14, 2006 held by Robert Schneider.

(4)	Includes options to purchase 80,998 shares of common stock exercisable within 60 days of April 14, 2006.

(5)	Includes options to purchase 80,401 shares of common stock exercisable within 60 days of April 14, 2006. Mr. Overkott left SCM Microsystems at the end of fiscal 2005.

(6)	Consists of options to purchase 66,250 shares of common stock exercisable within 60 days of April 14, 2006. Mr. Moore left his position as Chief Financial Officer in March 2006 following our announcement that we intend to move our corporate headquarters to Germany during fiscal 2006.

(7)	Consists of options to purchase 39,583 shares of common stock exercisable within 60 days of April 14, 2006.

(8)	Includes options to purchase 34,583 shares of common stock exercisable within 60 days of April 14, 2006.

(9)	Consists of options to purchase 34,583 shares of common stock exercisable within 60 days of April 14, 2006.

(10)	Mr. Zankel left SCM Microsystems at the end of fiscal 2005.

(11)	Consists of options to purchase 24,583 shares of common stock exercisable within 60 days of April 14, 2006.

(12)	Consists of options to purchase 24,583 shares of common stock exercisable within 60 days of April 14, 2006.

(13)	Includes options to purchase 721,839 shares of common stock exercisable within 60 days of April 14, 2006 that may be deemed to be beneficially owned by our directors and certain executive officers. These shares are shown as being held by our directors and officers for purposes of this table only.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including our 1997 Stock Plan, Director Plan, 1997 Employee Stock Purchase Plan (“the Employee Stock Purchase Plan”) and 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). The 1997 Stock Plan, Director Plan and Employee Stock Purchase Plan expire in 2007.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(a))

Equity compensation plans approved by stockholders(1)	2,171,553	$20.0814	3,525,504
Equity compensation plans not approved by security holders(2)	633,827	$3.3864	103,506
Total(3)	2,805,380	$16.3095	3,629,010	(4)

(1)	Equity plans approved by stockholders consist of the 1997 Stock Plan, the Director Plan and the Employee Stock Purchase Plan.

(2)	Equity plans not approved by stockholders consist of the Nonstatutory Plan.

(3)	Does not include options to purchase an aggregate of 17,281 shares of common stock, 13,213 of which were awarded under Dazzle Multimedia plans prior to our acquisition of Dazzle Multimedia in 2000 and 4,168 of which were awarded under Shuttle Technologies plans prior to our acquisition of Shuttle Technologies in 1998. These options have a weighted average exercise price of $8.074 and were granted under plans assumed in connection with transactions under which no additional options may be granted.

(4)	Includes securities available under the following plans that have formulas for determining the amount of securities available for issuance each year: 1) the 1997 Stock Plan, under which the maximum aggregate amount which may be optioned and sold increases on each anniversary date of the adoption of the Plan by an amount equal to the lesser of (i) 500,000 Shares, (ii) 4.9% of the outstanding shares on such date or (iii) a lesser amount determined by the Board; 2) the Director Plan, under which the maximum aggregate amount which may be optioned and sold increases on July 1 of each year by an amount equal to (i) the optioned stock underlying options granted in the immediately preceding year, or (ii) a lesser amount determined by the Board; and 3) the Employee Stock Purchase Plan, under which the maximum amount available increases on each anniversary date of the adoption of the Plan by an amount equal to the lesser or (i) 150,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount determined by the Board.

Material features of plans not approved by stockholders

Under the Nonstatutory Plan, non-qualified stock options may be granted to our employees, including officers, and to non-employee consultants. The plan’s administrators may set the terms for each option grant made under the plan, including the rate of vesting, allowable exercise dates and the option term of such options granted. In general, the exercise price of a stock option under the Nonstatutory Plan shall be equal to the fair market value of our common stock on the date of grant. However, the Board of Directors or its appointed committee may, at its discretion, reduce the exercise price of any option to the then current fair market value if the fair market value of the common stock covered by such option shall have declined since the date the option was granted. 750,000 shares are reserved for issuance under the Nonstatutory Plan, and options for 797,668 shares have been granted under the plan to date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to SCM by Deloitte & Touche LLP during Fiscal 2005 and 2004

	2005		2004

Audit Fees	$1,027,765	(1)	$1,295,727
Audit-related Fees	—		30,400
Tax Planning, Compliance and Preparation Fees	33,075		25,100
Tax Advisory and Consulting Fees	—		34,800
All Other Fees	—		15,200

Total	$1,060,840		$1,401,227

(1)	Amount reflects fees billed to date and unbilled estimated fees for services rendered in connection with our audit of the financial statements for fiscal 2005. Additional fees may be billed for these services.

Audit Fees.  Audit fees include fees associated with the audit and review of our annual financial statements included in our Annual Report on Form 10-K, reviews of those financial statements included in our quarterly reports on Form 10-Q and statutory audits.

Audit-related Fees.  Audit-related fees principally include fees for the audits of subsidiaries, due diligence procedures, registration statements and consultations on accounting and auditing matters.

Tax Planning, Compliance and Preparation Fees.  Tax Planning, Compliance and Preparation Fees principally include assistance with preparation of federal, state and foreign tax returns, tax compliance and tax planning.

Tax Advisory and Consulting Fees.  Tax Advisory and Consulting Fees principally include fees for tax consulting.

All Other Fees.  All Other Fees include Sarbanes-Oxley consultation and training.

The Audit Committee of our Board of Directors has determined that the provision of audit and non-audit services by Deloitte & Touche LLP is compatible with maintaining the independence of Deloitte & Touche as our independent auditors. The Audit Committee is required to approve the engagement of and engages Deloitte & Touche LLP to perform audit and other services for the Company and its subsidiaries. All services provided by Deloitte & Touche are subject to pre-approval by the Audit Committee of the Board of Directors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Documents filed as part of this report:

(b) Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10-K/A:

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(5)	Amended and Restated Bylaws of Registrant.
3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate.
4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10	.1(1)	Form of Director and Officer Indemnification Agreement.
10	.2(8)	Amended 1997 Stock Plan.
10	.3(1)	1997 Employee Stock Purchase Plan.
10	.4(1)	1997 Director Option Plan.
10	.5(1)	1997 Stock Option Plan for French Employees.
10	.6(1)	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10	.7(2)	2000 Non-statutory Stock Option Plan.
10	.8(2)	Dazzle Multimedia, Inc. 1998 Stock Plan.
10	.9(2)	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10	.12(1)	Waiver and Amendment to Amended and Restated Stockholders’ Agreement dated September 5, 1997.
10	.13(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10	.14(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10	.15(7)	Lease dated March 3, 2003 between SCM Microsystems, Inc. and CarrAmerica Realty Corporation.
10	.16(7)	Lease dated March 18, 2003 between SCM Microsystems, Inc. and CalWest Industrial Holdings, LLC.
10	.17(8)	Pinnacle Systems, Inc. Declaration of Registration Rights.
10	.18(9)	Asset Purchase Agreement dated June 29, 2003 by and among SCM and Dazzle Multimedia, Inc., a Delaware corporation, sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and Pinnacle Systems, Inc., a Delaware corporation, on the other hand.
10	.19(10)	Post-Closing Agreement, dated as of October 31, 2003, between SCM Microsystems, Inc., SCM Multimedia, Inc., and Pinnacle Systems, Inc.
10	.20(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.
10	.21(13)*	Description of Executive Compensation Arrangement.
10	.22(14)*	Form of Employment Agreement between SCM Microsystems GmbH and Ingo Zankel.
10	.23(14)	Management by Objective (MBO) Bonus Program Guide.

Exhibit
Number		Description of Document

10	.24#	2005 Summary Compensation Table for Executive Officers.
10	.25#	2005 Summary Compensation Table for Directors.
21	.1#	Subsidiaries of the Registrant.
23	.1#	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

#	Filed as an exhibit to the Company’s Annual Report on Form 10-K as of December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer and Director

April 28, 2006

INDEX TO EXHIBITS

The following exhibits are filed with this report:

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.