Form 10-Q
period 2006-03-31
SCM MICROSYSTEMS INC
filed 2006-05-15
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___TO ___
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
Yes ☐            No ☑
At May 8, 2006, 15,639,817 shares of common stock were outstanding.

SCM MICROSYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net revenue	$7,427	$6,744
Cost of revenue	4,777	3,701

Gross profit	2,650	3,043

Operating expenses:
Research and development	969	974
Selling and marketing	1,839	1,799
General and administrative	2,084	2,295
Amortization of intangible assets	160	176
Restructuring and other charges	422	193

Total operating expenses	5,474	5,437

Loss from operations	(2,824)	(2,394)
Interest and other income, net	134	1,124

Loss from continuing operations before income taxes	(2,690)	(1,270)
Provision for income taxes	(11)	—

Loss from continuing operations	(2,701)	(1,270)
Loss from discontinued operations, net of income taxes	(942)	(1,706)
Gain on sale of discontinued operations, net of income taxes	21	55

Net loss	$(3,622)	$(2,921)

Loss per share from continuing operations:
Basic and diluted	$(0.17)	$(0.08)

Loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.11)

Net loss per share:
Basic and diluted	$(0.23)	$(0.19)

Shares used to compute basic and diluted loss per share	15,593	15,485

Comprehensive loss:
Net loss	$(3,622)	$(2,921)
Unrealized gain (loss) on investments	16	(104)
Foreign currency translation adjustment	253	(970)

Total comprehensive loss	$(3,353)	$(3,995)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$13,660
Short-term investments	15,842	18,780
Restricted short-term investments (see Note 10)	2,000	—
Accounts receivable, net of allowances of $949 and $972 as of March 31, 2006 and December 31, 2005	6,345	6,904
Inventories	5,041	6,005
Other current assets	2,839	2,038
Assets held for sale (see Notes 3 and 12)	3,407	—

Total current assets	47,359	47,387

Property and equipment, net	1,699	3,050
Intangible assets, net	738	879
Other assets	1,525	1,418

Total assets	$51,321	$52,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,766	$5,700
Accrued compensation and related benefits	1,792	2,708
Accrued restructuring and other charges	4,032	3,897
Accrued professional fees	1,655	1,644
Accrued royalties	1,209	1,244
Other accrued expenses	3,121	2,565
Income taxes payable	2,256	2,258
Liabilities held for sale (see Notes 3 and 12)	943	—

Total current liabilities	21,774	20,016

Deferred tax liability	103	101
Commitments and contingencies (see Notes 10 and 11)	—	—
Total liabilities	21,877	20,117

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,593 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	227,856	227,676
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(196,378)	(192,756)
Other cumulative comprehensive gain	727	458

Total stockholders’ equity	29,444	32,617

Total liabilities and stockholders’ equity	$51,321	$52,734

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,622)	$(2,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	921	1,651
Deferred income taxes	2	(1)
Depreciation and amortization	274	422
Loss on disposal of property and equipment	15	1
Stock compensation expense	171	—
Changes in operating assets and liabilities:
Accounts receivable	(288)	1,959
Inventories	(955)	(132)
Other assets	(170)	(213)
Accounts payable	435	138
Accrued expenses	1,154	(1,209)
Income taxes payable	21	264

Net cash used in operating activities from continuing operations	(2,042)	(41)
Net cash used in operating activities from discontinued operations	(850)	(943)

Net cash used in operating activities	(2,892)	(984)

Cash flows from investing activities:
Capital expenditures	—	(31)
Purchase of restricted short-term investment	(2,000)	—
Maturities of short-term investments	5,833	1,351
Purchases of short-term investments	(2,878)	(6,106)

Net cash provided by (used in) investing activities	955	(4,786)

Cash flows from financing activities:
Proceeds from issuance of equity securities	—	6

Net cash provided by financing activities	—	6

Effect of exchange rates on cash and cash equivalents	162	(1,011)

Net increase (decrease) in cash and cash equivalents	(1,775)	(6,775)
Cash and cash equivalents at beginning of period	13,660	31,181

Cash and cash equivalents at end of period	$11,885	$24,406

Supplemental disclosures of cash flow information – cash paid for:
Income taxes	$87	$8

Property and equipment invoices in accounts payable	$17

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2005.
Assets Held for Sale
     In March 2006, the Company determined that the sale of substantially all the assets and some of the liabilities associated with the Digital Television solutions (“DTV solutions”) segment of the business was probable and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, the Company has accounted for the DTV solutions business as a long-lived asset (disposal group) to be sold, and accordingly classified as held for sale on March 31, 2006. For the three months ended March 31, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. In April 2006, the Company announced an agreement to sell its DTV solutions business to Kudelski S.A. (“Kudelski”). See Notes 3 and 12 for further discussion of these events.
Stock-based Compensation
     During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
     The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 2 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense in accordance with SFAS 123.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. As of March 31, 2006, the Company had approximately 3,600,000 shares of common stock reserved for future issuance under the stock option plans and ESPP.
     On January 1, 2006, the Company adopted the provision of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requsite service period which is the vesting period of the award.
     The Company previously accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of APB 25 and related Interpretations, and adopted the disclosure-only provisions of SFAS 123, as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, (“SFAS 148”). The pro forma effects on net loss and loss per share for stock options and employee stock purchase plan (“ESPP”) awards were disclosed in a footnote to the unaudited condensed consolidated financial statements.
     The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three months ended March 31, 2006 the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended March, 31, 2006 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.
     In calculating the compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility.
     As a result of adopting SFAS 123(R), the Company’s loss from continuing operations before income taxes provision and net loss from continuing operations for the three months ended March 31, 2006 was $0.2 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.01 lower if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the three months ended March 31, 2006 from adopting SFAS 123(R).

     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three-month period ended March 31, 2006 (in thousands):

Three months
Ended March 31,
2006
Cost of revenue	$6
Research and development	27
Selling and marketing	42
General and administrative	96

Stock-based compensation expense before income taxes	$171
Income tax benefit	—

Stock-based compensation expense after income taxes	$171

     The following table illustrates the effect on reported net loss and net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Three months
Ended March 31,
2005
Net loss as reported	$(2,921)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—
Less: Stock-based compensation expense determined under fair value method for all awards	(437)

Pro forma net loss	$(3,358)

Net loss per share, as reported — basic and diluted	$(0.19)
Pro forma loss per share — basic and diluted	$(0.22)
Stock Option Plans
     A total of 3,147,511 shares of common stock are currently reserved for future grant under the Plans.
     Summary of activity under stock option plans for the three months ended March 31, 2006:

					Weighted
			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2005	3,036,308	2,822,761	$16.26	—	6.07
Options granted	(47,050)	47,050	$3.23	—	—
Options cancelled or expired	158,253	(158,253)	$12.02	—	—
Options exercised	—	—	—	—	—

Balance at March 31, 2006	3,147,511	2,711,558	$16.28	$394,365	5.82

Vested or expected to vest at March 31, 2006		2,474,044	$17.53	$283,578	—

Exerciseable at March 31, 2006		2,091,584	$20.06	$145,741	5.06

     The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2006 and 2005 was $1.83 and $3.80, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0 and $2,000, respectively. Cash proceeds from the exercise of stock options were $0 and $6,000 for the three months ended March 31, 2006 and 2005, respectively. No income tax benefit was realized from the stock option exercises during the three-month period ended March 31, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was $0.2 million. At March 31, 2006, there was $0.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options that is expected to be recognized over a weighted-average period of 2.3 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Expected volatility	72%	91%
Dividend yield	0	0
Risk-free interest rate	4.82%	3.72%
Expected term (in years)	3.92	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three-month period ended March 31, 2006 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life. Prior to the three months ended March 31, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three-month period ended March 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
1997 Employee Stock Purchase Plan
     Under SCM’s Employee Stock Purchase Plan (“ESPP”), up to 1,021,887 shares of the Company’s common stock may be issued. The Company’s ESPP permits eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company has a two year rolling plan with four six-month purchases within the offering period. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period terminates and a new two year offering period will commence. The Company’s ESPP restricts the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of March 31, 2006, 433,578 shares were available for future issuance under the Company’s ESPP.
     The fair value of issuances under the Company’s ESPP is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. There were no awards granted and no stock purchases under the Company’s ESPP during the three months ended March 31, 2006 and 2005. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three months ended March 31, 2006 was $43,000. At March 31, 2006, there was $0.1 million of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a nineteen month period.

3. Discontinued Operations
     In March 2006, the Company determined that the sale of substantially all the assets and some of the liabilities associated with the Digital Television solutions (“DTV solutions”) segment of the business was probable and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, the Company has accounted for the DTV solutions business as a long-lived asset (disposal group) to be sold, and accordingly classified as held for sale on March 31, 2006. For the three months ended March 31, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. In April 2006, the Company announced an agreement to sell its DTV solutions business to Kudelski. See Note 12 for further discussion of this transaction.
     The aggregate carrying value of the discontinued business was $2.5 million at March 31, 2006. The assets and liabilities of this business have been classified separately in the condensed consolidated balance sheet as assets held for sale. The major classes of assets and liabilities of discontinued operations included the following:

March 31,
2006
Assets:
Inventories	$2,149
Other current assets	24
Property and equipment, net	1,234

Total assets of discontinued operations	$3,407

Liabilities:
Accrued compensation and related benefits	$943

Total liabilities of discontinued operations	$943

     The operating results for the discontinued operations of the DTV solutions business for the three months ended March 31, 2006 and during the same period for 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue	$5,790	$4,039
Operating loss	$(900)	$(1,692)
Net loss before income taxes	$(899)	$(1,657)
Income tax benefit	$60	$87
Loss from discontinued operations	$(839)	$(1,570)
     During 2003, the Company completed two transactions to sell its retail Digital Media and Video business. On July 25, 2003, the Company completed the sale of its digital video business to Pinnacle Systems and on August 1, 2003, the Company completed the sale of its retail digital media reader business to Zio Corporation. As a result of these sales, the Company has accounted for the retail Digital Media and Video business as discontinued operations.

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2006 and during the same period for 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue	$—	$—
Operating loss	$(70)	$(106)
Net loss before income taxes	$(62)	$(136)
Income tax provision	$(41)	$—
Loss from discontinued operations	$(103)	$(136)
4. Short-Term Investments
     At March 31, 2006, approximately 70% of the short-term investment portfolio matures in 2006 and the remaining 30% in 2007. The fair value of short-term investments at March 31, 2006 and December 31, 2005 was as follows (in thousands):

	March 31, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$8,604	$—	$(19)	$8,585
U.S. government agencies	7,300	—	(43)	7,257

Total	$15,904	$—	$(62)	$15,842

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$9,369	$6	$(34)	$9,341
U.S. government agencies	9,490	—	(51)	9,439

Total	$18,859	$6	$(85)	$18,780

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
     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At March 31, 2006, approximately $13.5 million of the short-term investment portfolio has an unrealized loss and approximately $6.5 million of those investments have been in an unrealized loss position for more than one year. Of the $62,000 unrealized loss at March 31, 2006, approximately $34,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. For the three months ended March 31, 2006 and 2005, no impairment of the investments was identified based on the evaluations performed.

5. Inventories
     Inventories consist of (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$2,597	$2,430
Work-in-process	1,682	2,435
Finished goods	762	1,140

Total	$5,041	$6,005

     Approximately $2.1 million of inventory is classified in the assets held for sale category at March 31, 2006.
6. Property and Equipment
     Property and equipment consists of (in thousands):

	March 31,	December 31,
	2006	2005
Land	$126	$260
Building and leasehold impovements	1,867	3,187
Furniture, fixtures and office equipment	3,646	5,333
Automobiles	58	58
Purchased software	3,643	4,018

Total	9,340	12,856

Accumulated depreciation	(7,641)	(9,806)

Property and equipment, net	$1,699	$3,050

     Approximately $1.2 million of property and equipment is classified in the assets held for sale category at March 31, 2006.

7. Intangible Assets
     Intangible assets are primarily associated with the Company’s European operations and consist of the following (in thousands):

		March 31, 2006			December 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net

Customer relations	60 months	$1,512	$(1,173)	$339	$1,476	$(1,071)	$405
Core technology	60 months	1,713	(1,314)	399	1,673	(1,199)	474

Total intangible assets		$3,225	$(2,487)	$738	$3,149	$(2,270)	$879

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization.
     Amortization expense related to intangible assets for continuing operations was $0.2 million for the first three months of 2006 and $0.2 million for the same period of 2005.
     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year		Amount
2006	(remaining 9 months)	$488
2007		250

Total		$738

8. Restructuring and Other Charges
     Continuing Operations
     In the first three months of 2006 and 2005, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.5 million and $0.2 million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the first three months of 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2005	$52	$431	$5,132	$5,615

Provision for 2005	—	699	25	724
Changes in estimates	7	(12)	127	122

	7	687	152	846
Payments or write offs in 2005	(27)	(966)	(4,994)	(5,987)

Balances as of December 31, 2005	32	152	290	474

Provision for Q1 2006	—	519	—	519
Changes in estimates	(2)	—	—	(2)

	(2)	519	—	517
Payments or write offs in Q1 2006	(4)	(52)	7	(49)

Balances as of March 31, 2006	$26	$619	$297	$942

     For the three months ended March 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions in California to Germany. Approximately $0.1 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $0.4 million is recorded in operating expenses and is primarily made up of severance for non-manufacturing personnel. The Company expects to substantially complete this restructuring activity by the end of the third quarter of 2006 and to incur future costs of approximately $0.5 million.
     In addition, in April 2005, SCM made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On October 13, 2005, the French government refunded approximately $4.7 million to the customer. However, in December 2005 the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of the customer’s product and has not remitted the refunded amount to the Company. Although the Company is attempting to recover this amount from the customer, there is no assurance that SCM will be able to recover the amount. See Note 11 for further discussion.

     Discontinued Operations
     In the first three months of 2006 and 2005, SCM incurred restructuring and other charges related to discontinued operations of approximately $0 and $11,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the first three months of 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Legal	Lease/Contract	Other
	Settlements	Commitments	Costs	Total
Balances as of January 1, 2005	$—	$3,960	$304	$4,264

Provision for 2005	1,700	—	648	2,348
Changes in estimates	—	(111)	—	(111)

	1,700	(111)	648	2,237
Payments or write offs in 2005	(1,700)	(651)	(727)	(3,078)

Balances as of December 31, 2005	—	3,198	225	3,423

Provision for Q1 2006	—	—	5	5
Changes in estimates	—	(24)	—	(24)

	—	(24)	5	(19)
Payments or write offs in Q1 2006	—	(124)	(190)	(314)

Balances as of March 31, 2006	$—	$3,050	$40	$3,090

     Discontinued operation costs for the three months ended March 31, 2006 primarily related to changes in estimates for lease obligations.
9. Segment Reporting, Geographic Information and Major Customers
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Financial Officer and Vice President Marketing.
     In March 2006, the Company determined that the sale of substantially all the assets and some of the liabilities associated with the DTV solutions segment of the business was probable and, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company has accounted for the DTV solutions business as a long-lived asset (disposal group) to be sold, and therefore classified as held for sale on March 31, 2006. The Company’s continuing operations provide secure digital access solutions to OEM customers in two markets segments: PC Security and Flash Media Interface. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three months ended March 31, 2006 and during the same period for 2005 is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
PC Security:
Net revenue	$4,553	$5,031
Gross profit	1,913	1,951
Gross profit %	42%	39%

Flash Media Interface:
Net revenue	$2,874	$1,713
Gross profit	737	1,092
Gross profit %	26%	64%

Total:
Net revenue	$7,427	$6,744
Gross profit	2,650	3,043
Gross profit %	36%	45%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net revenue Europe	$2,955	$1,719
United States	3,014	2,786
Asia-Pacific	1,458	2,239

Total	$7,427	$6,744

% of net revenue
Europe	40%	25%
United States	40%	41%
Asia-Pacific	20%	34%
     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Customer A based in Asia	*	21%
Customer B based in Europe	12%	*
Customer C based in the USA	16%	18%

Totals	28%	39%

*	Net revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	March 31,	December 31,
	2006	2005
Customer A based in Asia	*	18%
Customer B based in the USA	*	17%
Customer C based in the USA	14%	*

Total	14%	35%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of March 31, 2006 and December 31, 2005, are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Property and equipment, net:
United States	$24	$37
Europe	203	1,369
Asia-Pacific	1,472	1,644

Total	$1,699	$3,050

     Approximately $1.2 million of property and equipment outside the USA is classified in the assets held for sale category at March 31, 2006.
10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next eleven years.
     As of March 31, 2006, the Company had a $2 million time deposit with a financial institution, which was restricted as to use and represented compensating balances for a bank guarantee for the benefit of inventory purchases by a contract manufacturing supplier. This balance is included in restricted short-term investment on the balance sheet.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2006, purchase and contractual commitments were approximately $7.4 million.
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
     Components of the reserve for warranty costs for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balances at January 1	$153	$244
Additions related to sales during the period	29	90
Warranty costs incurred during the period	(22)	(32)
Adjustments to accruals related to prior period sales	(100)	(100)

Balances at March 31	$60	$202

11. Legal Proceedings
     From time to time, the Company could be subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, SCM’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
     In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of the Company’s wholly-owned subsidiaries, by Aston France S.A.S., a current competitor of the Company in the conditional access modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of the Company’s digital television customers until November 2002, when the Company entered into a settlement agreement (the “2002 Settlement”) with Aston that included the Company’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to the Company. In April 2005, the Company entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that the Company paid to the French government with respect to products that Aston purchased from the Company prior to November 2002 and (ii) remit the refunded amount to the Company. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to the Company. Shortly thereafter, Aston filed the action described above.
     In its complaint filed in France, Aston claims damages in the amount of approximately $69 million. The Company believes, however, that the allegations made by Aston in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, the Company filed a counterclaim against Aston in Germany alleging damages in the amount of approximately $14 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.
     In November 2005, Aston obtained a preliminary injunction in France to stay the Company’s claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of VAT Refund amount is still covered by the injunction. Both Aston and the Company appealed against this order; an oral hearing was held in both matters on April 26, 2006. Appeal decisions are expected to be issued on May 17, 2006 regarding Aston’s appeal, and on June 1, 2006 concerning the Company’s appeal.
     The Company believes that the claims made by Aston in its complaint and in the preliminary injunction in France are without merit and are for the sole purpose of preventing or delaying the Company’s recovery of the VAT Refund. The Company intend to vigorously defend itself against the claims made by Aston and prosecute its counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of management’s limited time and resources. There is no assurance that the Company will be successful in defending itself against Aston’s claims, prosecuting its counterclaim against Aston or recovering the amount of the VAT Refund, in each case, in a timely manner, in full or at all. If these claims are decided against the Company, the result may have a material and adverse effect on the Company.
12. Subsequent Events
     On April 5, 2006, the Company entered into an agreement to sell its DTV solutions business to Kudelski for a total expected consideration of approximately $11 million in cash. The consideration includes approximately $9 million payable at the closing of the transaction and up to an additional $2 million payable upon completion of agreed milestones relating to product developments that are expected to be completed by Kudelski subsequent to the close of the transaction. No assurance can be made that this contingent payment will be made. The transaction is subject to various closing conditions and is expected to close in the second quarter of 2006.
     Under the terms of the agreement, the Company will sell certain operating assets that relate to its DTV solutions business, including its office building in La Ciotat, France, certain inventory, contracts, trademarks and intellectual property. In addition, approximately 40 of the Company’s employees located in France, Germany and Singapore are expected to join Kudelski, resulting in Kudelski assuming certain employee related liabilities under the agreement. The products that Kudelski is acquiring include the Company’s DVB and OpenCable compliant conditional access modules, used to securely decrypt digital television broadcasts, as well as controller chips used in set-top boxes that interface with the decryption modules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Item 1B, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006, as amended by Form 10-K/A filed on April 28, 2006.
Overview
     SCM Microsystems, Inc. was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: PC Security and Flash Media Interface.
•	For the PC Security market, we offer smart card reader technology that enables secure logical access to PCs, networks and physical access to facilities.

•	For the Flash Media Interface market, we offer digital media readers that are used to transfer digital content to and from various flash media.
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
     Until the middle of 2003, our operations included a retail Digital Media and Video business that accounted for approximately half of our sales. We sold this business in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business.
     In April 2006 we entered into an agreement with Kudelski to sell our DTV solutions business and expect this transaction to close during the second quarter of 2006. As a result of this proposed sale, beginning in the first quarter of fiscal 2006, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cashflows for all periods presented reflect the discontinuance of this business. (See Note 3 to the Condensed Consolidated Financial Statements.)

     In our continuing operations, we have experienced little or no growth. Sales of our PC Security products declined somewhat in 2005 compared with 2004 due to variability in the size and timing of orders received. Sales of our Flash Media Interface products have remained relatively steady over the past two years. In both of our primary product segments, sales are dependent on a small number of customers, which can result in fluctuations in sales levels from one quarter to another.
     We have adopted a strategy to grow revenue that is based on introducing new PC Security and Flash Media Interface products to address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected and we have experienced delays in the development of new products designed to take advantage of new market opportunities.
     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as tradeshow participation. Through September 2005, we manufactured our products primarily using internal resources in Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to external contract manufacturers, which we believe will yield further savings and efficiencies. For the first half of 2005, our expense reductions were partially offset by the devaluation of the U.S. dollar related to foreign currencies. This offset did not occur in the second half of 2005, however, due to the strengthening of the dollar. In the last two years we have increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002. In addition, our current organizational structure requires that we support facilities and operations in several locations around the world, which limits the degree to which we can further reduce expenses. We expect that our general and administrative costs in particular will remain high as we consolidate our global operations into fewer locations, which involves the closure or reduction of some facilities and the planned movement of certain corporate functions from California to Germany.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In the first quarter of 2006 and 2005 we wrote down approximately $0.2 million and $0.4 million of inventory, respectively. In 2005 and 2004 , we wrote down approximately $2.6 million and $5.4 million of inventory, respectively, based on such judgments.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At March 31, 2006 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation, the proposed sale of our DTV solutions business to Kudelski, as well as future changes to the operating structure of our strategic focus on our continuing operations, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.
•	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Prior to December 31, 2002, the accounting for restructuring costs required us to record provisions and charges in the amount of expected future net payments when we had a formal and committed plan. In connection with plans we had adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Recent Accounting Pronouncements
     During the first quarter of fiscal 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
     The adoption of SFAS 123(R) did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 2 to Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments, which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations
     Net Revenue. Summary information by product segment for the three month periods ended March 31, 2006 and 2005 is as follows (dollars in thousands):

	Three months		Three months
	ended March 31,	% change period	ended March 31,
	2006	to period	2005

PC Security
Net revenue	$4,553	(10)%	$5,031
Gross profit	1,913	(2)%	1,951
Gross profit %	42%		39%

Flash Media Interface
Net revenue	$2,874	68%	$1,713
Gross profit	737	(33)%	1,092
Gross profit %	26%		64%

Total:
Net revenue	$7,427	10%	$6,744
Gross profit	2,650	(13)%	3,043
Gross profit %	36%		45%
     Net revenue for the three months ended March 31, 2006 was $7.4 million, compared to $6.7 million for the same period in 2005, an increase of 10%. Within these results, sales of our Flash Media Interface products increased 68% year over year and sales of our PC Security products decreased 10% year over year.
     In our PC Security product line, sales decreased $0.5 million, or 10%, from $5.0 million in the first three months of 2005 to $4.5 million in the first three months of 2006. The decrease was primarily due to lower sales to one of our customers in Asia, whose sales order amounts vary from period to period. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control logical access to computers, computer networks and physical access to buildings or other facilities. Revenue in this product line is typically tied to large security projects by governments, financial institutions or enterprises and is subject to significant variability based on the size and timing of product orders. The timing of any new projects that may create or increase demand for smart card readers is unpredictable.
     Revenues from our Flash Media Interface product line increased $1.2 million, or 68%, to $2.9 million in the first three months of 2006, compared with $1.7 million in the first three months of 2005. The increase was primarily due to the availability for sale of products introduced in mid-2005 which were not available during the first quarter of 2005. Flash Media Interface revenues consist of sales of digital media readers to provide an interface for flash memory cards in digital photography kiosks and in digital television sets, which are used to download and print digital photos. Revenue in this product line can vary significantly quarter to quarter due to variability in the size and timing of product orders.
     Gross Profit. Gross profit for the three months ended March 31, 2006 was $2.7 million, or 36% of revenue, compared to $3.0 million, or 45% of revenue in the same period of 2005. Gross profit for the first three months of 2006 included approximately $0.1 million in severance costs related to the outsourcing of our Singapore manufacturing operations to contract manufacturers (See Note 8 to Condensed Consolidated Financial Statements). Gross profit for our PCS Security products was 42% for the first three months of 2006 compared with 39% for the first three months of 2005. The increase in gross profit in the first three months of 2006 compared with the first three months of 2005 primarily reflected a more favorable mix of higher margin products and the release of approximately $0.1 million of inventory reserves in the 2006 period, as well as the negative effect in the 2005 period of additional inventory reserves of approximately $0.3 million related to our transition to lead-free products. Gross profit for our Flash Media Interface products was 26% for the first three months of 2006, compared with 64% for the first three months of 2005. This decrease reflected both lower margins of the newer products introduced after the first quarter of 2005, as well as the positive effect to gross profit in the prior year of approximately $0.3 million related to the sale of Flash Media Interface products previously written down.
     Our gross profit has been and we believe will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, inventory write-downs and the cost and availability of components. Accordingly, gross profit percentages are expected to continue to fluctuate from period to period.

Research and Development.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2006	period	2005

Expenses	$969	(1%)	$974
Percentage of total revenues	13%		14%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the first three months of 2006, research and development expenses were $1.0 million, or 13% of revenue, compared with $1.0 million, or 14% of revenue, in the first three months of 2005. We expect our research and development expenses to vary based on future project demands.
Selling and Marketing.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2006	period	2005

Expenses	$1,839	2%	$1,799
Percentage of total revenues	25%		27%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the first three months of 2006 were $1.8 million, or 25% of revenue, compared with $1.8 million in the first three months of 2005, or 27% of revenue. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
General and Administrative.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2006	period	2005

Expenses	$2,084	(9%)	$2,295
Percentage of total revenues	28%		34%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services and charges for allowances for doubtful accounts receivable. In the first three months of 2006, general and administrative expenses were $2.1 million, or 28% of revenue, compared with $2.3 million, or 34% of revenue, in the first three months of 2005. The decrease of $0.2 million in expenses was primarily due to reductions in headcount related to the consolidation of our global business operations as well as an insurance recovery of $0.2 million recorded in 2006. We expect that our general and administrative costs will remain high as we consolidate our global business operations into fewer locations, which involves the closure or reduction of some facilities and the planned movement of certain corporate functions from California to Germany.
Amortization of Intangibles.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2006	period	2005

Expenses	$160	(9%)	$176
Percentage of total revenues	2%		3%
     Amortization of intangibles in the first three months of 2006 was $0.2 million, compared with $0.2 million in the first three months of 2005.
     Restructuring and Other Charges. We recorded restructuring and other charges of $0.5 million in the first three months of 2006 (including $0.1 million included in the cost of revenue), primarily related to severance costs for general and administrative personnel that are affected by our decision to relocate certain corporate headquarter functions in California to Germany, as well as the ongoing process of outsourcing our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue (See Note 8 to Condensed Consolidated Financial Statements). We recorded restructuring and other charges of $0.2 million in the first three months of 2005, primarily related to changes in estimates for European tax related matters.

     Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In each of the first quarters of both 2006 and 2005, interest income resulting from invested cash balances was $0.3 million. Foreign currency transaction losses and other expense was $0.1 million in the first three months of 2006, compared with foreign currency transaction gains and other income of $0.8 million in the first three months of 2005.
     Income Taxes. In the first three months of 2006, we recorded a provision for income taxes of $11,000, primarily resulting from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
     Discontinued Operations. In April 2006 we entered into an agreement with Kudelski to sell our DTV solutions business and expect this transaction to close during the second quarter of 2006. Net revenue for the DTV solutions business in the first three months of 2006 and 2005 was $5.8 million and $4.0 million, respectively. Operating loss for the same periods was $0.9 million and $1.7 million, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was $0 and operating loss was $0.1 million in both the first quarters of 2006 and 2005.
     During the three months ended March 31, 2006 and 2005, net gain on the disposal of the retail Digital Media and Video business was approximately $21,000 and $55,000, respectively, and primarily resulted from asset recoveries and changes in estimates related to the sale transaction.
     Until the close of the sale of the DTV Solutions business, which is expected in the second quarter of 2006, we expect this business to incur further operating losses of between $0.5 million and $1.0 million.
Liquidity and Capital Resources
     As of March 31, 2006 our working capital, which we have defined as current assets less current liabilities, was $25.6 million, compared to $27.4 million as of December 31, 2005, a decrease of approximately $1.8 million. The reduction in working capital for the first three months of 2006 primarily reflects decreases in cash and cash equivalents, restricted short-term investments and short-term investments of $2.7 million and increases in current liabilities of $1.8 million offset by an increase in inventory and other current assets of $2.7 million.
     Cash and cash equivalents, restricted short-term investments and short-term investments were $29.7 million as of March 31, 2006, a decrease of approximately $2.7 million compared to the balance of $32.4 million as of December 31, 2005.
     The following summarizes our cash flows for the three months ended March 31, 2006 (in thousands):

Three Months Ended
March 31,
2005
Operating cash used in continuing operations	$(2,042)
Operating cash used in discontinued operations	(850)
Investing cash provided	955
Financing cash flow	—
Effect of exchange rate changes on cash and cash equivalents	162

Increase in cash and cash equivalents	(1,775)
Cash and cash equivalents at beginning of period	13,660

Cash and cash equivalents at end of period	$11,885

     During the first three months of 2006, cash used in operating activities was $2.9 million and reflects a net loss from continuing operations of $2.7 million. The primary working capital source of cash was an increase in accrued expenses and accounts payable of $1.6 million. This positive item was offset by a $1.4 million increase in the other current assets.

     In connection with the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers, the Company has provided a $2 million time deposit with a financial institution, which was restricted as to use and represented compensating balances for a bank guarantee for the benefit of inventory purchases by a contract manufacturing supplier. This balance is included in restricted short-term investment on the balance sheet.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $7.1 million and inventory and other purchase commitments were $7.4 million at March 31, 2006.
     In the coming months, we expect to continue to use cash to fund operations and we expect that our current capital resources will be sufficient to meet our operating and capital requirements for the next twelve months. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.
     Cash provided by investing activities was primarily for maturities of short-term investments of $5.8 million offset by additional purchases of $2.9 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in the Company’s exposure to market risk during the first three months of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. We note that our current principal financial officer was appointed on March 21, 2006 and is still in the process of reviewing for himself our disclosure controls and procedures. Notwithstanding the foregoing, we believe that our disclosure controls and procedures were effective as of March 31, 2006, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the first quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A.S., a current competitor of ours in the conditional access modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of our digital television customers until November 2002, when we entered into a settlement agreement (the “2002 Settlement”) with Aston that included our agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to us. In April 2005, we entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that we paid to the French government with respect to products that Aston purchased from us prior to November 2002 and (ii) remit the refunded amount to us. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to us. Shortly thereafter, Aston filed the action described above.
     In its complaint filed in France, Aston claims damages in the amount of approximately $69 million. We believe, however, that the allegations made by Aston in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, we filed a counterclaim against Aston in Germany alleging damages in the amount of approximately $14 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.
     In November 2005, Aston obtained a preliminary injunction in France to stay our claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of the VAT Refund amount is still covered by the injunction. Both Aston and the Company appealed against this order; an oral hearing was held in both matters on April 26, 2006. Appeal decisions are expected to be issued on May 17, 2006 regarding Aston’s appeal, and on June 1, 2006 concerning our appeal.
     We believe that the claims made by Aston in its complaint and in the preliminary injunction in France are without merit and are for the sole purpose of preventing or delaying our recovery of the VAT Refund. We intend to vigorously defend ourselves against the claims made by Aston and prosecute our counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. There is no assurance that we will be successful in defending ourselves against Aston’s claims, prosecuting our counterclaim against Aston or recovering the amount of the VAT Refund, in each case, in a timely manner, in full or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.
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
     We have a history of losses with an accumulated deficit of $196.4 million as of March 31, 2006. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
Our quarterly operating results will likely fluctuate.
     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans, seasonal demand or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or customer market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	any loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation and write-off of investments.
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
     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter- to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases in demand for our products resulting from seasonal demand in our customers’ markets. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.
Our strategy to grow revenue and become profitable depends in part on our ability to identify and secure new customers.
     Sales of our PC Security products have declined over the past several quarters, which we believe is due to the slow pace of anticipated large digital security projects that we believe could utilize our products. We have adopted a strategy to accelerate the growth of our revenue that is based on introducing new PC Security and Flash Media Interface products that address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. If our target markets do not develop and create demand for our products, if we are not able to complete, sell and ship new products into the new markets we have identified, or if we are not able to compete against new or existing competitors in those markets, we may not be able to counter our revenue decline and our losses could increase.

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
     Over the past few years, the Nasdaq Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from May 10, 2005 to May 9, 2006, the closing prices for our common stock on the Nasdaq Stock Market ranged between $2.61 and $3.90 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:
•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the Nasdaq Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	any loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation and write-off of investments;

•	litigation developments; and

•	general market downturns.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, two customers accounted for approximately 26% of our total net revenue in the year ended December 31, 2005 and 2 customers accounted for approximately 28% of our total net revenue in the three months ended March 31, 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers and could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of several emerging markets.
     We sell our products primarily to emerging markets that have not yet reached a stage of mass adoption or deployment. If demand for products in these markets does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
•	general economic conditions;

•	the ability of our competitors to develop and market competitive solutions in emerging markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers;

•	the timing of adoption of smart cards by the U.S. and other governments, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises and the U.S. government to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.
Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.
     Products such as our smart card readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.
     In addition, because our customers rely on our products to prevent unauthorized access to their digital content, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.
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
     In order to resolve tax liabilities related to products that we previously sold to a DTV solutions customer, in April 2005 we were required to pay the French government approximately $4.7 million in Value Added Taxes (“VAT”), for which we had previously accrued the expense. In connection with this payment, we entered into an agreement with the customer that committed the customer to seek a refund from the French government for the VAT paid with respect to the products it purchased from us and then remit the refunded amount to us. On October 13, 2005 the French government refunded approximately $4.7 million to the customer. However, in December 2005 the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of their product and has not remitted the refunded VAT amount to us. Pending this litigation, and even after it is resolved, there is no assurance that the customer will remit to us the amount that has been refunded to it. Legal actions to defend against the claims made against us and to pursue reimbursement from or to enforce this agreement with the customer could result in significant expense, use our management’s time and resources and may not be successful. See also “Item 3 — Legal Proceedings” for further discussion of this lawsuit.
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
     To achieve quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of April 25, 2006, the record date for our 2006 Annual Meeting of Stockholders, more than two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders and in very few stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
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
     Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world. Managing our various development, sales and administrative operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels. Based on our business model and geographic structure, if we do not grow revenues, we will likely not reach profitability.
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
     In addition, we have recently announced plans to consolidate our operations into fewer locations. These plans include the outsourcing of our manufacturing activities and the closure of our Singapore facility; moving our corporate finance activities to Germany; and the transfer of our French office and workforce as part of the sale of our DTV solutions business. It is difficult to maintain adequate focus, control and quality over our manufacturing and corporate finance functions as they are being transitioned from one location and team to another. Any failure to effectively manage this consolidation could have a material adverse effect on our business and operating results.
The restructuring of our business could result in significant cost and disruptions in our operations.
     Over the past several years, we have periodically made changes in our organizational structure in an effort to improve efficiencies in our business or otherwise strengthen our ability to operate competitively. Currently, we are in the process of consolidating our global operations into fewer locations, including the closure or reduction of some facilities and the planned movement of our corporate functions from California to Germany. In the future, we may from time to time pursue additional restructurings of our businesses and operations. There is no assurance, however, that any such restructurings will yield the benefits we contemplate or any benefits at all. In fact, any restructuring is likely to require us to incur significant expense and cost, including in connection with severance payments to employees, lease write-offs or other facility reduction or closure costs. In addition, restructurings could have other negative consequences on our business and operations, including the following:

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
     We conduct a substantial portion of our business in Europe and Asia. Approximately 58% of our revenue for the twelve months ended December 31, 2005 and approximately 60% of revenue for the three months ended March 31, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected.
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
     Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. For example, on April 6, 2006, we announced an agreement to sell our DTV solutions business to Kudelski. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third party claims arising out of divestiture or disposition. For example, following the sale and disposition of our retail Digital Media and Video business in 2003, we were the recipient of a claim filed by DVDCre8, for which our defense has required significant expenditure of financial and management resources. In addition, any such divestiture or disposition could result in our recognition of an operating loss to the extent that the proceeds received by us in the divestiture or disposition are less than the book value of the assets sold. Regarding the sale of our DTV solutions business in particular, risks include our ability to fulfill or control the fulfillment of all conditions upon which closure of the transaction is dependent; the risk that we may be unable to improve operational efficiencies or reduce operating costs through the transfer of our DTV solutions business; and the risk that customers may cease or decrease their product orders with us while they are waiting for the business to be transferred. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. Furthermore, we cannot assure you that we will be able to complete the sale of our DTV solutions business or any other divestiture or disposition on reasonable terms or at all.
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.2 million in the first quarter 0f 2006. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to the Condensed Consolidated Financial Statements for the expense disclosures under SFAS No. 123R.
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
     If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may discover material weaknesses that we would then be required to disclose. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. As a result, the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.
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
     For example, in December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A.S. alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules and claiming damages in the amount of approximately $69 million. Our defense of such claim may result in our incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We cannot assure you that we will be successful in defending ourselves against Aston’s claims in a timely manner or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None

Item 5. Other Information.
     On March 17, 2006, SCM announced that its Board of Directors has authorized management to pursue certain restructuring and strategic efforts that ultimately will consolidate the Company’s executive offices into Ismaning, Germany, in an effort to reduce costs and improve the Company’s strategic position. As part of the restructuring, the Company announced that effective March 21, 2006, Steven Moore, the Company’s current Chief Financial Officer, based in Fremont, California, will transition to a role which is focused on certain strategic projects for the Company. Stephan Rohaly, who was hired by the Company on March 14, 2006 as Vice President, Finance, has been appointed by the Board to assume the responsibilities of Chief Financial Officer of the Company, effective March 21, 2006. He will be based at the Company’s offices in Ismaning.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.2	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.3	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.

10.4	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.

10.5	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant SCM MICROSYSTEMS, INC.
May 15, 2006	By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer

May 15, 2006		/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.2	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.3	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.

10.4	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.

10.5	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.