Form 10-Q
period 2006-06-30
SCM MICROSYSTEMS INC
filed 2006-08-14
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
Yes ☐      No ☑
At August 7, 2006, 15,642,223 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	$9,362	$5,739	$16,789	$12,483
Cost of revenue	6,203	3,852	10,980	7,553

Gross profit	3,159	1,887	5,809	4,930

Operating expenses:
Research and development	1,061	925	2,030	1,899
Selling and marketing	1,922	1,874	3,761	3,673
General and administrative	2,048	2,171	4,132	4,466
Amortization of intangible assets	165	174	325	350
Restructuring and other charges (credits)	244	(41)	666	152

Total operating expenses	5,440	5,103	10,914	10,540

Loss from operations	(2,281)	(3,216)	(5,105)	(5,610)
Interest and other income	308	491	442	1,615

Loss from continuing operations before income taxes	(1,973)	(2,725)	(4,663)	(3,995)
Benefit (provision) for income taxes	(18)	7	(29)	7

Loss from continuing operations	(1,991)	(2,718)	(4,692)	(3,988)

Income (loss) from discontinued operations, net of income taxes	3,948	(892)	3,006	(2,598)
Gain (loss) on sale of discontinued operations, net of income taxes	5,242	(40)	5,263	15

Net income (loss)	$7,199	$(3,650)	$3,577	$(6,571)

Loss per share from continuing operations:
Basic and diluted	$(0.13)	$(0.18)	$(0.30)	$(0.26)

Gain (loss) per share from discontinued operations:
Basic	$0.59	$(0.06)	$0.53	$(0.17)
Diluted	$0.59	$(0.06)	$0.53	$(0.17)

Net income (loss) per share:
Basic	$0.46	$(0.24)	$0.23	$(0.43)
Diluted	$0.46	$(0.24)	$0.23	$(0.43)

Shares used to compute basic loss per share	15,627	15,522	15,610	15,504

Shares used to compute diluted loss per share	15,653	15,522	15,636	15,504

Comprehensive loss:
Net income (loss)	$7,199	$(3,650)	$3,577	$(6,571)
Unrealized gain (loss) on investments	13	313	29	209
Foreign currency translation adjustment	(55)	(907)	197	(1,877)

Total comprehensive loss	$7,157	$(4,244)	$3,803	$(8,239)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,980	$13,660
Short-term investments	11,449	18,780
Restricted short-term investments (see Note 10)	2,000	—
Accounts receivable, net of allowances of $923 and $972 as of June 30, 2006 and December 31, 2005, respectively	5,776	6,904
Inventories	3,311	6,005
Other current assets	3,144	2,038

Total current assets	50,660	47,387

Property and equipment, net	1,568	3,050

Intangible assets, net	594	879

Other assets	1,850	1,418

Total assets	$54,672	$52,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,635	$5,700
Accrued compensation and related benefits	1,669	2,708
Accrued restructuring and other charges	4,101	3,897
Accrued professional fees	1,687	1,644
Accrued royalties	1,120	1,244
Other accrued expenses	2,018	2,565
Income taxes payable	2,453	2,258

Total current liabilities	17,683	20,016

Deferred tax liability	99	101

Commitments and contingencies (see Notes 10 and 12)	—	—

Total liabilities	17,782	20,117

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,642 and 15,593 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	228,146	227,676
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(189,179)	(192,756)
Other cumulative comprehensive gain	684	458

Total stockholders’ equity	36,890	32,617

Total liabilities and stockholders’ equity	$54,672	$52,734

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,577	$(6,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(8,269)	2,583
Depreciation and amortization	536	1,035
Loss (gain) on disposal of fixed assets	15	(2)
Stock compensation expense	343	—
Deferred income taxes	(2)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(933)	2,588
Inventories	(1,028)	(312)
Other assets	(777)	522
Accounts payable	500	1,068
Accrued expenses	(3,091)	(6,365)
Income taxes payable	204	1

Net cash used in operating activities from continuing operations	(8,925)	(5,481)
Net cash provided by (used in) operating activities from discontinued operations	11,229	(3,040)

Net cash provided by (used in) operating activities	2,304	(8,521)

Cash flows from investing activities:
Capital expenditures	(47)	(57)
Proceeds from disposal of fixed assets	—	76
Maturities of short-term investments	10,237	4,704
Purchase of restricted short-term investments	(2,000)	—
Purchases of short-term investments	(2,878)	(10,338)

Net cash provided by (used in) investing activities from continuing operations	5,312	(5,615)
Net cash provided by (used in) investing activities from discontinued operations	3,484	(6)

Net cash provided by (used in) investing activities	8,796	(5,621)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	117	158

Net cash provided by financing activities	117	158

Effect of exchange rates on cash and cash equivalents	103	(1,448)

Net increase (decrease) in cash and cash equivalents	11,320	(15,432)
Cash and cash equivalents at beginning of period	13,660	31,181

Cash and cash equivalents at end of period	$24,980	$15,749

Supplemental disclosures of cash flow information:
Income tax refunds received	$92	$—

Income taxes paid	$—	$8

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2005.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for total consideration of $11 million in cash. The consideration includes up to $2 million payable subject to the successful completion of certain product development milestones that are expected to be completed by Kudelski subsequent to the close of the transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 further discussion of this transaction.
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
Recent Accounting Pronouncements
     In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on its financial position, results of operations and cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to the financial position and results of operations.
2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. As of June 30, 2006, the Company had approximately 3.8 million shares of common stock reserved for future issuance under the stock option plans and ESPP.
     On January 1, 2006, the Company adopted the provision of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period which is the vesting period of the award.
     The Company previously accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of APB 25 and related Interpretations, and adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. The pro forma effects on net loss and loss per share for stock options and ESPP awards were disclosed in a footnote to the unaudited condensed consolidated financial statements.
     The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and six months ended June 30, 2006, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2006 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.
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
     As a result of adopting SFAS 123(R), the Company’s loss from continuing operations before the income tax provision and net loss from discontinued operations for the three- and six-month periods ended June 30, 2006 were $0.2 million and $0.3 million higher, respectively, than they would have been had the Company continued to account for share-based compensation under APB 25. Basic and diluted net loss per share from continuing operations for the three-month and six-month periods ended June 30, 2006 would have been $0.01 and $0.02 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the six months ended June 30, 2006 from adopting SFAS 123(R).

     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2006 (in thousands):

	Three months	Six months
	Ended June 30,	Ended June 30,
	2006	2006
Cost of revenue	$8	$14
Research and development	36	63
Selling and marketing	40	82
General and administrative	88	184

Stock-based compensation expense before income taxes	$172	$343
Income tax benefit	—	—
Stock-based compensation expense after income taxes	$172	$343

     The following table illustrates the effect on reported net loss and net loss per share for the three- and six-month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three months	Six months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss as reported	$(3,650)	$(6,571)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(402)	(839)

Pro forma net loss	$(4,052)	$(7,410)

Net loss per share, as reported — basic and diluted	$(0.24)	$(0.42)
Pro forma loss per share — basic and diluted	$(0.26)	$(0.48)
Stock Option Plans
     A total of 3,433,837 shares of common stock are currently reserved for future grant under the Plans.

     Summary of activity under stock option plans for the six months ended June 30, 2006 is as follows:

			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2005	3,036,308	2,822,761	$16.26	—	6.07
Options granted	(54,900)	54,900	$3.25	—	—
Options cancelled or expired	452,429	(452,429)	$7.04	—	—
Options exercised	—	(297)	$2.70	$149	—
Balance at June 30, 2006	3,433,837	2,424,935	$17.69	$80,398	5.33

Vested or expected to vest at June 30, 2006		2,306,184	$18.43	$67,093	—

Exerciseable at June 30, 2006		2,007,121	$20.67	$40,929	4.72

     The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2006 was $1.88 and $1.84, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2005 was $2.44 and $2.88, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $149 and $149, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $0 and $2,000, respectively. Cash proceeds from the exercise of stock options were $800 and $800 for the three and six months ended June 30, 2006, respectively. Cash proceeds from the exercise of stock options were $0 and $6,000 for the three and six months ended June 30, 2005, respectively. No income tax benefit was realized from the stock option exercises during the three- and six month periods ended June 30, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.2 million and $0.3 million, respectively. At June 30, 2006, there was $0.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.16 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	71%	90%	72%	91%

Dividend yield	0	0	0	0

Risk-free interest rate	5.10%	3.76%	4.96%	3.74%

Expected term (in years)	3.92	4.00	3.92	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three- and six month periods ended June 30, 2006 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life. Prior to the three and six months ended June 30, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three- and six-month periods ended June 30, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

 1997 Employee Stock Purchase Plan
     Under the Company’s ESPP, up to 1,021,887 shares of the Company’s common stock may be issued. The Company’s ESPP permits eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company has a two year rolling plan with four purchases every six months within the offering period. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period terminates and a new two year offering period will commence. The Company’s ESPP restricts the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of June 30, 2006, 384,616 shares were available for future issuance under the Company’s ESPP.
     The fair value of issuances under the Company’s ESPP is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $31,000 and $74,000, respectively. At June 30, 2006, there was $79,000 of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a twenty-two month period.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for total expected consideration of $11 million in cash. The consideration includes up to $2 million payable subject to the successful completion of certain product development milestones that are expected to be completed by Kudelski subsequent to the close of the transaction. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
     Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million excluding the $2 million payable noted above.
     In May 2006, the Company accrued a $75,000 fee payable to Mr. Steven Humphreys, a member of the Board of Directors of the Company, in connection with his work for the board’s strategy committee on the sale of the DTV solutions business.
     In April 2005, SCM made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On October 13, 2005, the French government refunded approximately $4.7 million to the customer, but the customer did not remit such amount to the Company. In December 2005, the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of the customer’s product, which claim is ongoing. Following the decision of a French court, on June 9, 2006, the customer remitted to the Company the full amount including a currency gain totaling $5.0 million, of which $4.2 million was recognized as other income from discontinued operations. See Note 12 for further discussion.

     The operating results for the discontinued operations of the DTV solutions business for the three and six months ended June 30, 2006 and for the same period of 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	$4,621	$4,502	$10,411	$8,541

Operating loss	$(261)	$(867)	$(1,161)	$(2,559)

Net income (loss) before income taxes	$3,959	$(842)	$3,060	$(2,499)

Income tax benefit	$23	$83	$83	$170

Income (loss) from discontinued operations	$3,982	$(759)	$3,143	$(2,329)
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2006 and for the same period of 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	$—	$—	$—	$—

Operating loss	$(56)	$(79)	$(126)	$(185)

Net loss before income taxes	$(21)	$(133)	$(83)	$(269)

Income tax provision	$(13)	$—	$(54)	$—

Loss from discontinued operations	$(34)	$(133)	$(137)	$(269)

4. Short-Term Investments
     At June 30, 2006, approximately 60% of the short-term investment portfolio matures in 2006 and the remaining 40% in 2007. The fair value of short-term investments at June 30, 2006 and December 31, 2005 was as follows (in thousands):

	June 30, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$4,709	$—	$(9)	$4,700
U.S. government agencies	6,789	—	(40)	6,749

Total	$11,498	$—	$(49)	$11,449

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$9,369	$6	$(34)	$9,341
U.S. government agencies	9,490	—	(51)	9,439

Total	$18,859	$6	$(85)	$18,780

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
     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At June 30, 2006, approximately $10.6 million of the short-term investment portfolio has an unrealized loss and approximately $7.2 million of those investments have been in an unrealized loss position for more than one year. Of the $49,000 unrealized loss at June 30, 2006, approximately $36,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. For the three- and six-month periods ended June 30, 2006 and 2005, no impairment of the investments was identified based on the evaluations performed.

5. Inventories
     Inventories consist of (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,825	$2,430
Work-in-process	192	2,435
Finished goods	1,294	1,140

Total	$3,311	$6,005

6. Property and Equipment
     Property and equipment consists of (in thousands):

	June 30,	December 31,
	2006	2005
Land	$121	$260
Building and leasehold improvements	1,833	3,187
Furniture, fixtures and office equipment	3,575	5,333
Automobiles	71	58
Purchased software	3,682	4,018

Total	9,282	12,856

Accumulated depreciation	(7,714)	(9,806)

Property and equipment, net	$1,568	$3,050

7. Intangible Assets
     Intangible assets are primarily associated with the Company’s European operations and consist of the following (in thousands):

		June 30, 2006			December 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
Customer relations	60 months	$1,562	$(1,291)	$271	$1,476	$(1,071)	$405
Core technology	60 months	1,770	(1,447)	323	1,673	(1,199)	474

Total intangible assets		$3,332	$(2,738)	$594	$3,149	$(2,270)	$879

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization.
     Amortization expense related to intangible assets for continuing operations was $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2006, respectively, and $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2005.

     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year		Amount
2006	(remaining 6 months)	$334
2007		260

Total		$594

8. Restructuring and Other Charges
     Continuing Operations
     During the three- and six-month periods ended June 30, 2006, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.3 million and $0.9 million, respectively. During the three- and six-month periods ended June 30, 2005, SCM incurred net restructuring and other charges related to continuing operations of approximately zero and $0.2 million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the six months ended June 30, 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2005	$52	$431	$5,132	$5,615

Provision for 2005	—	699	25	724
Changes in estimates	7	(12)	127	122

	7	687	152	846
Payments or write offs in 2005	(27)	(966)	(4,994)	(5,987)

Balances as of December 31, 2005	32	152	290	474

Provision for Q1 2006	—	519	—	519
Changes in estimates	(2)	—	—	(2)

	(2)	519	—	517
Payments or write offs in Q1 2006	(4)	(52)	7	(49)

Balances as of March 31, 2006	$26	$619	$297	$942

Provision for Q2 2006	—	342	—	342
Changes in estimates	—	—	—	—

	—	342	—	342
Payments or write offs in Q2 2006	(3)	(248)	10	(241)

Balances as of June 30, 2006	$23	$713	$307	$1,043

     For the three and six months ended June 30, 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions in California to Germany. Approximately $0.1 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $0.2 million is recorded in operating expenses and is primarily made up of severance for non-manufacturing personnel. The Company expects to substantially complete this restructuring activity by the end of the third quarter of 2006 and to incur future costs of approximately $0.3 million.
     In April 2005, SCM made a payment to the French government of approximately $4.7 million related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On October 13, 2005, the French government refunded approximately $4.7 million to the customer, but the customer did not remit such amount to the Company. In December 2005, the customer filed a claim in France alleging participation by SCM Microsystems GmbH in the counterfeiting of the customer’s product, which claim is ongoing. Following the decision of a French court, on June 9, 2006, the customer remitted to the Company the full amount including currency gains totaling $5.0 million, of which $4.2 million was recognized as other income from discontinued operations. See Note 12 for further discussion.
     Discontinued Operations
     During the three-and six-month periods ended June 30, 2006, SCM incurred restructuring and other charges related to discontinued operations of approximately $75,000 and $56,000, respectively. During the three- and six-month periods ended June 30, 2005, SCM incurred restructuring and other charges related to discontinued operations of approximately $40,000 and $51,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the six months ended June 30, 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Legal	Lease/Contract	Other
	Settlements	Commitments	Costs	Total
Balances as of January 1, 2005	$—	$3,960	$304	$4,264

Provision for 2005	1,700	—	648	2,348
Changes in estimates	—	(111)	—	(111)

	1,700	(111)	648	2,237
Payments or write offs in 2005	(1,700)	(651)	(727)	(3,078)

Balances as of December 31, 2005	—	3,198	225	3,423

Provision for Q1 2006	—	—	5	5
Changes in estimates	—	(24)	—	(24)

	—	(24)	5	(19)
Payments or write offs in Q1 2006	—	(124)	(190)	(314)

Balances as of March 31, 2006	$—	$3,050	$40	$3,090

Provision for Q2 2006	—	—	—	—
Changes in estimates	—	75	—	75

	—	75	—	75

Payments or write offs in Q2 2006	—	(107)	—	(107)

Balances as of June 30, 2006	$—	$3,018	$40	$3,058

     Discontinued operation costs for the three and six months ended June 30, 2006 primarily related to changes in estimates for lease obligations.
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
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

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
     Summary information by segment for the three and six months ended June 30, 2006 and during the same periods of 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
PC Security:
Net revenue	$6,788	$3,638	$11,341	$8,669
Gross profit	2,946	782	4,859	2,733
Gross profit %	43%	21%	43%	32%

Flash Media Interface:
Net revenue	$2,574	$2,101	$5,448	$3,814
Gross profit	213	1,105	950	2,197
Gross profit %	8%	53%	17%	58%

Total:
Net revenue	$9,362	$5,739	$16,789	$12,483
Gross profit	3,159	1,887	5,809	4,930
Gross profit %	34%	33%	35%	39%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	June 30,		June 30,
	2006	2005	2006	2005
Net revenue
Europe	$4,211	$2,184	$7,166	$3,902
United States	4,151	2,231	7,165	5,018
Asia-Pacific	1,000	1,324	2,458	3,563

Total	$9,362	$5,739	$16,789	$12,483

% of net revenue
Europe	45%	38%	43%	31%
United States	44%	39%	43%	40%
Asia-Pacific	11%	23%	14%	29%

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Customer A based in the USA	*	15%	*	17%
Customer B based in Asia	*	*	*	15%
Customer C based in Europe	15%	*	10%	*
Customer D based in the USA	14%	*	11%	*

Totals	29%	15%	21%	32%

*	Net revenue derived from customer represented less than 10% for the period.
     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	June 30,	December 31,
	2006	2005
Customer A based in Asia	*	18%
Customer B based in the USA	16%	17%
Customer C based in Europe	14%	*

Total	30%	35%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Property and equipment, net:
United States	$28	$37
Europe	198	1,369
Asia-Pacific	1,342	1,644

Total	$1,568	$3,050

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next eleven years.
     As of June 30, 2006, the Company had a $2 million time deposit with a financial institution, which was restricted as to use and represented compensating balances for a bank guarantee for the benefit of inventory purchases by a contract manufacturing supplier. This balance is included in restricted short-term investment on the balance sheet.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2006, purchase and contractual commitments were approximately $6.5 million, of which approximately $2.9 million are expected to be transferred in the sale of the DTV solutions business.
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

     Components of the reserve for warranty costs for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balances at January 1	$153	$244
Additions related to sales during the period	45	158
Warranty costs incurred during the period	(43)	(63)
Adjustments to accruals related to prior period sales	(98)	(200)
Adjustments to accruals related to sale of the DTV Solutions business	(28)	—

Balances at June 30	$29	$139

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss from continuing operations	$(1,991)	$(2,718)	$(4,692)	$(3,988)
Income (loss) from discontinued operations	9,190	(932)	8,269	(2,583)

Net income (loss)	$7,199	$(3,650)	$3,577	$(6,571)

Shares used in income (loss) per common share — basic	15,627	15,522	15,610	15,504
Effect of dilutive securities:
Employee and director stock options	26	—	28	—

Shares used in income (loss) per common share — diluted	15,653	15,522	15,638	15,504
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.13)	$(0.18)	$(0.30)	$(0.26)
Discontinued operations	$0.59	$(0.06)	$0.53	$(0.17)

Net income (loss) per common share — basic and diluted	$0.46	$(0.24)	$0.23	$(0.43)

     The computation of diluted net income per common share from continuing operations for the three and six months ended June 30, 2006, excludes the effect of the potential exercise of options to purchase approximately 26,000 and 28,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and six months ended June 30, 2006, also excludes the effect of the potential exercise of options to purchase approximately 2.4 million and 2.5 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net income per common share for the three and six months ended June 30, 2005, excludes the effect of the potential exercise of options to purchase approximately 41,000 and 82,000 shares, respectively because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and six months ended June 30, 2005, also excludes the effect of the potential exercise of options to purchase approximately 2.5 million and 2.3 million shares, respectively because the option exercise price was greater that the average market price of the common shares and the effect would have been anti-dilutive.

12. Legal Proceedings
     In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of the Company’s wholly-owned subsidiaries, by Aston France S.A., a current competitor of the Company’s DTV solutions business in the conditional access modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of the Company’s digital television customers until November 2002, when the Company entered into a settlement agreement (the “2002 Settlement”) with Aston that included the Company’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to the Company. In April 2005, the Company entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that the Company paid to the French government with respect to products that Aston purchased from the Company prior to November 2002 and (ii) remit the refunded amount to the Company. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to the Company. Shortly thereafter, Aston filed the action described above.
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
     In November 2005, Aston obtained a preliminary injunction in France to stay the Company’s claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of VAT Refund amount was still covered by the injunction. Both Aston and the Company appealed against this order. On June 1, 2006, a French appeals court released the injunction with respect to the entire amount of the VAT Refund. Thereafter, the Company was able to enforce its claim for the VAT Refund and obtain a seizure of considerable amounts of Aston’s assets. Subsequently, on June 12, 2006, Aston paid to the Company the full VAT Refund, including currency gains in an amount of approximately $5.0 million, but also appealed the French appeals court’s release of the injunction. The Company is currently defending against this appeal and also attempting to enforce a contractual penalty payment under the April 2005 agreement relating to the VAT Refund and to obtain interest on the amount of the VAT Refund for late payment.
     The Company believes that the claims made by Aston in its complaint and in the preliminary injunction in France are without merit and were for the sole purpose of preventing or delaying the Company’s recovery of the VAT Refund. The Company intends to vigorously defend itself against the claims made by Aston and prosecute its counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of management’s limited time and resources. There is no assurance that the Company will be successful in defending itself against Aston’s claims, prosecuting its counterclaim against Aston or defending against Aston’s appeal concerning the amount of the VAT Refund that was paid to the Company on June 12, 2006, in each case, in a timely manner, in full or at all. If these claims are decided against the Company, the result may have a material and adverse effect on the Company.
     From time to time, the Company could be subject to other claims arising in the ordinary course of business or could be a defendant in other lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, SCM’s management currently expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic passports, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities.

•	For the Flash Media Interface market, we offer digital media readers that are used to transfer digital content to and from various flash media. These readers are primarily used in digital photo kiosks.
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
     On May 22, 2006 we completed the sale of our Digital Television Solutions business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cashflows for all periods presented reflect the discontinuance of this business. (See Note 3 to the Condensed Consolidated Financial Statements.)
     In our continuing operations, revenues have grown over the past few quarters, but the rate and sustainability of this progress is unpredictable due to significant variations in demand for our products quarter to quarter. This is particularly true for our PC

Security products, many of which are targeted at new smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by the immature nature of the applications being addressed, testing and compliance schedules of government bodies and roll-out schedules for application deployments, all of which contribute to variability in demand from quarter to quarter. Sales of our Flash Media Interface products are less subject to this variability but in both of our primary product segments, we are dependent on a small number of customers, which can result in significant fluctuations in sales levels from one period to another.
     We have adopted a strategy to grow revenue that is based on introducing new PC Security and Flash Media Interface products to address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected and we have experienced delays in the development and shipment of new products designed to take advantage of new market opportunities.
     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as tradeshow participation. Through September 2005, we manufactured our products primarily using internal resources in Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to external contract manufacturers, which we believe will yield further savings and efficiencies. In addition, during fiscal 2006 we have begun to consolidate our global business operations into fewer locations, however we expect that our general and administrative costs in particular will remain high as we complete this consolidation which involves the closure or reduction of some facilities and the ongoing transition of certain corporate functions from California to Germany. In the last two years we have increased spending on audit and other services related to compliance with the Sarbanes-Oxley Act of 2002.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In the first six months of 2006 and 2005, our net write-downs were approximately $0.4 million and $0.3 million of inventory, respectively.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At June 30, 2006 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business to Pinnacle Systems and Zio Corporation, the sale of our DTV solutions business to Kudelski, as well as future changes to the operating structure of our strategic focus on our continuing operations, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
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
     In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on its financial position, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.

Results of Operations
     Net Revenue. Summary information by product segment for the three- and six-month periods ended June 30, 2006 and 2005 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Six months ended		period to
	June 30,		period	June 30,		period
	2006	2005		2006	2005
PC Security
Revenue	$6,788	$3,638	87%	$11,341	$8,669	31%
Gross profit	2,946	782		4,859	2,733
Gross profit %	43%	21%		43%	32%

Flash Media Interface
Revenue	$2,574	$2,101	23%	$5,448	$3,814	43%
Gross profit	213	1,105		950	2,197
Gross profit %	8%	53%		17%	58%

Total:
Revenue	$9,362	$5,739	63%	$16,789	$12,483	34%
Gross profit	3,159	1,887		5,809	4,930
Gross profit %	34%	33%		35%	39%
     Net revenue for the three months ended June 30, 2006 was $9.4 million, up 63% compared to $5.7 million for the same period of 2005. This increase in revenue resulted from higher sales across our business, in particular of our PC Security products. For the six months ended June 30, 2006, net revenue was $16.8 million, up 34% from revenue of $12.5 million in the first six months of 2005. The increase in revenue in the six-month period resulted from higher sales of both our Flash Media Interface and PC Security products.
     In our PC Security product line, sales were $6.8 million in the second quarter of 2006, an increase of 87% from sales of $3.6 million in the second quarter of 2005. For the first six months of 2006, sales were $11.3 million, up 31% from $8.7 million for the first six months of 2005. Higher sales in both the second quarter and the first six months of 2006 compared with the same periods of the previous year primarily resulted from a large order in Europe in the second quarter of 2006 for smart card readers and chips targeted at the emerging electronic passport market, as well as from the favorable timing of product orders in the second quarter for U.S. government projects. Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to authenticate the identity of people in order to control access to computers, computer networks, borders, buildings and other facilities. Revenue in this product line is typically tied to large security projects of governments, financial institutions or enterprises and is subject to significant variability based on the size and timing of customer orders. The timing of any new projects that may create or increase demand for smart card readers is unpredictable.
     Revenue from our Flash Media Interface product line was $2.6 million in the second quarter of 2006, up 23% from $2.1 million in the second quarter of 2005. For the first six months of 2006, sales were $5.4 million, an increase of 43% compared with $3.8 million in the first six months of 2005. The increase in sales in both the second quarter and the first six months of 2006 compared with the same periods of the prior year was primarily due to the availability for sale of products introduced in mid-2005 which were not available during the first half of 2005. Flash Media Interface revenues consist of sales of digital media readers to provide an interface for flash memory cards in digital photography kiosks and in digital television sets, which are used to download and print digital photos. Revenue in this product line can vary significantly quarter to quarter due to variability in the size and timing of customer orders.
     Gross Profit. Gross profit for the second quarter of 2006 was $3.2 million, or 34% of revenue, compared to $1.9 million, or 33% of revenue in the same period of 2005.
     Gross profit for our PCS Security products was 43% for the second quarter of 2006 compared with 21% for the second quarter of 2005. The increase in gross profit in the second quarter of 2006 compared with the same period of 2005 primarily reflected a more favorable mix of higher margin products than in the second quarter of 2005. Gross margins were adversely affected in both 2006 and 2005 due to the net write-downs of inventory of $0.2 million and $0.4 million, respectively.
     Gross profit for our Flash Media Interface products was 8% for the second quarter of 2006, compared with 53% for the second quarter of 2005. This decrease reflects lower margins for newer products introduced in mid-2005, increased costs for products that have required rework due to initial quality issues, as well as net inventory write-downs in 2006 of $0.2 million compared to a benefit of $0.2 million in 2005 for the sale of previously written down inventory.

     For the first six months of 2006, gross profit was $5.8 million, or 35% of revenue, compared with $4.9 million, or 39% of revenue for the first six months of 2005. Gross profit for the first six months of 2006 was adversely impacted by approximately $0.2 million in severance costs related to the outsourcing of our Singapore manufacturing operations to contract manufacturers (See Note 8 to Condensed Consolidated Financial Statements) as well as $0.4 million of net inventory write-downs. During the first six months of 2005, gross profit was adversely impacted by approximately $0.3 million related to net inventory write-downs.
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
Research and Development.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2006	2005	period	2006	2005	period

Expenses	$1,061	$925	15%	$2,030	$1,899	7%
Percentage of total revenues	11%	16%		12%	15%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the second quarter of 2006, research and development expenses were $1.1 million, or 11% of revenue, compared with $0.9 million, or 16% of revenue in the second quarter of 2005. For the first six months of 2006, research and development expenses were $2.0 million, or 12% of revenue, compared with $1.9 million, or 15% of revenue for the first six months of 2005. We expect our research and development expenses to vary based on future project demands.
     Selling and Marketing.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2006	2005	period	2006	2005	period

Expenses	$1,922	$1,874	3%	$3,761	$3,673	2%
Percentage of total revenues	21%	33%		22%	29%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the second quarter of 2006 were $1.9 million, or 21% of revenue, compared with $1.9 million, or 33% of revenue in the second quarter of 2005. For the first six months of 2006, sales and marketing expenses were $3.8 million, compared with $3.7 million in the first six months of 2005. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
     General and Administrative.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2006	2005	period	2006	2005	period

Expenses	$2,048	$2,171	(6)%	$4,132	$4,466	(7)%
Percentage of total revenues	22%	38%		25%	36%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services. In the second quarter of 2006, general and administrative expenses were $2.0 million, or 22% of revenue, compared with $2.2 million, or 38% of revenue in the second quarter of 2005. For the first six months of 2006, general and administrative expenses were $4.1 million, compared with $4.5 million in the first six months of 2005. We expect that our general and administrative costs will remain high as we consolidate our global business operations into fewer locations, which involves the closure or reduction of some facilities and the planned movement of our corporate functions from California to Germany.

     Amortization of Goodwill and Intangibles.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2006	2005	period	2006	2005	period

Expenses	$165	$174	(5)%	$325	$350	(7)%
Percentage of total revenues	2%	3%		2%	3%
     Amortization of intangible assets in the second quarter of 2006 was $0.2 million, compared with $0.2 million for the same period of 2005. For the first six months of 2006, amortization of intangible assets was $0.3 million, compared with $0.4 million for the first six months of 2005.
     Restructuring and Other Charges (Credits). For the three and six months ended June 30, 2006, we recorded restructuring and other charges of $0.2 million and $0.7 million, respectively, primarily related to severance costs for general and administrative personnel that are affected by our decision to relocate certain corporate headquarter functions in California to Germany as well as the ongoing process of outsourcing our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue (See Note 8 to Condensed Consolidated Financial Statements).
     We recorded restructuring and other credits of $41,000 in the second quarter of 2005 and for the six months ended June 30, 2005, we recorded restructuring and other charges of $0.2 million primarily related to changes in estimates for European transactional tax related matters.
     Interest and Other Income: Interest and other income, net consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In the second quarter of 2006 interest income resulting from invested cash balances was $0.3 million, compared with interest expense of $0.1 million for the second quarter of 2005. The 2005 figure includes a downward adjustment to interest income of approximately $0.3 million related to the correction of an error in accounting for the amortization of premiums and discounts on investments. (See Note 4 to Condensed Consolidated Financial Statements for additional discussion of this adjustment). In the first six months of 2006, interest income was $0.6 million, compared with interest income of $0.2 million in the first six months of 2005, including the reduction of $0.3 million for the correction referred to above. Lower interest and other income figures in the first six months of 2006 were primarily the result of lower foreign currency gains compared with the prior year period.
     Foreign currency transaction losses and other expense were zero in the second quarter of 2006, compared with foreign currency transaction gains and other income of $0.6 million in the second quarter of 2005. In the first six months of 2006, foreign currency transaction losses and other expense were $0.1 million, compared with foreign currency transaction gains and other income of $1.4 million in the first six months of 2005. Losses in both the second quarter and the first six months of 2006 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar holdings in an entity where the euro is the functional currency.
     Income Taxes. In the three and six months ended June 30, 2006, we recorded a provision for income taxes of $18,000 and $29,000 respectively, primarily resulting from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
     We recorded a tax benefit of $7,000 for each of the three and six months ended June 30, 2005. The tax benefits resulted from the recognition of Research and Development tax credits in foreign jurisdictions.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the three and six months ended June 30, 2006 was $4.6 million and $10.4 million, respectively. Net revenue for the DTV solutions business in the three and six months ended June 30, 2005 was $4.5 million and $8.5 million, respectively. The operating loss for the three and six months ended June 30, 2006 was $0.3 million and $1.2 million, respectively. The operating loss for the three and six months ended June 30, 2005 was $0.9 million and $2.6 million, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was $0 in each of the three- and six-month periods ended June 30, 2006 and 2005. The operating loss was $0.1 million and $0.1 million in the three- and six-month periods ended June 30, 2006, respectively and the operating loss was $0.1 million and $0.2 million in the three- and six-month periods ended June 30, 2005, respectively.

     During the three and six months ended June 30, 2006, net gain on the disposal of discontinued operations was approximately $5.2 million and $5.3 million, respectively. During the three months ended June 30, 2005, the net loss on the disposal of discontinued operations was $40,000 and during the six months ended June 30, 2006, the net gain on disposal of discontinued operations was $15,000.
     Liquidity and Capital Resources
     As of June 30, 2006 our working capital, which we have defined as current assets less current liabilities, was $33.0 million, compared to $27.4 million as of December 31, 2005, an increase of approximately $5.6 million. The increase in working capital for the first six months of 2006 primarily reflects an increase in cash and cash equivalents, restricted short-term investments and short-term investments of $6.0 million and decreases in current liabilities of $2.3 million, offset by a decrease in inventory and other current assets of $2.7 million.
     Cash and cash equivalents, restricted short-term investments and short-term investments were $38.4 million as of June 30, 2006, an increase of approximately $6 million compared to the balance of $32.4 million as of December 31, 2005.
     The following summarizes our cash flows for the six months ended June 30, 2006 (in thousands):

Six Months Ended
June 30,
2006
Operating cash used in continuing operations	$(8,925)
Operating cash provided by discontinued operations	11,229
Investing activity cash provided by continuing operations	5,312
Investing activity cash provided by discontinued operations	3,484
Financing cash flow	117
Effect of exchange rate changes on cash and cash equivalents	103

Increase in cash and cash equivalents	11,320
Cash and cash equivalents at beginning of period	13,660

Cash and cash equivalents at end of period	$24,980

     During the first six months of 2006, cash used in operating activities was $8.9 million and reflects a net loss from continuing operations of $4.7 million. The primary working capital use of cash was a decrease in accrued expenses and accounts payable of $2.4 million, and a $2.7 million increase in the other current assets.
     In connection with our decision to transfer all manufacturing operations from our Singapore facility to contract manufacturers, we have provided a $2 million time deposit with a financial institution, which was restricted as to use and represented compensating balances for a bank guarantee for the benefit of inventory purchases by a contract manufacturing supplier. This balance is included in restricted short-term investment on the balance sheet.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $6.7 million and inventory and other purchase commitments were $6.5 million, of which approximately $2.9 million relates to the discontinued DTV solutions business, at June 30, 2006.
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
     Cash provided by discontinued operations consisted primarily of the $9 million received in the sale of the DTV solutions business as well as the $4.7 million received from Aston for a VAT Refund (see Note 12 Legal Proceedings, for further discussion of this transaction).
     Cash provided by investing activities was primarily for maturities of short-term investments of $10.2 million offset by additional purchases of $4.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in the Company’s exposure to market risk during the first six months of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. We believe that our disclosure controls and procedures were effective as of June 30, 2006, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the first six months of 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     In December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A., a competitor of ours in the former DTV solutions business conditional access modules market, alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of our digital television customers until November 2002, when we entered into a settlement agreement (the “2002 Settlement”) with Aston that included our agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to us. In April 2005, we entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that we paid to the French government with respect to products that Aston purchased from us prior to November 2002 and (ii) remit the refunded amount to us. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to us. Shortly thereafter, Aston filed the action described above.
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
     In November 2005, Aston obtained a preliminary injunction in France to stay our claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of the VAT Refund amount was still covered by the injunction. Both we and Aston appealed against this order. On June 1, 2006, a French appeals court released the injunction with respect to the entire amount of the VAT Refund. Thereafter, we were able to enforce our claim for the VAT Refund and obtain a seizure of considerable amounts of Aston’s assets. Subsequently, on June 12, 2006, Aston paid to us the VAT Refund, in an amount of approximately $4.7 million, but also appealed the French appeals court’s release of the injunction. We are currently defending against this appeal and also attempting to enforce a contractual penalty payment under the April 2005 agreement relating to the VAT Refund and to obtain interest on the amount of the VAT Refund for late payment

     We believe that the claims made by Aston in its complaint and in the preliminary injunction in France are without merit and were for the sole purpose of preventing or delaying our recovery of the VAT Refund. We intend to vigorously defend ourselves against the claims made by Aston and prosecute our counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We can not assure you that we will be successful in defending ourselves against Aston’s claims, prosecuting our counterclaim against Aston or defending against Aston’s appeal concerning the amount of the VAT Refund that was paid to the Company on June 12, 2006, in each case, in a timely manner, in full or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.
     From time to time, we could be subject to other claims arising in the ordinary course of our business or could be a defendant in other lawsuits. While the outcome of such claims or other proceedings can not be predicted with certainty, our management currently expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
     We have a history of losses with an accumulated deficit of $189.2 million as of June 30, 2006. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
  Our quarterly operating results will likely fluctuate.
     Our quarterly operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans, seasonal demand or equipment roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or customer market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments.
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
     Over the past few years, the NASDAQ Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. For example, during the 12-month period from August 3, 2005 to August 3, 2006, the closing prices for our common stock on the

NASDAQ Stock Market ranged between $2.61 and $3.90 per share. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:
•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation and write-off of investments;

•	litigation developments; and

•	general market downturns.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, two customers accounted for approximately 26% of our total net revenue in the year ended December 31, 2005 and two customers accounted for approximately 21% of our total net revenue in the six months ended June 30, 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers and could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
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
     In addition, because our customers rely on our PC Security products to prevent unauthorized access to PCs, networks or facilities, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based and other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.
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
     In the second half of 2005 we shifted all product and component manufacturing previously performed by our employees to contract manufacturers, while continuing to manage demand planning, procurement and other related activities within SCM. The exclusive use of contract manufacturing reduces the flexibility we have in our operations and requires us to exercise strong planning and management in order to ensure that our products are manufactured on schedule, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. Despite efforts to do so, we may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.
We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand.
     We rely upon a limited number of suppliers of several key components of our products, which may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.
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
     Historically, we have sold a significant proportion of our smart card reader products to the U.S. government and we anticipate that some portion of our future revenues will also come from this sector. The timing of U.S. government smart card projects is not always certain. For example, while the U.S. government has announced plans for several new smart card-based security projects, few have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in the Department of Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.

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
     To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of August 7, 2006, the record date for our 2006 Annual Meeting of Stockholders, more than two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
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
     The future failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. In accordance with Section 211 of the Delaware General Corporation Law, if there has been a failure to hold an annual meeting, the Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
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
     To address some of the above challenges, in the past several months we have begun the process of consolidating our operations into fewer locations. This includes the outsourcing of our manufacturing activities and the closure of our Singapore facility; moving our corporate finance activities from the U.S. to Germany; and the transfer of our French office and workforce as part of the sale of our DTV solutions business. It is difficult to maintain adequate focus, control and quality over the manufacturing and corporate finance functions as they are being transitioned from one location and team to another. Any failure to effectively manage this consolidation could have a material adverse effect on our business and operating results. If we are unsuccessful in lowering expenses as a result of our business consolidation, we will likely not reach profitability.
     The restructuring of our business could result in significant cost and disruptions in our operations.
     Over the past several years, we have periodically made changes in our organizational structure in an effort to improve efficiencies in our business or otherwise strengthen our ability to operate competitively. Currently, we are in the process of consolidating our global operations into fewer locations, including the closure or reduction of some facilities and the movement of our corporate finance functions from the U.S. to Germany. In the future, we may from time to time pursue additional restructurings of our businesses and operations. There is no assurance, however, that any such restructurings will yield the benefits we contemplate or any benefits at all. In fact, any restructuring is likely to require us to incur significant expense and cost, including in connection with severance payments to employees, lease write-offs or other facility reduction or closure costs. In addition, restructurings could have other negative consequences on our business and operations, including the following:
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
     We conduct a substantial portion of our business in Europe and Asia. Approximately 58% of our revenue for the twelve months ended December 31, 2005 and approximately 57% of revenue for the six months ended June 30, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. For example, on May 22, 2006, we completed the sale of our DTV solutions business to Kudelski. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third party claims arising out of divestiture or disposition. For example, following the sale and disposition of our retail Digital Media and Video business in 2003, we were the recipient of a claim filed by DVDCre8, for which our defense has required significant expenditure of financial and management resources. In addition, any such divestiture or disposition could result in our recognition of an operating loss to the extent that the proceeds received by us in the divestiture or disposition are less than the book value of the assets sold. Regarding the sale of our DTV solutions business in particular, risks include our ability to collect the remaining $2 million in contingent payments for the business, which are based on the completion of certain development work by Kudelski and our ability to improve operational efficiencies or reduce operating costs through the transfer of our DTV solutions business. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.3 million in the first six months of 2006. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to the Condensed Consolidated Financial Statements for the expense disclosures under SFAS No. 123R.
We face costs and risks associated with maintaining effective internal controls over financial reporting.
     Under Section 302 of the Sarbanes-Oxley Act of 2002, on a quarterly basis our management is required to certify that effective internal controls are in place over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. We have found material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
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
     For example, in December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A. alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules and claiming damages in the amount of approximately $69 million. Our defense of such claim may result in our incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We cannot assure you that we will be successful in defending ourselves against Aston’s claims in a timely manner or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.
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
     We face a number of potential business interruption risks that are beyond our control. For example, in past periods, the State of California has experienced intermittent power shortages and interruption of service to some business customers. Additionally, we may experience natural disasters that could disrupt our business. For example, our corporate headquarters are located near a major earthquake fault. Power shortages, earthquakes or other disruptions could affect our ability to report timely financial statements.

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
     None
Item 3. Defaults upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits
     (a) Exhibits.

Exhibit
Number	Description of Document
10.1	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.

10.2	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.

10.3	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

August 14, 2006	By:	/s/ Robert Schneider

Robert Schneider
Chief Executive Officer

August 14, 2006		/s/ Stephan Rohaly

Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.

10.2	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.

10.3	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.