Form 10-Q
period 2006-09-30
SCM MICROSYSTEMS INC
filed 2006-11-14
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-29440

SCM MICROSYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0444317 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
41740 Christy Street, Fremont, CA 94538
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
(510) 360-2300
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
466 Kato Terrace, Fremont, CA 94539
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
Yes ☐      No ☑
At November 7, 2006, 15,693,932 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$7,396	$8,051	$24,185	$20,534
Cost of revenue	5,271	4,948	16,251	12,501

Gross profit	2,125	3,103	7,934	8,033

Operating expenses:
Research and development	1,085	1,048	3,115	2,947
Selling and marketing	2,292	1,609	6,053	5,282
General and administrative	2,208	2,492	6,340	6,958
Amortization of intangible assets	170	163	495	513
Restructuring and other charges	400	22	1,066	174

Total operating expenses	6,155	5,334	17,069	15,874

Loss from operations	(4,030)	(2,231)	(9,135)	(7,841)
Interest and other income	367	416	809	2,029

Loss from continuing operations before income taxes	(3,663)	(1,815)	(8,326)	(5,812)
Provision for income taxes	(17)	(135)	(46)	(128)

Loss from continuing operations	(3,680)	(1,950)	(8,372)	(5,940)

Income (loss) from discontinued operations, net of income taxes	(213)	(8)	2,793	(2,604)
Gain (loss) on sale of discontinued operations, net of income taxes	24	(89)	5,287	(74)

Net loss	$(3,869)	$(2,047)	$(292)	$(8,618)

Loss per share from continuing operations:
Basic and diluted	$(0.24)	$(0.12)	$(0.54)	$(0.39)

Gain (loss) per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$0.52	$(0.17)
Diluted	$(0.01)	$(0.01)	$0.52	$(0.17)

Net loss per share:
Basic	$(0.25)	$(0.13)	$(0.02)	$(0.56)
Diluted	$(0.25)	$(0.13)	$(0.02)	$(0.56)

Shares used to compute basic loss per share	15,648	15,542	15,623	15,517

Shares used to compute diluted loss per share	15,648	15,542	15,646	15,517

Comprehensive loss:
Net loss	$(3,869)	$(2,047)	$(292)	$(8,618)
Unrealized gain (loss) on investments	32	(59)	61	150
Foreign currency translation adjustment	75	(81)	272	(1,958)

Total comprehensive gain (loss)	$(3,762)	$(2,187)	$41	$(10,426)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$28,961	$13,660
Short-term investments	7,316	18,780
Restricted short-term investments (see Note 10)	2,000	—
Accounts receivable, net of allowances of $1.088 and $972 as of September 30, 2006 and December 31, 2005, respectively	4,344	6,904
Inventories	2,226	6,005
Other current assets	2,808	2,038

Total current assets	47,655	47,387

Property and equipment, net	1,466	3,050

Intangible assets, net	432	879

Other assets	1,882	1,418

Total assets	$51,435	$52,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,959	$5,700
Accrued compensation and related benefits	1,705	2,708
Accrued restructuring and other charges	3,600	3,897
Accrued professional fees	1,524	1,644
Accrued royalties	1,029	1,244
Other accrued expenses	2,710	2,565
Income taxes payable	2,479	2,258

Total current liabilities	18,006	20,016

Deferred tax liability	100	101

Commitments and contingencies (see Notes 10 and 12)	—	—

Total liabilities	18,106	20,117

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 15,663 and 15,593 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	228,347	227,676
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(193,048)	(192,756)
Other cumulative comprehensive gain	791	458

Total stockholders’ equity	33,329	32,617

Total liabilities and stockholders’ equity	$51,435	$52,734

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(292)	$(8,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations	(8,080)	2,678
Depreciation and amortization	795	1,396
Loss (gain) on disposal of fixed assets	46	—
Stock compensation expense	485	—
Deferred income taxes	(1)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(216)	1,896
Inventories	64	(21)
Other assets	(910)	85
Accounts payable	361	1,018
Accrued expenses	(3,548)	(4,863)
Income taxes payable	218	129

Net cash used in operating activities from continuing operations	(11,078)	(6,320)
Net cash provided by (used in) operating activities from discontinued operations	13,074	(2,828)

Net cash provided by (used in) operating activities	1,996	(9,148)

Cash flows from investing activities:
Capital expenditures	(65)	(57)
Proceeds from disposal of fixed assets	11	76
Maturities of short-term investments	14,392	6,768
Purchase of restricted short-term investments	(2,000)	—
Purchases of short-term investments	(2,878)	(12,399)

Net cash provided by (used in) investing activities from continuing operations	9,460	(5,612)
Net cash provided by (used in) investing activities from discontinued operations	3,484	(6)

Net cash provided by (used in) investing activities	12,944	(5,618)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	174	158

Net cash provided by financing activities	174	158

Effect of exchange rates on cash and cash equivalents	187	(1,350)

Net increase (decrease) in cash and cash equivalents	15,301	(15,958)
Cash and cash equivalents at beginning of period	13,660	31,181

Cash and cash equivalents at end of period	$28,961	$15,223

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$—

Income taxes paid	$106	$34

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems’ (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2005.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for total consideration of $11 million in cash, of which $9 million has been paid. Based on recent actions by Kudelski and the terms of the purchase agreement, the Company has made demand for payment of the remaining $2 million. The obligation to make the additional $2 million payment is disputed by Kudelski. Accordingly, the Company has not recorded the $2 million as receivable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
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
Recent Accounting Pronouncements
     In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. After evaluating FSP FIN 46(R)-6, the Company determined that there is no impact to its consolidated financial position, results of operations or cash flows from its adoption.

     In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of EITF, Issue No. 06-03 to its financial position and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No 108. SAB 108 expresses the staff views regarding the process of quantifying financial statement misstatements. The bulletin prescribes the use of “rollover” and “iron curtain” approaches in quantifying misstatements. “Rollover” approach quantifies a misstatement based on the amount of the error originating in the current year income statement. “Iron curtain” approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the year, irrespective of the misstatement’s year(s) of origination. The statement is effective immediately. The Company did not have any misstatements that were determined to be material on the basis of either of the approaches mentioned above.
2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. As of September 30, 2006, the Company had approximately 3.7 million shares of common stock reserved for future issuance under the stock option plans and ESPP.
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
     The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and nine months ended September 30, 2006, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.
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
     As a result of adopting SFAS 123(R), the Company’s loss from continuing operations before the income tax provision and net loss from discontinued operations for the three and nine months ended September 30, 2006 were $0.1 million and $0.5 million higher, respectively, than they would have been had the Company continued to account for share-based compensation under APB 25. Basic and diluted net loss per share from continuing operations for the three and nine months ended September 30, 2006 would have been $0.01 and $0.03 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 from adopting SFAS 123(R).
     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three months	Nine months
	Ended September 30,	Ended September 30,
	2006	2006
Cost of revenue	$10	$24
Research and development	29	92
Selling and marketing	38	119
General and administrative	66	250

Stock-based compensation expense before income taxes	$143	$485
Income tax benefit	—	—

Stock-based compensation expense after income taxes	$143	$485

     The following table illustrates the effect on reported net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three months	Nine months
	Ended September 30,	Ended September 30,
	2005	2005
Net loss as reported	$(2,047)	$(8,618)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(333)	(1,172)

Pro forma net loss	$(2,380)	$(9,790)

Net loss per share, as reported — basic and diluted	$(0.13)	$(0.56)
Pro forma loss per share — basic and diluted	$(0.15)	$(0.63)

Stock Option Plans
     A total of 3,344,674 shares of common stock are currently reserved for future grant under the Plans.
Summary of activity under stock option plans for the nine months ended September 30, 2006 is as follows:

			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2005	3,036,308	2,822,761	$16.26	—	6.07
Options granted	(288,384)	288,384	$3.24	—	—
Options cancelled or expired	596,750	(596,750)	$6.90	—	—
Options exercised	—	(21,130)	$2.78	$7,293	—

Balance at September 30, 2006	3,344,674	2,493,265	$17.11	$207,176	5.37

Vested or expected to vest at September 30, 2006		2,360,452	$17.89	$171,948	—

Exerciseable at September 30, 2006		1,973,504	$20.76	$98,325	4.45

     The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2006 was $1.69 and $1.72, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2005 was $2.36 and $2.79, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $7,100 and $7,300, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $0 and $2,000, respectively. Cash proceeds from the exercise of stock options were $58,000 and $58,700 for the three and nine months ended September 30, 2006, respectively. Cash proceeds from the exercise of stock options were $0 and $6,000 for the three and nine months ended September 30, 2005, respectively. No income tax benefit was realized from the stock option exercises during the three and nine months ended September 30, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0.1 million and $0.5 million, respectively. At September 30, 2006, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.93 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	64%	89%	69%	90%

Dividend yield	0	0	0	0

Risk-free interest rate	4.62%	4.10%	4.85%	3.85%

Expected term (in years)	3.92	4.00	3.92	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three and nine months ended September 30, 2006 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life. Prior to the three and nine months ended September 30, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and nine month ended September 30, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
 1997 Employee Stock Purchase Plan
     Under the Company’s ESPP, up to 1,021,887 shares of the Company’s common stock may be issued. The Company’s ESPP permits eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company has a two year rolling plan with four purchases every six months within the offering period. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period terminates and a new two year offering period will commence. The Company’s ESPP restricts the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of September 30, 2006, 384,616 shares were available for future issuance under the Company’s ESPP.
     The fair value of issuances under the Company’s ESPP is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $26,000 and $101,000, respectively. At September 30, 2006, there was $53,000 of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a nineteen month period.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for total expected consideration of $11 million in cash, of which $9 million has been paid. Based on recent actions by Kudelski and the terms of the purchase agreement, the Company has made demand for payment of the remaining $2 million. The obligation to make the additional $2 million payment is disputed by Kudelski. Accordingly, the Company has not recorded the $2 million as receivable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2006 and 2005, the DTV solutions business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
     Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million, excluding the $2 million noted above.
     The operating results for the discontinued operations of the DTV solutions business for the three and nine months ended September 30, 2006 and for the same period of 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$1,877	$5,261	$12,288	$13,802

Operating gain (loss)	$(115)	$107	$(1,276)	$(2,452)

Net income (loss) before income taxes	$(141)	$162	$2,919	$(2,337)

Income tax benefit (provision)	$(8)	$(3)	$75	$167

Income (loss) from discontinued operations	$(149)	$158	$2,994	$(2,171)
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

     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2006 and for the same period of 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$—	$—	$—	$—

Operating loss	$(75)	$(59)	$(201)	$(244)

Net loss before income taxes	$(51)	$(96)	$(134)	$(365)

Income tax provision	$(13)	$(70)	$(67)	$(70)

Loss from discontinued operations	$(64)	$(166)	$(201)	$(435)
4. Short-Term Investments
     At September 30, 2006, approximately 50% of the short-term investment portfolio matures in 2006 and the remaining 50% in 2007. The fair value of short-term investments at September 30, 2006 and December 31, 2005 was as follows (in thousands):

	September 30, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$1,783	$0	$(2)	$1,781
U.S. government agencies	5,550	—	(15)	5,535

Total	$7,333	$0	$(17)	$7,316

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$9,369	$6	$(34)	$9,341
U.S. government agencies	9,490	—	(51)	9,439

Total	$18,859	$6	$(85)	$18,780

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
     During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. In addition, the Company evaluates severity and duration in each reporting period. At September 30, 2006, approximately $6.5 million of the short-term investment portfolio has an unrealized loss and approximately $4.5 million of those investments have been in an unrealized loss position for more than one year. Of the $17,000 unrealized loss at September 30, 2006, approximately $14,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. For the three and nine months ended September 30, 2006 and 2005, no impairment of the investments was identified based on the evaluations performed.
5. Inventories
     Inventories consist of (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$1,405	$2,430
Work-in-process	—	2,435
Finished goods	821	1,140

Total	$2,226	$6,005

     The reduction in inventories and in particular work-in-progress is primarily the result of the outsourcing of the Company’s manufacturing operations from its Singapore facility to contract manufacturers.
6. Property and Equipment
     Property and equipment consists of (in thousands):

	September 30,	December 31,
	2006	2005
Land	$122	$260
Building and leasehold improvements	1,827	3,187
Furniture, fixtures and office equipment	3,115	5,333

Automobiles	1	58

Purchased software	3,138	4,018

Total	8,203	12,856

Accumulated depreciation	(6,737)	(9,806)

Property and equipment, net	$1,466	$3,050

7. Intangible Assets
     Intangible assets are primarily associated with the Company’s European operations and consist of the following (in thousands):

		September 30, 2006			December 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
Customer relations	60 months	$1,582	$(1,387)	$195	$1,476	$(1,071)	$405
Core technology	60 months	1,793	(1,556)	237	1,673	(1,199)	474

Total intangible assets		$3,375	$(2,943)	$432	$3,149	$(2,270)	$879

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization.
     Amortization expense related to intangible assets for continuing operations was $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2005.
     Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
2006 (remaining 3 months)	$170
2007	262

Total	$432

8. Restructuring and Other Charges
     Continuing Operations
     During the three and nine months ended September 30, 2006, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.4 million and $1.3 million, respectively. During the three and nine months ended September 30, 2005, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.2 million and $0.4 million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the nine months ended September 30, 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2005	$52	$431	$5,132	$5,615

Provision for 2005	—	699	25	724
Changes in estimates	7	(12)	127	122

	7	687	152	846
Payments and other changes in 2005	(27)	(966)	(4,994)	(5,987)

Balances as of December 31, 2005	32	152	290	474

Provision for Q1 2006	—	519	—	519
Changes in estimates	(2)	—	—	(2)

	(2)	519	—	517
Payments and other changes in Q1 2006	(4)	(52)	7	(49)

Balances as of March 31, 2006	$26	$619	$297	$942

Provision for Q2 2006	—	342	—	342
Changes in estimates	—	—	—	—

	—	342	—	342
Payments and other changes in Q2 2006	(3)	(248)	10	(241)

Balances as of June 30, 2006	$23	$713	$307	$1,043

Provision for Q3 2006	33	394	—	427
Changes in estimates	—	—	—	—

	33	394	—	427
Payments and other changes in Q3 2006	(38)	(806)	4	(840)

Balances as of September 30, 2006	$18	$301	$311	$630

     For the three and nine months ended September 30, 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions from California to Germany. Approximately $0.2 million of the restructuring amount relates to severance for manufacturing personnel for the nine month period and is therefore recorded in cost of revenue. The remaining $1.1 million in the nine month period is recorded in operating expenses and is primarily made up of severance for non-manufacturing personnel. The Company believes the restructuring activity is substantially completed and that any future costs incurred will be insignificant.
     As shown in the table above in “Payments or write offs in 2005 — Other Costs,” in April 2005, SCM made a payment to the French government of approximately $4.7 million as then calculated, related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On June 9, 2006, the customer remitted to the Company the full amount including currency gains totaling $5.0 million, of which $4.2 million was recognized as other income from discontinued operations. See Note 12 for further discussion.
     Discontinued Operations
     During the three and nine months ended September 30, 2006, SCM incurred restructuring and other credits of approximately $25,000 and restructuring and other charges of approximately $31,000, respectively, related to discontinued operations. During the three and nine months ended September 30, 2005, SCM incurred restructuring and other charges related to discontinued operations of approximately $0.1 million and $0.1 million, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the nine months ended September 30, 2006 and during the year ended December 31, 2005 consist of the following (in thousands):

	Legal	Lease/Contract	Other
	Settlements	Commitments	Costs	Total
Balances as of January 1, 2005	$—	$3,960	$304	$4,264

Provision for 2005	1,700	—	648	2,348
Changes in estimates	—	(111)	—	(111)

	1,700	(111)	648	2,237
Payments and other changes	(1,700)	(651)	(727)	(3,078)

Balances as of December 31, 2005	—	3,198	225	3,423

Provision for Q1 2006	—	—	5	5
Changes in estimates	—	(24)	—	(24)

	—	(24)	5	(19)
Payments and other changes in Q1 2006	—	(124)	(190)	(314)

Balances as of March 31, 2006	$—	$3,050	$40	$3,090

Provision for Q2 2006	—	—	—	—
Changes in estimates	—	75	—	75

	—	75	—	75
Payments and other changes in Q2 2006	—	(107)	—	(107)

Balances as of June 30, 2006	$—	$3,018	$40	$3,058

Provision for Q3 2006	—	—	—	—
Changes in estimates	—	(25)	—	(25)

	—	(25)	—	(25)
Payments and other changes in Q3 2006	—	(63)	—	(63)

Balances as of June 30, 2006	$—	$2,930	$40	$2,970

     Discontinued operation costs for the three and nine months ended September 30, 2006 primarily related to changes in estimates for lease obligations.
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
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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

     Summary information by segment for the three and nine months ended September 30, 2006 and for the same periods of 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
PC Security:
Net revenue	$5,096	$3,898	$16,438	$12,566
Gross profit	1,621	1,414	6,480	4,147
Gross profit %	32%	36%	39%	33%

Flash Media Interface:
Net revenue	$2,300	$4,153	$7,747	$7,968
Gross profit	504	1,689	1,454	3,886
Gross profit %	22%	41%	19%	49%

Total:
Net revenue	$7,396	$8,051	$24,185	$20,534
Gross profit	2,125	3,103	7,934	8,033
Gross profit %	29%	39%	33%	39%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue
United States	$3,242	$3,807	$10,407	$8,825
Europe	3,045	3,094	10,212	6,996
Asia-Pacific	1,109	1,150	3,566	4,713

Total	$7,396	$8,051	$24,185	$20,534

% of net revenue
United States	44%	48%	43%	43%
Europe	41%	38%	42%	34%
Asia-Pacific	15%	14%	15%	23%
     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer A based in the USA	14%	*	12%	*
Customer B based in the USA	*	27%	*	20%
Customer C based in Asia	*	*	*	10%
Customer D based in Europe	13%	17%	*	*

Total	27%	44%	12%	30%

*	Net revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	September 30,	December 31,
	2006	2005
Customer A based in Asia	*	18%
Customer B based in the USA	16%	17%

Total	16%	35%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of September 30, 2006 and December 31, 2005, are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Property and equipment, net:
Asia-Pacific	$1,264	$1,644
Europe	171	1,369
United States	31	37

Total	$1,466	$3,050

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next ten years.
     As of September 30, 2006, the Company had a $2 million time deposit with a financial institution, which was restricted as to use and represented compensating balances for a bank guarantee for the benefit of inventory purchases by a contract manufacturing supplier. This balance is included in restricted short-term investment on the balance sheet.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of September 30, 2006, purchase and contractual commitments were approximately $6.0 million, of which approximately $1.7 million relate to the sold DTV solutions business.
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

     Components of the reserve for warranty costs for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balances at January 1	$153	$244
Additions related to sales during the period	210	288
Warranty costs incurred during the period	(62)	(95)
Adjustments to accruals related to prior period sales	(90)	(266)
Adjustments to accruals related to sale of the DTV Solutions business	(28)	—

Balances at September 30	$183	$171

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss from continuing operations	$(3,680)	$(1,950)	$(8,372)	$(5,940)
Income (loss) from discontinued operations	(189)	(97)	8,080	(2,678)

Net income (loss)	$(3,869)	$(2,047)	$(292)	$(8,618)

Shares used in income (loss) per common share — basic	15,648	15,542	15,623	15,517
Effect of dilutive securities:
Employee and director stock options	—	—	23	—

Shares used in income (loss) per common share — diluted	15,648	15,542	15,646	15,517
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.24)	$(0.12)	$(0.54)	$(0.39)
Discontinued operations	$(0.01)	$(0.01)	$0.52	$(0.17)

Net income (loss) per common share — basic and diluted	$(0.25)	$(0.13)	$(0.02)	$(0.56)

     The computation of diluted net loss per common share from continuing operations for the three and nine months ended September 30, 2006, excludes the effect of the potential exercise of options to purchase approximately 16,000 and 23,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three and nine months ended September 30, 2006, also excludes the effect of the potential exercise of options to purchase approximately 2.3 million and 2.5 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net loss per common share for the three and nine months ended September 30, 2005, excludes the effect of the potential exercise of options to purchase approximately 14,000 and 59,000 shares, respectively because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three and nine months ended September 30, 2005, also excludes the effect of the potential exercise of options to purchase approximately 2.6 million and 2.5 million shares, respectively because the option exercise price was greater that the average market price of the common shares and the effect would have been anti-dilutive.

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
     In its complaint filed in France, Aston claims damages in the amount of approximately $69 million. The Company believes, however, that the allegations made by Aston in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, the Company filed a counterclaim against Aston in Germany alleging damages in the amount of approximately $14 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement. Aston filed its response to the Company’s counterclaim on July 28, 2006. The Company replied on September 18, 2006 and expects a first court hearing to be scheduled soon.
     In November 2005, Aston obtained a preliminary injunction in France to stay the Company’s claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of VAT Refund amount was still covered by the injunction. Both Aston and the Company appealed against this order. On June 1, 2006, a French appeals court released the injunction with respect to the entire amount of the VAT Refund and this decision has become final. Thereafter, the Company was able to enforce its claim for the VAT Refund and obtain a seizure of considerable amounts of Aston’s assets. Subsequently, on June 9, 2006, Aston paid to the Company the full VAT Refund, including currency gains, in an amount of approximately $5.0 million. The Company is currently attempting to enforce a contractual penalty payment under the April 2005 agreement relating to the VAT Refund and to obtain interest on the amount of the VAT Refund for late payment.
     The Company believes that the claims made by Aston in its complaint are without merit and were for the sole purpose of preventing or delaying the Company’s recovery of the VAT Refund. The Company intends to vigorously defend itself against the claims made by Aston and prosecute its counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of management’s limited time and resources. There is no assurance that the Company will be successful in defending itself against Aston’s claims or in prosecuting its counterclaim against Aston, in each case, in a timely manner, in full or at all. If these claims are decided against the Company, the result may have a material and adverse effect on the Company.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Part II Item 1A, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006, as amended by Form 10-K/A filed on April 28, 2006.
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
     On May 22, 2006 we completed the sale of our Digital Television solutions (“DTV solution”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as discontinued operations, and the statements of operations and cashflows for all periods presented reflect the discontinuance of this business. (See Note 3 to the Condensed Consolidated Financial Statements.)
     In our continuing operations, revenues have grown over the past few quarters, but the rate and sustainability of this progress is unpredictable due to significant variations in demand for our products quarter to quarter. This is particularly true for our PC Security products, many of which are targeted at new smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by the immature nature of the applications being addressed, testing and compliance schedules of government bodies and roll-out schedules for application deployments, all of which contribute to variability in demand from quarter to quarter. Sales of our Flash Media Interface products are less subject to this variability; however, we are dependent on a small number of customers in both of our primary product segments, which can result in significant fluctuations in sales levels from one period to another.
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
     In both our PC Security and Flash Media Interface businesses, pricing pressure has increased over the last few months, resulting in lower gross profits. To address an increasingly competitive environment, we have put in place cost reduction programs that we believe will result in margin improvements going forward.
     We have taken measures to reduce operating expenses over the last several quarters, including reducing headcount, reducing the use of outside contract personnel and limiting certain expenses such as tradeshow participation. Through September 2005, we manufactured our products primarily using internal resources in Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to external contract manufacturers, which we believe will yield further savings and efficiencies. In addition, during fiscal 2006 we consolidated our global business operations into fewer locations, which included the closure of some facilities and the transition of certain corporate functions from California to Germany. As this consolidation of our global business operations is now substantially complete, we expect that our general and administrative expenses will decrease in the fourth quarter of 2006.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At September 30, 2006 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. The divestiture of our retail Digital Media and Video business and the sale of our DTV solutions business, as well as future changes to the operating structure of our strategic focus on our continuing operations, may limit our ability to utilize our deferred tax assets.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required.

•	Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
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
     In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. After evaluating FSP FIN 46(R)-6, we determined that there is no impact to our consolidated financial position, results of operations or cash flows from its adoption.
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
     In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of EITF, Issue No. 06-03 to our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (SAB) No 108. SAB 108 expresses the staff views regarding the process of quantifying financial statement misstatements. The bulletin prescribes the use of “rollover” and “iron curtain” approaches in quantifying misstatements. “Rollover” approach quantifies a misstatement based on the amount of the error originating in the current year income statement. “Iron curtain” approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the year, irrespective of the misstatement’s year(s) of origination. The statement is effective immediately. We did not have any misstatements that were determined to be material on the basis of either of the approaches mentioned above.
Results of Operations
     Net Revenue. Summary information by product segment for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Nine months ended		period to
	September 30,		period	September 30,		period
	2006	2005		2006	2005
PC Security
Revenue	$5,096	$3,898	31%	$16,438	$12,566	31%
Gross profit	1,621	1,414		6,480	4,147
Gross profit %	32%	36%		39%	33%

Flash Media Interface
Revenue	$2,300	$4,153	(45)%	$7,747	$7,968	(3)%
Gross profit	504	1,689		1,454	3,886
Gross profit %	22%	41%		19%	49%

Total:
Revenue	$7,396	$8,051	(8)%	$24,185	$20,534	18%
Gross profit	2,125	3,103		7,934	8,033
Gross profit %	29%	39%		33%	39%
     Net revenue for the three months ended September 30, 2006 was $7.4 million, down 8% compared to $8.1 million for the same period of 2005. This decrease in revenue resulted from a decrease in sales of our Flash Media Interface products, offset by a proportionally smaller increase in sales of our PC Security products. For the nine months ended September 30, 2006, net revenue was $24.2 million, up 18% from revenue of $20.5 million in the first nine months of 2005. The increase in revenue in the nine-month period resulted from higher sales of our PC Security products, offset by a slight decrease in sales of our Flash Media Interface products.
     In our PC Security product line, sales were $5.1 million in the third quarter of 2006, an increase of 31% from sales of $3.9 million in the third quarter of 2005. For the first nine months of 2006, sales were $16.4 million, up 31% from sales of $12.6 million for the first nine months of 2005. Higher sales in both the third quarter and the first nine months of 2006 compared with the same periods of the previous year primarily resulted primarily from an increase in sales of our Class I, or basic smart card readers. These readers are used primarily for personal identification and PC/network access security programs by the U.S. government and corporate enterprises worldwide. Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to authenticate the identity of people in order to control access to computers, computer networks, borders, buildings and other facilities. Revenue in this product line is typically tied to large security projects of governments, financial institutions or enterprises and is subject to significant variability based on the size and timing of customer orders. The timing of any new projects that may create or increase demand for smart card readers is unpredictable.
     Revenue from our Flash Media Interface product line was $2.3 million in the third quarter of 2006, down 45% from revenue of $4.2 million in the third quarter of 2005. This decrease reflects both the unfavorable comparison with the third quarter of 2005, when we experienced unusually strong sales of a new digital media reader designed to be incorporated in consumer electronics products, as well as from a reduction in orders from a significant customer in fiscal 2006 including the third quarter. For the first nine months of 2006, sales were $7.8 million, a decrease of 3% compared with sales of $8.0 million in the first nine months of 2005. The decrease in the nine-month period reflects the unfavorable comparison and the reduction of orders from a significant customer in the third quarter of 2006 compared with the same quarter of the prior year as discussed above. Flash Media Interface revenues consist of sales of digital media readers to provide an interface for flash memory cards in digital photography kiosks and in digital television sets, which are used to download and print digital photos. Revenue in this product line can vary significantly quarter to quarter due to variability in the size and timing of customer orders.
     Gross Profit. Gross profit for the third quarter of 2006 was $2.1 million, or 29% of revenue, compared to $3.1 million, or 39% of revenue in the same period of 2005.
     Gross profit for our PC Security products was 32% for the third quarter of 2006 compared with 36% for the third quarter of 2005. The decrease in gross profit in the third quarter of 2006 compared with the same period of 2005 reflects the impact of increased pricing pressure on products sold during the 2006 period. Gross profit for our Flash Media Interface products was 22% for the third quarter of 2006, compared with 41% for the third quarter of 2005. This decrease reflects increased pricing pressure, as well as a less favorable mix of products sold during the 2006 period.
     For the first nine months of 2006, gross profit was $7.9 million, or 33% of revenue, compared with $8.0 million, or 39% of revenue for the first nine months of 2005.
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
     Research and Development.

	Three months ended		% change	Nine months ended		% change
	September 30		period to	September 30		period to
(in thousands)	2006	2005	period	2006	2005	period

Expenses	$1,085	$1,048	4%	$3,115	$2,947	6%
Percentage of total revenues	15%	13%		13%	14%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the third quarter of 2006, research and development expenses were $1.1 million, or 15% of revenue, compared with $1.0 million, or 13% of revenue in the third quarter of 2005. For the first nine months of 2006, research and development expenses were $3.1 million, or 13% of revenue, compared with $2.9 million, or 14% of revenue for the first nine months of 2005. We expect our research and development expenses to vary based on future project demands.
     Selling and Marketing.

	Three months ended		% change	Nine months ended		% change
	September 30		period to	September 30		period to
(in thousands)	2006	2005	period	2006	2005	period

Expenses	$2,292	$1,609	42%	$6,053	$5,282	15%
Percentage of total revenues	31%	20%		25%	26%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the third quarter of 2006 were $2.3 million, or 31% of revenue, compared with $1.6 million, or 20% of revenue in the third quarter of 2005. For the first nine months of 2006, sales and marketing expenses were $6.1 million, or 25% of revenue, compared with $5.3 million, or 26% of revenue in the first nine months of 2005. Sales and marketing expenses in the three and nine months ended September 30, 2006 included $0.3 million in severance costs related to our office consolidation and closure activities in the third quarter of 2006. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

     General and Administrative.

	Three months ended		% change	Nine months ended		% change period
	September 30		period to	September 30		to
(in thousands)	2006	2005	period	2006	2005	period

Expenses	$2,208	$2,492	(11)%	$6,340	$6,958	(9)%
Percentage of total revenues	30%	31%		26%	34%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services. In the third quarter of 2006, general and administrative expenses were $2.2 million, or 30% of revenue, compared with $2.5 million, or 31% of revenue in the third quarter of 2005. For the first nine months of 2006, general and administrative expenses were $6.3 million, or 26% of revenue, compared with $7.0 million, or 34% of revenue in the first nine months of 2005. General and administrative expense in the three and nine months ended September 30, 2006 included $0.1 million in charges for severance, contract termination and office consolidation related to our office consolidation and closure activities in the third quarter of 2006. We expect that our general and administrative costs will decrease further in the fourth quarter of 2006 as the consolidation of our global business operations has been substantially completed.
     Amortization of Goodwill and Intangibles.

	Three months ended		% change	Nine months ended		% change
	September 30		period to	September 30		period to
(in thousands)	2006	2005	period	2006	2005	period

Expenses	$170	$163	4%	$495	$513	(4)%
Percentage of total revenues	2%	2%		2%	2%
     Amortization of intangible assets in the third quarter of 2006 was $0.2 million, compared with $0.2 million for the same period of 2005. For the first nine months of 2006, amortization of intangible assets was $0.5 million, compared with $0.5 million for the first nine months of 2005.
     Restructuring and Other Charges (Credits). For the three and nine months ended September 30, 2006, we recorded restructuring and other charges of $0.4 million and $1.1 million, respectively, primarily related to severance costs for general and administrative personnel that are affected by our decision to relocate certain corporate headquarter functions in California to Germany as well as the outsourcing of our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel have been recorded in cost of revenue (See Note 8 to Condensed Consolidated Financial Statements).
     For the third quarter of fiscal 2005 we recorded restructuring and other charges of $22,000 relating to severance costs for a reduction in force of non-manufacturing personnel resulting from our decision to outsource manufacturing operations in our Singapore facility to contract manufacturers. For the first nine months of 2005, we recorded restructuring and other charges of $0.2 million, primarily related to changes in estimates for European transactional tax related matters.
     Interest and Other Income: Interest and other income, net consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In the third quarter of 2006 interest income resulting from invested cash balances was $0.4 million, compared with interest income of $0.3 million for the third quarter of 2005. In the first nine months of 2006, interest income was $0.9 million, compared with interest income of $0.5 million in the first nine months of 2005, which included an adjustment to interest income taken in the second quarter of 2005 for the correction of an error in accounting for the amortization of premiums and discounts on investments. The cumulative correction of the error resulted in a reduction of interest income in the first nine months of 2005 of approximately $0.3 million. (See Note 4 to Condensed Consolidated Financial Statements for additional discussion of this adjustment).
     Lower interest and other income figures in the first nine months of 2006 were primarily the result of less favorable foreign currency exchange rates compared with the prior year period.
     We recorded foreign currency transaction losses and other expense of zero in the third quarter of 2006, compared with foreign currency transaction gains and other income of $0.1 million in the third quarter of 2005. In the first nine months of 2006, foreign currency transaction losses and other expense were $0.1 million, compared with foreign currency transaction gains and other income of $1.5 million in the first nine months of 2005. Changes in currency valuation in both the third quarter and the first nine months of 2006 were primarily a result of exchange rate movements between the U.S. dollar and the euro. The gains in 2005 resulted primarily from the revaluation of dollar holdings in an entity where the euro is the functional currency.

     Income Taxes. In the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $17,000 and $46,000 respectively, primarily resulting from taxes payable in foreign jurisdictions that are not offset by operating loss carryforwards.
     We recorded a tax provision of $0.1 million in the third quarter of 2005, resulting in a provision for income taxes for the nine months ended September 30, 2005 of $0.1 million.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the three and nine months ended September 30, 2006 was $1.9 million and $12.3 million, respectively. Net revenue for the DTV solutions business in the three and nine months ended September 30, 2005 was $5.3 million and $13.8 million, respectively. Operating loss for the DTV solutions business for the three and nine months ended September 30, 2006 was $0.1 million and $1.3 million, respectively. Operating results for the DTV solutions business for the three and nine months ended September 30, 2005 were a $0.1 million gain and a $2.5 million loss, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was $0 in each of the three- and nine-month periods ended September 30, 2006 and 2005. Operating loss for the Digital Media and Video business was $0.1 million and $0.2 million, respectively, in the three and nine months ended September 30, 2006, and operating loss was $0.1 million and $0.2 million, respectively, in the three and nine months ended September 30, 2005.
     During the three and nine months ended September 30, 2006, net gain on the disposal of discontinued operations was approximately $24,000 and $5.3 million, respectively. During the three and nine months ended September 30, 2005, net loss on the disposal of discontinued operations was $0.1 million and 0.1 million, respectively.
     Liquidity and Capital Resources
     As of September 30, 2006 our working capital, which we have defined as current assets less current liabilities, was $29.7 million, compared to $27.4 million as of December 31, 2005, an increase of approximately $2.3 million. The increase in working capital for the first nine months of 2006 primarily reflects an increase in cash and cash equivalents, restricted short-term investments and short-term investments of $5.8 million and decreases in current liabilities of $2.0 million, offset by a decrease in accounts receivables, inventory and other current assets of $5.6 million.
     Cash and cash equivalents, restricted short-term investments and short-term investments were $38.3 million as of September 30, 2006, an increase of nearly $6 million compared to the balance of $32.4 million as of December 31, 2005.
     The following summarizes our cash flows for the nine months ended September 30, 2006 (in thousands):

Nine Months Ended
September 30,
2006
Operating cash used in continuing operations	$(11,078)
Operating cash provided by discontinued operations	13,074
Investing activity cash provided by continuing operations	9,460
Investing activity cash provided by discontinued operations	3,484
Financing cash flow	174

Effect of exchange rate changes on cash and cash equivalents	187

Increase in cash and cash equivalents	15,301
Cash and cash equivalents at beginning of period	13,660

Cash and cash equivalents at end of period	$28,961

     During the first nine months of 2006, cash used in operating activities was $11.1 million and reflects a net loss from continuing operations of $8.4 million. The primary working capital use of cash was a decrease in accrued expenses and an increase in the other current assets.
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
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $6.3 million and inventory and other purchase commitments were approximately $6.0 million, of which approximately $1.7 million relate to the sold DTV solutions business.
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
     Cash provided by investing activities was primarily for maturities of short-term investments of $14.4 million offset by additional purchases of $4.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first nine months of 2006. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. We believe that our disclosure controls and procedures were effective as of September 30, 2006, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
          In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the third quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     In its complaint filed in France, Aston claims damages in the amount of approximately $69 million. We believe, however, that the allegations made by Aston in their complaint are in contradiction to the statements made by Aston as part of the 2002 Settlement. On February 2, 2006, we filed a counterclaim against Aston in Germany alleging damages in the amount of approximately $14 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement. Aston filed its response to our counterclaim on July 28, 2006. We replied on September 18, 2006 and expect a first court hearing to be scheduled soon.
     In November 2005, Aston obtained a preliminary injunction in France to stay our claim for recovery of the VAT Refund and on February 21, 2006, the court that issued the injunction revised its order such that only approximately $1.2 million of the VAT Refund amount was still covered by the injunction. Both we and Aston appealed against this order. On June 1, 2006, a French appeals court released the injunction with respect to the entire amount of the VAT Refund and this decision has become final. Thereafter, we were able to enforce our claim for the VAT Refund and obtain a seizure of considerable amounts of Aston’s assets. Subsequently, on June 12, 2006, Aston paid to us the full VAT Refund, including currency gains, in an amount of approximately

$5.0 million. We are currently attempting to enforce a contractual penalty payment under the April 2005 agreement relating to the VAT Refund and to obtain interest on the amount of the VAT Refund for late payment
     We believe that the claims made by Aston in its complaint and in the preliminary injunction in France are without merit and were for the sole purpose of preventing or delaying our recovery of the VAT Refund. We intend to vigorously defend ourselves against the claims made by Aston and prosecute our counterclaims against Aston. Such efforts, however, may result in the incurrence of significant expense and cost and demand significant use of our management’s limited time and resources. We can not assure you that we will be successful in defending ourselves against Aston’s claims or in prosecuting our counterclaim against Aston, in each case, in a timely manner, in full or at all. If these claims are decided against us, the result may have a material and adverse effect on our company.
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
          We have a history of losses with an accumulated deficit of $193.0 million as of September 30, 2006. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
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
          We have adopted a strategy to accelerate the growth of our revenue that is in part based on introducing new PC Security and Flash Media Interface products that address new market opportunities. To date, this strategy has been only partially successful. Our target markets have not grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. If our target markets do not develop and create demand for our products, if we are not able to complete, sell and ship new products into the new markets we have identified, or if we are not able to compete against new or existing competitors in those markets, we may not be able to counter our revenue decline and our losses could increase.
Our listing on both the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.
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
          Over the past few years, the NASDAQ Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

•	litigation developments; and

•	general market downturns.
          In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.
A significant portion of our sales typically comes from a small number of customers and the loss of one or more of these customers or variability in the timing of orders could negatively impact our operating results.
          Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total revenues. For example, two customers accounted for approximately 26% of our total net revenue in the year ended December 31, 2005 and two customers accounted for approximately 27% of our total net revenue in the third quarter of 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Flash Media Interface business. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers. Likewise, variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
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
          Products such as our smart card readers and digital media readers may contain defects for many reasons, including defective design, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.
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
          We expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers. As a result, it is difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders, if we are able to do so at all. For example, because of the large pool of shares in Germany that were not voted, we had to adjourn our 2006 Annual Meeting of Stockholders from its original date of October 6, 2006, until November 3, 2006, in order to solicit enough votes to achieve quorum. This resulted in additional cost and diversion of management resources from our operations. We cannot assure you that we will be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum in the future. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we cannot assure you that we will be successful in obtaining such approval.
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
          Over the past several years, we have periodically made changes in our organizational structure in an effort to improve efficiencies in our business or otherwise strengthen our ability to operate competitively. Recently, we consolidated our global operations into fewer locations, including the closure or reduction of some facilities and the movement of our corporate finance and compliance functions from the U.S. to Germany. In the future, we may from time to time pursue additional restructurings of our businesses and operations. There is no assurance, however, that any such restructurings will yield the benefits we contemplate or any benefits at all. In fact, any restructuring is likely to require us to incur significant expense and cost, including in connection with severance payments to employees, lease write-offs or other facility reduction or closure costs. In addition, restructurings could have other negative consequences on our business and operations, including the following:
•	the movement of critical business functions from one location to another, which could cause disruptions in our ability to adequately perform those functions;

•	the loss of key personnel and their knowledge about our company, which could be difficult to replace; and

•	changes in or failure to follow processes or procedures in our operations, which could cause disruption in our supply chain, delays in delivering new products and other issues that could result in our inability to fulfill our commitments to customers.
          Any of the foregoing events could have a material and adverse effect on our business.
          In addition, over the past several months we have consolidated our operations into fewer locations. This includes the outsourcing of our manufacturing activities and the closure of our Singapore facility; moving our corporate finance and compliance activities from the U.S. to Germany; and the transfer of our French office and workforce as part of the sale of our DTV solutions business. The consolidation of our business creates risks, including loss of knowledge about our business and operations, loss of focus on key processes and procedures, and a greater possibility for failing to follow processes and procedures as functions are transitioned and affected personnel are no longer employed by us. Any failure to effectively manage the ongoing effects of our business consolidation could have a material adverse effect on our business and operating results.
We conduct a significant portion of our operations outside the United States. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.
          In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 58% of our revenue for the twelve months ended December 31, 2005 and approximately 57% of revenue for the nine months ended September 30, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
          A component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We cannot assure you that any such acquisition will be successful.
          Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. For example, on May 22, 2006, we completed the sale of our DTV solutions business to Kudelski. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third party claims arising out of divestiture or disposition. In addition, any such divestiture or disposition could result in our recognition of an operating loss to the extent that the proceeds received by us in the divestiture or disposition are less than the book value of the assets sold. Regarding the sale of our DTV solutions business in particular, risks include our ability to collect the remaining $2 million in disputed payments for the business, which are based on the completion of certain development work by Kudelski, and our ability to improve operational efficiencies or reduce operating costs through the transfer of our DTV solutions business. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.
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
          We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.5 million in the first nine months of 2006. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to the Condensed Consolidated Financial Statements for the expense disclosures under SFAS No. 123R.
We face costs and risks associated with maintaining effective internal controls over financial reporting.
          Under Section 302 of the Sarbanes-Oxley Act of 2002, on a quarterly basis our management is required to make certain certifications regarding our disclosure controls and internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. We have found material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
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
          None
Item 3. Defaults upon Senior Securities.
          None
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2006 Annual Meeting of Stockholders was originally scheduled for October 6, 2006 but was adjourned to November 3, 2006 to provide us with more time to achieve a quorum. At our adjourned Annual Meeting on November 3, 2006, the following matters were acted upon by the stockholders of the Company:
1.	The election of Werner Koepf and Simon Turner as directors of the Company, each to hold office for a three-year term or until a successor is elected and qualified.

2.	Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2006.
     The number of shares of our common stock outstanding and entitled to vote at our 2006 Annual Meeting was 15,642,223 and 5,415,935 shares were represented in person or by proxy at the adjourned Annual Meeting on November 3, 2006, constituting a quorum, which is defined as one-third of shares eligible to vote. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Abstained/Withheld
1. Election of Directors
o Werner Koepf	5,392,289	23,646

o Simon Turner	4,971,344	444,591

	Votes For	Votes Against	Votes Abstained/Withheld
2. Ratification of Independent Auditors	5,391,263	8,766	15,906
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

November 14, 2006	By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer

November 14, 2006		/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.