Form 10-K
period 2006-12-31
SCM MICROSYSTEMS INC
filed 2007-03-20
CIK 1036044

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29440

SCM MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
Oskar-Messter-Strasse 13, Ismaning, Germany	85737
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

+49 89 95 95 5000

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

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $39,279,106. For purposes of this disclosure, shares of Common Stock held by beneficial owners of more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination is not necessarily conclusive.

At March 9, 2007, the registrant had outstanding 15,698,278 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2006 is incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2006

SCM, CHIPDRIVE, EasyTAN and SmartOS are registered trademarks and Opening the Digital World is a trademark of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” Competition,” Proprietary Information and Technology” and “Risk Factors” sections and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS

Description of Business

SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: PC Security and Flash Media Readers.

•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic passports, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities.

•	For the Flash Media Reader market, we offer digital media readers that are used to transfer digital content to and from various flash media. These readers are primarily used in digital photo kiosks.

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

On May 22, 2006 we completed the sale of our Digital Television solutions (“DTV solutions”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. In addition, our operations previously included a retail Digital Media and Video business, which we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 3 to our consolidated financial statements that are attached to this Annual Report on Form 10-K.)

Overview of the Market for Secure Digital Access Products

Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet and intranets for information, entertainment and services. The proliferation of and reliance upon electronic data and electronic transactions has created an increasing need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. For government entities and large corporate enterprises, there is a need to restrict and manage access to shared networks and intranets to prevent loss of proprietary data. In addition, there is a need to manage and monitor access to information stored on identification cards used in new government-driven programs around the world, such as electronic passports, drivers’ licenses and citizen ID and healthcare cards. In some cases, there may also be a need to expand the capability of electronic networks to protect or restrict access to physical facilities for corporate employees or government personnel. Finally, for consumers and online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet transactions without jeopardizing sensitive personal account information. In all of these areas, we believe standards-based devices that easily connect to a PC or network to provide secure, controlled access to digital content or services are an easily deployed and effective solution.

PC Security Market

The proliferation of personal computers in both the home and office, combined with widespread access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-government, e-commerce and home banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. Network-based programs are also used to track and manage data about large groups of people, for example, citizens of a particular country. While the benefits of computer networks may be significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of the integrity of the transaction. Online merchants and consumers need assurance that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Corporate, government and other networks need security systems that ensure the security of individuals’ data and protect the network from manipulation or abuse both from within and without the enterprise.

Increasingly, large organizations such as corporations, government agencies and banks are adopting systems that protect the network, the information in it and the people using it by authenticating each user as the user logs on and off the network. Authentication of a user’s identity is typically accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also less secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple credit card-size objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identifier, such as a fingerprint or personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

One example of a token used in two-factor authentication is the smart card, which contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, healthcare records, merchant coupons, still or video images and, in some cases, cash. Smart cards are typically about the size of a credit card and can easily be carried in a wallet or attached to a badge. Smaller cards designed for use with small devices such as mobile phones are also increasingly being utilized. Depending on the application for which they are being used, smart cards can be designed to insert into a reader attached to a PC or other device, or can include wireless capabilities for contactless interface. Worldwide shipments of smart cards topped 2.6 billion in 2005 and are estimated to grow to nearly 3.3 billion in 2006 for applications ranging from mobile communications to corporate security to online banking, according to the European smart card industry organization, Eurosmart. Demand for readers used in conjunction with those cards is also expected to grow. Research firm Frost & Sullivan predicts that reader shipments will grow from 6.9 million in 2004 to 33 million in 2010. We believe that the combination of smart cards and readers provides a secure solution for network access, personal identification, electronic commerce and other transactions where authentication of the user is critical.

To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card (“CAC”) program. Beginning in October 2000, the U.S. Department of Defense has distributed smart cards to more than four million military personnel. These cards are being used as the standard identification credential for military personnel, and are also being used for secure authentication and network access. Beginning in 2006, new deployments of the cards have also begun to include capabilities for contactless interface with security terminals at doorways and other entrances to provide secure physical access at government facilities. The U.S. government’s decision to deploy an integrated, agency-wide, common smart card platform will continue to raise the awareness of smart card technology and hence increase the demand for contactless smart card proximity readers in both public and private sectors, according to IMS Research. The firm predicts the Americas’ market for electronic physical access control equipment will reach $766.7 million in 2009, with a forecast compound annual growth rate of 9.1%.

Because CAC cards store and protect personnel data, they are also being used wherever a digital signature is required; for example, processing travel orders or expense claims online, electronic voting, contractor verification and in department specific programs. As a result of the CAC program, other government agencies are also employing smart cards as secure ID tokens. The U.S. General Services Administration estimates they will issue smart cards to two million users in various agencies between February 2007 and December 2008.

The U.S. government is actively driving the use of smart cards outside the boundaries of the country as well, with the request in 2002 to 27 visa waiver countries to develop electronic passports that will include biometric data to authenticate the holder. Under the auspices of the International Civil Aviation Organization (ICAO), 13 countries have been working together to define and develop standards for e-passports based on contactless smart card technology. The goal of the program is to ensure that these e-passports cannot be copied or altered, and that the biometric facial image stored on the card could be used to positively identify the holder. All of ICAO’s 188 Contracting States must begin issuing only machine readable (i.e., electronic) passports no later than April 1, 2010. 24 of the 27 visa waiver countries met the October 2006 deadline to begin issuing electronic passports and altogether 40 countries worldwide have introduced the new documents, including Australia, Belgium, Canada, China, Denmark, Hong Kong, Japan, Korea, Macao, Malaysia, the Netherlands, Singapore, Sweden, the United Kingdom and the U.S.

In many countries, both local and federal governments are beginning to use smart card technology for internal programs, such as new or enhanced national ID cards, storing digital certificates for online transactions, residency permits and visas, and drivers’ licenses. Some examples of programs include national ID rollouts in Thailand and China and deployment of electronic drivers’ licenses in Japan. According to IMS Research Group, more than one billion smart cards will be used in identity programs by governments and other public bodies worldwide by 2010.

In addition, many governments are also evaluating or making plans to develop electronic healthcare record systems, which would include smart card-based healthcare cards for participants. Puerto Rico, South Africa, Taiwan and several European countries, including Austria, Belgium, France, Germany, Italy and Slovenia, are among the countries and regions that have already deployed or are deploying electronic healthcare cards to millions of healthcare users. These cards identify the user and store insurance and medical information that can be accessed by doctors and hospitals, for example. To date, the largest program actively underway is in Germany, where the government plans to begin distribution of 82 million eHealth cards to citizens in 2007 and have the corresponding network and card reader infrastructure in place for doctors, hospitals, pharmacies and other healthcare providers by 2008.

Outside the government sector, many corporate enterprises are adopting smart card technology to protect access to buildings and computer networks. Several smart card-based employee identification programs have already been put in place by companies such as Boeing, Chevron, Hitachi, Microsoft, Nissan, Pfizer, Royal Dutch/Shell Group and Sun Microsystems.

In the financial industry, major credit card companies in many parts of the world have embraced smart card technology as a more secure way to safeguard transactions and eliminate fraud, the cost of which can be significant. The majority of credit cards issued worldwide now comply with the Europay Mastercard Visa (EMV) standard for securing financial transactions using a smart card. Canada, most of Europe and Asia/Pacific and some markets in the Middle East, Africa and Latin America are rapidly moving to EMV smart cards to reduce fraud. Smart cards are also expected to have a growing role in online banking. Western Europe, in particular has a high percentage of consumers banking online, and Germany is one of the first countries to coordinate e-government initiatives requiring digital signatures to leverage smart cards issued to bank customers.

Our PC Security Products

We offer a full range of smart card reader technology solutions to address the need for smart card-based security for a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our products include smart card readers, application specific integrated circuits, or ASICs, and small office productivity packages based on smart cards. We sell our readers and ASICs primarily to PC original equipment manufacturers, or OEMs, smart card solutions providers and government systems integrators to support specific security programs, such as secure logon for employees, secure home banking or the Common Access Card program; as well as to OEMs that incorporate our products into their devices, such as PCs or keyboards. We sell our small office productivity packages primarily to end users via retail channels and the Internet.

Smart Card Readers.  We are one of the world’s largest suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of, or authenticate, the user, and thus control access. Much like a lock works with a key, our readers work with a smart card to admit or deny access to a computer or network, or to authenticate the card holder for identification and access to facilities, programs or services. Our readers are used to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon; personnel identification for programs such as healthcare delivery, drivers’ licenses and electronic passports; secure home banking; digital signatures; and secure e-commerce.

Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software embedded in our products that enable our smart card readers and components to read the majority of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), wireless/contactless, keypad, USB, PCMCIA, ExpressCard and serial port, and offer various combinations of interfaces integrated into one device in order to further increase the level of security.

To address the varied needs of our customers, we offer an array of smart card readers. These include readers designed for various platforms, such as desktop and notebook computers; as well as readers offering incremental levels of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our smart card reader product line includes:

•	Secure Card Readers — internal or external card readers requiring only a smart card to provide secure authentication;

•	Secure PINpad Readers — external readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user;

•	Contactless Readers and Dual Interface Readers — internal and external readers that address the demand for contactless interface used in many security programs based on smart cards, for example public transport, e-banking, e-purse and e-passport personalization and verification;

•	Physical Access Control Terminal (PACT) — designed to address the requirements of the U.S. government for secure access to facilities. The PACT terminal combines new technologies such as contactless and biometric interface with existing control systems as well as CAC and newer ID cards, to provide support for new connectivity options going forward.

•	eHealth terminal — specifically designed to meet the requirements of the German Health Card, to support Germany’s intended rollout of healthcare cards to 82 million citizens. The eHealth100 terminal reads and operates both with Germany’s current memory card-based health card as well as the new chip-based card, and is compliant for use with three different card types: the electronic health card (eGK), the health professional card (HPC), and the Secure Module Cards (SMC) used for secure data communication;

•	ePassport readers — designed to read all electronic passports currently in use or planned for distribution. Ranked among the highest in interoperability and versatility in international interoperability tests. We offer both complete ePassport readers and ePassport modules that can be incorporated into customer terminals and designs;

•	Mobile Readers — unconnected devices that enable secure network access and user authentication by generating one-time passwords; and

•	Keyboard Readers — reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer.

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

In addition, we also offer ASICs/Chip Sets, which provide smart card interface capabilities for embedded platforms, such as desktop computers or keyboards. We offer two levels of ASICs to provide both basic smart card interface capability and support for multiple interfaces and reader devices. All of our ASICs comply with all relevant security standards for applications in the smart card industry. In addition, our advanced chip allows on-board flash upgrades for future firmware and application enhancements.

CHIPDRIVE Productivity Solutions.  We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium sized businesses. These products support applications such as smart card-enabled logon to Microsoft® Windows and smart card-based, secure electronic time recording.

Flash Media Reader Market

Digital cameras have gained rapid popularity over the last few years, resulting in more than half of U.S. households owning a digital camera at the end of 2005, according to research firm InfoTrends. InfoTrends also estimates that U.S. output of digital photo prints exceeded 13.2 billion in 2005 and will increase to 16 billion by 2009. Flash media cards, which store digital images on the majority of digital cameras, are the key driver behind digital print growth. Higher capacity memory cards allow digital camera users to take more pictures before having to download images or swap out the card. As card capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which already may be insufficient for many camera owners. To print without draining the camera battery, the flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images.

Retail photo kiosks and minilabs, which give instant, high-quality printouts of digital images, make printing photos more convenient for the consumer and typically provide higher quality prints than home printers. According to an August 2006 survey conducted by InfoTrends, 41% of digital camera owners who print photos had obtained prints at a retail location in 2005, and the number is expected to grow. As flash memory card capacities increase and digital cameras continue to proliferate, we believe consumers will increasingly use photo kiosks and minilabs to download and print their digital pictures. Each photo kiosk or minilab requires a variety of media card readers to download images from the various media cards in use in digital cameras on the market

Our Flash Media Reader Products

We offer digital media readers that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our digital media readers primarily to photo kiosk manufacturers. Our digital media readers allow photo kiosk makers and others to build flash media interface capabilities into their products. Our product offerings provide interface capabilities for all major memory card formats, including PCMCIA I and II, CompactFlash® I and II, MultiMediaCardtm, Secure Digital Card®, SmartMediatm, Sony Memory Stick® and xD-Picture Cardtm. Our digital media readers leverage our interface chips to enable each reader slot to read multiple types of cards. Our digital media reader product line includes:

•	Preconfigured Drives — our 3.5 inch 5- and 6-bay drives provide plug-and-play interface for photo kiosks and mini labs. Marketed as Professional Card Drive (PCD) readers, these drives are designed to support heavy commercial usage and support multiple media card formats in either an integrated or a modular form factor.

•	Configurable Drives — our single board drives provide flexible interface solutions for print kiosks, photo labs and other applications requiring flash media interface. Single board drives can be configured using any combination of media interface and drive placement to address the specific requirements of each kiosk or other product environment.

Business Segment Financial Information

See Note 11 to our consolidated financial statements that are attached to this Annual Report on Form 10-K for financial information regarding revenue and gross margin for our reported business segments through 2006. See “Management’s Discussion and Analysis of Financial Conditional and Results of Operations” for historical financial information, including revenue and gross margin.

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

Chip-Level Integration.  We have implemented a number of our core interface and processing technologies into silicon chips for each of our two primary product areas.

Silicon and Firmware.  For our PC Security products, we have developed interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Flash Media Reader products, we have developed interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash memory cards.

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

Customers

Our products are targeted at government contractors and systems integrators, as well as manufacturers of computers, computer components, consumer electronics and photographic equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top ten customers accounted for approximately 53% of revenue in 2006, 54% of revenue in 2005 and 54% of revenue in 2004. In each of 2006 and 2004, one customer accounted for more than 10% of revenue. In 2005, two customers accounted for more than 10% of revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators and resellers. As of December 31, 2006, we had 26 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs, and we participate in trade shows.

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

PCMCIA.  We are a member of Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs.

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

We are also members of several flash media card organizations, including CompactFlash Association, Memory Stick Developers Forum, MultiMediaCard Association, SD Card Association, SSFDC SmartMedia Forum, xD-Picture Card Forum, Photo Marketing Association International and USB Implementers Forum.

Research and Development

To date, we have made substantial investments in research and development, particularly in the areas of smart card-based physical and network access devices and digital connectivity and interface devices. Our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

Our research and development expenses were approximately $3.8 million, $4.1 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had 83 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our research and development activities occur in India. We fund a small portion of our research and development activities with technology development revenues received from OEM customers in connection with design and development of specific products.

Manufacturing and Sources of Supply

Through September 2005, we manufactured our products primarily using internal resources in Singapore, supplemented by contract manufacturers in Asia. Since October 2005, we have ceased to manufacture any of our own components or products internally and have shifted these activities to contract manufacturers in Singapore and China. We have implemented a global sourcing strategy that we believe enables us to achieve greater economies of scale, better gross margins and more uniform quality standards for our products. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. As of December 31, 2006, we had 11 full-time employees engaged in manufacturing and logistics activities, focused on coordinating product management and supply chain activities between SCM and our contract manufacturers.

We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Atmel and Samsung to produce our ASICs for smart cards readers; we use chips and antenna components from Philips in our contactless smart card readers; and we use various mechanical components in our smart card readers from TaiSol Electronics. Wherever possible, we have added a second source of supply for mechanical components such as printed circuit boards or casing. However, risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. In addition, some of the basic components we use in our products, such as flash media, may at any time be in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

The PC Security and Flash Media Reader markets are competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of anticipated increased demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemalto (formerly Gemplus and Axalto), O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	AMAG Technology, Bioscrypt, BridgePoint Systems, HID, Integrated Engineering, Precise Biometrics, XceedID and XTec in physical access control terminals; and

•	Atech, Datafab, ePOINT, OnSpec and YE Data for digital media readers.

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

Employees

As of December 31, 2006, we had 156 full-time employees, of which 83 were engaged in engineering, research and development; 26 were engaged in sales and marketing; 11 were engaged in manufacturing and logistics; and 36 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations

Our corporate headquarters are in Ismaning, Germany and we lease small sales and marketing facilities in California and in Japan. We conduct our research and development activities from our facility in Chennai, India.

Please see Note 11 to our consolidated financial statements attached to this Annual Report on Form 10-K which are included in response to Item 8 for financial information about geographic areas in which we have operations.

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

We have a history of losses with an accumulated deficit of $191.7 million as of December 31, 2006. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

Our quarterly and annual operating results will likely fluctuate.

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments.

Due to these and other factors, our revenues may not increase or even remain at their current levels. In particular, although we have indicated that we believe we will be profitable for fiscal 2007 as a whole, we may not be able to reach profitability in any quarterly period of 2007 or for the year as a whole, because of the risks outlined above. Because a majority of our operating expenses are fixed, a small variation in our revenues can cause significant variations in our operational results from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.

It is difficult to estimate operating results prior to the end of a quarter.

We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases in demand for our products resulting from fluctuations in our customers’ deployment schedules as they implement smart card-based programs. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

Over the past few years, the NASDAQ Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock, particular in the U.S.;

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

•	litigation developments; and

•	general market downturns.

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

Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. For example, sales to our top ten customers accounted for approximately 53% of revenue in 2006, 54% of revenue in 2005 and 54% of revenue in 2004. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Flash Media Reader business. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers. Likewise, variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of emerging applications in our target markets.

We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in e-passport programs in Europe and for authentication of personnel within various U.S. government agencies, both of which are new applications that are not yet widely implemented. If demand for products for applications such as these does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

•	general economic conditions;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers;

•	the timing of adoption of smart cards by the U.S. and other governments, European banks and other enterprises for large scale security programs beyond those in place today;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Products such as our smart card readers and digital media readers may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

We rely upon a limited number of suppliers of several key components of our products. For example, we currently utilize the foundry services of Atmel and Samsung to produce our ASICs for smart cards readers; we use chips and antenna components from Philips in our contactless smart card readers; and we use various mechanical components in our smart card readers from TaiSol Electronics. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Our markets are highly competitive.

The markets for our products are competitive and characterized by rapidly changing technology. We believe that the principal competitive factors affecting the markets for our products include:

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

If demand is less than anticipated, customers may ask that we accept returned products that they do not believe they can sell. We may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Returns may increase beyond present levels in the future. Once these products have been returned, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

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

We expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers. As a result, it is difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders, if we are able to do so at all. For example, because of the large pool of shares in Germany that were not voted, we had to adjourn our 2006 Annual Meeting of Stockholders from its original date of October 6, 2006, until November 3, 2006, in order to solicit enough votes to achieve quorum. This resulted in additional cost and diversion of management resources from our operations. We may not be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum in the future. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we may not be successful in obtaining such approval.

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

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Germany, India, Japan and the United States. We also must manage contract manufacturers in Singapore and China. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels.

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

In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 57% of our revenue for the year ended December 31, 2006 and approximately 58% of our revenue for the year ended December 31, 2005 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

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

Fluctuations in the valuation of foreign currencies could result in currency exchange losses.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

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

A component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We may not be successful with any such acquisition.

Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. For example, in the second quarter of 2006, we completed the sale of our DTV solutions business to Kudelski. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third party claims arising out of divestiture or disposition. In addition, any such divestiture or disposition could result in our recognition of an operating loss to the extent that the proceeds received by us in the divestiture or disposition are less than the book value of the assets sold. Regarding the sale of our DTV solutions business in particular, risks include our ability to collect the remaining $2 million in disputed payments for the business, and our ability to improve operational efficiencies or reduce operating costs through the transfer of our DTV solutions business. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.

We may be exposed to risks of intellectual property infringement by third parties.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. We may not be successful in protecting our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable or that any issued patent will fail to provide us with any competitive advantages.

There has been a great deal of litigation in the technology industry regarding intellectual property rights, and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and we may not be successful in any such litigation.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the United States. Because many of our products are sold and a significant portion of our business is conducted outside the United States, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.6 million in fiscal year 2006. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to our consolidated financial statements attached to the Annual Report on Form 10-K for the expense disclosures under SFAS No. 123R.

We face costs and risks associated with maintaining effective internal controls over financial reporting.

Under Section 302 of the Sarbanes-Oxley Act of 2002, on a quarterly basis our management is required to make certain certifications regarding our disclosure controls and internal controls over financial reporting. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. We have found a material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

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

We face risks from litigation.

From time to time, we may be subject to litigation, which could include claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. For example, in December 2005, a complaint was filed in France against SCM Microsystems GmbH, one of our wholly-owned subsidiaries, by Aston France S.A. alleging participation by SCM Microsystems GmbH in the counterfeiting of Aston’s conditional access modules and claiming damages in the amount of approximately $69 million. While this claim was subsequently withdrawn, any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

We distribute our products both through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. We may not be able to monitor and limit our exposure to credit risk on our trade and non-trade receivables, we may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies deteriorate, one or more of our customers could experience a weakened financial condition and we could incur a material loss or losses as a result.

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

Our corporate headquarters are in Ismaning, Germany, where we lease approximately 36,000 square feet pursuant to a lease agreement that expires November 15, 2008. We also lease small sales and marketing facilities in California and in Japan. We own a research and development facility of approximately 17,600 square feet in Chennai, India. We consider these properties as adequate for our business needs.

We also lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at the Guilford facility and we are currently attempting to sublease the unused space. We lease premises of approximately 11,200 square feet in the U.K. where the lease term expires September 2016. During 2003, we discontinued operations in the U.K. Currently, we have subleased the premises for a part of the remaining leasing period to an unrelated business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we could be subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management currently expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material adverse effect on our financial condition, results of operations or cash flows.

In December 2005, a complaint was filed in France against SCM Microsystems GmbH (“SCM GmbH”), one of our wholly-owned subsidiaries, by Aston France S.A.S., alleging participation by SCM GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of SCM GmbH’s Digital Television customers until November 2002, when SCM GmbH entered into a settlement agreement (the “2002 Settlement”) with Aston that included SCM GmbH’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to SCM GmbH. In April 2005, SCM GmbH entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that SCM GmbH had paid to the French government with respect to products that Aston purchased from SCM GmbH prior to November 2002 and (ii) remit the refunded amount to SCM GmbH. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to SCM GmbH.

In its complaint, Aston claimed damages in the amount of EUR 57 million. Further, in November 2005 Aston obtained a preliminary injunction in France to block a payment obligation by Aston to SCM GmbH of the VAT Refund. On February 2, 2006, SCM GmbH filed a counterclaim against Aston in Germany alleging damages in the amount of approximately EUR 11.5 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.

On June 6, 2006, following a court decision in favor of SCM GmbH, Aston paid to SCM GmbH the full amount of the VAT Refund, including currency gains, in the amount of US$5 million.

Effective January 22, 2007, all disputes between and among the parties were settled and withdrawn, with no further payment between the parties, apart from reimbursement in a nominal amount from SCM GmbH to Aston of court awarded legal fees previously paid by Aston to SCM GmbH.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information related to matters submitted to a vote of our security holders at our annual meeting held on November 3, 2006, please see Part II, Item 4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 14, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “SCMM” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “SMY.” According to data available at March 13, 2007, we estimate we had approximately 12,211 stockholders of record and beneficial stockholders. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	Nasdaq		Prime Standard
	National Market		(Quoted in Euros)
	High	Low	High	Low

Fiscal 2005:
First Quarter	$4.92	$3.05	€3.75	€2.35
Second Quarter	$3.50	$2.77	€2.70	€2.33
Third Quarter	$3.32	$2.66	€2.68	€2.21
Fourth Quarter	$3.42	$2.61	€2.89	€2.23
Fiscal 2006:
First Quarter	$3.86	$2.91	€3.22	€2.48
Second Quarter	$3.90	$2.91	€3.10	€2.26
Third Quarter	$3.41	$2.79	€2.64	€2.24
Fourth Quarter	$3.71	$2.98	€2.80	€2.27

We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 and incorporated by reference to our 2007 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the sale of our DTV solutions business in fiscal 2006 and the sale of our retail Digital Media and Video business in fiscal 2003, with both businesses treated as discontinued operations.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$33,613	$27,936	$30,030	$31,147	$43,600
Cost of revenue	21,756	17,106	17,724	18,643	29,993

Gross profit	11,857	10,830	12,306	12,504	13,607

Operating expenses:
Research and development	3,767	4,081	4,807	3,958	2,886
Selling and marketing	7,498	7,040	8,560	7,943	6,449
General and administrative	7,548	9,198	9,021	11,018	11,125
Amortization of intangibles	666	673	1,078	1,129	819
Impairment of goodwill and intangibles	—	—	388	—	6,578
Restructuring and other charges	1,120	319	607	3,283	4,296

Total operating expenses	20,599	21,311	24,461	27,331	32,153

Loss from operations	(8,742)	(10,481)	(12,155)	(14,827)	(18,546)
Loss from investments	—	—	—	(240)	(1,242)
Interest income	1,350	745	806	813	823
Foreign currency gains (losses) and other income (expense)	(225)	1,731	(1,675)	2,643	(1,765)

Loss from continuing operations before income taxes	(7,617)	(8,005)	(13,024)	(11,611)	(20,730)
Benefit (provision) for income taxes	(73)	(150)	173	2,013	(2,890)

Loss from continuing operations	(7,690)	(8,155)	(12,851)	(9,598)	(23,620)
Gain (loss) from discontinued operations, net of income taxes	3,508	(2,109)	(6242)	(13,476)	(25,454)
Gain (loss) on sale of discontinued operations, net of income taxes	5,224	(2,171)	430	(15,102)	—

Net income (loss)	$1,042	$(12,435)	$(18,663)	$(38,176)	$(49,074)

Basic and diluted loss per share from continuing operations	$(0.49)	$(0.53)	$(0.83)	$(0.63)	$(1.52)
Basic and diluted income (loss) per share from discontinued operations	$0.56	$(0.27)	$(0.38)	$(1.86)	$(1.63)
Basic and diluted net income (loss) per share	$0.07	$(0.80)	$(1.21)	$(2.49)	$(3.15)
Shares used to compute basic and diluted income (loss) per share	15,638	15,532	15,402	15,317	15,597

	December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,902	$32,440	$46,153	$55,038	$55,517
Working capital(1)	31,967	27,371	39,161	50,700	83,997
Total assets	51,355	52,734	73,307	96,442	148,617
Total stockholders’ equity	35,318	32,617	46,829	63,424	100,100

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto attached to this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: PC Security and Flash Media Readers. Our products are sold primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; and computer and photographic equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

On May 22, 2006 we completed the sale of our DTV solutions business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as discontinued operations, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. Previously, our operations also included a retail Digital Media and Video business that we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented have been reclassified to reflect the discontinuance of this business. For comparability, certain 2002 figures have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, 2004, 2005 and 2006. (See Note 3 to our consolidated financial statements attached to this Annual Report on Form 10-K.)

In our continuing operations, revenues have grown over the past few quarters, but the rate and sustainability of this progress is unpredictable due to significant variations in demand for our products quarter to quarter. This is particularly true for our PC Security products, many of which are targeted at new smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Sales of our Flash Media Reader products are less subject to this variability; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another.

We have adopted a strategy to grow revenue that is based on introducing new PC Security and Flash Media Reader products to address new market opportunities. During 2006, we experienced increased demand for our smart card readers, primarily from the government sector, where we began to provide readers for new and emerging programs such as e-passports and e-healthcare. While we believe that e-Passport and other government authentication programs will continue to grow in the future and that we will continue to play an active role in providing smart card readers to these programs, it is very difficult to estimate the level or timing of demand in any given period.

In both our PC Security and Flash Media Reader businesses, pricing pressure has increased over the last several quarters, resulting in lower gross profits. To address an increasingly competitive environment, we have put in place cost reduction programs that resulted in margin improvement in the fourth quarter of 2006 and that we believe should result in stable margin levels going forward.

We have taken measures to reduce operating expenses over the last several quarters, the bulk of which have been centered around the outsourcing of our manufacturing operations and the consolidation of facilities and functions. Beginning in October 2005, we began the closure of our Singapore manufacturing facility and shifted the manufacturing of our products and components to external contract manufacturers in Singapore and China. During fiscal 2006, we completed the closure of our Singapore office and moved all corporate finance and compliance functions from California to Germany. In addition, during 2006 we reduced headcount and the use of outside contract personnel, and further curtailed marketing expenses such as tradeshow participation. The full effect of these cost cutting actions was not experienced until the fourth quarter of 2006, when our GAAP operating expenses decreased from an average of $5.7 million for the first three quarters of fiscal 2006 to $3.5 million in the fourth quarter.

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

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At December 31, 2006 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FASB Interpretation No. 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. After evaluating FSP FIN 46(R)-6, we determined that there is no impact to our consolidated financial position, results of operations or cash flows from its adoption.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. After evaluating Issue No. 06-03, we determined that there is no impact to our consolidated financial position, results of operations or cash flows from its adoption.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting For Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

We have completed our initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined, that such adoption will most likely result in a reduction of our disclosed income taxes payable of $1.9 million as of December 31, 2006. The expected reduction of income taxes payable will be accounted for as an increase to the January 1, 2007 beginning balance of retained earnings. Our expectation of the impact from the adoption of FIN 48 is subject to revision as management completes its analysis.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31
	2006	2005	2004

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	64.7	61.2	59.0

Gross profit	35.3	38.8	41.0

Operating expenses:
Research and development	11.2	14.6	16.0
Selling and marketing	22.3	25.2	28.5
General and administrative	22.5	32.9	30.0
Amortization of intangibles	2.0	2.4	3.6
Impairment of goodwill and intangibles	—	—	1.3
Restructuring and other charges (credits)	3.3	1.1	2.0

Total operating expenses	61.3	76.3	81.5

Loss from operations	(26.0)	(37.5)	(40.5)
Interest income, net	4.0	2.7	2.7
Foreign currency gains (losses) and other income (expense)	(0.7)	6.2	(5.6)

Loss from continuing operations before income taxes	(22.7)	(28.7)	(43.4)
Benefit (provision) for income taxes	(0.2)	(0.5)	0.6

Loss from continuing operations	(22.9)	(29.2)	(42.8)
Gain (loss) from discontinued operations, net of income taxes	10.4	(7.5)	(20.8)
Gain (loss) on sale of discontinued operations	15.5	(7.8)	1.4

Net income (loss)	3.1%	(44.5)%	(62.2)%

We sell our secure digital access products into two market segments: PC Security and Flash Media Readers.

•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic passports, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities.

•	For the Flash Media Reader market, we offer digital media readers that are used to transfer digital content to and from various flash media. These readers are primarily used in digital photo kiosks.

Revenue

The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2006, 2005 and 2004:

		% Change		% Change
	Fiscal	2005	Fiscal	2004	Fiscal
	2006	to 2006	2005	to 2005	2004
	(In thousands)

PC Security
Revenues	$23,745	36%	$17,415	(13)%	$20,017
Percentage of total revenues	71%		62%		67%
Flash Media Readers
Revenues	$9,868	(6)%	$10,521	5%	$10,013
Percentage of total revenues	29%		38%		33%

Total revenues	$33,613	20%	$27,936	(7)%	$30,030

Fiscal 2006 Revenue Compared with Fiscal 2005 Revenue

Revenue for the year ended December 31, 2006 was $33.6 million, an increase of 20% from $27.9 million in 2005. This increase was driven by higher demand for our PC Security products, offset by a slight decrease in sales of Flash Media Reader products. Sales of our PC Security products accounted for 71% and sales of our Flash Media Reader products accounted for 29% of total revenue in 2006.

Sales of our PC Security products increased 36% to $23.7 million in 2006, compared with $17.4 million in 2005. This product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control access to computers and computer networks, buildings or other facilities, and border entry points. Revenue in this product line is subject to significant variability based on the size and timing of product orders. The majority of product orders are tied to government or corporate security projects that typically deploy our smart card readers in one or more stages, resulting in order volumes that can range from small to very large over a series of months or years. In 2006, higher revenue levels were primarily the result of higher sales of smart card readers in the United States for U.S. government security projects as well as growth in demand for our products in Europe primarily related to e-passport projects. We believe that potential growth in sales of our PC Security products has been curtailed by the slow pace at which new smart card programs reach a stage requiring high volumes, which directly drives demand for our readers.

Revenue from our Flash Media Reader product line decreased 6% from $10.5 million in 2005 to $9.9 million in 2006. Flash Media Reader revenue consists of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos, and in consumer electronics products such as televisions to download and view digital photos. The revenue decrease in 2006 was primarily due to a reduction in the price we were able to charge the primary customer for one of our digital media reader products, as the customer had decided they did not need the advanced functionality provided by components we previously had used in the readers. We therefore began to use simpler and less expensive components and thus the price of the product was lowered.

Fiscal 2005 Revenue Compared with Fiscal 2004 Revenue

Revenue for the year ended December 31, 2005 was $27.9 million, down 7% from $30.0 million in 2004. Sales of our Security products accounted for 62% and sales of our Flash Media Reader products accounted for 38% of total revenue in 2005.

Sales of our PC Security products decreased 13% to $17.4 million in 2005, compared with $20.0 million in 2004. Revenue in this product line is subject to significant variability based on the size and timing primarily of product orders. In 2005, lower revenue levels were primarily the result of fluctuations in order levels, as well as some impact from continued competition for business in Europe, based on price. In particular, we experienced significantly lower sales in the U.S. compared with the prior year period due to the timing of orders for smart card readers for U.S. government security projects.

Revenue from our Flash Media Reader product line increased 5% from $10.0 million in 2004 to $10.5 million in 2005. During the first half of 2005, we ceased to sell certain products within this business, which reduced our revenue base significantly. Beginning in the third quarter, we introduced a new category of digital media reader products designed to be embedded in televisions, which helped us to partially offset this revenue loss and stabilize revenue levels.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2006, 2005 and 2004:

		% Change		% Change
	Fiscal	2005	Fiscal	2004	Fiscal
	2006	to 2006	2005	to 2005	2004
	(In thousands)

PC Security
Revenues	$23,745		$17,415		$20,017
Gross profit	9,725	59%	6,120	(25)%	8,190
Gross profit %	41%		35%		41%
Flash Media Readers
Revenues	$9,868		$10,521		$10,013
Gross profit	2,132	(55)%	4,710	14%	4,116
Gross profit %	22%		45%		41%

Total:
Revenues	$33,613		$27,936		$30,030
Gross profit	11,857	9%	10,830	(12)%	12,306
Gross profit %	35%		39%		41%

Gross profit for 2006 was $11.9 million, or 35% of revenue. During 2006 gross profit for our PC Security products was impacted by increased pricing pressure, offset by the effect of a more favorable product mix as we increased the number of contactless readers sold, particularly for e-passport applications During the fourth quarter of 2006, we experienced an increase in gross profit in our PC Security business primarily due to better inventory management and cost reduction programs established earlier in the year. In our Flash Media Reader business, gross profit was impacted by pricing pressure, as well as by an increasing proportion of lower margin products sold.

Gross profit for 2005 was $10.8 million, or 39% of revenue. Our 2005 gross profit was negatively impacted by inventory write-downs of approximately $1.3 million in our PC security segment, severance costs for manufacturing personnel in our Singapore facility of $0.5 million, as well as by pricing pressure, mix of products sold and tooling costs.

Gross profit for 2004 was $12.3 million, or 41% of total revenue. Our 2004 gross profit was adversely impacted by inventory write-downs of $0.7 million related to PC Security product inventory and $0.7 million related to Flash Media Reader product inventory.

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

Operating Expenses

Research and Development

		% Change		% Change
	Fiscal	2005	Fiscal	2004	Fiscal
	2006	to 2006	2005	to 2005	2004
	(In thousands)

Expenses	$3,767	(8)%	$4,081	(15)%	$4,807
Percentage of revenue	11%		15%		16%

Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development.

We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. In 2006, we focused primarily on the development of smart card reader technology for the global e-passport market, electronic ID applications and the German e-healthcard program. Research and development expenses were $3.8 million in 2006, or 11% of revenue, compared with $4.1 million in 2005, or 15% of revenue, a decrease of 8%. This decrease was primarily due to a lower level of external resources used, as well as the offsetting effects of approximately $0.2 million of contributions from customer funded development.

In 2005, research and development expenses decreased 15% from 2004 levels of $4.8 million, which represented 16% of revenue. This decrease was primarily due to lower headcount and contract service costs and to the offsetting effect of customer funded development contributions of $0.4 million.

We expect our research and development expenses to vary based on future project demands.

Selling and Marketing

		% Change		% Change
	Fiscal	2005	Fiscal	2004	Fiscal
	2006	to 2006	2005	to 2005	2004
			(In thousands)

Expenses	$7,498	7%	$7,040	(18)%	$8,560
Percentage of revenue	22%		25%		29%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. In 2006, these opportunities included e-passport, electronic ID applications and the early stages of the e-healthcard program in Germany. Selling and marketing expenses were $7.5 million in 2006, or 22% of revenue, compared with $7.0 million, or 25% of revenue in 2005, an increase of 7%. The increase primarily consisted of $0.3 million in severance costs related to the consolidation and closure of facilities in the third quarter of 2006, as part of the Company’s efforts to lower expenses. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

In 2005, sales and marketing expenses decreased 18% from $8.6 million in 2004, which represented 29% of revenue. This decrease was primarily the result of planned reductions in headcount and tradeshow expenditures as part of the Company’s efforts to lower expenses.

During 2004, selling and marketing expenses decreased in the second half of the year as we completed the launch of several new products. While there was an overall decrease in spending, this decrease was offset in part by increased costs associated with the effect of foreign currency exchange related to the payment of European employees in euros.

We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.

General and Administrative

		% Change		% Change
	Fiscal	2005	Fiscal	2004	Fiscal
	2006	to 2006	2005	to 2005	2004
			(In thousands)

Expenses	$7,548	(18)%	$9,198	2%	$9,021
Percentage of revenue	22%		33%		30%

General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, professional fees arising from legal, auditing and other consulting services.

In 2006, general and administrative expenses were $7.5 million, or 22% of revenue, compared with $9.2 million, or 33% of revenue in 2005, a decrease of 18%. The reduction in general and administrative expenses in 2006 primarily related to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the transfer of local finance functions from Singapore and the U.S. to Germany. These actions have resulted in a more streamlined and efficient audit process and a decrease in the number of personnel required to prepare our financial statements. The streamlining of general and administrative functions was accompanied by a further reduction in expenditures for third-party professional fees. The majority of the decrease occurred in the fourth quarter of 2006, which also resulted in a more favorable comparison for the year as a whole.

General and administrative expenses in 2005 were relatively unchanged from 2004 levels. While the Company initiated cost reduction measures in the second half of 2004, including a small reduction in headcount and a reduction in expenditures for third-party professional fees, these measures were partially offset by increased costs associated with the effect of foreign currency exchange related to the payment of European employees in euros and increased spending related to Sarbanes-Oxley compliance.

Amortization of Intangibles

Amortization of intangible assets was $0.7 million in 2006, $0.7 million in 2005 and $1.1 million in 2004. Lower amortization amounts in 2005 and 2006 reflect a lower level of intangible assets on our balance sheet.

Impairment of Goodwill and Intangibles

As required under SFAS No. 142, we evaluate the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet from time to time and we will record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

In 2006 and 2005, no charge for impairment was recorded.

In 2004 we concluded that the carrying value of customer relations and core technology relating to a past acquisition was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, we took a charge of $0.4 million under SFAS No. 144 for intangible asset impairment.

Restructuring and Other Charges (Credits)

During 2006, we recorded restructuring and other charges of $1.4 million, primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate corporate finance and compliance functions from the U.S. to Germany and local finance functions from the U.S. and Singapore to Germany, as well as the outsourcing of our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel of approximately $0.3 million have been recorded in cost of revenue (See Note 8 to our consolidated financial statements attached to this Annual Report on Form 10-K).

During 2005, we incurred restructuring and other charges of $0.8 million, which included $0.2 million of severance costs related to a reduction in force of non-manufacturing personnel at our Singapore facility, resulting from our decision to outsource manufacturing operations to contract manufacturers. Severance costs for manufacturing personnel of $0.5 million were recorded in cost of revenue. (See Note 8 to our consolidated financial statements attached to this Annual Report on Form 10-K.) Restructuring and other charges in 2005 also included $0.1 million primarily related to changes in estimates for European tax related matters.

During 2004, we incurred restructuring and other credits related to continuing operations of $0.6 million, which resulted primarily from restructuring costs related to cost reduction actions taken by management during the second half of the year that included employee severance charges of $0.6 million.

Loss from Investments

From time to time, we may make strategic investments in both private and public companies. During each quarter, we evaluate our investments for possible asset impairment. We examine a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term.

We had no strategic investments in 2006, 2005 or 2004 and therefore did not record a loss or gain related to investments during these periods.

Interest Income, Net

Interest income, net consists of interest earned on invested cash, offset by interest paid or accrued on outstanding debt.

Interest income resulting from cash balances was $1.4 million in 2006, $0.7 million in 2005 and $0.8 million in 2004. Higher interest income in 2006 resulted from higher interest rates and a greater amount of cash invested. The 2005 period includes a cumulative adjustment to interest income taken in the second quarter for the correction of an error in accounting for the amortization of premiums and discounts on investments. The correction of the error resulted in a reduction of interest income in the second quarter and the year of 2005 of approximately $0.3 million.

Reductions in invested cash balances in 2005 compared with 2004 were offset by higher rates of return on invested funds.

Foreign Currency Gains and Losses and Other Income and Expense

We recorded foreign currency exchange losses and other expense of $0.2 million in 2006, foreign currency exchange gains and other income of $1.7 million in 2005, and foreign currency losses and other expenses of $1.7 million in 2004. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the euro.

During 2006, foreign currency losses were $0.3 million, due primarily to the devaluation of the U.S. dollar. Other income was $0.1 million.

During 2005, foreign currency gains were $1.6 million, due primarily to the revaluation of dollar holdings in an entity where the euro is the functional currency. Other income was $0.1 million, primarily attributable to the settlement of transactional tax issues in Europe.

During 2004, net foreign currency losses resulted from foreign currency losses of $1.6 million, due primarily to the decrease in the value of the U.S. dollar as compared with the euro.

Income Taxes

In 2006 and 2005, we recorded provisions for income taxes of $0.1 million and $0.2 million, respectively, primarily resulting from taxes payable in foreign jurisdictions that are not offset by operating loss carryforwards.

In 2004, we recorded a net benefit for income taxes of $0.2 million, primarily due to changes in estimates for taxes related to foreign tax jurisdictions.

Discontinued Operations

On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Revenue for the DTV solutions business was $13.5 million, $20.8 million and $19.1 million in 2006, 2005 and 2004, respectively. Operating loss for the DTV solutions business was $1.3 million, $1.9 million and $6.6 million in 2006, 2005 and 2004, respectively. Net gain (loss) for the DTV solutions business in 2006, 2005 and 2004 was $3.0 million, $(1.6) million and $(6.1) million, respectively.

During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation.

Revenue for the retail Digital Media and Video business in 2006, 2005 and 2004 was $0, $0 and $16,000, respectively. Operating loss for the retail Digital Media and Video business for the same periods was $0.2 million, $0.3 million and $0.3 million, respectively. Net gain (loss) for the retail Digital Media and Video business for 2006, 2005 and 2004 was $0.5 million, $(0.5) million and $(0.2) million, respectively.

During 2006, we recorded a net gain on disposal of discontinued operations of $5.2 million, primarily related to the sale of the assets of the DTV solutions business.

During 2005, our net loss on disposal of discontinued operations was $2.2 million, of which the majority related to the settlement of litigation with DVD Cre8, Inc. and related legal costs.

During 2004, our net gain on disposal of discontinued operations was $0.4 million and included $1.6 million of inventory and asset recoveries, offset in part by changes in estimate of lease commitments of $0.4 million and legal costs of $0.8 million.

Liquidity and Capital Resources

As of December 31, 2006, our working capital, which we have defined as current assets less current liabilities, was $32.0 million, compared to $27.3 million as of December 31, 2005. Working capital increased in 2006 by approximately $4.7 million. While current assets increased by $0.5 million resulting from an increase in cash, cash equivalents and short-term investments of $4.5 million which was mainly offset in part by a reduction in inventories of $4.1 million, current liabilities decreased by $4.1 million resulting primarily from lower accounts payable by $1.1 million, reduced accruals by $2.6 million and a decrease in income taxes payable by $0.4 million.

In 2006, cash and cash equivalents increased by $18.4 million, primarily due to the maturity of short-term investments which have been invested short-term in cash. Operating activities provided $0.2 million, investing activities provided $17.5 million, financing activities resulted in a positive cash flow of $0.3 million and the effect of exchange rates on cash and cash equivalents was $0.5 million.

Cash used in continuing operations of $10.3 million was primarily due to a net loss before discontinued operations and depreciation and amortization of $6.7 million. The remaining $3.6 million cash used in continuing operations resulted mainly from the net effect of changes in working capital. Cash provided in operating activities from discontinued operations was $10.5 million and consisted primarily of the $9.0 million received in the sale of the DTV solutions business offset in part by the value of the sold working capital positions as well as the $5.0 million received from Aston for a VAT refund.

Cash provided by investing activities from continuing operations of $14.0 million resulted primarily from the maturity of short-term investments of $16.9 million, partially offset by purchases of $2.9 million.

Cash provided by investing activities from discontinued operations resulted from the sale of the DTV solutions business. The $3.5 million represented the net book value of sold assets and liabilities in the transaction.

Cash provided by financing activities was from the issuance of common stock of $0.3 million related to the Company’s employee stock purchase and stock option programs. At December 31, 2006, our outstanding stock options as a percentage of outstanding shares were 11%, compared to 18% at December 31, 2005.

During 2006, we used $10.3 million in cash to fund continuing operations. We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2007. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2006 (in thousands):

		Less Than 1	1-3	3-5	More Than 5
	Total	Year	Years	Years	Years

Operating leases	$6,284	$1,795	$2,368	$1,038	$1,083
Purchase commitments	8,635	8,635	—	—	—

Total Obligations	$14,919	$10,430	$2,368	$1,038	$1,083

Approximately $1.8 million of the purchase commitments relate to the sold DTV solutions business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

We transact business in various foreign currencies and accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated sales and operating expenses in Europe, Singapore, India and Japan, where we conduct business in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Our foreign currency exchange gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed a sensitivity analysis as of December 31, 2006 and 2005 using a modeling technique which evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at December 31, 2006 and 2005. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $1.1 million and $1.0 million for 2006 and 2005, respectively.

Fixed Income Investments

We do not use derivative financial instruments in our investment portfolio. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of any investment in our portfolio is limited to less than one year. The guidelines also establish credit quality standards, limits on exposure to one issue or issuer, as well as to the type of instrument. Due to the limited duration and credit risk criteria we have established, our exposure to market and credit risk is not expected to be material.

At December 31, 2006, we had $32.1 million in cash and cash equivalents and $4.8 million in short-term investments. Based on our cash and cash equivalents and short term investments as of December 31, 2006, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not be expected to materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

As a result of the SEC’s extension of the deadline for non-accelerated filers’ compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as a non-accelerated filer we are not subject to these requirements in our annual report on Form 10-K for the fiscal year ending December 31, 2006. We will be required to provide management’s report on internal control over financial reporting beginning with our annual report for the fiscal year ending on December 31, 2007. Further, we will be required to file the auditor’s attestation report on internal control over financial reporting beginning with our annual report for the fiscal year ending on December 31, 2008.

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Election of Directors” and “Matters Relating to the Board of Directors” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, referred to in the Annual Report on Form 10-K as the “Proxy Statement,” which we expect will be filed within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” that will be set forth in the Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” that will be set forth in the Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Committees” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth under the section captioned “Executive Compensation” contained in the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

1. Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Reports are incorporated by reference to pages F-1 through F-28 of this Form 10-K.

a. The consolidated balance sheets as of December 31, 2006 and 2005, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, together with the notes thereto.

b. The report of our Independent Registered Public Accounting Firm.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of			End of
Classification	Period	Additions	Deductions	Period
	(In thousands)

Accounts receivable allowances
Year ended December 31, 2004	$3,303	$119	$1,215	$2,207
Year ended December 31, 2005	2,207	—	1,235	972
Year ended December 31, 2006	972	119	224	867
Warranty accrual
Year ended December 31, 2004	$326	$423	$505	$244
Year ended December 31, 2005	244	409	500	153
Year ended December 31, 2006	153	227	346	34

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation
3	.2(5)	Amended and Restated Bylaws of Registrant.
3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate.
4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10	.1(1)*	Form of Director and Officer Indemnification Agreement.
10	.2(8)*	Amended 1997 Stock Plan.
10	.3(1)*	1997 Employee Stock Purchase Plan.
10	.4(1)*	1997 Director Option Plan.
10	.5(1)*	1997 Stock Option Plan for French Employees.
10	.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10	.7(2)*	2000 Non-statutory Stock Option Plan.
10	.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.
10	.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10	.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10	.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10	.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.
10	.15(13)*	Description of Executive Compensation Arrangement.
10	.16(14)*	Management by Objective (MBO) Bonus Program Guide.
10	.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

Exhibit
Number		Description of Document

10	.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.
10	.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.
10	.20(15)*	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.
10	.21(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.
10.22		Purchase Agreement between SCM Microsystems and Kudelski S.A.
10	.23(16)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.
10	.24(16)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.
10	.25(16)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.
10.26		Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.
10	.27(17)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer and Director

March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Werner Koepf Werner Koepf	Chairman of the Board	March 19, 2007

/s/ Robert Schneider Robert Schneider	Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2007

/s/ Stephan Rohaly Stephan Rohaly	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 19, 2007

/s/ Manuel Cubero Manuel Cubero	Director	March 19, 2007

/s/ Hagen Hultzsch Hagen Hultzsch	Director	March 19, 2007

/s/ Steven Humphreys Steven Humphreys	Director	March 19, 2007

/s/ Ng Poh Chuan Ng Poh Chuan	Director	March 19, 2007

/s/ Simon Turner Simon Turner	Director	March 19, 2007

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SCM Microsystems, Inc.:

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 20, 2007

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$32,103	$13,660
Short-term investments	4,799	18,780
Accounts receivable, net of allowances of $867 and $972 as of December 31, 2006 and 2005, respectively	6,583	6,904
Inventories	1,927	6,005
Other current assets	2,489	2,038

Total current assets	47,901	47,387
Property and equipment, net	1,457	3,050
Intangible assets, net	272	879
Other assets	1,725	1,418

Total assets	$51,355	$52,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,572	$5,700
Accrued compensation and related benefits	1,729	2,708
Accrued restructuring and other charges	3,431	3,897
Accrued professional fees	1,063	1,644
Accrued royalties	971	1,244
Other accrued expenses	2,289	2,565
Income taxes payable	1,879	2,258

Total current liabilities	15,934	20,016

Deferred tax liability	103	101
Commitments and contingencies (see Notes 12 and 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,316 and 16,211 shares issued and 15,698 and 15,593 shares outstanding as of December 31, 2006 and 2005, respectively	16	16
Additional paid-in capital	228,580	227,676
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(191,714)	(192,756)
Other cumulative comprehensive income	1,213	458

Total stockholders’ equity	35,318	32,617

Total liabilities and stockholders’ equity	$51,355	$52,734

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenue	$33,613	$27,936	$30,030
Cost of revenue	21,756	17,106	17,724

Gross profit	11,857	10,830	12,306

Operating expenses:
Research and development	3,767	4,081	4,807
Selling and marketing	7,498	7,040	8,560
General and administrative	7,548	9,198	9,021
Amortization of intangibles	666	673	1,078
Impairment of intangibles	—	—	388
Restructuring and other charges	1,120	319	607

Total operating expenses	20,599	21,311	24,461

Loss from operations	(8,742)	(10,481)	(12,155)
Interest income	1,350	745	806
Foreign currency gains (losses) and other income (expense), net	(225)	1,731	(1,675)

Loss from continuing operations before income taxes	(7,617)	(8,005)	(13,024)
Benefit (provision) for income taxes	(73)	(150)	173

Loss from continuing operations	(7,690)	(8,155)	(12,851)
Gain (loss) from discontinued operations, net of income taxes	3,508	(2,109)	(6,242)
Gain (loss) on sale of discontinued operations, net of income taxes	5,224	(2,171)	430

Net income (loss)	$1,042	$(12,435)	$(18,663)

Basic and diluted loss per share from continuing operations	$(0.49)	$(0.53)	$(0.83)

Basic and diluted income (loss) per share from discontinued operations	$0.56	$(0.27)	$(0.38)

Basic and diluted net income (loss) per share	$0.07	$(0.80)	$(1.21)

Shares used to compute basic and diluted income (loss) per share	15,638	15,532	15,402

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004

						Other
						Cumulative
			Additional			Comprehensive	Total	Comprehensive
	Common Stock		Paid-in	Treasury	Accumulated	Income	Stockholders’	Income
	Shares	Amount	Capital	Stock	Deficit	(Loss)	Equity	(Loss)
	(In thousands)

Balances, January 1, 2004	15,300	15	226,582	(2,777)	(161,658)	1,262	63,424
Issuance of common stock upon exercise of options	70	—	413	—	—	—	413
Issuance of common stock under Employee Stock Purchase Plan	114	—	371	—	—	—	371
Non-employee stock-based compensation expense	—	—	32	—	—	—	32
Unrealized loss on investments	—	—	—	—	—	(202)	(202)	$(202)
Foreign currency translation adjustment	—	—	—	—	—	1,454	1,454	1,454
Net loss	—	—	—	—	(18,663)	—	(18,663)	(18,663)

Comprehensive loss	—	—	—	—	—	—	—	$(17,411)

Balances, December 31, 2004	15,484	15	227,398	(2,777)	(180,321)	2,514	46,829
Issuance of common stock upon exercise of options	2	—	6	—	—	—	6
Issuance of common stock under Employee Stock Purchase Plan	107	1	272	—	—	—	273
Realized gain on investments adjustments	—	—	—	—	—	(49)	(49)	$(49)
Unrealized gain on investments	—	—	—	—	—	229	229	229
Foreign currency translation adjustment	—	—	—	—	—	(2,236)	(2,236)	(2,236)
Net loss	—	—	—	—	(12,435)	—	(12,435)	(12,435)

Comprehensive loss	—	—	—	—	—	—	—	$(14,491)

Balances, December 31, 2005	15,593	$16	$227,676	$(2,777)	$(192,756)	$458	$32,617
Issuance of common stock upon exercise of options	26	—	72	—	—	—	72
Issuance of common stock under Employee Stock Purchase Plan	79	—	190	—	—	—	190
Stock-based compensation expense	—	—	642	—	—	—	642
Unrealized gain on investments	—	—	—	—	—	71	71	$71
Foreign currency translation adjustment	—	—	—	—	—	684	684	684
Net income	—	—	—	—	1,042	—	1,042	1,042

Comprehensive income	—	—	—	—	—	—	—	$1,797

Balances, December 31, 2006	15,698	$16	$228,580	$(2,777)	$(191,714)	$1,213	$35,318

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,042	$(12,435)	$(18,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Loss (gain) from discontinued operations	(8,732)	4,280	5,812
Deferred income taxes	2	(30)	(224)
Depreciation and amortization	1,036	1,703	2,933
Stock-based compensation expense	632	—	32
Loss (gain) on disposal of property and equipment	46	(128)	58
Impairment of intangibles	—	—	388
Changes in operating assets and liabilities:
Accounts receivable	(2,388)	2,414	(1,366)
Inventories	398	(1,021)	2,005
Other assets	(574)	367	6,060
Accounts payable	81	1,860	(1,936)
Accrued expenses	(1,990)	(5,402)	(3,264)
Income taxes payable	102	174	(652)

Net cash used in operating activities from continuing operations	(10,345)	(8,218)	(8,817)
Net cash provided by (used in) operating activities from discontinued operations	10,524	(4,595)	(2,355)

Net cash provided by (used in) operating activities	179	(12,813)	(11,172)

Cash flows from investing activities:
Capital expenditures	(73)	(57)	(166)
Proceeds from disposal of property and equipment	11	381	32
Sales and maturities of short-term investments	16,918	12,055	4,849
Purchases of short-term investments	(2,878)	(15,851)	(14,385)

Net cash provided by (used in) investing activities from continuing operations	13,978	(3,472)	(9,670)
Net cash provided by (used in) investing activities from discontinued operations	3,484	(17)	(196)

Net cash provided by (used in) investing activities	17,462	(3,489)	(9,866)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	262	279	784

Net cash provided by financing activities	262	279	784

Effect of exchange rates on cash and cash equivalents	540	(1,498)	2,053

Net increase (decrease) in cash and cash equivalents	18,443	(17,521)	(18,201)
Cash and cash equivalents, beginning of year	13,660	31,181	49,382

Cash and cash equivalents, end of year	$32,103	$13,660	$31,181

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$96	$730

Income taxes paid	$133	$40	$144

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

SCM Microsystems (“SCM” or “the Company”) was incorporated under the laws of the State of Delaware in December 1996. SCM’s principal business activity is the design, development and sale of hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. The Company sells its products primarily into two market segments: PC Security and Flash Media Readers. In the PC Security market, the Company provides smart card reader technology that enables secure access to PCs, networks and physical facilities. In the Flash Media Reader market, the Company provides digital media readers that are used to transfer digital content to and from various flash media. SCM’s target customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for SCM’s smart card readers; and computer and photographic equipment manufacturers for the Company’s digital medial readers. SCM sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.

SCM maintains its corporate headquarters in Ismaning, Germany, with additional facilities in India, the United States and Japan for research and development and sales and marketing.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of SCM and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to SCM’s former Digital Television solutions (“DTV solutions”) business and retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 3.

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

Short-term Investments — Short-term investments consist of corporate notes and United States government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive gain or loss. Gains and losses on sales of investments are determined on a specific identification basis. Short-term investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary.

Fair Value of Financial Instruments — SCM’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2006 and 2005, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 4 for fair value of investments.)

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

Intangible and Long-lived Assets — The Company evaluates long-lived assets under Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SCM evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the useful lives of the related assets, from two to five years. During the fourth quarter of 2004, SCM recognized an impairment charge of $0.4 million relating to the intangible assets from a past acquisition.

Revenue Recognition — SCM recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped.

Research and Development — Research and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Cost contributions by customers are accounted for as reductions in research and development expenses.

Freight Costs — SCM reflects the cost of shipping its products to customers as cost of revenue. Since 2005, reimbursements received from customers for freight costs are recognized in revenue. Customer reimbursements for freight are not significant.

Income Taxes — SCM accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 2006 and 2005, a full valuation allowance was provided against the net deferred tax assets.

Stock-based Compensation — During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123 — revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

Net Income or Loss Per Share — Basic and diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period. Dilutive-potential common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive. If there is a loss from continuing operations, diluted net income per share would be computed in the same manner as basic net income per share is computed, even if an entity has net income after adjusting for a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change.

Foreign Currency Translation and Transactions — The functional currencies of SCM’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which, effective January 1, 2004, uses the U.S. dollar as its functional currency. The change in the functional currency of the Singapore subsidiary was in accordance with SFAS 52, Foreign Currency Translation, and reflects the changed economic facts and circumstances of the Singapore subsidiary. The books of record of the Singapore subsidiary are maintained in its functional currency, the U.S. dollar. For those subsidiaries whose functional currency is the local currency, SCM translates assets and liabilities to U.S. dollars using period end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currencies of SCM or its subsidiaries are included in other income and expense. SCM recorded a currency loss of $0.3 million in fiscal year 2006, a currency gain of $1.7 million in fiscal 2005 and a currency loss of $1.6 million in fiscal 2004.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments. SCM’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. SCM primarily sells its products to companies in the United States, Asia and Europe. One U.S. based customer represented 17% and one Asia based customer represented 19% of accounts receivable at December 31, 2006. The Company does not require collateral or other security to support accounts receivable. To reduce risk, SCM’s management performs ongoing credit evaluations of its customers’ financial condition. SCM maintains allowances for potential credit losses.

Comprehensive Gain (Loss) — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recently Issued Accounting Standards

In April 2006, the FASB issued FASB Staff Position FASB Interpretation No. 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 provides additional guidance to consider for determining variability. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. After evaluating FSP FIN 46(R)-6, the Company determined that there is no impact to its consolidated financial position, results of operations or cash flows from its adoption.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. After evaluating Issue No. 06-03, the Company determined that there is no impact to its consolidated financial position, results of operations or cash flows from its adoption.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined, that such adoption will most likely result in a reduction of its disclosed income taxes payable of $1.9 million as of December 31, 2006. The expected reduction of income taxes payable will be accounted for as an increase to the January 1, 2007 beginning balance of retained earnings. The Company’s expectation of the impact from the adoption of FIN 48 is subject to revision as management completes its analysis.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

2.	Stockholders’ Equity and Stock Based Compensation

Repurchase Plan

In October 2002, SCM’s Board of Directors approved a stock repurchase program in which up to $5.0 million may be used to purchase shares of the Company’s common stock on the open market in the United States or Germany from time to time over two years, depending on market conditions, share prices and other factors. During 2003 and 2002, SCM repurchased a total of 618,400 shares of its common stock under the program for an aggregate of $2.8 million. The stock repurchase program ended in the fourth quarter of 2004.

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

Stock Based Compensation Plans

The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% each year over four years and expire ten years from the grant date. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. As of December 31, 2006, the Company had approximately 4.5 million shares of common stock reserved for future issuance under the stock option plans and ESPP. The Company’s ESPP, its director option plan and one of its employee stock option plans will expire in March 2007.

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

The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the year ended December 31, 2006, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

Compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.

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

As a result of adopting SFAS 123(R), the Company’s loss from continuing operations before the income tax provision and net loss from discontinued operations for the year ended December 31, 2006 was $0.6 million higher than it would have been had the Company continued to account for share-based compensation under APB 25. Basic and diluted net loss per share from continuing operations for the year ended December 31, 2006 would have been $0.04 lower, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the year ended December 31, 2006 from adopting SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“SFAS 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the audited condensed consolidated statement of operations for the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006

Cost of revenue	$36
Research and development	110
Selling and marketing	163
General and administrative	323

Stock-based compensation expense before income taxes	$632
Income tax benefit	—

Stock-based compensation expense after income taxes	$632

Stock Option Plans

A total of 4,084,775 shares of common stock are currently reserved for future grant under the Company’s stock option plans.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity under the Company’s stock option plans for the three years ended December 31, 2006 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual
	for Grant	Outstanding	per Share	Intrinsic Value	Life (in years)

Balance at December 31, 2003 (1,756,560 exercisable at $29.54)	2,880,435	2,979,859	$22.92
Options Authorized	35,000	—	—
Options granted	(512,897)	512,897	$3.95
Options cancelled or expired	495,693	(495,693)	$25.36
Options exercised	—	(69,477)	$5.95	$130,700

Balance at December 31, 2004 (1,936,445 exercisable at $27.03)	2,898,231	2,927,586	$19.58

Options Authorized	35,000	—	—
Options granted	(331,928)	331,928	$3.49
Options cancelled or expired	435,005	(435,005)	$28.93
Options exercised	—	(1,748)	$3.31	$1,901

Balance at December 31, 2005 (2,099,539 exercisable at $20.56)	3,036,308	2,822,761	$16.26	—	6.07

Options Authorized	35,000	—	—
Options granted	(376,794)	376,794	$3.26	—	—
Options cancelled or expired	1,390,261	(1,390,261)	$17.71	—	—
Options exercised	—	(26,039)	$2.78	$8,716	—

Balance at December 31, 2006	4,084,775	1,783,255	$12.58	$81,808	5.79

Vested or expected to vest at December 31, 2006		1,660,044	$13.28	$70,111	—

Exerciseable at December 31, 2006		1,208,481	$17.02	$43,299	4.35

The following table summarizes information about options outstanding as of December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 2.65 - $ 3.08	368,690	8.34	$2.89	150,041	$2.82
$ 3.10 - $ 3.41	388,646	8.78	3.32	53,495	3.29
$ 3.44 - $ 8.08	513,988	5.23	7.02	493,563	7.10
$ 8.10 - $45.56	381,680	1.93	24.75	381,131	24.77
$47.88 - $83.00	130,251	3.19	53.89	130,251	53.89

$ 2.65 - $83.00	1,783,255	5.79	$12. 58	1,208,481	$17.02

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2006, 2005 and 2004 was $1.71, $2.76, and $3.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $8,716, $1,901, and $130,700, respectively. Cash proceeds from the exercise of stock options were $72,000, $5,800 and $414,000 for the three years ended December 31, 2006,

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004, respectively. No income tax benefit was realized from the stock option exercises during the three year period ended December 31, 2006. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the year ended December 31, 2006 was $0.6 million. At December 31, 2006, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.59 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three years ended December 31, 2006, respectively:

	2006	2005	2004

Risk-free interest rate	4.81%	3.84%	3.43%
Expected volatility	67%	90%	93%
Expected term in years	3.92	4.00	4.00
Dividend yield	None	None	None

Expected Volatility:  The Company’s computation of expected volatility for the year ended December 31, 2006 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life. Prior to the year ended December 31, 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate:  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the year ended December 31, 2006 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock options are generally granted with vesting periods between one and four years.

Forfeiture Rates:  Compensation expense recognized in the consolidated statement of operations for the fiscal year 2006 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

1997 Employee Stock Purchase Plan

Under the Company’s ESPP, up to 1,021,887 shares of the Company’s common stock may be issued. The Company’s ESPP permits eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company has a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share is lower on the purchase date than the beginning of the offering period, the current offering period terminates and a new two-year offering period will commence. The Company’s ESPP restricts the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. During 2006, 2005 and 2004, a total of 78,679, 107,526 and 114,151 shares, respectively, were issued under the plan. As of December 31, 2006, 354,899 shares were available for future issuance under the Company’s ESPP. The ESPP will expire in March 2007.

The fair value of issuances under the Company’s ESPP is estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the year ended December 31, 2006 was $111,000. At December 31, 2006, there was $61,000 of unrecognized stock-based compensation expense related to outstanding ESPP shares that is expected to be recognized over a twenty two month period.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2006	2005	2004

Expected life	15 months	6 months	6 months
Risk-free interest	4.90%	2.56%	2.00%
Volatility	49%	76%	73%
Dividend yield	None	None	None

The weighted-average fair value of purchase rights granted under the Purchase Plan in 2006, 2005 and 2004 was $1.36, $1.08 and $1.89 per share, respectively.

Prior to 2006, the Company accounted for its employee stock option and employee stock purchase plans under the intrinsic value recognition and measurement principles of APB No. 25 and related Interpretations, and had adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosures. As the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized in the Company’s financial statements.

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility. As the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its stock-based awards to its employees.

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its ESPP, the Company’s net loss and net loss per share for the fiscal years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net loss as reported	$(12,435)	$(18,663)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—
Less: Stock-based compensation expense determined under fair value method for all awards	(1,363)	(2,494)

Pro forma net loss	$(13,798)	$(21,157)

Net loss per share, as reported — basic and diluted	$(0.80)	$(1.21)
Pro forma loss per share — basic and diluted	$(0.89)	$(1.37)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for total expected consideration of $11 million in cash, of which $9 million has been received as of December 31, 2006. As part of the purchase contract, the remaining $2 million was to be paid to the Company upon fulfillment of certain conditions. Based on recent actions by Kudelski and the terms of the purchase agreement, the Company has made demand for payment of the remaining $2 million. The obligation to make the additional $2 million payment is disputed by Kudelski. Accordingly, the Company has not recorded the $2 million as a receivable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2006, 2005 and 2004, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million, excluding the $2 million noted above.

Based on a “Transition Services and Side Agreement” between the Company and Kudelski, revenues relating to the discontinued operations of the DTV solutions business will be generated for a limited time. Based on this agreement, a service fee is earned by the Company for its services to order products with a supplier of DTV solutions business products and to sell these products to Kudelski. It is expected that these revenues will be generated until approximately the second quarter of 2007.

The operating results for the discontinued operations of the DTV solutions business for the fiscal years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net revenue	$13,513	$20,785	$19,054
Operating loss	$(1,287)	$(1,868)	$(6,571)
Income (loss) before income taxes	$2,953	$(1,791)	$(6,096)
Income tax benefit	$67	$183	$5
Gain (loss) from discontinued operations	$3,020	$(1,608)	$(6,091)

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

The operating results for the discontinued operations of the retail Digital Media and Video business for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net revenue	$—	$—	$16
Operating loss	$(168)	$(287)	$(257)
Loss before income taxes	$(76)	$(430)	$(151)
Income tax benefit (provision)	$564	$(71)	$—
Gain (loss) from discontinued operations	$488	$(501)	$(151)

The operating loss for the Digital Media and Video business resulted from general and administrative expenses for the discontinued entities in the U.S. and UK, mainly in connection with the remaining long-term lease agreements from the discontinued operations.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, net loss on disposal of the retail Digital Media and Video business was $0.1 million, which was related to changes in estimates for lease commitments.

During 2005, net loss on disposal of the retail Digital Media and Video business was $2.2 million, of which the majority was related to the settlement of litigation with DVD Cre8, Inc. and related legal costs (see Note 8).

During 2004, net gain on disposal of the retail Digital Media and Video business was $0.4 million and included $1.6 million of inventory and asset recoveries, offset by changes in estimates for lease commitments of $0.4 million and legal costs of $0.8 million.

4.	Short-Term Investments

At December 31, 2006, all of the short-term investment portfolio matures in 2007. The fair value of short-term investments at December 31, 2006 and 2005 was as follows (in thousands):

	December 31, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$1,021	$—	$(2)	$1,019
U.S. government agencies	3,792	—	(12)	3,780

Total	$4,813	$—	$(14)	$4,799

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value

Corporate notes	$9,369	$6	$(34)	$9,341
U.S. government agencies	9,490	—	(51)	9,439

Total	$18,859	$6	$(85)	$18,780

Cumulative Adjustment to Interest Income and Other Cumulative Comprehensive Gain

In July 2005, during a review of the Company’s investment holdings and the calculation of interest income and unrealized gains and losses on investments, the Company discovered an error in the recording of the amortization of investment premiums and discounts and the related interest income and unrealized gain (loss) on investments. As a result, interest income and unrealized loss on investments and the balance of unrealized loss included in other cumulative comprehensive gain for the years ended December 31, 2004 and 2003 were overstated. The cumulative overstatement of interest income and unrealized loss on investments for periods prior to the three months ended June 30, 2005 was approximately $0.3 million. The effect of the error was not material to any relevant prior period and had the amounts been recorded correctly in the prior periods, there would have been no effect on reported comprehensive loss or total stockholder’s equity. To correct this error, the Company recorded the cumulative $0.3 million as a reduction in interest income and a decrease in unrealized loss on investments during the three-month period ended June 2005.

During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. In addition, the Company evaluates severity and duration in each reporting period. At December 31, 2006, approximately $4.8 million of the short-term investment portfolio has an unrealized loss and approximately $2.7 million of those investments have been in an unrealized loss position for more than one year. Of the $14,000 unrealized loss at December 31, 2006, approximately $4,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value declines are the result of rising short-term interest rates. For the years ended December 31, 2006, 2005 and 2004, no impairment of the investments was identified based on the evaluations performed.

5.	Inventories

Inventories consist of (in thousands):

	December 31,
	2006	2005

Raw materials	$754	$2,430
Work-in-process	—	2,435
Finished goods	1,173	1,140

Total	$1,927	$6,005

6.	Property and Equipment

Property and equipment, net consist of (in thousands):

	December 31,
	2006	2005

Land	$127	$260
Building and leasehold improvements	1,789	3,187
Furniture, fixtures and office equipment	2,851	5,333
Automobiles	1	58
Purchased software	3,209	4,018

Total	7,977	12,856
Accumulated depreciation	(6,520)	(9,806)

Property and equipment, net	$1,457	$3,050

SCM recorded depreciation expenses in the amount of $0.3 million, $1.0 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Intangible Assets

Intangible assets are associated with the Company’s European operations and consist of the following (in thousands):

	December 31, 2006				December 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net

Customer relations	60 months	$1,639	$(1,520)	$119	$1,476	$(1,071)	$405
Core technology	60 months	1,858	(1,705)	153	1,673	(1,199)	474

Total intangible assets		$3,497	$(3,225)	$272	$3,149	$(2,270)	$879

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, SCM’s intangible assets relating to core technology and customer relations are subject to amortization.

Amortization expense related to intangible assets for continuing operations was $0.7 million, $0.7 million and $1.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount

2007	$272

SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the fourth quarter of 2004, the Company determined that the intangible assets from a past acquisition were impaired and recorded a charge of $0.4 million.

8.	Restructuring and Other Charges

Continuing Operations

During 2006, 2005 and 2004, SCM incurred net restructuring and other charges (credits) related to continuing operations of approximately $1.4 million, $0.8 million and $0.6 million, respectively.

Accrued liabilities related to restructuring actions and other activities during 2006, 2005 and 2004 consist of the following (in thousands):

		Asset
	Lease/Contract	Write		Other
	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2004	124	49	114	33	320
Provision for 2004	9	17	567	23	616
Changes in estimates	20	(20)	(6)	(1)	(7)

	29	(3)	561	22	609
Payments or write offs in 2004	(101)	(46)	(521)	(34)	(702)

Balances as of December 31, 2004	52	—	154	21	227
Provision for 2005	—	—	699	6	705
Changes in estimates	7	—	(8)	129	128

	7	—	691	135	833
Payments or write offs in 2005	(27)	—	(693)	(147)	(867)

Balances as of December 31, 2005	32	—	152	9	193
Provision for 2006	33	—	1,320	—	1,353
Changes in estimates	(2)	—	4	—	2

	31	—	1,324	—	1,355
Payments or write offs in 2006	(48)	—	(1,370)	—	(1,418)

Balances as of December 31, 2006	$15	$—	$106	$9	$130

For the fiscal year ended December 31, 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions from California to Germany and local finance functions from the U.S. and Singapore to Germany. Approximately $0.3 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $1.1 million is recorded in operating expenses and is primarily made up of severance for non-manufacturing personnel. The Company believes the restructuring activity is substantially completed and that any future costs incurred will be insignificant.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, SCM incurred net restructuring and other charges of approximately $0.8 million, which was primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers. Approximately $0.5 million of the restructuring amount relates to severance for manufacturing personnel and is therefore recorded in cost of revenue. The remaining $0.3 million is recorded in operating expenses and is primarily made up of $0.2 million of severance for non-manufacturing personnel and $0.1 million of changes in estimates related to European tax matters.

During 2004, SCM incurred restructuring and other credits related to continuing operations of $0.6 million, which resulted primarily from restructuring costs related to cost reduction actions taken by management during the second half of the year that included employee severance charges of $0.6 million.

Discontinued Operations

During 2006, 2005, and 2004, SCM incurred restructuring and other charges related to discontinued operations of approximately $0.1 million, $2.3 million and $0.5 million, respectively.

Accrued liabilities related to restructuring actions and other activities during 2006, 2005 and 2004 consist of the following (in thousands):

			Asset
	Legal	Lease/Contract	Write		Other
	Settlements	Commitments	Downs	Severance	Costs	Total

Balances as of January 1, 2004	—	3,912	9	275	7,119	11,315
Provision for 2004	620	43	22	271	909	1,865
Changes in estimates	(19)	450	—	(65)	(1,740)	(1,374)

	601	493	22	206	(831)	491
Payments or write offs in 2004	(601)	(445)	(31)	(204)	(873)	(2,154)

Balances as of December 31, 2004	—	3,960	—	277	5,415	9,652
Provision for 2005	1,700	—	—	—	667	2,367
Changes in estimates	—	(111)	—	(4)	(2)	(117)

	1,700	(111)	—	(4)	665	2,250
Payments or write offs in 2005	(1,700)	(651)	—	(273)	(5,574)	(8,198)

Balances as of December 31, 2005	—	3,198	—	—	506	3,704
Provision for 2006	—	2	—	—	5	7
Changes in estimates	—	87	—	—	—	87

	—	89	—	—	5	94
Payments or write offs in 2006	—	(338)	—	—	(159)	(497)

Balances as of December 31, 2006	$—	$2,949	$—	$—	$352	$3,301

Discontinued operation costs for the fiscal year ended December 31, 2006 primarily related to changes in estimates for lease obligations.

Exit costs for the year ended December 31, 2005 primarily related to the settlement of litigation with DVD Cre8, Inc. and legal costs, as well as changes in estimates for lease obligations.

As shown in the table above in “Payments or write offs in 2005 — Other Costs,” in April 2005, SCM made a payment to the French government of approximately $4.7 million as then calculated, related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On June 9, 2006, the customer remitted to the Company the full amount including currency gains totaling $5.0 million, of which $4.2 million was recognized as other income from discontinued operations. The difference between the $5.0 million remittance and the $4.2 million other income were receivables which were realizable independently from the outcome of the aforementioned agreement. See Note 14 for further discussion.

During 2004, restructuring expenses related to discontinued operations were $0.5 million. Expenses consisted of approximately $0.6 million for legal settlements for claims asserted by a European customer, as well as other legal settlements and related legal costs, $0.5 million of lease and contract commitments, $0.2 million severance expenses and $0.9 million of legal and professional fees. These expenses were offset by $1.7 million resulting from changes in estimates to European tax related matters.

9.	Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows (in thousands):

	2006	2005	2004

Income (loss) from continuing operations before income taxes:
U.S.	$(2,709)	$24,017	$(3,074)
Foreign	(4,908)	(32,022)	(9,950)

Loss from continuing operations before income taxes	$(7,617)	$(8,005)	$(13,024)

The benefit (provision) for income taxes consisted of the following (in thousands):

	December 31,
	2006	2005	2004

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2)	33	228

	(2)	33	228

Current
Federal	—	—	—
State	(4)	(162)	(2)
Foreign	(67)	(21)	(53)

	(71)	(183)	(55)

Total benefit (provision) for income taxes	$(73)	$(150)	$173

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Allowances not currently deductible for tax purposes	$1,370	$1,420
Net operating loss carryforwards	44,814	43,602
Accrued and other	1,286	1,405

	47,470	46,427
Less valuation allowance	(47,366)	(46,090)

	104	337
Deferred tax liability:
Other	(207)	(438)

Net deferred tax liability	$(103)	$(101)

SCM has $5.2 million of foreign net operating loss carryforwards related to an acquisition in Germany. When realized, the benefits will be credited first to reduce to zero any non-current intangible assets related to the acquisition and second to reduce income tax expense.

During the years ended December 31, 2006 and 2005, SCM recognized a benefit of $0.8 million and $0.2 million, respectively, from the utilization of foreign net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

The benefit (provision) for taxes reconciles to the amount computed by applying the statutory federal rate to loss before income taxes from continuing operations as follows:

	2006	2005	2004

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	—	—	(1)%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	10%	8%	(8)%
Impairment of nondeductible goodwill and intangibles	—	—	(1)%
Change in valuation allowance	(44)%	(41)%	(29)%
Other	(1)%	(3)%	6%

Benefit (provision) for income taxes	(1)%	(2)%	1%

As of December 31, 2006, SCM has net operating loss carryforwards of approximately $78.9 million for federal, $32.4 million for state and $50.2 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2019 for federal purposes and have already begun to expire for state and foreign purposes.

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

10.	Earnings / Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004

Loss from continuing operations	$(7,690)	$(8,155)	$(12,851)
Discontinued operations	8,732	(4,280)	(5,812)

Net income (loss)	$1,042	$(12,435)	$(18,663)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted income (loss) per share	15,638	15,532	15,402

Income (loss) per share — Basic and diluted:
Continuing operations	$(0.49)	$(0.53)	$(0.83)
Discontinued operations	0.56	(0.27)	(0.38)

Net income (loss)	$0.07	$(0.80)	$(1.21)

As SCM has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. Common equivalent shares issuable under stock options and their weighted average exercise price for the three years ended December 31, 2006 are as follows:

	Years Ended December 31,
	2006	2005	2004

Common equivalent shares issuable	24,094	48,533	205,773
Weighted average exercise price of shares issuable	$2.78	$2.84	$3.64

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

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2006, 2005 and 2004, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

The Company’s continuing operations provide secure digital access solutions to OEM customers in two markets segments: PC Security and Flash Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

Summary information by segment for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

PC Security:
Revenues	$23,745	$17,415	$20,017
Gross profit	9,725	6,120	8,190
Gross profit %	41%	35%	41%
Flash Media Readers:
Revenues	$9,868	$10,521	$10,013
Gross profit	2,132	4,710	4,116
Gross profit %	22%	45%	41%
Total:
Revenues	$33,613	$27,936	$30,030
Gross profit	11,857	10,830	12,306
Gross profit %	35%	39%	41%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues
Europe	$13,294	$9,749	$8,540
United States	14,695	11,623	13,852
Asia-Pacific	5,624	6,564	7,638

Total	$33,613	$27,936	$30,030

% of revenues
Europe	40%	35%	29%
United States	43%	42%	46%
Asia-Pacific	17%	23%	25%

One customer exceeded 10% of total revenue for each of 2006 and 2004 and two customers exceeded 10% of total revenue for 2005.

One Asia-based customer and one U.S.-based customer represented 19% and 17%, respectively, of the Company’s accounts receivable balance at December 31, 2006. One Asia-based customer and one U.S. based customer represented 18% and 17%, respectively, of the Company’s accounts receivable balance at December 31, 2005.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location as of December 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Property and equipment, net:
United States	$27	$37
Europe	150	1,369
Asia-Pacific	1,280	1,644

Total	$1,457	$3,050

12.	Commitments

The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next ten years.

Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows for the years ending (in thousands):

2007	$1,795
2008	1,577
2009	791
2010	725
2011	313
Thereafter	1,083

Committed gross lease payments	6,284
Less: sublease rental income	(482)

Net operating lease obligation	$5,802

At December 31, 2006, the Company has accrued approximately $2.9 million of restructuring charges in connection with a portion of the above lease commitments. Rent expense from continuing operations was $1.5 million, $1.8 million and $1.8 million in 2006, 2005 and 2004, respectively.

Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2006, purchase and contractual commitments were approximately $8.6 million, of which approximately $1.8 million relate to the sold DTV solutions business. See Note 3 for further discussion regarding the ongoing transactions of the discontinued operations.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the reserve for warranty costs during the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Continuing
	Security	Discontinued
	Operations	Operations	Total

Balance at January 1, 2004	200	126	326
Additions related to current period sales	259	164	423
Warranty costs incurred in the current period	(289)	(184)	(473)
Adjustments to accruals related to prior period sales	(20)	(12)	(32)

Balance at December 31, 2004	150	94	244
Additions related to current period sales	158	251	409
Warranty costs incurred in the current period	(67)	(53)	(120)
Adjustments to accruals related to prior period sales	(185)	(195)	(380)

Balance at December 31, 2005	56	97	153
Additions related to current period sales	215	12	227
Warranty costs incurred in the current period	(64)	(13)	(77)
Adjustments to accruals related to prior period sales	(173)	(96)	(269)

Balance at December 31, 2006	$34	$0	$34

13.	Related Party Transactions

During 2006 SCM incurred license expenses of approximately $0.2 million to Gemplus International S.A. a company engaged in the development and distribution of smart-card based systems. Approximately $76,000 of this amount related to continuing operations. License expenses of approximately $0.4 million and $0.1 million were incurred for 2005 and 2004, respectively, of which approximately $232,000 and $25,000 related to continuing operations in 2005 and 2004, respectively. As of December 31, 2006, approximately $30,000 were due as accounts payable to Gemplus. No accounts payable to Gemplus were due as of December 31, 2005 and 2004. SCM’s business relationship with Gemplus has been in existence for many years and predates Werner Koepf’s appointment to the Company’s Board of Directors in February 2006. At Gemplus, Mr. Koepf serves as a director and as Chairman of the Compensation Committee. Mr. Koepf was not directly compensated for revenue transactions between the two companies.

During 2004 SCM recognized revenue of approximately $0.6 million from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. As of December 31, 2004, no accounts receivable amounts were due from Conax. Oystein Larsen, a former board member of SCM, served as Executive Vice President Business Development and New Business of Conax through December 31, 2004 and as a member of SCM’s board until July 2005. Mr. Larsen was not directly compensated for revenue transactions between the two companies.

14.	Legal Proceedings

From time to time, SCM could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, SCM’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2005, a complaint was filed in France against SCM Microsystems GmbH (“SCM GmbH”), one of the Company’s wholly-owned subsidiaries, by Aston France S.A.S., alleging participation by SCM GmbH in the

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterfeiting of Aston’s conditional access modules. Aston was one of SCM GmbH’s Digital Television customers until November 2002, when the SCM GmbH entered into a settlement agreement (the “2002 Settlement”) with Aston that included SCM GmbH’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to SCM GmbH. In April 2005, SCM GmbH entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that SCM GmbH paid to the French government with respect to products that Aston purchased from SCM GmbH prior to November 2002 and (ii) remit the refunded amount to SCM GmbH. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to SCM GmbH.

In its complaint filed in France, Aston claimed damages in the amount of EUR 57 million. Further, in November 2005 Aston obtained a preliminary injunction in France to block a payment obligation by Aston to SCM GmbH of the VAT Refund. On February 2, 2006, SCM GmbH filed a counterclaim against Aston in Germany alleging damages in the amount of EUR 11.5 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement.

On June 6, 2006, following a court decision in favor of SCM GmbH, Aston paid to SCM GmbH the full amount of the VAT Refund, including currency gains, in the amount of US$5 million.

Effective January 22, 2007, all disputes between and among the parties were settled and withdrawn, with no further payment between the parties, apart from reimbursement in a nominal amount from SCM GmbH to Aston of court awarded legal fees previously paid by Aston to SCM GmbH.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2006 and 2005, (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)

2006:
Net revenue	$7,427	$9,362	$7,396	$9,428
Gross profit	2,650	3,159	2,125	3,923
Income (loss) from operations	(2,824)	(2,281)	(4,030)	393
Income (loss) from continuing operations	(2,701)	(1,991)	(3,680)	682
Gain (loss) from discontinued operations, net of income taxes	(942)	3,948	(213)	715
Gain (loss) on sale of discontinued operations, net of income taxes	21	5,242	24	(63)
Net income (loss)	(3,622)	7,199	(3,869)	1,334
Basic and diluted income (loss) per share from continuing operations	$(0.17)	$(0.13)	$(0.24)	$0.05
Basic and diluted income (loss) per share from discontinued operations	$(0.06)	$0.59	$(0.01)	$0.04
Basic and diluted net income (loss) per share	$(0.23)	$0.46	$(0.25)	$0.09
Shares used to compute basic income (loss) per share:	15,593	15,627	15,648	15,683
Shares used to compute diluted income (loss) per share:	15,593	15,627	15,648	15,714

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)

2005:
Net revenue	$6,744	$5,739	$8,051	$7,402
Gross profit	3,043	1,887	3,103	2,797
Loss from operations	(2,394)	(3,216)	(2,231)	(2,640)
Loss from continuing operations	(1,270)	(2,718)	(1,950)	(2,217)
Income (loss) from discontinued operations	(1,706)	(892)	(8)	497
Gain (loss) on sale of discontinued operations(1)	55	(40)	(89)	(2,097)
Net loss	(2,921)	(3,650)	(2,047)	(3,817)
Basic and diluted loss per share from continuing operations	$(0.08)	$(0.18)	$(0.12)	$(0.14)
Basic and diluted loss per share from discontinued operations	$(0.11)	$(0.06)	$(0.01)	$(0.11)
Basic and diluted net loss per share	$(0.19)	$(0.24)	$(0.13)	$(0.25)
Shares used to compute basic and diluted loss per share:	15,485	15,522	15,542	15,576

(1)	Includes $2.1 million in the fourth quarter for the settlement of litigation with DVD Cre8, Inc. and related (1) legal expenses. See Note 8.

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(5)	Amended and Restated Bylaws of Registrant.
3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate.
4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10	.1(1)*	Form of Director and Officer Indemnification Agreement.
10	.2(8)*	Amended 1997 Stock Plan.
10	.3(1)*	1997 Employee Stock Purchase Plan.
10	.4(1)*	1997 Director Option Plan.
10	.5(1)*	1997 Stock Option Plan for French Employees.
10	.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10	.7(2)*	2000 Non-statutory Stock Option Plan.
10	.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.
10	.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10	.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10	.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10	.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.
10	.15(13)*	Description of Executive Compensation Arrangement.
10	.16(14)*	Management by Objective (MBO) Bonus Program Guide.
10	.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.
10	.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.
10	.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.
10	.20(15)*	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.
10	.21(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.
10.22		Purchase Agreement between SCM Microsystems and Kudelski S.A.
10	.23(16)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.
10	.24(16)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.
10	.25(16)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.
10.26		Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.
10	.27(17)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

Exhibit
Number	Description of Document

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.