Form 10-K/A
period 2006-12-31
SCM MICROSYSTEMS INC
filed 2007-04-30
CIK 1036044

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
Oskar-Messter-Str. 13
85737 Ismaning, Germany
Telephone: +49 89 95 95 5100

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of registrant’s voting common stock that was held by non-affiliates, based upon the last reported sales price of its common stock on June 30, 2006 as reported on the NASDAQ National Market System, was $39,279,106.
     The number of shares of registrant’s common stock outstanding as of April 13, 2007 was 15,727,307.

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (the “Amended Report”) amends the original Annual Report on Form 10-K of SCM Microsystems, Inc. (“SCM” or the “Company”) for the fiscal year ended December 31, 2006, that was filed with the Securities and Exchange Commission on March 20, 2007 (the “Original Report”). This Amended Report contains information required by the following items of Form 10-K:
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 13. Certain Relationships, Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
          We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in its entirety and replacing it with the information provided below under the respective headings. This Amended Report does not affect any other items or disclosure contained in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report speaks as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Board of Directors is divided into three classes. Directors are elected to each class for a three-year term. Our Board of Directors currently has six directors. As disclosed in an 8-K filed on April 17, 2007, Ng Poh Chuan resigned from our Board of Directors effective April 12, 2007.
     Set forth below is information about the position and ages of those individuals who serve on our Board of Directors and/or as our executive officers as of April 13, 2007

			Director
Name	Age	Position	Since
CLASS I DIRECTORS
Steven Humphreys	46	Chairman of the Board	1996

CLASS II DIRECTORS
Werner Koepf	65	Director	2006
Simon Turner	55	Director	2000

CLASS III DIRECTORS
Dr. Manuel Cubero	43	Director	2002
Dr. Hagen Hultzsch	66	Director	2002
Robert Schneider	56	Chief Executive Officer and Director	1990

OTHER EXECUTIVE OFFICERS
Dr. Manfred Mueller	37	Vice President Sales, EMEA	N/A
Stephan Rohaly	42	Chief Financial Officer and Secretary	N/A
Directors
     Steven Humphreys, 46, has served as a director of SCM since July 1996 and served as Chairman of the Board of Directors from April 2000 to March 2007. Since October 2003, Mr. Humphreys has served as Chairman of Robotic Innovations International, Inc. (RIII), an acquirer and developer of technologies for broad-based applications of robotics, service automation and automated companion devices. From October 2001 to October 2003, he served as Chairman and Chief Executive Officer of ActivCard Corporation, a provider of digital identity management software. From July 1996 to October 2001, Mr. Humphreys was an executive officer of SCM, serving as President and Chairman of the Board from July 1996 until December 1996, at which time he became Chief Executive Officer and served as President and Chief Executive Officer until April 2000. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric in a variety of positions. Mr. Humphreys is also a director of several privately held companies, a limited partner and advisor to several venture capital firms and from October 2001 to December 2003 was a director of ActivCard. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.
     Werner Koepf, age 65, has served as a director of SCM since February 2006 and has served as Chairman of the Board since March 2007. Mr. Koepf is a director of Marconi Corporation plc, where he serves on the audit, nominations, remunerations and operations review committees. Mr. Koepf also serves as chairman of the supervisory boards of Marconi Communications GmbH and of Marconi Communications Holding GmbH. Mr. Koepf is a director of Gemplus International SA and is chairman of the board of directors of PXP Software AG. Mr. Koepf also is an advisor for venture capital firms Techno Venture Management GmbH and Invision AG. From 1993 to 2002, Mr. Koepf held a variety of senior management positions with Compaq Computer Corporation GmbH, including Vice President and General Manager of the General Business Group from 1993 to 1999; Vice President and General Manager of Compaq Europe, Middle East and Africa (EMEA) from 1999 to 2000; and Chief Executive Officer and Chairman for Compaq Computer, EMEA from 2000 to 2001. From 1989 to 1993, Mr. Koepf was Chairman and Chief Executive Officer for European Silicon Structures SA, an ASIC manufacturer. Prior to 1993, Mr. Koepf held various senior management positions at Texas Instruments Inc., including Vice President and General Manager of several divisions of the group. Mr. Koepf received a master’s degree in business administration from the University of Munich and a bachelor’s degree with honors in electrical engineering from the Technical College in St. Poelten, Austria.
     Simon Turner, age 55, has served as a director of SCM since July 2000. Since January 2006, Mr. Turner has served as Group Sourcing Director for consumer electronic retailer DSG international plc. From January 2002 to January 2006, Mr. Turner was Managing Director of the PC World Group of DSG, responsible for operations at PC World, PC World Business and Genesis Communications in the UK and PC City in Europe. From February 1999 to January 2002, Mr. Turner was Managing Director of PC World, a large UK reseller of PCs and PC-related equipment. From December 1996 to February 1999, Mr. Turner was Managing Director of Philips Consumer Electronics, UK and Ireland. Prior to that, he also served as Senior Vice President of Philips Media, Commercial Director of Belling and Company, and Group Marketing Manager at Philips Consumer Electronics. Mr. Turner holds a B.S. degree from the University of Surrey.
     Dr. Manuel Cubero, 43, has served as a director of SCM since April 2002. In December 2005, Dr. Cubero was named Managing Director for Kabel Deutschland GmbH, the largest cable network operator in Europe. From November 2003 to November 2005, Dr. Cubero served as Vice President, Digital TV for Kabel Deutschland. From January 2002 to October 2003, he was a consultant for the media, IT and telecom markets with Egon Zehnder International, an international management consultant firm based in Hamburg, Germany. From April 2000 to June 2001, he was Managing Director of “alloo AG,” an Internet gaming company that he co-founded, based in Salzburg, Austria. From January 1994 to March 2000, he held various senior management positions with the Kirch Group, the largest television broadcast company in Germany, including Co-chairman of the commercial module requirements committee of the European Digital Video broadcasting project for five years and Managing Director of the technology investment division of the company. Dr. Cubero holds M.S. and Ph.D. degrees in physics from the Technical University in Darmstadt, Germany and an M.B.A. from INSEAD in Fontainbleau, France.
     Dr. Hagen Hultzsch, 66, has served as a director of SCM since August 2002. Dr. Hultzsch currently sits on the boards of more than 20 technology companies and academic institutions in the U.S. and Europe, including RiT Technologies Ltd and TranSwitch Corporation. From 1993 until his retirement in 2001, Dr. Hultzsch served as a member of the Board of Management for Deutsche Telekom’s technical services division. From 1988 to 1993, he was Corporate Executive Director for Volkswagen AG, where he was responsible for organization and information systems. Dr. Hultzsch holds M.S. and Ph.D. degrees in nuclear physics from the University of Mainz, Germany.
     Robert Schneider, 58, founded SCM in May 1990 as President, Chief Executive Officer, General Manager and Chairman of the Board and has served as a director since that time. He has served as our Chief Executive Officer since April 2000 and also previously held that position from May 1990 to January 1997. Mr. Schneider served as our President and Chairman of the Board from May 1990 until July 1996, and also served as our Chairman of the Board from January 1997 until April 2000. Prior to founding SCM, Mr. Schneider held various positions at Intel Corporation. He holds a B.S. degree in engineering from HTBL Salzburg and a B.A. degree from the Akademie for Business Administration in Ueberlingen.
Other Executive Officers
     Stephan Rohaly, age 42, joined SCM Microsystems in March 2006 as Vice President Finance and Chief Financial Officer. Previously, from February 2003 to February 2006, Mr. Rohaly was Director of Corporate Finance at Viatris, a German pharmaceutical firm. From July 1995 to December 2002, he served as Business Unit and Finance & Administration Director for Nike Germany. Prior to Nike, Mr. Rohaly was Symantec’s Finance & Administration Officer for Central and Eastern Europe. He received his MBA degree from Rice University, and holds a Bachelor of Science and Business Administration, Magna Cum Laude in Mathematics and Computer Information Systems Management from Houston Baptist University.

     Dr. Manfred Mueller, age 37, joined SCM Microsystems in August 2000 as Director of Strategic Business Development. From July 2002 to July 2005, he served as Director of Strategic Marketing. He was appointed Vice President of Strategic Business Development in July 2005. He served as Vice President Marketing from February 2006 to April 2007, at which time he was named Vice President Sales, EMEA. Prior to SCM, from August 1998 to July 2000, Dr. Mueller was Product Manager and Business Development Manager at BetaResearch GmbH, the digital TV technology development division of the Kirch Group. Dr. Mueller holds masters and Ph.D degrees in Chemistry from Regensburg University in Germany and an MBA from the Edinburgh Business School of Heriot Watt University in Edinburgh, Scotland.
     To our knowledge, there are no family relationships among the directors and executive officers of SCM named above.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities (“10% stockholders”), to file reports on Forms 4 and 5 reflecting transactions affecting their beneficial ownership of our equity securities with the Securities and Exchange Commission and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission’s rules and regulations to provide us with copies of all such reports on Forms 4 and 5 that they file under Section 16(a) of the Exchange Act.
     Based solely on our review of copies of such reports on Forms 4 and 5 received by us, and on written representations from our officers, directors and the 10% stockholders known to us, we believe that, with the exception of one Form 4 that was not filed timely for Mr. Schneider, during the period from January 1, 2006 to December 31, 2006, our executive officers, directors and the 10% stockholders known to us filed all required reports under Section 16(a) of the Exchange Act on a timely basis.
Corporate Governance
Audit Committee.
     The Audit Committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, process for monitoring compliance with laws and regulations, audit process and standards of business conduct. The Internal Audit and Sarbanes-Oxley Compliance personnel of the Company report directly to the Audit Committee. During fiscal 2006 the Audit Committee was comprised of Dr. Hultzsch and Messrs. Humphreys, Ng and Turner. Each of these directors is currently a member of the committee, except for Mr. Ng, who resigned from our Board of Directors and from the Audit Committee effective April 12, 2007. Mr. Turner has served as chairman of the Audit Committee since April 27, 2004. Our Board of Directors has determined that each current member of the Audit Committee is an “independent director” within the standards of the Marketplace Rules of the NASDAQ Stock Market and the requirements set forth in Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has further determined that at least one member of the Audit Committee, Mr. Turner, is a “financial expert” as defined by Item 401(h)(2)407(d)(5) of Regulation S-K in the Exchange Act.. The Audit Committee charter is available on the Company’s website at http://www.scmmicro.com. The Audit Committee held four physical meetings and three telephonic meetings during 2006.
Policy for Director Recommendations and Nominations
     There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. Our stockholders may propose nominees for future consideration by the Nominating Committee of our Board of Directors by submitting the name(s) and supporting information to Corporate Secretary, SCM Microsystems, Inc., Oskar-Messter-Str. 13, 85737 Ismaning, Germany.

Code of Conduct and Ethics
     Our Board of Directors has adopted a Code of Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer, Controller and any other principal accounting officer, and for the members of our Board of Directors. Our Code of Conduct and Ethics is posted on the Corporate Governance page within the Investor Relations section of our website, at www.scmmicro.com.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
General Philosophy / Objectives
     The primary goals of our compensation program, including our executive compensation program, are to attract and retain employees whose abilities are critical to our long-term success, and to motivate employees to achieve superior performance.
     To achieve these goals, we attempt to:
•	offer compensation packages that are competitive regionally and that provide a strong base of salary and benefits;

•	maintain a portion of total compensation at risk, particularly in the case of our executive officers, with payment of that portion tied to achievement of specific financial, organizational or other performance goals; and

•	reward superior performance.
     Our compensation program includes salary, performance-based annual or quarterly bonuses, long-term compensation in the form of stock options, and various benefits and perquisites.
Role of the Compensation Committee
     Our Compensation Committee oversees all aspects of executive compensation. The committee plays a critical role in establishing our compensation philosophy and in setting and amending elements of the compensation package offered to our named executive officers.
     The members of the Compensation Committee during fiscal 2006 were Manuel Cubero, Steven Humphreys, Simon Turner and Andrew Vought. Mr. Vought served as chairman of the Compensation Committee until his resignation from the committee on April 12, 2006, at which time Mr. Humphreys was appointed chairman. Each current member of our Compensation Committee is an independent, non-employee director. During 2006, the Compensation Committee met three times.
     On an annual basis, or in the case of promotion or hiring of an executive officer, the Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation package to be provided to our chief executive officer, our other executive officers, and our directors. On an annual basis, the Compensation Committee undertakes a review of the base salary and bonus targets of each of our named executive officers and evaluates their respective compensation based on the committee’s overall evaluation of their performance toward the achievement of our financial, strategic and other goals, with consideration given to each executive officer’s length of service and to comparative executive compensation data. Based on its review, from time to time the Compensation Committee has increased the salary and/or potential bonus amounts for our executive officers.
     The majority of the Compensation Committee’s activities in 2006 related to specific situations and near term goals, including: the hiring of a new chief financial officer; the transition and termination of employees related to cost reductions and to the consolidation of the Company‘s transfer of Corporate Finance and Compliance functions to Germany; the retention of key personnel during these corporate actions; and implementing incentives to achieve profitability.
     During 2006, annual salary levels, target bonus amounts and option amounts for our chief executive officer, former chief financial officer and current chief financial officer were set by the Compensation Committee. Compensation for our other executive officers, including certain of our named executive officers, was generally set by the chief executive officer, subject to approval by the Compensation Committee, and was determined in part based on the outcome of annual performance reviews and on corporate and personal performance under our Management by Objective (MBO) program, which is described below.

Overview of Compensation Program
     SCM was originally formed in Germany in 1990 and has continued to have an active presence in Germany and throughout Europe in our target product markets. Since our initial public offering in October 1997, our common stock has been dually traded on the U.S. NASDAQ stock exchange and the German technology exchange, originally known as the Neuer Markt and now the Prime Standard. As a result, although we are a small company, we have maintained a relatively high level of visibility in the German marketplace and financial markets. Additionally, for the past several years the majority of our executive staff has operated from our European headquarters in Ismaning, Germany, with the exception of the position of chief financial officer. In fiscal 2006, we transferred our corporate financial and compliance functions, including the chief financial officer responsibilities, from the U.S. to Ismaning as well. Currently, all of our executive officers operate out of our headquarters in Germany. Our German corporate culture directly influences the elements of our compensation program.
     We do not employ an overall model or policy to allocate among the compensation elements we utilize. In general, we employ cash bonuses to motivate and reward our executive officers for the achievement of quarterly or other short-term performance objectives and we employ annual grants of stock options that vest over time to motivate and reward contributions to the Company’s performance over the longer term. From time to time, however, we also utilize stock options with shorter vesting periods to provide additional incentive for the achievement of short-term objectives that are seen as critical to the Company’s success, for example the transfer of our corporate functions from the U.S. to Germany during 2006.
     While we utilize common elements of compensation for each of our executive officers, each compensation package takes into account the disparate backgrounds and entry points to our company of each of our executive officers. For example, our chief executive officer is also the founder of the Company and as such already owns a significant number of shares in the Company. Therefore, the Compensation Committee elected to include a higher level of cash bonus incentives in the compensation package for our chief executive officer than for our other executive officers.
     We believe that our compensation practices, as described below, allow us to achieve an appropriate balance of compensation elements for our executive officers that supports our overall compensation program goals.
Compensation Elements
     Base Salary. Base salary provides fixed compensation based on competitive market practice and is intended to acknowledge and reward core competence in the executive role relative to skills, experience and contributions to the Company. Base salaries for executives are reviewed annually, or more frequently should there be any changes in responsibilities.
     The Compensation Committee reviewed base salary levels for our chief executive officer and former chief financial officer at the beginning of fiscal 2006. The Compensation Committee considered informal data on salaries of executive officers in similar positions based on: 1) prior access to benchmarking data from the Economic Research Institute and Salary.com; 2) the professional experience of the Compensation Committee and Board members; 3) the recommendations of management; and 4) knowledge of the specific needs of SCM at the time and in the foreseeable future. In setting executive salaries, the committee also considered each officer’s salary history, scope of responsibility, prior experience and past performance, and also considered recommendations from management. Based on its evaluation, the Compensation Committee determined that salary levels for our chief executive officer and former chief financial officer should be set around the median level for companies of similar size, and left unchanged their respective annual base salaries. The Compensation Committee conducted a similar evaluation to set the salary of the current chief financial officer when he joined the Company in March 2006.
     Incentive Cash Bonuses. Incentive cash bonuses are intended to motivate and reward executives for their contributions towards achieving corporate performance targets as well as specific corporate objectives that support the Company’s short-term goals. During 2006, key goals of the Company were to complete the transfer of operational functions from Singapore to outside contract manufactures and to effect the additional transition of our corporate financial and compliance functions from the U.S. to Germany; to complete a transaction to sell the Company’s Digital TV solutions business; and to significantly reduce fixed operating expenses. Therefore, incentive bonuses in 2006 were designed to reward not only corporate performance, but also the achievement of specific operational and strategic goals within areas under control of the relevant employees.

     During 2006, our chief executive officer and our former chief financial officer were eligible to receive annual incentive cash bonuses based on specific criteria set by the Compensation Committee, while our other executive officers were eligible to receive incentive cash bonuses on a quarterly basis, based on criteria established in collaboration with the chief executive officer and approved by the Compensation Committee under our Management by Objective, or MBO plan. Under the MBO Plan, each participant is eligible to receive a quarterly cash bonus, of which 50% is based on the participant’s performance against specific personal objectives approved by the Compensation Committee, and 50% is based on the achievement of corporate performance targets, established by management and approved by the Board of Directors. The amount of quarterly bonus for which each participant is eligible varies by participant and for our current executive staff ranged from 16.67% to 30% of base salary in 2006.
Bonus Structure for Chief Executive Officer
     At the beginning of fiscal 2006 the Compensation Committee established a target cash bonus for Robert Schneider, our chief executive officer, equal to 50% of his base salary, or €175,000. Payment of the bonus was based on the achievement of three, equally weighted, performance related criteria: an annual revenue target, quarterly operating performance targets and the judgment of the Compensation Committee. Additionally, the Compensation Committee established a target bonus of €20,000 tied to the achievement of operating profit in the fourth quarter of 2006.
Bonus Structure for Former Chief Financial Officer
     Steven Moore, our former chief financial officer, was eligible to receive a target cash bonus of up to 50% of his annual base salary, or $100,000, based on criteria established by the chief executive officer. Additionally, the Compensation Committee established an additional target bonus of $75,000 for Mr. Moore for the successful sale of the Company’s Digital TV solutions business.
Bonus Structure for Other Executives
     The Compensation Committee established a target cash bonus for Colas Overkott, our former vice president, sales and marketing, of $100,000 for the successful sale of the Company’s Digital TV solutions business. Due to his departure from the Company in January 2006, Mr. Overkott did not participate in the MBO program during 2006.
     During 2006, Stephan Rohaly, our chief financial officer beginning in March 2006, and Manfred Mueller, our vice president marketing in 2006, were eligible to receive quarterly cash incentive bonus awards under our MBO program, based on the achievement of equally weighted personal objectives and corporate performance. Corporate performance criteria included the achievement of equally weighted net sales and gross profit margin targets set by the Board of Directors. In light of the Company’s focus during 2006 on major restructuring efforts, including the transfer of its corporate finance compliance functions from the U.S. to Germany and the sale of a major component of its business, the Compensation Committee waived some of the criteria for corporate performance in 2006 in the determination of MBO payments to eligible executive officers. Corporate performance results for the purposes of MBO payments during 2006 were 87%, 87%, 73% and 100% for the four fiscal quarters respectively.
     Mr. Rohaly was eligible to receive quarterly cash bonus awards of up to 30% of his base salary in 2006. The personal performance component of his target bonus was evaluated against key objectives including:
•	supporting the transition of the Company’s corporate financial functions from the U.S. to Germany;

•	building up corporate finance capabilities in Germany; and

•	reducing operating expenses, including developing a framework to plan, execute and measure cost reduction activities.
     The Compensation Committee determined that Mr. Rohaly achieved 100% performance against his personal objectives in each of the three quarters of 2006 in which he was measured.

     Dr. Mueller was eligible to receive quarterly cash bonus awards of up to 16.67% of his base salary in 2006. The personal performance component of his target bonus was evaluated against key objectives related to the Company’s transfer of manufacturing operations from Singapore to contract manufacturers and to the reduction of overall expenses, including:
•	increasing product margins through inventory reduction, competitive component sourcing and product design cost reductions;

•	supporting development of new processes to manage external contract manufacturers; and

•	reducing sales and marketing program costs.
     The Compensation Committee determined that Dr. Mueller achieved 88% performance against his personal objectives the first quarter; 100% in the second quarter, plus 50% of an additional target bonus tied to the objectives listed above; 40% in the third quarter plus 20% of an additional target bonus tied to the objectives listed above; and 100% in the fourth quarter of 2006. Dr. Mueller was further awarded a one-time bonus of €3,600 in the third quarter of 2006 because it was determined that Dr. Mueller’s performance had in fact been superior but that Dr. Mueller had not been able to achieve some of his objectives during the third quarter due to changes in the Company’s priorities during the period.
     Long-Term Equity Incentives. Our stock option program is designed to attract, retain and reward talented employees and executives through long-term compensation that is directly linked to long-term performance. As the bulk of our employees are in Germany and India, where stock options are not commonly awarded to non-executive employees, we regard stock options as a competitive tool in our overall compensation program.
     We grant equity incentives in the form of stock options to each of our executive officers, at the time of hiring, on an annual basis and from time to time as an incentive to achieve specific performance objectives.
     We grant stock options to our executive officers when they are hired and grant additional “top-up” options on an annual basis. The number of stock options granted to newly hired executive officers is determined by the Compensation Committee, based on the Company’s historical practices and on the position of the new executive. Initial options vest 1/4th after one year and then 1/48th per month for the next three years, at which time they are fully vested. Annual top-up grants are made based on the positive results of annual performance reviews and are generally in an amount ranging between 25% and 33% of the options received in the executive officer’s initial grant. Annual top-up options must be held for four years before they begin to vest, and then vest at a rate of 1/12 per month over one year. As options are granted annually, some portion of an executive officer’s options vest each year, rewarding the executive for past service, while an often greater portion remains unvested, creating a long-term incentive to remain with the Company.
     In 2006, the Compensation Committee determined that special one-year vesting, performance-based option grants also should be given to senior management as incentive awards for the achievement of specific goals related to operating margin targets for the fourth quarter of 2006.
     The exercise price of all options awarded is the closing price of our stock on the NASDAQ Stock Market on the date of grant.
     Benefits and Perquisites. Because we have a strong regional presence in Germany and the majority of our executives and key employees have been based in Germany, we follow the standard European practice of providing either a company car or a car allowance to our executive officers in Germany. We lease BMW cars or provide a comparable allowance for our executive officers.
     Retirement Payments. On behalf of our executive officers in Germany we make payments to a government-managed pension program, to government-managed or private health insurance programs, and in some cases for unemployment insurance, as mandated under German employment law. During 2006 we also made payments on behalf of our U.S.-based former chief financial officer for health and disability insurance and 401-K retirement savings.

Severance Benefits
     We do not have a policy regarding severance or change of control agreements for our executive officers and historically we have not offered severance as part of our employment contracts. Under standard employment practice in Germany, notice of termination is required to be given by either the employer or the employee, generally six months before any termination, and the employer is required to continue to compensate the employee during this period. In lieu of continuing the employment relationship for six months, our employment agreements provide that we can cash out the employee who has given notice. Alternatively, we can require that the employee continue to work his or her six month notice period. This practice is included in the majority of our employment agreements with our executive officers.
     In recognition of the additional risks involved and the additional effort and commitment required from our executive officers due to our various restructuring and strategic actions in 2006, during the year we entered into employment agreements containing severance or change of control provisions with each of our current executive officers, as well as with our former executive vice president, sales and marketing and our former chief financial officer.
     The purpose of these agreements was to provide additional incentives for each executive officer to remain with the Company during a challenging time and to motivate our executive officers to work towards those strategic initiatives that were determined to be in the best long-term interests of the Company and of our stockholders, even if not beneficial to individual executive officers.
Summary of Executive Compensation
     The following table sets forth certain information with respect to the compensation of our Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers other than the CEO and CFO, based on total compensation excluding change in pension value and nonqualified deferred compensation earned during fiscal year 2006, for their services with us in all capacities during the 2006 fiscal year.
Summary Compensation Table

								Change in
								Pension Value
								and
						Non-Equity		Non-Qualified
Name and				Stock	Option	Incentive Plan		Deferred	All Other
Principal		Salary	Bonus	Awards	Grants	Compensation		Compensation	Compensation
Position	Year	($)	($)	($)	($) (1)(2)	($)(3)		Earnings	($)		Total ($)
Robert	2006	$435,406	—	—	$17,978	$217,277	(4)	—	$89,474	(9)	$760,135
Schneider - Chief Executive Officer (14)(15)

Stephan Rohaly	2006	$200,896	—	—	$27,303	$57,353	(5)	—	$19,693	(10)	$305,245
- Chief Financial Officer (14)(16)

Steven L. Moore	2006	$77,692	—	—	$40,508	$116,667	(6)	—	$252,889	(11)	$487,756
- Former Chief Financial Officer (17)

Dr. Manfred	2006	$178,386	—	—	$19,797	$35,637	(7)	—	$35,133	(12)	$268,953
Mueller — Vice President Marketing (14)(18)

Colas Overkott -	2006	$31,719	—	—	—	$100,000	(8)	—	$221,927	(13)	$353,646
Former Executive Vice President, Sales and Marketing (14)(19)

Option Awards
1)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2006. See Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for more information about how we account for stock based compensation.

2)	Reflects both time-based initial or annual options as well as performance-based options to purchase shares of the Company’s stock granted under our 1997 Stock Option Plan and our 2000 Stock Option Plan, as discussed in Compensation Discussion and Analysis under “Compensation Elements: Long-Term Equity Incentives.”
Non-Equity Incentive Plan Compensation
3)	Reflects cash bonus awards earned under our 2006 Executive Bonus Plan, in the case of Messrs. Schneider and Moore, and under our Management by Objective Plan, in the case of Mr. Rohaly and Dr. Mueller. Also reflects performance-based bonuses tied to the achievement of specific goals established or approved by the Compensation Committee. Also discussed in Compensation Discussion and Analysis under “Compensation Elements: Incentive Bonuses.”

4)	Reflects a cash bonus of €146,000 earned in 2006 and paid in 2007, based on a target bonus equal to 50% of Mr. Schneider’s annual base salary, or €175,000, as determined by the Compensation Committee for Mr. Schneider at the beginning of fiscal 2006. The performance criteria related to Mr. Schneider’s 2006 target bonus comprised three categories, each equal in value: an annual revenue target, quarterly operating performance targets and the judgment of the Compensation Committee. The amount of the cash bonus award of €146,000 was made based on Compensation Committee’s determination that Mr. Schneider achieved 100% of the annual revenue target, 50% of the quarterly operating performance targets and 100% of the portion of the bonus related to the Compensation Committee’s judgment. Also reflects a cash bonus of €20,000 based on the Company’s achievement of operating profit in the fourth quarter of 2006.

5)	Reflects quarterly performance bonus awards under the Company’s Management by Objective Program. Also discussed in Compensation Discussion and Analysis under “Compensation Elements: Bonus Structure for Other Executives.”

6)	Reflects a performance bonus award of $41,867, which is the prorated portion of Mr. Moore’s total potential performance bonus of $100,000, related to the achievement of objectives established by the Compensation Committee. Also reflects a bonus of $75,000 for Mr. Moore’s contributions related to sale of the Company’s Digital TV solutions business.

7)	Reflects quarterly performance bonus awards under the Company’s Management by Objective program and a discretionary bonus awarded to Dr. Mueller for the third quarter of 2006. Also discussed in Compensation Discussion and Analysis under “Compensation Elements: Bonus Structure for Other Executives.”

8)	Reflects a bonus of $100,000 for Mr. Overkott’s contributions related to sale of the Company’s Digital TV solutions business.

All Other Compensation
9)	Reflects a payment of $80,000 related to Mr. Schneider’s agreement to accept certain restrictions to his ability to compete with Kudelski S.A. and its subsidiaries after SCM’s sale of the Digital TV solutions business to Kudelski S.A. Also reflects payments of €2,175 and €5,522 made on Mr. Schneider’s behalf in 2006 for pension and health insurance, respectively.

10)	Reflects payments of €3,504, €2,339 and €9,807 made on Mr. Rohaly’s behalf in 2006 for pension and employee saving contributions, health and unemployment insurance, and car allowance and leasing expenses, respectively.

11)	Reflects a severance payment of $200,000 following Mr. Moore’s departure from the Company in June 2006. Also reflects a payment of $34,181 for accrued but unused vacation and payments of $18,708 made on Mr. Moore’s behalf for health and disability insurance coverage and under the Company’s 401K matching program.

12)	Reflects payments of €6,462, €4,502 and €17,227 made on Dr. Mueller’s behalf in 2006 for pension and employee saving contributions, health and unemployment insurance, and car leasing expenses, respectively.

13)	Reflects a severance payment of $220,000 following Mr. Overkott’s departure from the Company in January 2006. Also reflects payments of €491 and €1,118 made on Mr. Overkott’s behalf for pension and unemployment insurance and car leasing expenses, respectively.
Exchange Rate
14)	Messrs. Schneider, Rohaly and Overkott and Dr. Mueller are paid in local currency, which is the euro. Due to fluctuations in exchange rates during the year, amounts in U.S. dollars varied from month to month. Amounts shown in dollars under “Salary” and “All Other Compensation” above were derived using the following average exchange rates: €0.835 per dollar for the first quarter, €0.811 per dollar for the second quarter, €0.786 per dollar for the third quarter and €0.785 per dollar for the fourth quarter. Amounts shown in dollars under “Non-Equity Incentive Plan Compensation” were derived using exchange rates that correspond to the period in which award payments were made, generally the quarter after they were earned, and are as follows: €0.811 per dollar for the second quarter of 2006, €0.786 per dollar for the third quarter of 2006, €0.785 per dollar for the fourth quarter of 2006 and €0.764 per dollar for the first quarter of 2007.
Salary
15)	Mr. Schneider was paid a base salary of €350,000 in 2006.

16)	Mr. Rohaly joined the Company in March 2006 at a base salary of €200,000, of which he received a prorated amount of €160,000 for 2006.

17)	Mr. Moore served as our Chief Financial Officer until March 2006, at which time the Company announced its decision to move its corporate finance functions from the U.S. to Germany. Mr. Moore remained with the Company until June 2006. Mr. Moore’s base salary was $200,000, of which he received a prorated payment of $77,692 for 2006.

18)	In January 2006 Dr. Mueller was promoted to Vice President Marketing and was named an executive officer of the Company. During 2006 Dr. Mueller’s base salary was raised from €138,333 to €145,000, and his total salary payments were €143,333.

19)	Mr. Overkott served as our Executive Vice President, Sales and Marketing until January 2006, at which time he left the Company. Mr. Overkott’s base salary was €200,000, for which he received a prorated payment of €10,480 in 2006.

     The following table sets forth certain information with respect to the grant of non-equity and equity incentive plan awards under our quarterly and annual bonus programs and our stock option plans.
Grant of Plan-Based Awards in Fiscal 2006

					All Other
					Option
					Awards;	Exercise	Grant Date
			Estimated Future	Estimated Future	Number of	or Base	Fair Value
			Payouts Under	Payouts Under	Securities	Price of	of Stock
			Non-Equity Plan	Equity Incentive	Underlying	Option	and Option
		Approval	Awards (1)	Plan Awards (2)	Options (#)	Awards	Awards ($)
Name	Grant Date	Date	Target ($)	Target (#)	(2)	($/share)	(3)
Robert Schneider -	12/11/2006	12/09/2006	—	50,000 (4)	—	$3.27	$82,690
Chief Executive Officer	—	—	$328,782 (5)	—	—

Stephan Rohaly -	3/14/2006		—	—	30,000 (6)	$3.21	$54,648
Chief Financial Officer	9/28/2006		—	50,000 (4)	—	$3.41	$89,125
	—		$61,406 (5)	—	—

Steven L. Moore -	None		—	None	None	None
Former Chief Financial Officer	—		$175,000

Dr. Manfred Mueller -	2/2/2006		—	—	5,000 (7)	$3.23	$9,165
Vice President Marketing	7/5/2006		—	—	6,200 (8)	$3.03	$9,820
	9/28/2006		—	20,000 (4)	—	$3.41	$35,650
	—		$38,097 (5)	—	—

Colas Overkott -	None		None	None	None	None
Former Executive Vice President, Sales and Marketing	—		$100,000

1)	Refers to the potential payouts for 2006 under our 2006 Executive Bonus Plan, our Management by Objective Plan, bonuses tied to the sale of our Digital TV solutions business, and additional performance bonus targets established during 2006, as further discussed in Compensation Discussion and Analysis. Actual bonus amounts paid to our executives for 2006 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

2)	We grant options to our executives under our 1997 Stock Option Plan and our 2000 Stock Option Plan. All options have an exercise price that is the closing price of our common stock on the NASDAQ stock market on the date of grant and expire ten years from the date of grant.

3)	The grant date fair value of the options awards is calculated using the Black Scholes valuation model using the following assumptions: a dividend rate of zero, interest rate of approximately 4.81%, an expected option life of 3.92 years, and volatility of approximately 67%. See Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for more information about how we account for stock based compensation.

4)	Reflects performance-based incentive options tied to the achievement of operating profit in the fourth quarter of 2006. These options vest 100% one year from the date of grant.

5)	Amounts shown in dollars are converted from euros, in which currency our German-based executives are paid, and were derived using exchange rates that correspond to the period in which award payments would typically be made, which generally is the quarter after they were earned. Exchange rates used in this conversion are therefore: €0.811 per dollar for the second quarter of 2006, €0.786 per dollar for the third quarter of 2006, €0.785 per dollar for the fourth quarter of 2006 and €0.764 per dollar for the first quarter of 2007.

6)	Reflects initial options to purchase shares of our common stock, granted upon joining the Company. These options vest 25% one year from the date of grant and then vest 1/48th per month for 36 months.
7)	Reflects options awarded for promotion, which vests 100% one year from date of grant.
8)	Reflects annual “top-up” options that vest 1/12th per month commencing on the fourth anniversary of the date of grant.
     The following table sets forth certain information with respect to the outstanding equity awards held by the named executive officers at the end of 2006.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
				Equity
				Incentive Plan
	Number of	Number of		Awards: Number
	Securities	Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
Robert Schneider -	35,000	0		—	$8.10	6/10/2007
Chief Executive Officer
	85,000	0			$9.50	8/11/2007
	30,000	0			$30.00	10/9/2008
	30,000	0			$45.5625	7/21/2009
	30,000	0			$52.6250	7/26/2010
	4,811	0			$4.68	12/1/2010
	18,000	0			$8.08	7/17/2011
	31,604	0			$8.08	7/17/2011
	0	15,601	(1)		$3.31	4/16/2013
	0	15,000	(1)		$2.78	9/16/2014
	69,360	0			$2.78	9/16/2014
	0	15,000	(1)		$3.08	7/27/2015
	0	50,000	(2)		$3.27	12/11/2016

Stephan Rohaly — Chief	0	30,000	(3)	—	$3.21	3/14/2016
Financial Officer	0	50,000	(2)		$3.41	9/28/2016

Steven L. Moore -	None	None		—
Former Chief Financial Officer (4)

	Option Awards
				Equity
				Incentive Plan
	Number of	Number of		Awards: Number
	Securities	Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
Dr. Manfred Mueller -	20,000	0		—	$8.08	7/17/2011
Vice President Marketing	0	3,329	(1)		$3.31	4/16/2013
	3,832	0			$3.31	4/16/2013
	0	6,000	(1)		$2.78	9/16/2014
	5,000	0			$2.78	9/16/2014
	0	6,000	(1)		$3.08	7/27/2015
	0	5,000	(2)		$3.23	2/02/2016
	0	6,200	(1)		$3.03	7/05/2016
	0	20,000	(2)		$3.41	9/28/2016

Colas Overkott -	46,041	18,989	(3)	—	$3.87	1/29/2013
Former Executive Vice President, Sales and	0	10,000	(1)		$2.78	9/16/2014
Marketing (5)
	25,610	0			$2.78	9/16/2004

1)	Vests 1/12th per month over one year, commencing four years from date of grant.

2)	Vests 100% one year from date of grant.

3)	Vests 25% after one year, then 1/48th vests monthly for 36 months.

4)	Mr. Moore left SCM in June 2006. As of December 31, 2006, all previously granted but unexercised options had been exercised or canceled.

5)	Mr. Overkott left SCM in January 2006. The period during which Mr. Overkott was allowed to exercise his options was extended through December 31, 2006. As of January 1, 2007, all previously granted but unexercised options had been canceled.
     The following table sets forth certain information with respect to options exercised by the named executive officer and stock that vested during fiscal year 2006.
Option Exercises and Stock Vested in Fiscal Year 2006

Option Awards
Number of Shares
	Acquired on	Value Realized Upon
Name	Exercise (#)	Exercise ($)
Robert Schneider — Chief Executive Officer	None
Stephan Rohaly — Chief Financial Officer	None
Steven L. Moore — Former Chief Financial Officer	10,000	$1,470
Dr. Manfred Mueller — Vice President Marketing	None
Colas Overkott — Former Executive Vice President, Sales and Marketing	None

Pension Benefits
     We do not offer pension benefits and have, therefore, omitted the Pension Benefits table. As described in Compensation Discussion and Analysis, on behalf of our executives in Germany we make payments to a government-managed pension program, to government-managed or private health insurance programs, and in some cases for unemployment insurance, as mandated under German employment law. These payments were detailed under the “All Other Compensation” column of the summary compensation table. Any use of the term “pension” in the Compensation Discussion and Analysis or the related tables are references to the government-managed pension program.
Termination / Change in Control Payments
     We have entered into employment agreements containing severance or change of control provisions with each of our current executive officers, and also had agreements in place with Colas Overkott, our former executive vice president, sales and marketing, who left our employ in January 2006, and with Steven L. Moore, our former chief financial officer, who left our employ in June 2006. Below are the material terms of each agreement. None of our current or former executive officers included below are of retirement age and none of their respective agreements contain provisions for additional payments upon retirement. The Company does not offer our executive officers severance benefits in the case of death, disability or voluntary termination.
Employment Agreements with Robert Schneider
     Through our wholly owned subsidiary, SCM Microsystems GmbH, on August 26, 1993 we entered into an employment agreement with Robert. Schneider, our chief executive officer, pursuant to which he serves as managing director of our German subsidiary. The agreement continues for an indefinite term and each party may terminate the agreement at any time with six to twelve months’ notice.
     On May 22, 2006, SCM Microsystems GmbH entered into an amended employment agreement with Mr. Schneider pursuant to which Mr. Schneider will be entitled to receive severance, in part, for his signing a Restrictive Covenant that imposes certain restrictions on Mr. Schneider’s ability to compete with Kudelski S.A., the company to which we sold our Digital TV solutions business in May 2006. Pursuant to his amended employment agreement, Mr. Schneider also received a one-time signing bonus of $80,000 in May 2006.
     Under Mr. Schneider’s amended employment agreement, if we were to terminate Mr. Schneider’s employment without “cause” or if Mr. Schneider were to resign within 90 days of an event constituting “good reason” (defined as a material diminution in Mr. Schneider’s title, reporting relationships, or scope of responsibilities or authorities without his written consent), Mr. Schneider would be entitled to receive monthly payments equal to his then-current monthly base salary payment for 24 months following his departure from us. Had Mr. Schneider been terminated as of December 31, 2006, the total severance amount payable would have been €700,000, or approximately $900,901, based on the average exchange rate for December 2006 of one dollar being equal to 0.777 euros. The right to receive the monthly severance payments is subject to Mr. Schneider’s agreement to abide by the Restrictive Covenant as described above, as well as a general release of claims in customary form by Mr. Schneider and his continued compliance with SCM’s policies on confidentiality of operational and business secrets. Mr. Schneider is furthermore subject to a non-compete provision for a period of one year after the termination of his employment with us.
Employment Agreements with Stephan Rohaly
     On March 14, 2006, through our wholly owned subsidiary, SCM Microsystems GmbH, we entered into an employment agreement with Stephan Rohaly, who became our chief financial officer on March 21, 2006. Either Mr. Rohaly or SCM Microsystems GmbH may terminate the agreement and Mr. Rohaly’s employment with us upon at least six months’ prior written notice.
     On December 12, 2006, through SCM Microsystems GmbH, we entered into a supplemental employment agreement (the “Supplement”) with Mr. Rohaly, which provides Mr. Rohaly with the right to a severance payment under various circumstances following a “Take Over” of the Company, which is defined in the Supplement as the completed acquisition of the majority of voting stock of SCM

Microsystems, Inc. or the completed acquisition of all or substantially all assets of the Company by a third party buyer.
     Pursuant to the Supplement, Mr. Rohaly is eligible to receive a one-time severance payment equal to €174,000 in the event that we, or the buyer in a Take Over, terminate Mr. Rohaly’s employment for any reason other than “severe and avoidable conduct” or for “cause” within six months of such Take Over (the “Notice Period”). The severance amount is payable in a lump sum, through SCM Microsystems GmbH. The supplement further provides that Mr. Rohaly is eligible to receive the Severance Amount if, during the Notice Period following a Take Over, he gives ordinary notice of termination of his employment due to either a significant change in his tasks and responsibilities that is unacceptable to Mr. Rohaly, or a change in his place of employment to a location outside of Europe or to a location within Europe that is more than 100 kilometers from an international airport.
     Mr. Rohaly’s rights to any Severance Amount provided for by the Supplement shall be terminated if, during the Notice Period, the Company, the buyer in a Take Over, or an affiliate of either, offers Mr. Rohaly a position with the surviving company that is monetarily similar or better compared to his current position and within Europe and not more than 100 kilometers from an international airport, regardless of whether or not he accepts such an offer. Had Mr. Rohaly been terminated due to a Take Over at the end of fiscal 2006, he would have been entitled to receive approximately $223,938, based on the average exchange rate for December 2006 of one dollar being equal to 0.777 euros.
     Following any termination, under his employment agreement, Mr. Rohaly agrees to keep as secret all confidential information related to SCM, including but not limited to operational and business secrets.
Employment Agreement with Dr. Manfred Mueller
     On June 8, 2006, through our wholly owned subsidiary, SCM Microsystems GmbH, we entered into an amended employment agreement with Dr. Manfred Mueller, our vice president of marketing during 2006 and currently our vice president sales, EMEA. Either Dr. Mueller or SCM may terminate the agreement and Dr. Mueller’s employment with us upon at least six months’ prior written notice. Should Dr. Mueller be terminated without “cause”, he is entitled to receive a severance payment at the time of termination equal to 12 months of his then-current base salary and target bonus, payable in a lump sum by SCM Microsystems GmbH. If Dr. Mueller had been so terminated at the end of fiscal 2006 he would have been entitled to €169,172, or approximately $217,725, based on the average exchange rate for December 2006 of one dollar being equal to 0.777 euros.
     Following any termination, under his employment agreement, Dr. Mueller agrees to keep as secret all confidential information related to SCM, including but not limited to operational and business secrets.
Employment and Separation Agreements with Colas Overkott
     In January 2006, we entered into a separation agreement with Mr. Overkott. Mr. Overkott left his position as executive vice president, sales and marketing with us effective January 15, 2006. Under the separation agreement, Mr. Overkott received a severance payment of approximately $220,000. In addition, the period during which he was able to exercise his SCM stock options was extended through December 31, 2006, subject to the provisions of our employee stock option plan. Under the separation agreement, Mr. Overkott continued to provide limited support to SCM on various matters through the end of February 2006.
Employment Agreement with Steven L. Moore
     In January 2006, we entered into an employment agreement with Steven L. Moore, formerly our chief financial officer until March 21, 2006. Under the agreement, if SCM were to terminate Mr. Moore without “cause” or if Mr. Moore were to terminate his employment with us within 90 days of an event constituting “good reason” (defined as either the relocation of Mr. Moore’s primary work place or the relocation of the place from which SCM directs that the responsibilities of the chief financial officer be discharged, in either case, to a location more than 50 miles from Fremont, California; or a material diminution in Mr. Moore’s title, reporting relationships, or scope of responsibilities or authority, without Mr. Moore’s written consent), then Mr. Moore would be entitled to a severance package consisting of 1) payment of his then-current monthly base salary for one year following the termination of his employment;

2) payment of any bonus earned during 2005 (if not already paid) under our MBO Plan and a pro rata portion of any bonus earned under the MBO Plan during 2006; and 3) payment of any special bonus earned with respect to projects completed within 180 days of the date of Mr. Moore’s termination. In addition, Mr. Moore would be entitled to receive coverage under SCM group health insurance program until the earlier of coverage being provided by another employer or up to one year following the date of termination. Following the announcement of our intention to move our corporate headquarters to Germany and the subsequent appointment of a new German-based chief financial officer, Mr. Moore left our employ in June 2006. Upon his departure, Mr. Moore received his full severance package, as detailed above, which included severance of $200,000 paid out in a lump sum and a prorated bonus payment for 2006 of $41,667 based on the achievement of objectives established by the chief executive officer and the Board.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of our Board of Directors reviews and makes recommendations to our Board of Directors regarding our compensation policies and the compensation to be provided to our chief executive officer, our other executive officers and our directors. During fiscal year 2006, the Compensation Committee was comprised of Messrs. Cubero, Humphreys and Turner, and Mr. Andrew Vought. Mr. Vought served as chairman of the Compensation Committee until his resignation from the committee on April 12, 2006, at which time Mr. Humphreys was appointed chairman. On April 12, 2007, Mr. Humphreys moved off the Compensation Committee and Dr. Hultzsch and Mr. Koepf joined the Compensation Committee. Currently, the Compensation Committee is comprised of Messrs. Cubero, Koepf and Turner and Dr. Hultzsch, with Dr. Hultzsch serving as chairman. Our Board of Directors has determined that each current member of the Compensation Committee meets the independence standards of the Marketplace Rules of the NASDAQ Stock Market and the requirements set forth in Rule 10A-3(b)(1) under the Exchange Act.
     During the fiscal year 2006, Mr. Koepf had a relationship requiring disclosure under Item 404 of Regulation S-K. Please see the section entitled “Certain Relationships, Related Transactions and Director Independence” of this Amended Report for additional information about this relationship.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed with management of the Company the Compensation Discussion and Analysis contained in this Amended Annual Report on Form 10-K/A. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of the Directors of the Company that the Compensation Discussion and Analysis be included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.
Compensation Committee
Steven Humphreys, Chairman
Manuel Cubero
Simon Turner
April 27, 2007

Director Compensation in Fiscal 2006
     The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-employee directors in fiscal 2006 for services to our company.

						Change in
						Pension Value
					Non-Equity	and
					Incentive	Nonqualified
			Option		Plan	Deferred	All Other
	Fees Earned or	Stock	Awards ($)		Compensation	Compensation	Compensation
Name	Paid in Cash ($)	Awards ($)	(1)		($)	Earnings	($)	Total ($)
Steven Humphreys	$42,500	—	$6,290		—	—	—	$48,790
- Chair (2)

Dr. Manuel Cubero	$13,000	—	$6,290		—	—	—	$19,290
(3)

Dr. Hagen	$21,000	—	$6,290		—	—	—	$27,290
Hultzsch (4)

Werner Koepf (5)	$22,417	—	$17,521	(9)	—	—	—	$39,938

Ng Poh Chuan (6)	$19,000	—	$6,290		—	—	—	$25,290

Simon Turner (7)	$28,000	—	$6,290		—	—	—	$34,290

Andrew Vought (8)	$9,833	—	$5,040	(10)	—	—	—	$14,873

1)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2006. See Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for more information about how we account for stock based compensation.

2)	Mr. Humphreys received a fee of $20,000 for his service as Chair of the Board of Directors in fiscal 2006. He also received $2,000 for his service as Chair of the Compensation Committee, $4,000 for his service as Chair of the Nominating Committee and $5,000 for his service as a member of the Audit Committee. Additionally, he received a fee of $4,000, or $1,000 for each physical Board meeting attended. Further, Mr. Humphreys received $7,500 for additional services rendered to the Strategy Committee. Mr. Humphreys had 86,415 options outstanding as of December 31, 2006, of which 81,831 were exercisable.

3)	Dr. Cubero received a fee of $10,000 for his service as a director in fiscal 2006. He also received $2,000 for his service as a member of the Compensation Committee. He joined the Nominating Committee in October 2006 but was not paid a fee for his service on this committee in 2006. Additionally, he received a fee of $1,000, or $1,000 for each physical Board meeting attended. Dr. Cubero had 30,000 options outstanding as of December 31, 2006, of which 25,416 were exercisable.

4)	Dr. Hultzsch received a fee of $10,000 for his service as a director in fiscal 2006. He also received $5,000 for his service as a member of the Audit Committee and $2,000 for his service as a member of the Nominating Committee. Additionally, he received a fee of $4,000, or $1,000 for each physical Board meeting attended. Dr. Hultzsch had 30,000 options outstanding as of December 31, 2006, of which 25,416 were exercisable.

5)	Mr. Koepf joined the Board in February 2006. He received a prorated fee of $9,167 for his service as a director in fiscal 2006. Additionally, he received a fee of $2,000, or $1,000 for each physical Board meeting attended. Further, Mr. Koepf received $11,250 for additional services rendered to the Strategy Committee. Mr. Koepf had 15,000 options outstanding as of December 31, 2006, of which 8,749 were exercisable.

6)	Mr. Ng received a fee of $10,000 for his service as a director in fiscal 2006. He also received $5,000 for his service as a member of the Audit Committee. Additionally, he received a fee of $4,000, or $1,000 for each physical Board meeting attended. Mr. Ng had 45,000 options outstanding as of December 31, 2006, of which 40,416 were exercisable.

7)	Mr. Turner received a fee of $10,000 for his service as a director in fiscal 2006. He also received $10,000 for his service as Chair of the Audit Committee, $2,000 for his service as a member of the Compensation Committee and $2,000 for his service as a member of the Nominating Committee. Additionally, he received a fee of $4,000, or $1,000 for each physical Board meeting attended. Mr. Turner had 40,000 options outstanding as of December 31, 2006, of which 35,416 were exercisable.

8)	Mr. Vought did not receive the full $10,000 annual retainer because of his resignation in November 2006, but received a prorated fee of $8,333 for his service as a director in fiscal 2006. He also received $500 for his service as a member of the Compensation Committee through March 2006. Additionally, he received a fee of $1,000, or $1,000 for each physical Board meeting attended. Mr. Vought had 35,000 options outstanding as of December 31, 2006, of which 35,000 were exercisable. Mr. Vought resigned from the Compensation Committee in April 2006 and he resigned from the Board of Directors effective November 3, 2006.

9)	Mr. Koepf received an initial grant to purchase 10,000 shares of our common stock on February 2, 2006, the date he joined the Board, at an exercise price of $3.23 per share, based on the NASDAQ closing price on that day.

10)	This amount only reflects options granted in years prior to 2006, as Mr. Vought did not receive a grant in 2006 because his resignation from the Board became effective on the date of our annual meeting, which is the date when options were granted.
     Annual Cash Compensation. During 2006, SCM’s directors were paid in the currency of the country of their residence, using a fixed exchange rate of €0.93 per U.S. dollar for our German-based directors and £0.63 per U.S. dollar for our UK-based director. During fiscal 2006, each non-employee member of our Board of Directors was eligible to receive the following cash compensation:
•	an annual retainer of $10,000 for each member of the Board, except for the chairman, who is eligible to receive an annual retainer of $20,000;

•	additional retainer of $2,000 for service on the Compensation or Nominating Committees of the Board, except for the chairman of such committees, who is eligible to receive an annual retainer of $4,000;

•	additional retainer of $5,000 for service on the Audit Committee of the Board, except for the chairman, who is eligible to receive an annual retainer of $10,000;

•	additional fees of $1,500 per day for services requested by and provided to the Strategy Committee of the Board, subject to pre-approval by the chairman of the Board or the chairman of the Strategy Committee; and

•	meeting fees of $1,000 for physical attendance at Board meetings.
     Additionally, we reimburse our non-employee Board members for all reasonable out-of pocket expenses incurred in the performance of their duties as directors, which in practice is primarily related to travel expenses associated with Board or committee meetings or with committee assignments.
     Equity Compensation. During fiscal 2006, each non-employee member of our Board of Directors was eligible to receive option awards under the terms of the Company’s 1997 Director Plan. This plan expired in March 2007. Under this plan, new members of the Board receive an initial option grant to purchase 10,000 shares of the Company’s common stock, vesting 1/12th per month over one year. Continuing members of the Board who have served for at least six months receive an annual option grant to purchase 5,000 shares of the Company’s common stock, vesting 1/12th per month over one year, awarded on the date of the Company’s Annual Meeting of Stockholders.

     During 2006, each of our non-employee directors received an annual grant of 5,000 shares of the Company’s common stock, with the exception of Mr. Vought, who did not receive a grant because his resignation from our Board became effective on the date of our Annual Meeting. All such annual grants were made on November 3, 2006, the date of our Annual Meeting, at an exercise price of $3.39 per share, based on the NASDAQ closing price of that day. The grant date fair value of these annual stock options to each director, based on the Black Sholes model, is approximately $8,600.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The table below sets forth information known to us as of April 13, 2007 with respect to the beneficial ownership of our common stock by:
•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the Named Executive Officers (as listed below); and

•	all of our directors and Named Executive Officers, as a group.
     Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 15,727,307 shares of our common stock outstanding as of April 13, 2007.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 13, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.
     Unless specified below, the mailing address for each individual, officer or director is c/o SCM Microsystems, Inc., Oskar-Messter-Str. 13, 85737 Ismaning, Germany.

	SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER	PERCENT
Royce & Associates, LLC (1) 1414 Avenue of the Americas New York, NY 10019	1,596,600	10.2%
Dimensional Fund Advisors, Inc. (2) 1299 Ocean Avenue, 11th Floor Santa Monica, Calif., 90401	1,068,567	6.5%
Robert Schneider (3)	801,352	5.0%
Steven Humphreys (4)	95,831	*
Ng Poh Chuan (5)	42,916	*
Manfred Mueller (6)	40,956	*
Simon Turner (7)	37,916	*
Manuel Cubero (8)	27,916	*
Hagen Hultzsch (9)	27,197	*
Werner Koepf (10)	12,916	*
Stephan Rohaly (11)	9,375	*
All directors and executive officers as a group (9 persons) (12)	1,097,094	6.7%

*	Less than one percent.

1)	Based solely on information contained in a Schedule 13G filed on March 8, 2007.

2)	Based solely on information contained in a Schedule 13G filed on February 9, 2007.
3)	Includes (i) 13,510 shares held by Robert Schneider’s wife, Ursula Schneider, (ii) options to purchase 2,500 shares of common stock exercisable within 60 days of April 13, 2007 held by Ursula Schneider, and (iii) options to purchase 333,775 shares of common stock exercisable within 60 days of April 13, 2007 held by Robert Schneider.
4)	Includes options to purchase 84,331 shares of common stock exercisable within 60 days of April 13, 2007.
5)	Consists of options to purchase 42,916 shares of common stock exercisable within 60 days of April 13, 2007.
6)	Includes options to purchase 34,109 shares of common stock exercisable within 60 days of April 13, 2007.
7)	Consists of options to purchase 37,916 shares of common stock exercisable within 60 days of April 13, 2007.
8)	Consists of options to purchase 27,916 shares of common stock exercisable within 60 days of April 13, 2007.
9)	Consists of options to purchase 27,916 shares of common stock exercisable within 60 days of April 13, 2007.
10)	Consists of options to purchase 12,916 shares of common stock exercisable within 60 days of April 13, 2007.
11)	Consists of options to purchase 9,375 shares of common stock exercisable within 60 days of April 13, 2007.
12)	Includes options to purchase 613,670 shares of common stock exercisable within 60 days of April 13, 2007 that may be deemed to be beneficially owned by our directors and certain executive officers. These shares are shown as being held by our directors and officers for purposes of this table only.
Equity Compensation Plan Information
     The following table summarizes information as of December 31, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including our 1997 Stock Plan, Director Plan, 1997 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) and 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). Each of the 1997 Stock Plan, Director Plan and Employee Stock Purchase Plan expired in March 2007 and no additional awards will be granted under such plans.

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by stockholders (1)	1,149,613	$17.6465	4,492,514

Equity compensation plans not approved by security holders (2)	621,082	$3.2660	101,462

Total (3)	1,770,695	$12.6205	4,593,976 (4)

1)	Equity plans approved by stockholders consist of the 1997 Stock Plan, the Director Plan and the Employee Stock Purchase Plan.

2)	Equity plans not approved by stockholders consist of the Nonstatutory Plan.

3)	Does not include options to purchase an aggregate of 16,360 shares of common stock, 13,213 of which were awarded under Dazzle Multimedia plans prior to our acquisition of Dazzle Multimedia in 2000 and 3,147 of which were awarded under Shuttle Technologies plans prior to our acquisition of Shuttle Technologies in 1998. These options have a weighted average exercise price of $7.4646 and were granted under plans assumed in connection with transactions under which no additional options may be granted.

4)	Includes securities available under the following plans that have formulas for determining the amount of securities available for issuance each year: 1) the 1997 Stock Plan, under which the maximum aggregate amount which may be optioned and sold increases on each anniversary date of the adoption of the Plan by an amount equal to the lesser of (i) 500,000 Shares, (ii) 4.9% of the outstanding shares on such date or (iii) a lesser amount determined by the Board; 2) the Director Plan, under which the maximum aggregate amount which may be optioned and sold increases on July 1 of each year by an amount equal to (i) the optioned stock underlying options granted in the immediately preceding year, or (ii) a lesser amount determined by the Board; and 3) the Employee Stock Purchase Plan, under which the maximum amount available increases on each anniversary date of the adoption of the Plan by an amount equal to the lesser or (i) 150,000 shares, (ii) 1% of the outstanding shares on such date or (iii) a lesser amount determined by the Board.
Material features of plans not approved by stockholders
     Under the Nonstatutory Plan, non-qualified stock options may be granted to our employees, including officers, and to non-employee consultants. The plan’s administrators, as delegated by our Board of Directors, may set the terms for each option grant made under the plan, including the rate of vesting, allowable exercise dates and the option term of such options granted. The exercise price of a stock option under the Nonstatutory Plan shall be equal to the fair market value of our common stock on the date of grant. While our Board of Directors or its appointed committee may, at its discretion, reduce the exercise price of any option to the then current fair market value if the fair market value of the common stock covered by such option shall have declined since the date the option was granted, no such action has ever been taken by our Board of Directors. 750,000 shares are reserved for issuance under the Nonstatutory Plan, and options for 1,066,456 shares have been granted under the plan to date.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Party Transactions
     During fiscal 2006, we incurred license expenses of approximately $200,000 to Gemplus International S.A., a company engaged in the development and distribution of smart-card based systems. At Gemplus, Mr. Koepf serves as a director and as chairman of the compensation committee. Our business relationship with Gemplus has been in existence for many years and predates Mr. Koepf’s appointment to our Board of Directors in February 2006. Approximately $76,000 of the incurred license expense for 2006 relates to continuing operations. License expenses of approximately $400,000 and $100,000 were incurred for 2005 and 2004, respectively, of which approximately $232,000 and $25,000 related to continuing operations in 2005 and 2004, respectively. As of December 31, 2006, approximately $30,000 was due as accounts payable to Gemplus. No accounts payable to Gemplus were due as of December 31, 2005 and 2004. To our knowledge, Mr. Koepf was not directly compensated for revenue transactions between the two companies.
     During fiscal 2004, we recognized revenue of approximately $600,000 from sales to Conax AS, a company engaged in the development and provision of smart-card based systems. Oystein Larsen, a member of our Board of Directors until July 2005, served as executive vice president business development and new business of Conax through December 31, 2004. As of December 31, 2004, no accounts receivable amounts were due from Conax. To our knowledge, Mr. Larsen was not directly compensated for revenue transactions between the two companies.
Related Party Transaction Policy
     The Audit Committee of our Board of Directors, among its other duties and responsibilities, reviews and monitors all related party transactions and in February 2007 adopted our “Related Party Transaction Policies and Procedures” (the “Policy”). Under the Policy, our Board of Directors is required to review and approve the material terms of all “Interested Transactions” involving a related party, subject to certain exceptions. An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 per year or $30,000 in any quarter, (2) the Company is a participant, and (3) any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). In determining whether to approve or ratify an Interested Transaction, our Board of Directors is required to take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
     Exceptions to the Policy include Interested Transactions for which standing pre-approval has been authorized, such as the hiring of executive officers and the payment of compensation to directors, where such compensation is required to be disclosed in the Company’s annual, quarterly or current filings; transactions involving competitive bids; and regulated transactions, such as for the rendering of regulated services, for example with a public utility.
     To ensure the Policy is being followed, we require each of our non-employee directors and each of our executive officers to provide and update information about related party relationships and related party transactions on a quarterly and annual basis. This information is reviewed by our Corporate Accounting personnel, which also reviews our sales and purchasing transactions on an ongoing basis to identify any transactions with known related parties.
     Our Related Party Transaction Policy is in writing and has been communicated by management to our employees.
Director Independence
     Our Board of Directors has reviewed the independence of each of our directors and considered whether any director has had a material relationship with our company or our management that could compromise his ability to exercise independent judgment in carrying out his duties and responsibilities. As a result of this review, our Board of Directors affirmatively determined that all of our non-employee directors, with the exception of Andrew Vought, were independent of SCM and our management under the corporate governance standards of the Marketplace Rules of the NASDAQ Stock Market. Our Board of Directors further determined that Andrew Vought did not qualify as an independent director under the corporate governance standards of the NASDAQ Stock Market because Mr. Vought received compensation of $98,000 in July 2003 in connection with his services related to the sale and divestiture of our Digital Media and Video business, which disqualified him for independent status under the NASDAQ rules. Our Board of Directors further determined that, while Mr. Vought was not considered independent under the NASDAQ standards, his value and contributions to our Board of Directors justified his remaining on the Board of Directors in fiscal 2006. Mr. Vought voluntarily resigned for our Board of Directors in November 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed or to be billed to us for the following professional services for the fiscal years ended December 31, 2006 and December 31, 2005 from Deloitte & Touche, our independent accounting firm, are as follows (in thousands):

	2006		2005
Audit Fees	$792,501	(1)	$1,027,765
Audit-Related Fees	—		—
Tax Fees	26,677		33,075
All Other Fees	—		—

Total	$819,178		$1,060,840

1)	Amount reflects fees billed to date and unbilled estimated fees for services rendered in connection with our audit of the financial statements for fiscal 2006. Additional fees may be billed for these services.
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
     Tax Fees. Tax fees principally include assistance with preparation of federal, state and foreign tax returns, tax compliance, tax planning, and tax consulting.
     All Other Fees. Represents fees for all other services, including Sarbanes-Oxley consultation and training.
Independent Auditor
     The appointment of independent auditors is approved annually by the Audit Committee of our Board of Directors. Deloitte & Touche, an independent registered public accounting firm, has been our auditor since 1999 and was our independent auditing firm for fiscal year 2006. The Audit Committee of our Board of Directors has appointed Deloitte & Touche as our independent auditing firm for the fiscal year ending December 31, 2007. We expect to include a stockholder proposal in our Notice of Annual Meeting and Proxy Statement for our 2007 annual meeting of stockholders to ratify this appointment.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee pre-approves all audit and non-audit services provided by our independent auditing firm, including the estimated fees and other terms of any such engagement. In certain circumstance, the Audit Committee may provide subsequent approval of non-audit services not previously approved. Services provided by our independent auditing firm may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether such audit or non-audit services are consistent with the Securities and Exchange Commission rules on auditor independence. The Audit Committee has determined that the services provided by Deloitte & Touche as set forth herein are compatible with maintaining Deloitte & Touche’s independence. All audit, audit-related, tax and other fees set forth in the table above were pre-approved pursuant to this policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
List of Documents filed as part of this report:

Exhibit
Number	Description of Document
3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(5)	Amended and Restated Bylaws of Registrant.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.1(1)*	Form of Director and Officer Indemnification Agreement.

10.2(8)*	Amended 1997 Stock Plan.

10.3(1)*	1997 Employee Stock Purchase Plan.

10.4(1)*	1997 Director Option Plan.

10.5(1)*	1997 Stock Option Plan for French Employees.

10.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10.7(2)*	2000 Non-statutory Stock Option Plan.

10.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.

10.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

10.15(13)*	Description of Executive Compensation Arrangement.

10.16(14)*	Management by Objective (MBO) Bonus Program Guide.

10.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.

10.20(15)*	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.

10.21(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.

Exhibit
Number	Description of Document
10.22(16)	Purchase Agreement between SCM Microsystems and Kudelski S.A.

10.23(17)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.

10.24(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.

10.25(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

10.26(16)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.

10.27(18)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.

21.1(16)	Subsidiaries of the Registrant.

23.1(16)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(18)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant SCM MICROSYSTEMS, INC.
By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer and Director

April 30, 2007

     The following exhibits are filed with this report:

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15D-14 of the Securities Exchange Act, as amended.