Form 10-Q
period 2007-03-31
SCM MICROSYSTEMS INC
filed 2007-05-15
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-29440

SCM MICROSYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0444317
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)
Oskar-Messter-Str. 13, 85737 Ismaning, Germany
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
+ 49 89 95 95 5000
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
Yes ☐ No ☑
At May 8, 2007, 15,727,307 shares of common stock were outstanding.

SCM MICROSYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net revenue	$8,457	$7,427
Cost of revenue	4,717	4,777

Gross profit	3,740	2,650

Operating expenses:
Research and development	720	969
Selling and marketing	1,559	1,839
General and administrative	1,400	2,084
Amortization of intangible assets	175	160
Restructuring and other charges	—	422

Total operating expenses	3,854	5,474

Loss from operations	(114)	(2,824)
Interest and other income, net	308	134

Income (loss) from continuing operations before income taxes	194	(2,690)

Provision for income taxes	(60)	(11)

Income (loss) from continuing operations	134	(2,701)

Loss from discontinued operations, net of income taxes	(17)	(942)
Gain on sale of discontinued operations, net of income taxes	23	21

Net income (loss)	$140	$(3,622)

Income (loss) per share from continuing operations:
Basic and diluted	$0.01	$(0.17)

Loss per share from discontinued operations:
Basic and diluted	—	$(0.06)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.23)

Shares used to compute basic income (loss) per share	15,700	15,593

Shares used to compute diluted income (loss) per share	15,742	15,593

Comprehensive income (loss):
Net income (loss)	$140	$(3,622)
Unrealized gain on investments	10	16
Foreign currency translation adjustment	228	253

Total comprehensive income (loss)	$378	$(3,353)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$31,453	$32,103
Short-term investments	4,987	4,799
Accounts receivable, net of allowances of $813 and $867 as of March 31, 2007 and December 31, 2006	6,089	6,583
Inventories	2,821	1,927
Other current assets	1,780	2,489

Total current assets	47,130	47,901

Property and equipment, net	1,516	1,457

Intangible assets, net	97	272

Other assets	1,775	1,725

Total assets	$50,518	$51,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,270	$4,572
Accrued compensation and related benefits	1,398	1,729
Accrued restructuring and other charges	3,228	3,431
Accrued professional fees	792	1,063
Accrued royalties	849	971
Other accrued expenses	2,054	2,289
Income taxes payable	209	1,879

Total current liabilities	12,800	15,934

Long-term income taxes payable	168	—

Deferred tax liability	105	103

Commitments and contingencies (see Notes 10 and 11)	—	—

Total liabilities	13,073	16,037

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,344 and 16,316 shares issued and 15,727 and 15,698 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	16	16
Additional paid-in capital	228,782	228,580
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(190,028)	(191,714)
Other cumulative comprehensive gain	1,452	1,213

Total stockholders’ equity	37,445	35,318

Total liabilities and stockholders’ equity	$50,518	$51,355

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$140	$(3,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(6)	921
Deferred income taxes	2	2
Depreciation and amortization	244	274
Loss (gain) on disposal of property and equipment	(6)	15
Stock compensation expense	128	171
Changes in operating assets and liabilities:
Accounts receivable	498	(288)
Inventories	(886)	(955)
Other assets	790	(170)
Accounts payable	(95)	435
Accrued expenses	(1,283)	88
Income taxes payable	42	21

Net cash used in operating activities from continuing operations	(432)	(3,108)
Net cash provided (used) in operating activities from discontinued operations	(218)	216

Net cash used in operating activities	(650)	(2,892)

Cash flows from investing activities:
Capital expenditures	(101)	—
Purchase of restricted short-term investments	—	(2,000)
Maturities of short-term investments	3,763	5,833
Purchases of short-term investments	(3,940)	(2,878)

Net cash provided by (used in) investing activities	(278)	955

Cash flows from financing activities:
Proceeds from issuance of equity securities	74	—

Net cash provided by financing activities	74	—

Effect of exchange rates on cash and cash equivalents	204	162

Net decrease in cash and cash equivalents	(650)	(1,775)
Cash and cash equivalents at beginning of period	32,103	13,660

Cash and cash equivalents at end of period	$31,453	$11,885

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$19	$87

Property and equipment invoices in accounts payable	$—	$17

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems Inc.’s (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2006.
     During the review of the preparation of the cash flows from discontinued operations, the Company discovered that in the condensed consolidated statements of cash flows for the three months ended March 31, 2006, in the section “Cash flows from operating activities”, the amounts in lines “Accrued expenses” and “Net cash used in operating activities from continuing operations” had to be reduced by $1.1 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended March 31, 2006. Simultaneously, the amount in line “Net cash provided (used) in operating activities from discontinued operations” had to be increased by $1.1 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended March 31, 2006. The adjustment did not have any impact to the cash flows from operating activities in total and was not considered to be material.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $11 million in cash, of which $9 million has been paid. Based on recent actions by Kudelski and the terms of the purchase agreement, the Company has made demand for payment of the remaining $2 million. The obligation to make the additional $2 million payment is disputed by Kudelski. Accordingly, the Company has not recorded the $2 million as receivable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), for the three months ended March 31, 2007 and 2006, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
Accounting Changes
     During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.
     As a result of the implementation, the Company recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including this decrease, at the beginning of 2007, the Company had $0.1 million of unrecognized tax benefits included in income taxes payable on the consolidated balance sheet. At March 31, 2007, the Company has $0.2 million of unrecognized tax benefits disclosed in income taxes payable on the consolidated balance sheet. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable, where applicable.

     In addition, $1.6 million of unrecognized tax benefits have existed as of January 1, 2007, which do not have any impact on the consolidated balance sheet or income statement, as these only impact the amounts of losses carried forward by the various entities of the Company as any deferred tax assets on these losses carried forward have been fully reserved for. The amount of these unrecognized tax benefits has not changed during the first quarter of 2007.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, approximately $34,000 of accrued interest related to uncertain tax positions.
     The Company files U.S. federal, U.S. state and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 1999.
     While timing of the resolution and/or finalization of audits is very uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.
2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire ten years from the grant date. Vesting varies, with some portion of options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month commencing four years from date of grant. Additionally, the Company had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. As of March 31, 2007, the Company had approximately 2.0 million shares of common stock reserved for future issuance under its stock option plans. The Company’s ESPP, director option plan and 1997 stock option plan expired in March 2007.
     On January 1, 2006, the Company adopted the provisions of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period which is the vesting period of the award.
     The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three months ended March 31, 2007 the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended March, 31, 2007 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

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
     As a result of adopting SFAS 123(R), for the three months ended March 31, 2007, the Company’s income from continuing operations before income tax provision and net income from continuing operations was $0.1 million lower than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees (“APB 25”). For the three months ended March 31, 2006, the Company’s loss from continuing operations before income tax provision and net loss from continuing operations was $0.2 million higher than under APB 25. Basic and diluted net income per share and net loss per share for the three months ended March 31, 2007 and 2006 would have been $0.01 lower and $0.01 higher, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the three months ended March 31, 2007 from adopting SFAS 123(R).
     On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three months
	Ended March 31,
	2007	2006
Cost of revenue	$15	$6
Research and development	22	27
Selling and marketing	30	42
General and administrative	61	96

Stock-based compensation expense before income taxes	$128	$171
Income tax benefit	—	—

Stock-based compensation expense after income taxes	$128	$171

Stock Option Plans
     The Company’s director option plan, ESPP and the 1997 stock option plan expired in March 2007. A total of 113,047 shares of common stock was reserved for future option grants under the remaining plans as of March 31, 2007.

     Summary of activity under stock option plans for the three months ended March 31, 2007:

					Weighted
			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2006	4,084,775	1,783,255	$12.58	$81,808	5.79
Options granted	(330,071)	330,071	$4.19	—	—
Options cancelled or expired	(3,641,657)	(75,383)	$19.63	—	—
Options exercised		(902)	$3.31	$753	—

Balance at March 31, 2007	113,047	2,037,041	$10.96	$927,048	6.27

Vested or expected to vest at March 31, 2007		1,864,224	$11.63	$821,811

Exerciseable at March 31, 2007		1,170,237	$16.42	$299,041	4.19

     The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2007 and 2006 was $2.09 and $1.83, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $750 and $0, respectively. Cash proceeds from the exercise of stock options were $3,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during the three-month period ended March 31, 2007 and 2006. At March 31, 2007, there was $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.9 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Expected volatility	60%	72%

Dividend yield	0	0

Risk-free interest rate	4.54%	4.82%

Expected term (in years)	4.00	3.92
     Expected Volatility: The Company’s computation of expected volatility for the three-month period ended March 31, 2007 is based on the historic volatility of the Company’s stock for a time period equivalent to the expected life.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding after the vest date and was determined for the three-month period ended March 31, 2007 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock options are generally granted with vesting periods between one and five years.
     Forfeiture Rates: Compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

  1997 Employee Stock Purchase Plan
     The Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of March 31, 2007, no shares were available for future issuance under the Company’s ESPP, as the plan expired in March 2007.
     The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three months ended March 31, 2007 was a benefit of $40,000, which stemmed from the expiration of the plan before the expected offering periods had terminated. At March 31, 2007, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total expected consideration of $11 million in cash, of which $9 million has been received as of December 31, 2006. As part of the purchase contract, the remaining $2 million was to be paid to the Company upon fulfillment of certain conditions. Based on recent actions by Kudelski and the terms of the purchase agreement, the Company has made demand for payment of the remaining $2 million. The obligation to make the additional $2 million payment is disputed by Kudelski. Accordingly, the Company has not recorded the $2 million as a receivable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three months ended March 31, 2007 and 2006, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
     Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million, excluding the $2 million noted above.
     Based on a “Transition Services and Side Agreement” between the Company and Kudelski, revenues relating to the discontinued operations of the DTV solutions business were generated for a limited time after the sale of the DTV solutions business. Under this agreement, a service fee was earned by the Company for its services related to ordering products from a supplier and selling these products to Kudelski. The agreement was terminated at the end of the first quarter of 2007 and revenues ceased to be generated after this period.

     The operating results for the discontinued operations of the DTV solutions business for the three months ended March 31, 2007 and during the same period for 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenue	$496	$5,790

Operating gain (loss)	$34	$(900)

Income (loss) before income taxes	$57	$(899)

Income tax benefit	$—	$60

Gain (loss) from discontinued operations	$57	$(839)
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2007 and during the same period for 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating loss	$(80)	$(70)

Net loss before income taxes	$(74)	$(62)

Income tax provision	$—	$(41)

Loss from discontinued operations	$(74)	$(103)

4. Short-Term Investments
     At March 31, 2007, all of the short-term investment portfolio matures in 2007. The fair value of short-term investments at March 31, 2007 and December 31, 2006 was as follows (in thousands):

	March 31, 2007
		Unrealized	Estimated
	Amortized	Loss on	Fair
	Cost	Investments	Value
Corporate notes	$3,974	$(2)	$3,972
U.S. government agencies	1,017	(2)	1,015

Total	$4,991	$(4)	$4,987

	December 31, 2006
		Unrealized	Estimated
	Amortized	Loss on	Fair
	Cost	Investments	Value
Corporate notes	$1,021	$(2)	$1,019
U.S. government agencies	3,792	(12)	3,780

Total	$4,813	$(14)	$4,799

     During each quarter, the Company evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. In addition, the Company evaluates severity and duration in each reporting period. At March 31, 2007, approximately $5.0 million of the short-term investment portfolio has an unrealized loss and approximately $1.0 million of those investments have been in an unrealized loss position for more than one year. Of the $4,000 unrealized loss at March 31, 2007, approximately $2,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. For the three months ended March 31, 2007 and 2006, no impairment of the investments was identified based on the evaluations performed.
5. Inventories
     Inventories consist of (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$1,543	$754
Finished goods	1,278	1,173

Total	$2,821	$1,927

6. Property and Equipment
     Property and equipment consists of (in thousands):

	March 31,	December 31,
	2007	2006
Land	$129	$127
Building and leasehold impovements	1,789	1,789
Furniture, fixtures and office equipment	2,961	2,851
Automobiles	31	1
Purchased software	3,256	3,209

Total	8,166	7,977

Accumulated depreciation	(6,650)	(6,520)

Property and equipment, net	$1,516	$1,457

     Depreciation expense was $0.1 million for the first three months of 2007 and $0.1 million for the same period of 2006.
7. Intangible Assets
     Intangible assets are associated with the Company’s European operations and consist of the following (in thousands):

		March 31, 2007			December 31, 2006
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net

Customer relations	60 months	$1,662	$(1,624)	$38	$1,639	$(1,520)	$119
Core technology	60 months	1,883	(1,824)	59	1,858	(1,705)	153

Total intangible assets		$3,545	$(3,448)	$97	$3,497	$(3,225)	$272

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company’s intangible assets relating to core technology and customer relations are subject to amortization.
     Amortization expense related to intangible assets for continuing operations was $0.2 million for the first three months of 2007 and $0.2 million for the same period of 2006.
     The net value of $0.1 million as of March 31, 2007 is expected to be amortized completely during the second quarter of 2007.
8. Restructuring and Other Charges
     Continuing Operations
     In the first three months of 2007 and 2006, the Company incurred net restructuring and other charges related to continuing operations of approximately $0 and $0.5 million, respectively.

     Accrued liabilities related to restructuring actions and other activities during the first three months of 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2006	$32	$152	$9	$193

Provision for 2006	33	1,320	—	1,353
Changes in estimates	(2)	4	—	2

	31	1,324	—	1,355
Payments and other changes in 2006	(48)	(1,370)	—	(1,418)

Balances as of December 31, 2006	15	106	9	130

Provision for Q1 2007	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q1 2007	(1)	(101)	—	(102)

Balances as of March 31, 2007	$14	$5	$9	$28

     During 2006 SCM executed and completed restructuring activities in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions of the Company from California to Germany . For the three months ended March 2007, no further restructuring costs from continuing operations were incurred.
     Discontinued Operations
     In the first three months of 2007 and 2006, SCM incurred restructuring and other charges related to discontinued operations of approximately $13,000 and $0, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the first three months of 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract	Other
	Commitments	Costs	Total
Balances as of January 1, 2006	$3,198	$506	$3,704

Provision for 2006	2	5	7
Changes in estimates	87	—	87

	89	5	94
Payments and other changes in 2006	(338)	(159)	(497)

Balances as of December 31, 2006	2,949	352	3,301

Provision for Q1 2007	—		—
Changes in estimates	(13)	—	(13)

	(13)	—	(13)
Payments and other changes in Q1 2007	(92)	4	(88)

Balances as of March 31, 2007	$2,844	$356	$3,200

     Discontinued operation costs for the three months ended March 31, 2007 primarily related to changes in estimates for lease obligations.

9. Segment Reporting, Geographic Information and Major Customers
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Financial Officer and Vice President Sales.
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
     Summary information by segment for the three months ended March 31, 2007 and during the same period for 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
PC Security:
Net revenue	$7,096	$4,553
Gross profit	3,243	1,913
Gross profit %	46%	42%

Flash Media Readers:
Net revenue	$1,361	$2,874
Gross profit	497	737
Gross profit %	37%	26%

Total:
Net revenue	$8,457	$7,427
Gross profit	3,740	2,650
Gross profit %	44%	36%
     Geographic net revenue is based primarily on the location of the purchasing customer. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net revenue
United States	$3,799	$3,014
Europe	2,408	2,955
Asia-Pacific	2,250	1,458

Total	$8,457	$7,427

% of net revenue
United States	45%	40%
Europe	28%	40%
Asia-Pacific	27%	20%

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Customer A based in the USA	18%	*
Customer B based in Asia	15%	*
Customer C based in the USA	13%	*
Customer D based in the USA	*	16%
Customer E based in Europe	*	12%

Total	46%	28%

*	Net revenue derived from customer represented less than 10% for the period.
     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	March 31,	December 31,
	2007	2006
Customer A based in the USA	23%	*
Customer B based in the USA	18%	17%
Customer C based in Asia	12%	19%

Total	53%	36%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of March 31, 2007 and December 31, 2006, are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Property and equipment, net:
United States	$23	$27
Europe	195	150
Asia-Pacific	1,298	1,280

Total	$1,516	$1,457

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next ten years.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2007, total purchase and contractual commitments were approximately $5.0 million.
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

     Components of the reserve for warranty costs for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balances at January 1	$34	$153
Additions related to sales during the period	17	29
Warranty costs incurred during the period	(16)	(22)
Adjustments to accruals related to prior period sales	2	(100)

Balances at March 31	$37	$60

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Net income (loss) from continuing operations	$134	$(2,701)
Income (loss) from discontinued operations	6	(921)

Net income (loss)	$140	$(3,622)

Shares used in income (loss) per common share — basic	15,700	15,593
Effect of dilutive securities:
Employee and director stock options	42	—

Shares used in income (loss) per common share — diluted	15,742	15,593
Net income (loss) per common share — basic and diluted
Continuing operations	$0.01	$(0.17)
Discontinued operations	$0.00	$(0.06)

Net income (loss) per common share — basic and diluted	$0.01	$(0.23)

     The computation of diluted net income per common share for the three months ended March 31, 2007, excludes the effect of the potential exercise of options to purchase approximately 1.6 million shares, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net loss per common share for the three months ended March 31, 2006, excludes the effect of the potential exercise of options to purchase approximately 30,000 shares, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three months ended March 31, 2006, also excludes the effect of the potential exercise of options to purchase approximately 2.5 million shares, because the stock option exercise price was greater that the average market price of the common shares and the effect would have been anti-dilutive.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will”, “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Part II — Item 1A, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I — Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K and Amended Annual Report on Form 10-K/A for the year ended December 31, 2006.
Overview
     SCM Microsystems, Inc. (“SCM”, the “Company”, “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: PC Security and Flash Media Readers.
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
     On May 22, 2006 we completed the sale of our Digital Television solutions (“DTV solutions”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. In addition, our operations previously included a retail Digital Media and Video business, which we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 3.)
     In our continuing operations, revenues have grown over the past few quarters, but the rate and sustainability of this progress is unpredictable due to significant variations in demand for our products quarter to quarter. This is particularly true for our PC Security products, many of which are targeted at new smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Sales of our Flash Media Reader products are less subject to this variability; however, we are dependent on a small number of customers in this product segment, which can result in fluctuations in sales levels from one period to another.
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
     In both our PC Security and Flash Media Reader businesses, pricing pressure has increased over the last several quarters. To address an increasingly competitive environment, during 2006 we put in place cost reduction programs that, beginning in the fourth quarter of 2006 and continuing into the first quarter of 2007, have resulted in improvement to gross profit. We believe these reductions will help us to maintain stable margin levels going forward.
     During late 2005 and throughout 2006, we implemented a number of measures to reduce operating expenses, including the outsourcing of our manufacturing operations and the consolidation of facilities and functions. Beginning in October 2005, we began the closure of our Singapore manufacturing facility and the transfer of manufacturing of our products and components to external contract manufacturers in Singapore and China. During fiscal 2006, we completed the closure of our Singapore office and moved all corporate finance and compliance functions from California to Germany. In addition, during 2006 we reduced headcount and the use of outside contract personnel, and further curtailed marketing expenses such as tradeshow participation. The full effect of these cost cutting actions was first experienced in the fourth quarter of 2006, when our GAAP operating expenses decreased from an average of $5.7 million for the first three quarters of fiscal 2006 to $3.5 million in the fourth quarter.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. See “Note 1” in the Notes to Consolidated Financial Statements of this Form 10-Q for further discussion. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At March 31, 2007 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and

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
Results of Operations
     Net Revenue. Summary information by product segment for the three month periods ended March 31, 2007 and 2006 is as follows (dollars in thousands):

	Three months		Three months
	ended March 31,	% change period	ended March 31,
	2007	to period	2006
PC Security
Net revenue	$7,096	56%	$4,553
Gross profit	3,243	70%	1,913
Gross profit %	46%		42%

Flash Media Readers
Net revenue	$1,361	(53)%	$2,874
Gross profit	497	(33)%	737
Gross profit %	37%		26%

Total:
Net revenue	$8,457	14%	$7,427
Gross profit	3,740	41%	2,650
Gross profit %	44%		36%
     Net revenue for the three months ended March 31, 2007 was $8.5 million, compared to $7.4 million for the same period in 2006, an increase of 14%. Within these results, sales of our PC Security products increased 56% year over year and sales of our Flash Media Reader products decreased 53% year over year.
     In our PC Security product line, sales increased $2.5 million, or 56%, from $4.6 million in the first three months of 2006 to $7.1 million in the first three months of 2007. The increase was primarily due to a large order for contactless readers from a customer in Asia and higher volumes of smart card readers sold in the U.S. for various government agencies related to Homeland Security Presidential Directive-12 (“HSPD-12”). Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to identify and authenticate people in order to control access to computers and computer networks, buildings or other facilities and border entry points. Revenue in this product line is subject to significant variability based on the size and timing of product orders. The majority of product orders are tied to government or corporate security projects that typically deploy our smart card readers in one or more stages, resulting in order volumes that can range from small to very large over a series of months or years. The timing of any new projects that may create or increase demand for smart card readers is unpredictable.
     Revenues from our Flash Media Reader product line decreased $1.5 million, or 53%, to $1.4 million in the first three months of 2007, compared with $2.9 million in the first three months of 2006. The decrease was primarily due to the loss of a major customer and a reduction in the price we are able to charge for one of our Flash Media Reader products, based on our customers’ need for a less sophisticated, and less expensive, solution. Flash Media Reader revenues consist of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards in computer printers and digital photography kiosks, which are used to download and print digital photos; and in consumer electronics products such as televisions to download and view digital photos.
     Gross Profit. Gross profit for the three months ended March 31, 2007 was $3.7 million, or 44% of revenue, compared to $2.7 million, or 36% of revenue in the same period of 2006. Gross profit for the first three months of 2006 included approximately $0.1 million in severance costs related to the outsourcing of our Singapore manufacturing operations to contract manufacturers (See Note 8 to Condensed Consolidated Financial Statements). Gross profit for our PC Security products was 46% for the first three months of 2007 compared with 42% for the first three months of 2006. The increase in gross profit in the first three months of 2007 compared with the first three months of 2006 primarily reflected a more favorable mix of higher margin products; better inventory management and product cost reductions as a result of programs implemented in late 2006; and additional contributions received from customers for ongoing research and development projects. Gross profit for our Flash Media Reader products was 37% for the first three months of 2007, compared with 26% for the first three months of 2006. This increase primarily reflects cost reductions achieved through changes in components and suppliers during late 2006.
     We expect there will be some variation in our gross profit from period to period, as our gross profit has been and will continue to be affected by a variety of factors, including competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, inventory write-downs and the cost and availability of components.
Research and Development.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2007	period	2006

Expenses	$720	(26%)	$969
Percentage of total revenues	9%		13%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and chip development. For the first three months of 2007, research and development expenses were $0.7 million, or 9% of revenue, compared with $1.0 million, or 13% of revenue, in the first three months of 2006. This decrease was primarily due to a lower level of external resources used. We expect our research and development expenses to vary based on future project demands.
     Selling and Marketing.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2007	period	2006

Expenses	$1,559	(15%)	$1,839
Percentage of total revenues	18%		25%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the first three months of 2007 were $1.6 million, or 18% of revenue, compared with $1.8 million in the first three months of 2006, or 25% of revenue. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
General and Administrative.

	Three months	% change	Three months
	ended March 31,	period to	ended March 31,
(dollars in thousands)	2007	period	2006

Expenses	$1,400	(33%)	$2,084
Percentage of total revenues	17%		28%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, and professional fees arising from legal, auditing and other consulting services. In the first three months of 2007, general and administrative expenses were $1.4 million, or 17% of revenue, compared with $2.1 million, or 28% of revenue in the first three months of 2006. This reduction primarily related to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the transfer of local finance functions from Singapore and the

U.S. to Germany. These actions have resulted in a more streamlined and efficient audit process and a decrease in the number of personnel required to prepare our financial statements. The streamlining of general and administrative functions was accompanied by a further reduction in expenditures for third-party professional fees. The majority of the decrease occurred in the fourth quarter of 2006.
     Amortization of Intangibles. During the first three months of 2007 and 2006, amortization of intangibles was $0.2 million.
     Restructuring and Other Charges. We recorded restructuring and other charges of $0 in the first three months of 2007. We recorded restructuring and other charges of $0.5 million in the first three months of 2006 (including $0.1 million included in the cost of revenue), primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate corporate finance and compliance functions in California to Germany as well as the outsourcing of our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue.
     Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash, foreign currency gains or losses and other income and expense. In the first quarter of 2007, interest income resulting from invested cash balances was $0.4 million, compared with interest income of $0.3 million in the first quarter of 2006. Foreign currency transaction losses were $0.1 million in both the first three months of 2007 and the first three months of 2006. Other income and expense for the three months ended March 31, 2007 and 2006 were $0 and $5,000, respectively.
     Income Taxes. In the first quarter of 2007, we recorded a provision for income taxes of $60,000, primarily for minimum taxation and other tax issues, which could not be offset with operating loss carryforwards. In the first three months of 2006, we recorded a provision for income taxes of $11,000, primarily resulting from taxes payable in foreign jurisdictions that were not offset by operating loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business during the three months ended March 31, 2007 and 2006 was $0.5 million and $5.8 million, respectively. Operating gain for the DTV solutions business for the three months ended March 31, 2007 was $34,000. Operating loss for the DTV solutions business for the three months ended March 31, 2006 was $0.9 million.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was $0 in each of the three-month periods ended March 31, 2007 and 2006. Operating loss for the Digital Media and Video business was $0.1 million in the three months ended March 31, 2007 and in the three months ended March 31, 2006.
     During the three months ended March 31, 2007, net gain on the disposal of discontinued operations was approximately $23,000. During the three months ended March 31, 2006, net gain on the disposal of discontinued operations was $21,000.
Liquidity and Capital Resources
     As of March 31, 2007 our working capital, which we have defined as current assets less current liabilities, was $34.3 million, compared to $32.0 million as of December 31, 2006, an increase of approximately $2.3 million. The rise in working capital for the first three months of 2007 primarily reflects the decrease in current liabilities of $3.1 million, offset in part by lower cash and cash equivalents and short-term investments of $0.5 million and a reduction of accounts receivable, inventories and other current assets combined of approximately $0.3 million.
     Cash and cash equivalents and short-term investments were $36.4 million as of March 31, 2007, a decrease of approximately $0.5 million, compared to the balance of $36.9 million as of December 31, 2006.

     The following summarizes our cash flows for the three months ended March 31, 2007 (in thousands):

Three Months
Ended
March 31,
2007
Operating cash used in continuing operations	$(432)
Operating cash used in discontinued operations	(218)
Investing cash used	(278)
Financing cash flow	74
Effect of exchange rate changes on cash and cash equivalents	204

Decrease in cash and cash equivalents	(650)
Cash and cash equivalents at beginning of period	32,103

Cash and cash equivalents at end of period	$31,453

     During the first three months of 2007, cash used in operating activities was $0.7 million. Net income of $0.1 million and cash flow adjustments for depreciation, amortization and stock compensation totaling $0.4 million were more than offset by the cash use of approximately $1.2 million from changes in operating assets and liabilities and cash used in operating activities from discontinued operations.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.9 million and inventory and other purchase commitments were approximately $5.0 million at March 31, 2007.
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
     Cash used in investing activities was primarily for purchases of short-term investments of $3.9 million, offset by maturities of $3.8 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first three months of 2007. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the first quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we could be subject to claims arising in the ordinary course of our business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
     Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.
We have incurred operating losses and may not achieve profitability.
     We have a history of losses with an accumulated deficit of $188.8 million as of March 31, 2007. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
Our quarterly and annual operating results will likely fluctuate.
     Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	our backlog and inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. For example, sales to our top ten customers accounted for approximately 66% of revenue in the first quarter of 2007 and 53% of revenue in fiscal 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Flash Media Reader business. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, would increase our dependence on a smaller group of our remaining customers. Likewise, variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
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
     We provide warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.
     In addition, because our customers rely on our PC Security products to prevent unauthorized access to PCs, networks or facilities, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.

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
Sales of our smart card readers to the U.S. government are impacted by uncertainty of timelines and budgetary allocations, as well as by the delay of standards for information technology (“IT”) projects.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 55% of our revenue for the first quarter of 2007 and approximately 57% of our revenue for the year ended December 31, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R) (“FAS 123(R)”), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.1 million in the first quarter of 2007. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to our consolidated financial statements attached to the Annual Report on Form 10-K for the expense disclosures under SFAS No. 123R.
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
You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.
     We may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of May 8, 2007, 15,727,307 shares of common stock were outstanding.
     As of March 31, 2007, we had approximately 0.1 million shares of common stock reserved for future issuance under our stock option plans and 2.0 million shares of common stock were subject to outstanding options. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
     In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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
     None
Item 3. Defaults upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None.
Item 6. Exhibits
Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant SCM MICROSYSTEMS, INC.
May 15, 2007	By:	/s/ Robert Schneider
Robert Schneider
Chief Executive Officer

May 15, 2007		/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(5)	Amended and Restated Bylaws of Registrant.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.1(1)*	Form of Director and Officer Indemnification Agreement.

10.2(8)*	Amended 1997 Stock Plan.

10.3(1)*	1997 Employee Stock Purchase Plan.

10.4(1)*	1997 Director Option Plan.

10.5(1)*	1997 Stock Option Plan for French Employees.

10.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10.7(2)*	2000 Non-statutory Stock Option Plan.

10.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.

10.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

10.15(13)*	Description of Executive Compensation Arrangement.

Exhibit
Number	Description of Document
10.16(14)*	Management by Objective (MBO) Bonus Program Guide.

10.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.

10.20(15)*	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.

10.21(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.

10.22(16)	Purchase Agreement between SCM Microsystems and Kudelski S.A.

10.23(17)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.

10.24(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.

10.25(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

10.26(16)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.

10.27(18)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(18)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.