Form 10-Q
period 2007-06-30
SCM MICROSYSTEMS INC
filed 2007-08-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Yes ☐       No ☑
At August 8, 2007, 15,735,615 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	$4,647	$9,362	$13,104	$16,789
Cost of revenue	3,314	6,203	8,031	10,980

Gross profit	1,333	3,159	5,073	5,809

Operating expenses:
Research and development	792	1,061	1,512	2,030
Selling and marketing	1,618	1,922	3,177	3,761
General and administrative	2,879	2,048	4,279	4,132
Amortization of intangible assets	97	165	272	325
Restructuring and other charges (credits)	0	244	0	666

Total operating expenses	5,386	5,440	9,240	10,914

Loss from operations	(4,053)	(2,281)	(4,167)	(5,105)
Interest and other income, net	412	308	720	442

Loss from continuing operations before income taxes	(3,641)	(1,973)	(3,447)	(4,663)
Provision for income taxes	(32)	(18)	(92)	(29)

Loss from continuing operations	(3,673)	(1,991)	(3,539)	(4,692)
Income (loss) from discontinued operations, net of income taxes	(102)	3,948	(119)	3,006
Gain on sale of discontinued operations, net of income taxes	1,530	5,242	1,553	5,263

Net income (loss)	$(2,245)	$7,199	$(2,105)	$3,577

Loss per share from continuing operations:
Basic and diluted	$(0.23)	$(0.13)	$(0.23)	$(0.30)

Gain per share from discontinued operations:
Basic and diluted	$0.09	$0.59	$0.09	$0.53

Net income (loss) per share:
Basic and diluted	$(0.14)	$0.46	$(0.14)	$0.23

Shares used to compute basic and diluted income (loss) per share	15,730	15,627	15,715	15,610

Comprehensive income (loss):
Net income (loss)	$(2,245)	$7,199	$(2,105)	$3,577
Unrealized gain on investments	(1)	13	10	29
Foreign currency translation adjustment	306	(55)	534	197

Total comprehensive income (loss)	$(1,940)	$7,157	$(1,561)	$3,803

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,516	$32,103
Short-term investments	5,972	4,799
Accounts receivable, net of allowances of $429 and $867 as of June 30, 2007 and December 31, 2006	4,398	6,583
Inventories	3,864	1,927
Other current assets	1,335	2,489

Total current assets	44,085	47,901
Property and equipment, net	1,596	1,457
Intangible assets, net	—	272
Other assets	1,799	1,725

Total assets	$47,480	$51,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,689	$4,572
Accrued compensation and related benefits	1,644	1,729
Accrued restructuring and other charges	3,103	3,431
Accrued professional fees	1,009	1,063
Accrued royalties	627	971
Other accrued expenses	2,085	2,289
Income taxes payable	227	1,879

Total current liabilities	11,384	15,934

Long-term income taxes payable	170	—
Deferred tax liability	112	103
Commitments and contingencies (see Notes 10 and 11)	—	—
Total liabilities	11,666	16,037

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,354 and 16,316 shares issued and 15,736 and 15,698 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	16	16
Additional paid-in capital	229,091	228,580
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(192,273)	(191,714)
Other cumulative comprehensive gain	1,757	1,213

Total stockholders’ equity	35,814	35,318

Total liabilities and stockholders’ equity	$47,480	$51,355

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,105)	$3,577
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from discontinued operations	(1,434)	(8,269)
Depreciation and amortization	416	536
Loss (gain) on disposal of fixed assets	(6)	15
Stock compensation expense	407	343
Deferred income taxes	9	(2)
Changes in operating assets and liabilities:
Accounts receivable	2,148	(933)
Inventories	(1,919)	(1,028)
Other assets	859	(777)
Accounts payable	(1,430)	500
Accrued expenses	(985)	(790)
Income taxes payable	43	204

Net cash used in operating activities from continuing operations	(3,997)	(6,624)
Net cash provided by operating activities from discontinued operations	1,190	8,928

Net cash provided by (used in) operating activities	(2,807)	2,304

Cash flows from investing activities:
Capital expenditures	(164)	(47)
Maturities of short-term investments	7,699	10,237
Purchase of restricted short-term investments	—	(2,000)
Purchases of short-term investments	(8,862)	(2,878)

Net cash provided by (used in) investing activities from continuing operations	(1,327)	5,312
Net cash provided by investing activities from discontinued operations	—	3,484

Net cash provided by (used in) investing activities	(1,327)	8,796

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	104	117

Net cash provided by financing activities	104	117

Effect of exchange rates on cash and cash equivalents	443	103

Net increase (decrease) in cash and cash equivalents	(3,587)	11,320
Cash and cash equivalents at beginning of period	32,103	13,660

Cash and cash equivalents at end of period	$28,516	$24,980

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$92

Income taxes paid	$45	$—

Property and equipment invoices in accounts payable	$6	$—

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems Inc.’s (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2006.
     During the review of the preparation of the cash flows from discontinued operations for the six months ended June 30, 2007, the Company determined that an adjustment was needed to the condensed consolidated statements of cash flows for the six months ended June 30, 2006. Consequently, in the section “Cash flows from operating activities”, the amounts in lines “Accrued expenses” and “Net cash used in operating activities from continuing operations” were reduced by $2.3 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended June 30, 2006. Simultaneously, the amount in line “Net cash provided (used) in operating activities from discontinued operations” was increased by $2.3 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended June 30, 2006. The adjustment did not have any impact to the cash flows from operating activities in total and was not considered to be material.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), for the three and six months ended June 30, 2007 and 2006, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
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
     As a result of the implementation, the Company recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including this decrease, at the beginning of 2007, the Company had $0.1 million of unrecognized tax benefits included in income taxes payable on the consolidated balance sheet. At June 30, 2007, the Company has $0.2 million of unrecognized tax benefits disclosed in income taxes payable on the consolidated balance sheet. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable, where applicable.

     In addition, $1.6 million of unrecognized tax benefits existed as of January 1, 2007, which do not have any impact on the consolidated balance sheet or income statement, as these only impact the amounts of losses carried forward by the various entities of the Company because any deferred tax assets on these losses carried forward have been fully reserved for. The amount of these unrecognized tax benefits has not changed during the first two quarters of 2007.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, approximately $36,000 of accrued interest related to uncertain tax positions.
     The Company files U.S. federal, U.S. state and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 1999. When loss carry forwards of tax years prior to 1999 would be utilized in the U.S., these tax years also might become subject to investigation by the tax authorities.
     While timing of the resolution and/or finalization of audits is very uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.
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
2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire ten years from the grant date. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month commencing four years from date of grant. Additionally, the Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. The Company’s ESPP, director option plan and 1997 stock option plan all expired in March 2007. As of June 30, 2007, the Company had approximately 1.9 million options outstanding and 1.9 million shares of common stock reserved for future issuance upon exercise of those options under all its stock option plans, including those that have expired.
     On January 1, 2006, the Company adopted the provisions of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period, which is the vesting period of the award.
     The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and six months ended June 30, 2007, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.
     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007, is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

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
     As a result of adopting SFAS 123(R), for the three and six months ended June 30, 2007, the Company’s loss from continuing operations before income tax provision and net loss from continuing operations was $0.3 million and $0.4 million higher, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees (“APB 25”). For the three and six months ended June 30, 2006, the Company’s loss from continuing operations before income tax provision and net loss from continuing operations was $0.2 million and $0.3 million higher, respectively, than under APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2007 would have been $0.02 and $0.03 lower, respectively, and basic and diluted net loss per share from continuing operations for the three and six months ended June 30, 2006 would have been $0.01 and $0.02 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the six months ended June 30, 2007 from adopting SFAS 123(R).
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
     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$19	$8	$33	$14
Research and development	22	36	45	63
Selling and marketing	70	40	100	82
General and administrative	167	88	229	184

Stock-based compensation expense before income taxes	$278	$172	$407	$343
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$278	$172	$407	$343

  Stock Option Plans
     The Company’s director option plan and 1997 stock option plan expired in March 2007, and options can no longer be granted under these plans. A total of 96,792 shares of common stock is reserved for future option grants under the remaining 2000 stock plan as of June 30, 2007.

     Summary of activity under all the Company’s stock option plans, including those plans that that expired in March 2007, for the six months ended June 30, 2007 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2006	4,084,775	1,783,255	$12.58	$81,808	5.79
Options granted	(395,301)	395,301	$4.04	—	—
Options cancelled or expired	(3,592,682)	(272,113)	$8.72	—	—
Options exercised		(10,788)	$3.07	$8,331	—

Balance at June 30, 2007	96,792	1,895,655	$11.40	$40,195	5.77

Vested or expected to vest at June 30, 2007		1,771,343	$11.94	$37,603

Exerciseable at June 30, 2007		1,201,459	$15.91	$26,089	3.96

     The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2007 was $1.02 and $1.91, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2006 was $1.88 and $1.84, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $7,578 and $8,331, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $149 and $149, respectively. Cash proceeds from the exercise of stock options were $30,149 and $33,135 for the three and six months ended June 30, 2007, respectively. Cash proceeds from the exercise of stock options were $800 and $800 for the three and six months ended June 30, 2006, respectively. No income tax benefit was realized from the stock option exercises during the three- and six month periods ended June 30, 2007 and 2006. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $0.3 million and $0.4 million, respectively. At June 30, 2007, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.68 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	57%	71%	58%	72%

Dividend yield	0	0	0	0

Risk-free interest rate	4.90%	5.10%	4.73%	4.96%

Expected term (in years)	4.00	3.92	4.00	3.92
     Expected Volatility: The Company’s computation of expected volatility for the three- and six month periods ended June 30, 2007 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three- and six-month periods ended June 30, 2007 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
1997 Employee Stock Purchase Plan
     Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of June 30, 2007, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.
     The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $0 and a benefit of $40,000, respectively. The benefit in the first quarter of 2007 stemmed from the expiration of the plan before the expected offering periods had terminated. At June 30, 2007, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2006, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
     Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million. An additional $1.5 million gain on sale of discontinued operations was realized in May 2007 resulting from the final payment by Kudelski as described above.
     Based on a “Transition Services and Side Agreement” between the Company and Kudelski, revenues relating to the discontinued operations of the DTV solutions business were generated for a limited time after the sale of the DTV solutions business. Under this agreement, a service fee was earned by the Company for its services related to ordering products from a supplier and selling these products to Kudelski. The agreement was terminated at the end of the first quarter of 2007 and related revenues ceased to be generated after this period.

     The operating results for the discontinued operations of the DTV solutions business for the three and six months ended June 30, 2007 and for the same period of 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	$—	$4,621	$496	$10,411

Operating loss	$(46)	$(261)	$(12)	$(1,161)

Income (loss) before income taxes	$(46)	$3,959	$11	$3,060

Income tax benefit (provision)	$(16)	$23	$(16)	$83

Income (loss) from discontinued operations	$(62)	$3,982	$(5)	$3,143
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2007 and for the same period of 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	$—	$—	$—	$—

Operating loss	$(74)	$(56)	$(154)	$(126)

Net loss before income taxes	$(40)	$(21)	$(114)	$(83)

Income tax provision	$—	$(13)	$—	$(54)

Loss from discontinued operations	$(40)	$(34)	$(114)	$(137)

4. Short-Term Investments
     All of the short-term investment portfolio at June 30, 2007, matures in 2007. The fair value of short-term investments at June 30, 2007 and December 31, 2006 was as follows (in thousands):

	June 30, 2007
		Unrealized	Estimated
	Amortized	Loss on	Fair
	Cost	Investments	Value
Corporate notes	$4,972	$(2)	$4,970
U.S. government agencies	1,004	(2)	1,002

Total	$5,976	$(4)	$5,972

	December 31, 2006
		Unrealized	Estimated
	Amortized	Loss on	Fair
	Cost	Investments	Value
Corporate notes	$1,021	$(2)	$1,019
U.S. government agencies	3,792	(12)	3,780

Total	$4,813	$(14)	$4,799

     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At June 30, 2007, approximately $6.0 million of the short-term investment portfolio had an unrealized loss and approximately $1.0 million of those investments have been in an unrealized loss position for more than one year. Of the $4,000 unrealized loss at June 30, 2007, approximately $2,000 relates to investments that have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates. For the three and six months ended June 30, 2007 and 2006, no impairment of the investments was identified based on the evaluations performed.

5. Inventories
     Inventories consist of (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$1,868	$754
Work-in-process	177	0
Finished goods	1,819	1,173

Total	$3,864	$1,927

6. Property and Equipment
     Property and equipment consists of (in thousands):

	June 30,	December 31,
	2007	2006
Land	$138	$127
Building and leasehold impovements	1,891	1,789
Furniture, fixtures and office equipment	3,096	2,851
Automobiles	34	1
Purchased software	3,327	3,209

Total	8,486	7,977

Accumulated depreciation	(6,890)	(6,520)

Property and equipment, net	$1,596	$1,457

     Depreciation expense was $0.1 million and $0.1 million for the three- and six-month periods ended June 30, 2007, respectively, and $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2006, respectively.
7. Intangible Assets
     Intangible assets are primarily associated with the Company’s European operations and consist of the following (in thousands):

		June 30, 2007			December 31, 2006
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net

Customer relations	60 months	$1,685	$(1,685)	$—	$1,639	$(1,520)	$119
Core technology	60 months	1,909	(1,909)	—	1,858	(1,705)	153

Total intangible assets		$3,594	$(3,594)	$—	$3,497	$(3,225)	$272

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only SCM’s intangible assets relating to core technology and customer relations are subject to amortization.

     Amortization expense related to intangible assets for continuing operations was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2007, respectively, and $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2006, respectively. No further amounts remain to be amortized in future periods.
8. Restructuring and Other Charges
     Continuing Operations
     During the three- and six-month periods ended June 30, 2007, SCM incurred net restructuring and other charges related to continuing operations of zero. During the three- and six-month periods ended June 30, 2006, SCM incurred net restructuring and other charges related to continuing operations of approximately $0.3 million and $0.9 million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the six months ended June 30, 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2006	$32	$152	$9	$193

Provision for 2006	33	1,320	—	1,353
Changes in estimates	(2)	4	—	2

	31	1,324	—	1,355
Payments and other changes in 2006	(48)	(1,370)	—	(1,418)

Balances as of December 31, 2006	15	106	9	130

Provision for Q1 2007	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q1 2007	(1)	(101)	—	(102)

Balances as of March 31, 2007	14	5	9	28

Provision for Q2 2007	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q2 2007	(1)	—	—	(1)

Balances as of June 30, 2007	$13	$5	$9	$27

     During 2006, SCM executed and completed restructuring activities in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions of the Company from California to Germany. For the three and six months ended June 30, 2007, no further restructuring costs from continuing operations were incurred.
     Discontinued Operations
     During the three- and six-month periods ended June 30, 2007, income from restructuring and other items related to discontinued operations was approximately $63,000 and $76,000, respectively. During the three-and six-month periods ended June 30, 2006, SCM incurred restructuring and other charges related to discontinued operations of approximately $75,000 and $56,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the six months ended June 30, 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract	Other
	Commitments	Costs	Total
Balances as of January 1, 2006	$3,198	$506	$3,704

Provision for 2006	2	5	7
Changes in estimates	87	—	87

	89	5	94
Payments and other changes in 2006	(338)	(159)	(497)

Balances as of December 31, 2006	2,949	352	3,301

Provision for Q1 2007	—	—	—
Changes in estimates	(13)	—	(13)

	(13)	—	(13)
Payments and other changes in Q1 2007	(92)	4	(88)

Balances as of March 31, 2007	2,844	356	3,200

Provision for Q2 2007	—	—	—
Changes in estimates	(23)	(40)	(63)

	(23)	(40)	(63)
Payments and other changes in Q2 2007	(66)	5	(61)

Balances as of June 30, 2007	$2,755	$321	$3,076

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
     The Company’s continuing operations provide secure digital access solutions to mainly OEM customers in two markets segments: PC Security and Flash Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross profit level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and six months ended June 30, 2007 and during the same periods of 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
PC Security:
Net revenue	$3,864	$6,788	$10,960	$11,341
Gross profit	1,256	2,946	$4,499	4,859
Gross profit %	33%	43%	41%	43%

Flash Media Readers
Net revenue	$783	$2,574	$2,144	$5,448
Gross profit	77	213	$574	950
Gross profit %	10%	8%	27%	17%

Total:
Net revenue	$4,647	$9,362	$13,104	$16,789
Gross profit	1,333	3,159	5,073	5,809
Gross profit %	29%	34%	39%	35%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue
United States	$2,140	$4,151	$5,939	7,165
Europe	1,705	4,211	4,113	$7,166
Asia-Pacific	802	1,000	3,052	2,458

Total	$4,647	$9,362	$13,104	$16,789

% of net revenue
United States	46%	44%	46%	43%
Europe	37%	45%	31%	43%
Asia-Pacific	17%	11%	23%	14%
     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A based in the USA	13%	14%	13%	11%
Customer B based in Asia	11%	*	*	*
Customer C based in Europe	*	15%	*	10%
Customer D based in the USA	*	*	15%	*
Customer E based in Asia	*	*	11%	*

Totals	24%	30%	39%	21%

*	Net revenue derived from customer represented less than 10% for the period.

     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	June 30,	December 31,
	2007	2006
Customer A based in the USA	23%	17%
Customer B based in the USA	17%	*
Customer C based in Asia	*	19%

Total	40%	36%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of June 30, 2007 and December 31, 2006, are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Property and equipment, net:
United States	$20	$27
Europe	218	150
Asia-Pacific	1,358	1,280

Total	$1,596	$1,457

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next ten years.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2007, total purchase and contractual commitments were approximately $2.8 million.
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
     Components of the reserve for warranty costs for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balances at January 1	$34	$153
Additions related to sales during the period	31	45
Warranty costs incurred during the period	(27)	(43)
Adjustments to accruals related to prior period sales	(7)	(98)
Adjustments to accruals related to sale of the DTV Solutions business	—	(28)

Balances at June 30	$31	$29

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss from continuing operations	$(3,673)	$(1,991)	$(3,539)	$(4,692)
Income from discontinued operations	1,428	9,190	1,434	8,269

Net income (loss)	$(2,245)	$7,199	$(2,105)	$3,577

Weighted average common shares outstanding used in income (loss) per common share - basic and diluted	15,730	15,627	15,715	15,610
Net income (loss) per common share - basic and diluted
Continuing operations	$(0.23)	$(0.13)	$(0.23)	$(0.30)
Discontinued operations	$0.09	$0.59	$0.09	$0.53

Net income (loss) per common share - basic and diluted	$(0.14)	$0.46	$(0.14)	$0.23

     The computation of diluted net income per common share for the three and six months ended June 30, 2007 excludes the effect of the potential exercise of options to purchase approximately 47,000 and 45,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and six months ended June 30, 2007 also excludes the effect of the potential exercise of options to purchase approximately 1.8 million and 1.7 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net income per common share for the three and six months ended June 30, 2006, excludes the effect of the potential exercise of options to purchase approximately 26,000 and 28,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and six months ended June 30, 2006 also excludes the effect of the potential exercise of options to purchase approximately 2.4 million and 2.5 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
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
     In our continuing operations, we have experienced significant variations in demand for our products quarter to quarter. In our PC Security business, variations in demand are primarily the result of timing of orders associated with smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. In our Flash Media Reader business, variability in demand is primarily the result of our dependence on a small number of customers in this business, which can result in significant fluctuation in sales levels from one period to another. Two customers have historically accounted for approximately 65% of revenues in our Flash Media Reader business.
     We have adopted a strategy to grow revenue that is based on introducing new PC Security and Flash Media Reader products to address emerging market opportunities. During 2006 and in the first quarter of 2007, we experienced increased demand for our smart card readers, primarily from the government sector, where we began to provide readers for new and emerging programs such as e-passports and e-healthcare. In the second quarter of 2007, sales of our smart card readers were negatively impacted by budget freezes in the U.S. government sector, which contributed to delayed orders, demand fluctuations with a major customer in Asia and project delays in various European smart card security programs. While we believe that enterprise security projects and e-passport and other government authentication programs will continue to grow in the future and that we will continue to play an active role in providing smart card readers to these programs, it is very difficult to estimate the level or timing of demand in any given period.
     In addition, in the second quarter of 2007 we experienced significantly reduced orders from one of our two major Flash Media Reader customers due to significantly reduced demand in their end markets. We believe that sales in our Flash Media Reader business will increase from second quarter levels in the second half of 2007, as we have recently begun to build backlog with this customer. However, orders from this customer may not return to historic levels and this business remains subject to significant variability in terms of the timing of orders in any given period.
     In both our PC Security and Flash Media Reader businesses, pricing pressure has increased over the last several quarters. To address an increasingly competitive environment, during 2006 we put in place cost reduction programs that, beginning in the fourth quarter of 2006 and continuing into the second quarter of 2007, have resulted in improvements to gross product margin. In the second quarter of 2007, this improvement was largely offset by significantly lower sales levels.
     During late 2005 and throughout 2006, we implemented a number of measures to reduce operating expenses, including the outsourcing of our manufacturing operations and the consolidation of facilities and functions. The full effect of our cost cutting actions was first experienced in the fourth quarter of 2006, when our GAAP operating expenses decreased from an average of $5.7 million for the first three quarters of fiscal 2006 to $3.5 million in the fourth quarter. Through the first six months of 2007, our expenses for research and development, sales and marketing, and general and administrative have remained under $4.0 million per quarter, with the exception of a $1.4 million charge taken in general and administrative expenses in the second quarter of 2007 for severance and other costs associated with the resignation of Robert Schneider, our former CEO.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. See “Note 1” in the Notes to Consolidated Financial Statements of this Form 10-Q for further discussion. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At June 30, 2007 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
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
Results of Operations
     Net Revenue. Summary information by product segment for the three- and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Six months ended		period to
	June 30,		period	June 30,		period
	2007	2006		2007	2006
PC Security
Revenue	$3,864	$6,788	(43)%	$10,960	$11,341	(3)%
Gross profit	1,256	2,946		4,499	4,859
Gross profit %	33%	43%		41%	43%

Flash Media Readers
Revenue	$783	$2,574	(70)%	$2,144	$5,448	(61)%
Gross profit	77	213		574	950
Gross profit %	10%	8%		27%	17%

Total:
Revenue	$4,647	$9,362	(50)%	$13,104	$16,789	(22)%
Gross profit	1,333	3,159		5,073	5,809
Gross profit %	29%	34%		39%	35%
     Net revenue for the three months ended June 30, 2007 was $4.6 million, down 50% compared to $9.4 million for the same period of 2006. This decrease in revenue resulted from lower sales across our business segments due to a variety of factors, which are discussed below. For the six months ended June 30, 2007, net revenue was $13.1 million, down 22% from revenue of $16.8 million in the first six months of 2006. The decrease in revenue in the six-month period resulted primarily from lower sales of our Flash Media Reader products.
     Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to authenticate the identity of people in order to control access to computers, computer networks, borders, buildings and other facilities. Revenue in this product line is typically tied to large security projects of governments, financial institutions or enterprises and is subject to significant variability based on the size and timing of customer orders. The timing of any new projects that may create or increase demand for smart card readers is unpredictable. In our PC Security product line, sales were $3.9 million in the second quarter of 2007, a decrease of 43% from sales of $6.8 million in the second quarter of 2006. Significantly lower sales levels in the second quarter of 2007 compared with the prior year resulted from lower product orders across all geographies. In the U.S., budget freezes in the federal government sector resulted in significantly lower orders than in recent periods. In Europe, sales were affected by delays in a number of projects for which we had anticipated we would ship readers. In Japan, product orders from a major customer have been delayed. In all three geographies, we believe that the reduced sales levels we experienced in the second quarter of 2007 reflect variability in the timing of orders, rather than loss of business to competition or lack of long-term growth potential in the market for smart card readers. For the first six months of 2007, sales in our PC Security business were $11.0 million, down 3% from $11.3 million for the first six months of 2006.
     Flash Media Reader revenues consist of sales of digital media readers to provide an interface for flash memory cards, primarily for digital photography kiosks, where our products are used to download and print digital photos. Two customers have historically accounted for approximately 65% of our sales in this business segment. As a result, revenue in our Flash Media Reader product line can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders. Revenue from our Flash Media Reader product line was $0.8 million in the second quarter of 2007, a decrease of 70% from $2.6 million in the second quarter of 2006. For the first six months of 2007, sales were $2.1 million, down 61% compared with $5.4 million in the first six months of 2006. The decrease in Flash Media Reader sales in both the second quarter and the first six months of 2007 compared with the same periods of the prior year was primarily due to a significant reduction in orders from one of our two major customers in the second quarter as a result of significantly reduced demand in their end markets.

     Gross Profit. Gross profit for the second quarter of 2007 was $1.3 million, or 29% of revenue, compared to $3.2 million, or 34% of revenue in the same period of 2006.
     Gross profit for our PCS Security products was 33% for the second quarter of 2007 compared with 43% for the second quarter of 2006. The decrease in gross profit in the second quarter of 2007 compared with the same period of 2006 primarily resulted from lower sales levels in the 2007 period, as a portion of our supply chain expenses included in cost of revenue are fixed.
     Gross profit for our Flash Media Reader products was 10% for the second quarter of 2007, compared with 8% for the second quarter of 2006. Low gross margins in both periods primarily reflect low sales levels in the respective periods.
     For the first six months of 2007, gross profit was $5.1 million, or 39% of revenue, compared with $5.8 million, or 35% of revenue for the first six months of 2006. The improvement in gross profit margin in the first six months of 2007 compared with the prior year is in part due to a more favorable mix of higher margin products, better inventory management and product cost reductions in our PC Security business, offset by lower sales levels across our businesses in the second quarter of 2007. In addition, gross profit for the first six months of 2006 was adversely impacted by approximately $0.2 million in severance costs related to the outsourcing of our Singapore manufacturing operations to contract manufacturers as well as $0.4 million of net inventory write-downs.
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
     Research and Development.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2007	2006	period	2007	2006	period

Expenses	$792	$1,061	(25)%	$1,512	$2,030	(26)%
Percentage of total revenues	17%	11%		12%	12%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and firmware development. For the second quarter of 2007, research and development expenses were $0.8 million, or 17% of revenue, compared with $1.1 million, or 11% of revenue in the second quarter of 2006. For the first six months of 2007, research and development expenses were $1.5 million, or 12% of revenue, compared with $2.0 million, or 12% of revenue for the first six months of 2006. Lower research and development expenses in the second quarter and first six months of 2007 compared with the prior year are primarily due to a lower level of external resources used.
     Selling and Marketing.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2007	2006	period	2007	2006	period

Expenses	$1,618	$1,922	(16)%	$3,177	$3,761	(16)%
Percentage of total revenues	35%	21%		24%	22%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the second quarter of 2007 were $1.6 million, or 35% of revenue, compared with $1.9 million, or 21% of revenue in the second quarter of 2006. For the first six months of 2007, sales and marketing expenses were $3.2 million, compared with $3.8 million in the first six months of 2006. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities.
     General and Administrative.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
	2007	2006	period	2007	2006	period

Expenses	$2,879	$2,048	41%	$4,279	$4,132	4%
Percentage of total revenues	62%	22%		33%	25%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions and professional fees arising from legal, auditing and other consulting services. In the second quarter of

2007, general and administrative expenses were $2.9 million, or 62% of revenue, compared with $2.0 million, or 22% of revenue in the second quarter of 2006. Included in the second quarter of 2007 are severance and other costs associated with the resignation of Robert Schneider, our former CEO, totaling $1.4 million. For the first six months of 2007, general and administrative expenses were $4.3 million, including the $1.4 million in severance and other costs associated with the resignation of our CEO, compared with $4.1 million in the first six months of 2006. The reduction in our underlying general and administrative expenses in the second quarter and first six months of 2007, excluding the $1.4 million in severance and other costs for our former CEO, compared with the prior year primarily related to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the transfer of local finance functions from Singapore and the U.S. to Germany at the end of 2006.
     Amortization of Intangibles. Amortization of intangibles was $0.1 million during the second quarter of 2007 compared with $0.2 million during the second quarter of 2006. For the first six months of 2007 and 2006, amortization of intangibles was $0.3 million. No further amounts remain to be amortized in future periods.
     Restructuring and Other Charges (Credits). We did not incur any restructuring or other charges during the first six months of 2007. For the three and six months ended June 30, 2006, we recorded restructuring and other charges of $0.2 million and $0.7 million, respectively, primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate certain corporate headquarter functions in California to Germany as well as the process of outsourcing our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue.
     Interest and Other Income: Interest and other income, net consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In the second quarter of 2007 interest income resulting from invested cash balances was $0.4 million, compared with interest income of $0.3 million for the second quarter of 2006. In the first six months of 2007, interest income was $0.7 million, compared with interest income of $0.6 million in the first six months of 2006.
     Foreign currency transaction losses and other expense were zero in both the second quarter of 2007 and the second quarter of 2006. Foreign currency transaction losses and other expense were $0.1 million in both the first six months of 2007 and the first six months of 2006.
     Income Taxes. In the three and six months ended June 30, 2007, we recorded a provision for income taxes of $32,000 and $0.1 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     We recorded a tax provision of $18,000 and $29,000, respectively, in the three and six months ended June 30, 2006, primarily resulting from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the three and six months ended June 30, 2007 was $0 and $0.5 million, respectively. Net revenue for the DTV solutions business in the three and six months ended June 30, 2006 was $4.6 million and $10.4 million, respectively. Operating loss for the DTV solutions business for the three and six months ended June 30, 2007 was $46,000 and $12,000, respectively. Operating loss for the DTV solutions business for the three and six months ended June 30, 2006 was $0.3 million and $1.2 million, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was $0 in each of the three- and six-month periods ended June 30, 2007 and 2006. Operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million in the three- and six-month periods ended June 30, 2007, respectively and operating loss for the retail Digital Media and Video business was $0.1 million in both the three- and six-month periods ended June 30, 2006, respectively.
     In May 2007, we received an adjusted final payment of $1.6 million from Kudelski related to the sale of our DTV solutions business that resulted in a $1.5 million gain on sale of discontinued operations in the three months ended June 30, 2007 (See Note 3 to Condensed Consolidated Financial Statements). During the three and six months ended June 30, 2007, net gain on the disposal of discontinued operations was approximately $1.5 million and $1.6 million, respectively. During the three and six months ended June 30, 2006, net gain on the disposal of discontinued operations was approximately $5.2 million and $5.3 million, respectively.

Liquidity and Capital Resources
     As of June 30, 2007, our working capital, which we have defined as current assets less current liabilities, was $32.7 million, compared to $32.0 million as of December 31, 2006, an increase of approximately $0.7 million. The rise in working capital for the first six months of 2007 primarily reflects the decrease in current liabilities of $4.6 million, offset in part by lower cash and cash equivalents and short-term investments of $2.4 million and a $ 1.4 million reduction resulting from the combined development of accounts receivable, inventories and other current assets.
     Cash and cash equivalents and short-term investments were $34.5 million as of June 30, 2007, a decrease of approximately $2.4 million compared to the balance of $36.9 million as of December 31, 2006.
     The following summarizes our cash flows for the six months ended June 30, 2007 (in thousands):

Six Months Ended
June 30,
2007
Operating cash used in continuing operations	$(3,997)
Operating cash provided by discontinued operations	1,190
Investing cash used	(1,327)
Financing cash flow	104
Effect of exchange rate changes on cash and cash equivalents	443

Decrease in cash and cash equivalents	(3,587)
Cash and cash equivalents at beginning of period	32,103

Cash and cash equivalents at end of period	$28,516

     During the first six months of 2007, cash used in operating activities was $2.8 million. Net loss of $2.1 million and the cash use of approximately $1.3 million from changes in operating assets and liabilities was partly offset by cash flow adjustments for depreciation, amortization and stock compensation totaling $0.8 million, as well as cash provided in operating activities from discontinued operations, which resulted primarily from the $1.6 million payment from Kudelski received in the second quarter of 2007 in connection with the sale of our DTV solutions business to Kudelski in 2006.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.5 million and inventory and other purchase commitments were approximately $2.8 million at June 30, 2007.
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
     Cash used in investing activities for the six months ended June 30, 2007, was primarily for purchases of short-term investments of $8.9 million, offset by maturities of $7.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first six months of 2007. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our acting principal executive officer, who is also our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on this evaluation, our acting principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the second quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have a history of losses with an accumulated deficit of $192.3 million as of June 30, 2007. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.

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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 61% of revenue in the first six months of 2007 and 53% of revenue in fiscal 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Flash Media Reader business, where two customers have historically accounted for approximately 65% of our business. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the second quarter of 2007, we experienced a significant reduction in sales of our Flash Media Reader products due to a significant reduction in orders from one of our two major customers in this business, as the result of significantly reduced demand in the customer’s end markets. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets.
     We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in e-passport programs in Europe and for authentication of personnel within various U.S. government agencies, both of which are new applications that are not yet widely implemented. If demand for products for applications such as these does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. For example, in the second quarter of 2007 we experienced lower sales of our smart card reader products in Europe as a result of delays in smart card programs such as e-passport. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
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
     In the second half of 2005, we shifted all product and component manufacturing previously performed by our employees to contract manufacturers, while continuing to manage demand planning, procurement and other related activities within SCM. The exclusive use of contract manufacturing reduces the flexibility we have in our operations and requires us to exercise strong planning and management in order to ensure that our products are manufactured on schedule, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. We may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.
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
     Historically, we have sold a significant proportion of our smart card reader products to the U.S. government and we anticipate that some portion of our future revenues will also come from this sector. The timing of U.S. government smart card projects is not always certain. For example, budget freezes during the second quarter of 2007 resulted in delayed orders for our smart card reader products. While the U.S. government has announced plans for several new smart card-based security projects, few have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in the Department of Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.
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
     Our 2007 Annual Meeting of Stockholders has been delayed until November 2007. If we are unable to achieve quorum for this meeting, we will have very little time to adjourn the meeting and solicit stockholder proxies before the end of the calendar year. The future failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. In accordance with Section 211 of the Delaware General Corporation Law, if there has been a failure to hold an annual meeting, the Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 55% of our revenue for the first six months of 2007 and approximately 57% of our revenue for the year ended December 31, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     We also believe that our future success will depend in large part on our ability to attract and retain highly qualified technical and management personnel. However, competition for such personnel is intense. We may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future. At the end of June 2007, our chief executive officer resigned from the Company and our chief financial officer took on the additional role of acting chief executive officer. In late July 2007, we signed an employment agreement with an individual who is to become our new CEO in November 2007. If the new CEO further delays his start date with us or does not ultimately join the Company, our business could be harmed as further management time and attention would be required to manage the CEO function and our strategic planning process could be delayed.
     Likewise, as a small, dual-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 creates additional liability and exposure for directors and financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. Our CEO resigned from the Company and as a director in June 2007 and one of our current directors has informed us that he does not intend to stand for reelection to the Board at our next Annual Meeting. In the absence of new appointments to the Board, these changes will reduce the number of directors on our Board to five in November 2007. If we are not able to attract and retain qualified board members, our ability to practice a high a level of corporate governance could be impaired.

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
     A component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services; and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We may not be successful with any such acquisition.
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under the recently issued Financial Accounting Standard Board Statement No. 123(R) (“FAS 123(R)”), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.4 million in the first six months of 2007. Any other changes in accounting policies in the future may also result in significant accounting charges. See Note 2 to our consolidated financial statements attached to the Annual Report on Form 10-K for the expense disclosures under SFAS No. 123R.
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
     From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of August 8, 2007, 15,735,615 shares of common stock were outstanding.
     As of June 30, 2007, we had approximately 0.1 million shares of common stock reserved for future issuance under our 2000 stock option plan and 1.9 million shares of common stock were subject to outstanding options under our 2000 stock plan and our now expired 1997 and director stock plans. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
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
     None
Item 3. Defaults upon Senior Securities.
     None

Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     In addition to the resignation of our CEO, a director of the Company, from the Company and our Board of Directors in June 2007, one of our current directors has informed us that he does not intend to stand for reelection to the Board at our 2007 Annual Meeting of Stockholders. In the absence of new appointments to the Board, these changes will reduce the number of directors on our Board to five as in November 2007.
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

Registrant SCM MICROSYSTEMS, INC.
August 14, 2007	/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary and Acting Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(5)	Amended and Restated Bylaws of Registrant.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.1(1)*	Form of Director and Officer Indemnification Agreement.

10.2(8)*	Amended 1997 Stock Plan.

10.3(1)*	1997 Employee Stock Purchase Plan.

10.4(1)*	1997 Director Option Plan.

10.5(1)*	1997 Stock Option Plan for French Employees.

10.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.

10.7(2)*	2000 Non-statutory Stock Option Plan.

10.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.

10.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.

10.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.

10.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.

10.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.

Exhibit
Number	Description of Document
10.15(13)*	Description of Executive Compensation Arrangement.

10.16(14)*	Management by Objective (MBO) Bonus Program Guide.

10.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.

10.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.

10.20(15)*	Separation Agreement between SCM Microsystems and Ingo Zankel dated January 27, 2006.

10.21(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.

10.22(16)	Purchase Agreement between SCM Microsystems and Kudelski S.A.

10.23(17)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.

10.24(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.

10.25(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

10.26(16)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.

10.27(18)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.

10.28(19)*	Resignation and Severance Agreement between Robert Schneider and SCM dated June 18, 2007.

10.29(19)*	Consulting Agreement between Robert Schneider and SCM dated June 18, 2007.

10.30(20)*	Employment Agreement between Felix Marx and SCM dated July 31, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(18)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

(19)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated June 19, 2007 (see SEC File No. 000-29440).

(20)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated August 1, 2007 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.