Form 10-Q
period 2007-09-30
SCM MICROSYSTEMS INC
filed 2007-11-13
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Yes ☐          No ☑
At October 31, 2007, 15,735,615 shares of common stock were outstanding.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$7,617	$7,396	$20,721	$24,185
Cost of revenue	4,170	5,271	12,201	16,251

Gross profit	3,447	2,125	8,520	7,934

Operating expenses:
Research and development	815	1,085	2,327	3,115
Selling and marketing	1,625	2,292	4,802	6,053
General and administrative	1,374	2,208	5,653	6,340
Amortization of intangible assets	—	170	272	495
Restructuring and other charges	(4)	400	(4)	1,066

Total operating expenses	3,810	6,155	13,050	17,069

Loss from operations	(363)	(4,030)	(4,530)	(9,135)
Interest and other income/expenses, net	279	367	999	809

Loss from continuing operations before income taxes	(84)	(3,663)	(3,531)	(8,326)
Provision for income taxes	(32)	(17)	(124)	(46)

Loss from continuing operations	(116)	(3,680)	(3,655)	(8,372)
Income (loss) from discontinued operations, net of income taxes	(83)	(213)	(202)	2,793
Gain on sale of discontinued operations, net of income taxes	16	24	1,569	5,287

Net loss	$(183)	$(3,869)	$(2,288)	$(292)

Loss per share from continuing operations:
Basic and diluted	$(0.01)	$(0.24)	$(0.23)	$(0.54)

Gain (loss) per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.01)	$0.08	$0.52

Net loss per share:
Basic and diluted	$(0.01)	$(0.25)	$(0.15)	$(0.02)

Shares used to compute basic and diluted loss per share	15,736	15,648	15,722	15,623

Comprehensive gain (loss):
Net loss	$(183)	$(3,869)	$(2,288)	$(292)
Unrealized gain (loss) on investments	1	32	11	61
Foreign currency translation adjustment	450	75	984	272

Total comprehensive gain (loss)	$268	$(3,762)	$(1,293)	$41

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,143	$32,103
Short-term investments	8,948	4,799
Accounts receivable, net of allowances of $422 and $867 as of September 30, 2007 and December 31, 2006	6,156	6,583
Inventories	2,870	1,927
Other current assets	1,049	2,489

Total current assets	43,166	47,901
Property and equipment, net	1,566	1,457
Intangible assets, net	—	272
Other assets	1,888	1,725

Total assets	$46,620	$51,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,995	$4,572
Accrued compensation and related benefits	1,164	1,729
Accrued restructuring and other charges	3,040	3,431
Accrued professional fees	1,065	1,063
Accrued royalties	392	971
Other accrued expenses	2,106	2,289
Income taxes payable	247	1,879

Total current liabilities	10,009	15,934

Long-term income taxes payable	195	—
Deferred tax liability	101	103
Commitments and contingencies (see Notes 10 and 11)	—	—

Total liabilities	10,305	16,037

Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,354 and 16,316 shares issued and 15,736 and 15,698 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	16	16
Additional paid-in capital	229,323	228,580
Treasury stock	(2,777)	(2,777)
Accumulated deficit	(192,456)	(191,714)
Other cumulative comprehensive gain	2,209	1,213

Total stockholders’ equity	36,315	35,318

Total liabilities and stockholders’ equity	$46,620	$51,355

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,288)	$(292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from discontinued operations	(1,367)	(8,080)
Depreciation and amortization	500	795
Loss (gain) on disposal of fixed assets	(6)	46
Stock compensation expense	639	485
Deferred income taxes	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	542	(216)
Inventories	(893)	64
Other assets	1,246	(910)
Accounts payable	(2,143)	361
Accrued expenses	(1,619)	(330)
Income taxes payable	98	218

Net cash used in operating activities from continuing operations	(5,293)	(7,860)
Net cash provided by operating activities from discontinued operations	697	9,856

Net cash provided by (used in) operating activities	(4,596)	1,996

Cash flows from investing activities:
Capital expenditures	(178)	(65)
Proceeds from disposal of fixed assets	—	11
Maturities of short-term investments	12,656	14,392
Purchase of restricted short-term investments	—	(2,000)
Purchases of short-term investments	(16,793)	(2,878)

Net cash provided by (used in) investing activities from continuing operations	(4,315)	9,460
Net cash provided by investing activities from discontinued operations	—	3,484

Net cash provided by (used in) investing activities	(4,315)	12,944

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	104	174

Net cash provided by financing activities	104	174

Effect of exchange rates on cash and cash equivalents	847	187

Net increase (decrease) in cash and cash equivalents	(7,960)	15,301
Cash and cash equivalents at beginning of period	32,103	13,660

Cash and cash equivalents at end of period	$24,143	$28,961

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$—

Income taxes paid	$108	$106

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in SCM Microsystems Inc.’s (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2006.
     During the review of the preparation of the cash flows from discontinued operations for the nine months ended September 30, 2007, the Company determined that an adjustment was needed to the condensed consolidated statements of cash flows for the nine months ended September 30, 2006. Consequently, in the section “Cash flows from operating activities”, the amounts in lines “Accrued expenses” and “Net cash used in operating activities from continuing operations” were reduced by $3.2 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended September 30, 2006. Simultaneously, the amount in line “Net cash provided (used) in operating activities from discontinued operations” was increased by $3.2 million compared to the condensed consolidated statements of cash flows submitted with Form 10-Q for the quarterly period ended September 30, 2006. The adjustment did not have any impact to the cash flows from operating activities in total and was not considered to be material.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2007 and 2006, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
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
     As a result of the implementation, the Company recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including this decrease, at the beginning of 2007, the Company had $0.1 million of unrecognized tax benefits included in income taxes payable on the consolidated balance sheet. At September 30, 2007, the Company had $0.2 million of unrecognized tax benefits disclosed in income taxes payable on the consolidated balance sheet. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable, where applicable.

     In addition, $1.6 million of unrecognized tax benefits existed as of January 1, 2007, which do not have any impact on the consolidated balance sheet or income statement, as these only impact the amounts of losses carried forward by the various entities of the Company because any deferred tax assets on these losses carried forward have been fully reserved for. The amount of these unrecognized tax benefits reduced to $1.5 million in the third quarter of 2007 primarily due to a reduction in the enacted tax rate in one country where the Company has unrecognized tax benefits.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, approximately $47,000 of accrued interest and penalties related to uncertain tax positions.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.
2. Stock Based Compensation
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire ten years from the grant date. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month commencing four years from date of grant. Additionally, the Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. The Company’s ESPP, director option plan and 1997 stock option plan all expired in March 2007. As of September 30, 2007, the Company had approximately 1.8 million options outstanding and 1.8 million shares of common stock reserved for future issuance upon exercise of those options under all its stock option plans, including those that have expired.
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance to this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period, which is the vesting period of the award.

     The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three and nine months ended September 30, 2007, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

     Compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007, is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.
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
     As a result of adopting SFAS 123(R), for the three and nine months ended September 30, 2007, the Company’s loss from continuing operations before income tax provision and net loss from continuing operations was $0.2 million and $0.6 million higher, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees (“APB 25”). For the three and nine months ended September 30, 2006, the Company’s loss from continuing operations before income tax provision and net loss from continuing operations was $0.1 million and $0.5 million higher, respectively, than under APB 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2007 would have been $0.01 and $0.04 lower, respectively, and basic and diluted net loss per share from continuing operations for the three and nine months ended September 30, 2006 would have been $0.01 and $0.03 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 from adopting SFAS 123(R).
     On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     The following table illustrates the stock-based compensation expense resulting from stock options and ESPP included in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$18	$10	$51	$24
Research and development	21	29	65	92
Selling and marketing	77	38	177	119
General and administrative	117	66	346	250

Stock-based compensation expense before income taxes	$233	$143	$639	$485
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$233	$143	$639	$485

Stock Option Plans
     The Company’s director option plan and 1997 stock option plan expired in March 2007, and options can no longer be granted under these plans. A total of 88,301 shares of common stock are reserved for future option grants under the remaining 2000 stock plan as of September 30, 2007. In addition, in November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes an additional 1.5 million stock option grants. 1.5 million shares of common stock are reserved for future option grants under the 2007 Stock Option Plan..

     Summary of activity under all the Company’s stock option plans, including those plans that expired in March 2007, for the nine months ended September 30, 2007 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average		Remaining
	Available	Options	Exercise Price	Aggregate	Contractual Life
	for Grant	Outstanding	per share	Intrinsic Value	(in years)
Balance at December 31, 2006	4,084,775	1,783,255	$12.58	$81,808	5.79
Options granted	(405,701)	405,701	$4.02	—	—
Options cancelled or expired	(3,590,773)	(371,740)	$8.84	—	—
Options exercised		(10,788)	$3.07	$8,331	—

Balance at September 30, 2007	88,301	1,806,428	$11.48	$32,797	5.83

Vested or expected to vest at September 30, 2007		1,698,581	$11.97	$31,174

Exerciseable at September 30, 2007		1,254,980	$14.92	$22,346	4.58

     The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2007 was $1.38 and $1.90, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2006 was $1.69 and $1.72, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was zero and $8,331, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $7,100 and $7,300, respectively. Cash proceeds from the exercise of stock options were zero and $33,135 for the three and nine months ended September 30, 2007, respectively. Cash proceeds from the exercise of stock options were $58,000 and $58,700 for the three and nine months ended September 30, 2006, respectively. No income tax benefit was realized from the stock option exercises during the three and nine months ended September 30, 2007 and 2006. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $0.2 million and $0.6 million, respectively. At September 30, 2007, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.84 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	54%	64%	57%	69%

Dividend yield	0	0	0	0

Risk-free interest rate	4.13%	4.62%	4.53%	4.85%

Expected term (in years)	4.00	3.92	4.00	3.92
     Expected Volatility: The Company’s computation of expected volatility for the three and nine months ended September 30, 2007 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and nine months ended September 30, 2007 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

1997 Employee Stock Purchase Plan
     Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. As of September, 2007, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.
     The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was zero and a benefit of $40,000, respectively. The benefit in the first nine months of 2007 stemmed from the expiration of the plan before the expected offering periods had terminated. At September 30, 2007, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2007, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
     Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million. An additional $1.5 million gain on sale of discontinued operations was realized in May 2007 primarily resulting from the final payment by Kudelski as described above.
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

     The operating results for the discontinued operations of the DTV solutions business for the three and nine months ended September 30, 2007 and for the same period of 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$—	$1,877	$496	$12,288

Operating gain (loss)	$45	$(115)	$33	$(1,276)

Net income (loss) before income taxes	$45	$(141)	$56	$2,919

Income tax benefit (provision)	$—	$(8)	$(16)	$75

Income (loss) from discontinued operations	$45	$(149)	$40	$2,994

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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2007 and for the same period of 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$—	$—	$—	$—

Operating loss	$(82)	$(75)	$(236)	$(201)

Net loss before income taxes	$(72)	$(51)	$(186)	$(134)

Income tax provision	$(56)	$(13)	$(56)	$(67)

Loss from discontinued operations	$(128)	$(64)	$(242)	$(201)

4. Short-Term Investments
     At September 30, 2007, approximately 80% of the short-term investment portfolio matures in 2007 and the remaining 20% matures in 2008. The fair value of short-term investments at September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$7,934	$1	$(3)	$7,932
U.S. government agencies	1,017	—	(1)	1,016

Total	$8,951	$1	$(4)	$8,948

	December 31, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$1,021	$—	$(2)	$1,019
U.S. government agencies	3,792	—	(12)	3,780

Total	$4,813	$—	$(14)	$4,799

     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At September 30, 2007, approximately $7.0 million of the short-term investment portfolio had an unrealized loss and approximately $1.0 million of those investments have been in an unrealized loss position for more than one year. Of the $4,000 unrealized loss at September 30, 2007, approximately $1,000 relates to investments that have been in an unrealized loss position for more than one year. For the three and nine months ended September 30, 2007 and 2006, no impairment of the investments was identified by the Company based on the evaluations performed.
5. Inventories
     Inventories consist of (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$1,483	$754
Work-in-process	184	0
Finished goods	1,203	1,173

Total	$2,870	$1,927

6. Property and Equipment
     Property and equipment consists of (in thousands):

	September 30,	December 31,
	2007	2006
Land	$141	$127

Building and leasehold improvements	1,945	1,789

Furniture, fixtures and office equipment	3,178	2,851

Automobiles	34	1

Purchased software	3,442	3,209

Total	8,740	7,977

Accumulated depreciation	(7,174)	(6,520)

Property and equipment, net	$1,566	$1,457

     Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.
7. Intangible Assets
     Intangible assets are primarily associated with the Company’s European operations and consist of the following (in thousands):

		September 30, 2007			December 31, 2006
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net

Customer relations	60 months	$1,762	$(1,762)	$—	$1,639	$(1,520)	$119
Core technology	60 months	1,996	(1,996)	—	1,858	(1,705)	153

Total intangible assets		$3,758	$(3,758)	$—	$3,497	$(3,225)	$272

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, only the Company’s intangible assets relating to core technology and customer relations are subject to amortization.
     Amortization expense related to intangible assets for continuing operations was zero and $0.3 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively. No further amounts remain to be amortized in future periods.

8. Restructuring and Other Charges
     Continuing Operations
     During the three and nine months ended September 30, 2007, the Company realized an income from the release of a severance accrual related to continuing operations of $4,000. During the three and nine months ended September 30, 2006, the Company incurred net restructuring and other charges related to continuing operations of approximately $0.4 million and $1.3 million, respectively.
     Accrued liabilities related to restructuring actions and other activities during the nine months ended September 30, 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract	Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2006	$32	$152	$9	$193

Provision for 2006	33	1,320	—	1,353
Changes in estimates	(2)	4	—	2

	31	1,324	—	1,355
Payments and other changes in 2006	(48)	(1,370)	—	(1,418)

Balances as of December 31, 2006	15	106	9	130

Provision for Q1 2007	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—

Payments and other changes in Q1 2007	(1)	(101)	—	(102)

Balances as of March 31, 2007	14	5	9	28

Provision for Q2 2007	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—

Payments and other changes in Q2 2007	(1)	—	—	(1)

Balances as of June 30, 2007	13	5	9	27

Provision for Q3 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in Q3 2007	—	(1)	—	(1)

Balances as of September 30, 2007	$13	$—	$9	$22

     During 2006, SCM executed and completed restructuring activities in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions of the Company from California to Germany. For the three and nine months ended September 30, 2007, no further restructuring costs from continuing operations were incurred.
     Discontinued Operations
     During the three and nine months ended September 30, 2007, income from restructuring and other items related to discontinued operations was approximately $16,000 and $92,000, respectively. During the three and nine months ended September 30, 2006, SCM incurred restructuring and other credits of approximately $25,000 and restructuring and other charges of approximately $31,000, respectively, related to discontinued operations.

     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the nine months ended September 30, 2007 and during the year ended December 31, 2006 consist of the following (in thousands):

	Lease/Contract	Other
	Commitments	Costs	Total
Balances as of January 1, 2006	$3,198	$506	$3,704

Provision for 2006	2	5	7
Changes in estimates	87	—	87

	89	5	94
Payments and other changes in 2006	(338)	(159)	(497)

Balances as of December 31, 2006	2,949	352	3,301

Provision for Q1 2007	—	—	—
Changes in estimates	(13)	—	(13)

	(13)	—	(13)
Payments and other changes in Q1 2007	(92)	4	(88)

Balances as of March 31, 2007	2,844	356	3,200

Provision for Q2 2007	—	—	—
Changes in estimates	(23)	(40)	(63)

	(23)	(40)	(63)
Payments and other changes in Q2 2007	(66)	5	(61)

Balances as of June 30, 2007	2,755	321	3,076

Provision for Q3 2007	—	—	—
Changes in estimates	(16)	—	(16)

	(16)	—	(16)
Payments and other changes in Q3 2007	(56)	14	(42)

Balances as of September 30, 2007	$2,683	$335	$3,018

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

     Summary information by segment for the three and nine months ended September 30, 2007 and during the same periods of 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
PC Security:
Net revenue	$6,140	$5,096	$17,100	$16,438
Gross profit	2,846	1,621	7,345	6,480
Gross profit %	46%	32%	43%	39%

Flash Media Readers:
Net revenue	$1,477	$2,300	$3,621	$7,747
Gross profit	601	504	1,175	1,454
Gross profit %	41%	22%	32%	19%

Total:
Net revenue	$7,617	$7,396	$20,721	$24,185
Gross profit	3,447	2,125	8,520	7,934
Gross profit %	45%	29%	41%	33%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Europe

Net revenue

United States	$3,635	$3,242	$9,574	$10,407
Europe	2,603	3,045	6,716	10,212
Asia-Pacific	1,379	1,109	4,431	3,566

Total	$7,617	$7,396	$20,721	$24,185

% of net revenue
United States	48%	44%	47%	43%
Europe	34%	41%	32%	42%
Asia-Pacific	18%	15%	21%	15%

     Customers comprising 10% or greater of the Company’s net revenue are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A based in the USA	13%	*	14%	*
Customer B based in the USA	11%	14%	12%	12%
Customer C based in Europe	*	13%	*	*

Total	24%	27%	26%	12%

*	Net revenue derived from customer represented less than 10% for the period.
     Customers representing 10% or greater of the Company’s accounts receivable are summarized as follows:

	September 30,	December 31,
	2007	2006
Customer A based in Asia	*	19%
Customer B based in the USA	13%	17%
Customer C based in the USA	16%	*

Total	29%	36%

*	Customer’s accounts receivable represented less than 10% for the periods presented.
     Long-lived assets by geographic location as of September 30, 2007 and December 31, 2006, are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Property and equipment, net:
United States	$17	$27
Europe	188	150
Asia-Pacific	1,361	1,280

Total	$1,566	$1,457

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next ten years.
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of September 30, 2007, total purchase and contractual commitments were approximately $4.0 million.
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
     Components of the reserve for warranty costs for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balances at January 1	$34	$153
Additions related to sales during the period	46	210
Warranty costs incurred during the period	(49)	(62)
Adjustments to accruals related to prior period sales	(2)	(90)
Adjustments to accruals related to sale of the DTV Solutions business		(28)

Balances at September 30	$29	$183

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss from continuing operations	$(116)	$(3,680)	$(3,655)	$(8,372)
Income (loss) from discontinued operations	(67)	(189)	1,367	8,080

Net income (loss)	$(183)	$(3,869)	$(2,288)	$(292)

Shares used in income (loss) per common share — basic	15,736	15,648	15,722	15,623
Net income (loss) per common share — basic and diluted Continuing operations	$(0.01)	$(0.24)	$(0.23)	$(0.54)
Discontinued operations	$(0.00)	$(0.01)	$0.08	$0.52

Net income (loss) per common share — basic and diluted	$(0.01)	$(0.25)	$(0.15)	$(0.02)

     The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2007 excludes the effect of the potential exercise of options to purchase approximately 7,000 and 33,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2007 also excludes the effect of the potential exercise of options to purchase approximately 1.7 million and 1.7 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2006, excludes the effect of the potential exercise of options to purchase approximately 16,000 and 23,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2006 also excludes the effect of the potential exercise of options to purchase approximately 2.3 million and 2.5 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.

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
     On May 22, 2006 we completed the sale of our Digital Television solutions (“DTV solutions”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. In addition, our operations previously included a retail Digital Media and Video business, which we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q.)
     In our continuing operations, we have experienced significant variations in demand for our products quarter to quarter. In our PC Security business, variations in demand are primarily the result of timing of orders associated with smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies, roll-out schedules for application deployments and budget cycles and changes, all of which contribute to variability in demand from quarter to quarter. In our Flash Media Reader business, variability in demand is primarily the result of our dependence on a small number of customers in this business, which can result in significant fluctuation in sales levels from one period to another. Two customers have historically accounted for approximately 65% of revenues in our Flash Media Reader business.
     We have adopted a strategy to grow revenue that is based on introducing new PC Security and Flash Media Reader products to address emerging market opportunities. During 2006 and in the first and third quarters of 2007, we experienced increased demand from prior periods for our smart card readers, primarily from the government sector, where we are providing readers for new and emerging programs such as e-passports and e-healthcare. In the second quarter of 2007, sales of our smart card readers were negatively impacted by budget freezes in the U.S. government sector, which contributed to delayed orders, demand fluctuations with a major customer in Asia and project delays in various European smart card security programs. In the third quarter of 2007, revenue for our PC Security business returned to more stable levels, as U.S government budgets relaxed and we received additional orders from our customer in Asia.
     In our Flash Media Reader business, sales in the first nine months of 2007 have been below 2006 levels, as we experienced significantly reduced orders from one of our two major Flash Media Reader customers, which we believe was primarily due to significantly reduced demand in their end markets. This was particularly pronounced in the second quarter of 2007. Order levels from this customer increased in the third quarter of 2007, but did not reach the levels of a year ago. Orders from this customer may not return to historic levels and this business remains subject to significant variability in terms of the timing of orders in any given period.
     In both our PC Security and Flash Media Reader businesses, pricing pressure has increased over the last several quarters. To address an increasingly competitive environment, during 2006 we put in place cost reduction programs that, beginning in the fourth quarter of 2006 and continuing into the third quarter of 2007, have resulted in improvements to gross product margin.
     During late 2005 and throughout 2006, we implemented a number of measures to reduce operating expenses, including the outsourcing of our manufacturing operations and the consolidation of facilities and functions. The full effect of our cost cutting actions was first experienced in the fourth quarter of 2006, when our GAAP operating expenses decreased from an average of $5.7 million for the first three quarters of fiscal 2006 to $3.5 million in the fourth quarter of 2006. Through the first nine months of 2007, our GAAP operating expenses for research and development, sales and marketing, and general and administrative have been under $4.0 million per quarter, with the exception of a $1.4 million charge taken in general and administrative expenses in the second quarter of 2007 for severance and other costs associated with the resignation of Robert Schneider, our former CEO.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.
•	We adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. See “Note 1” in the Notes to Consolidated Financial Statements of this Form 10-Q for further discussion. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At September 30, 2007 we have recorded valuation allowances against substantially all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Recent Accounting Pronouncements
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.
Results of Operations
     Net Revenue. Summary information by product segment for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Nine months ended		period to
	September 30,		period	September 30,		period
	2007	2006		2007	2006
PC Security
Revenue	$6,140	$5,096	20%	$17,100	$16,438	4%
Gross profit	2,846	1,621		7,345	6,480
Gross profit %	46%	32%		43%	39%

Flash Media Readers
Revenue	$1,477	$2,300	(36)%	$3,621	$7,747	(53)%
Gross profit	601	504		1,175	1,454
Gross profit %	41%	22%		32%	19%

Total:
Revenue	$7,617	$7,396	3%	$20,721	$24,185	(14)%
Gross profit	3,447	2,125		8,520	7,934
Gross profit %	45%	29%		41%	33%
     Net revenue for the three months ended September 30, 2007 was $7.6 million, up 3% compared to $7.4 million for the same period of 2006. This increase in revenue resulted from higher sales of our PC Security products, offset by lower sales of our Flash Media Reader products. For the nine months ended September 30, 2007, net revenue was $20.7 million, down 14% from revenue of $24.2 million in the first nine months of 2006. The decrease in revenue in the nine-month period resulted primarily from lower sales of our Flash Media Reader products.
     Our PC Security product line consists of smart card readers and related chip technology that are utilized principally in security programs where smart cards are used to authenticate the identity of people in order to control access to computers, computer networks, borders, buildings and other facilities. The majority of revenue in this product line is typically tied to large security projects of governments, financial institutions or enterprises and is subject to significant variability based on the size and timing of customer orders. The timing of any new projects that may create or increase demand for smart card readers is unpredictable. In our PC Security product line, sales were $6.1 million in the third quarter of 2007, an increase of 20% from sales of $5.1 million in the third quarter of 2006. For the first nine months of 2007, sales in our PC Security business were $17.1 million, up 4% from $16.4 million for the first nine months of 2006. The increase in sales for both the third quarter and the first nine months of 2007 compared with the prior year periods was primarily due to higher sales of our smart card readers to the U.S. government, which is implementing smart card-based security programs across many federal agencies, and higher sales of our CHIPDRIVE™ reader and software packages for small and medium businesses in Europe.
     Flash Media Reader revenues consist of sales of digital media readers to provide an interface for flash memory cards, primarily for digital photography kiosks, where our products are used to download and print digital photos. Two customers have historically accounted for approximately 65% of our sales in this business segment. As a result, revenue in our Flash Media Reader product line can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders. Revenue from our Flash Media Reader product line was $1.5 million in the third quarter of 2007, a decrease of 36% from $2.3 million in the third quarter of 2006, but representing the highest quarterly revenue level in 2007 year to date. For the first nine months of 2007, sales were $3.6 million, down 53% compared with $7.7 million in the first nine months of 2006. The decrease in Flash Media Reader sales in both the third quarter and the first nine months of 2007 compared with the same periods of the prior year was primarily due to a significant reduction in orders from one of our two major customers in the second and third quarters, which we believe was primarily the result of significantly reduced demand in their end markets.
     Gross Profit. Gross profit for the third quarter of 2007 was $3.4 million, or 45% of revenue, compared to $2.1 million, or 29% of revenue in the same period of 2006.
     Gross profit for our PC Security products was 46% for the third quarter of 2007 compared with 32% for the third quarter of 2006. The increase in gross profit in the third quarter of 2007 compared with the same period of 2006 primarily resulted from a more favorable mix of higher margin products, better inventory management and product cost reductions.
     Gross profit for our Flash Media Reader products was 41% for the third quarter of 2007, compared with 22% for the third quarter of 2006. The increase in gross profit in the third quarter of 2007 compared with the same period of 2006 primarily resulted from a more favorable mix of products sold, as well as lower product costs.
     For the first nine months of 2007, total gross profit was $8.5 million, or 41% of revenue, compared with $7.9 million, or 33% of revenue for the first nine months of 2006. The improvement in gross profit margin in the first nine months of 2007 compared with the prior year is primarily due to a more favorable mix of higher margin products, better inventory management and product cost reductions in our PC Security business, offset in part by lower sales levels in both our PC Security and Flash Media Reader businesses in the second quarter of 2007. In addition, gross profit for the first nine months of 2006 was adversely impacted by approximately $0.2 million in severance costs related to the outsourcing of our Singapore manufacturing operations to contract manufacturers as well as $0.4 million of net inventory write-downs.
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
     Research and Development.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(in thousands)	2007	2006	period	2007	2006	period
Expenses	$815	$1,085	(25)%	$2,327	$3,115	(25)%
Percentage of total revenues	11%	15%		11%	13%
     Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and firmware development. For the third quarter of 2007, research and development expenses were $0.8 million, or 11% of revenue, compared with $1.1 million, or 15% of revenue in the third quarter of 2006. For the first nine months of 2007, research and development expenses were $2.3 million, or 11% of revenue, compared with $3.1 million, or 13% of revenue for the first nine months of 2006. Lower research and development expenses in the third quarter and first nine months of 2007 compared with the prior year are primarily due to a lower level of external resources used.

     Selling and Marketing.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(in thousands)	2007	2006	period	2007	2006	period
Expenses	$1,625	$2,292	(29)%	$4,802	$6,053	(21)%
Percentage of total revenues	21%	31%		23%	25%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. Selling and marketing expenses in the third quarter of 2007 were $1.6 million, or 21% of revenue, compared with $2.3 million, or 31% of revenue in the third quarter of 2006. For the first nine months of 2007, sales and marketing expenses were $4.8 million, or 23% of revenue, compared with $6.1 million, or 25% of revenue in the first nine months of 2006. We expect our sales and marketing costs will vary as we continue to align our resources to address existing and new market opportunities. For example, in the third quarter of 2007 and continuing into the fourth quarter, we have added sales resources in each region.
     General and Administrative.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(in thousands)	2007	2006	period	2007	2006	period
Expenses	$1,374	$2,208	(38)%	$5,653	$6,340	(11)%
Percentage of total revenues	18%	30%		27%	26%
     General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions and professional fees arising from legal, auditing and other consulting services. In the third quarter of 2007, general and administrative expenses were $1.4 million, or 18% of revenue, compared with $2.2 million, or 30% of revenue in the third quarter of 2006. For the first nine months of 2007, general and administrative expenses were $5.7 million, including $1.4 million in severance and other costs associated with the resignation of our former CEO, compared with $6.3 million in the first nine months of 2006. The reduction in our underlying general and administrative expenses in the third quarter and first nine months of 2007 compared with the prior year primarily related to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the transfer of local finance functions from Singapore and the U.S. to Germany at the end of 2006, offset in part by the payment of $1.4 million in severance and other costs related to our former CEO.
     Amortization of Intangibles. Amortization of intangibles was zero during the third quarter of 2007, compared with $0.2 million during the third quarter of 2006. For the first nine months of 2007 and 2006, amortization of intangibles was $0.3 million and $0.5 million, respectively. No further amounts remain to be amortized in future periods.
     Restructuring and Other Charges (Credits). We did not incur any restructuring or other charges during the first nine months of 2007. In the three months ended September 30, 2007, income of $4,000 resulted from the release of a restructuring accrual. For the three and nine months ended September 30, 2006, we recorded restructuring and other charges of $0.4 million and $1.1 million, respectively, primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate certain corporate headquarter functions in California to Germany as well as the process of outsourcing our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel were recorded in cost of revenue.
     Interest and Other Income: Interest and other income, net consists of interest earned on invested cash, other income and expense and foreign currency gains or losses. In the third quarter of both 2007 and 2006, interest income resulting from invested cash balances was $0.4 million. In the first nine months of 2007, interest income was $1.2 million, compared with interest income of $0.9 million in the first nine months of 2006.
     Foreign currency transaction losses and other expense were $0.1 in the third quarter of 2007 and $1,000 in the third quarter of 2006. Foreign currency transaction losses and other expense were $0.2 million in the first nine months of 2007 and $0.1 million in the first nine months of 2006.
     Income Taxes. In the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $32,000 and $0.1 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.

          We recorded a tax provision of $17,000 and $46,000, respectively, in the three and nine months ended September 30, 2006, primarily resulting from taxes payable in foreign jurisdictions which are not offset by operating loss carryforwards.
          Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the three and nine months ended September 30, 2007 was zero and $0.5 million, respectively. Net revenue for the DTV solutions business in the three and nine months ended September 30, 2006 was $1.9 million and $12.3 million, respectively. Operating gain for the DTV solutions business for the three and nine months ended September 30, 2007 was $45,000 and $33,000, respectively. Operating loss for the DTV solutions business for the three and nine months ended September 30, 2006 was $0.1 million and $1.3 million, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in each of the three- and nine-month periods ended September 30, 2007 and 2006. Operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million in the three and nine months ended September 30, 2007, respectively and operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million in the three and nine months ended September 30, 2006, respectively.
          In May 2007, we received an adjusted final payment of $1.6 million from Kudelski related to the sale of our DTV solutions business that resulted in a $1.5 million gain on sale of discontinued operations in the three months ended June 30, 2007 (See Note 3 to Condensed Consolidated Financial Statements). During the three and nine months ended September 30, 2007, net gain on the disposal of discontinued operations was approximately $16,000 and $1.6 million, respectively. During the three and nine months ended September 30, 2006, net gain on the disposal of discontinued operations was approximately $24,000 and $5.3 million, respectively.
          Liquidity and Capital Resources
          As of September 30, 2007, our working capital, which we have defined as current assets less current liabilities, was $33.2 million, compared to $32.0 million as of December 31, 2006, an increase of approximately $1.2 million. The rise in working capital for the first nine months of 2007 primarily reflects the decrease in current liabilities of $5.9 million, offset in part by lower cash and cash equivalents and short-term investments of $3.8 million and a $0.9 million reduction resulting primarily from the combined development of accounts receivable, inventories and other current assets.
          Cash and cash equivalents and short-term investments were $33.1 million as of September 30, 2007, a decrease of approximately $3.8 million compared to the balance of $36.9 million as of December 31, 2006.
          The following summarizes our cash flows for the nine months ended September 30, 2007 (in thousands):

Nine Months Ended
September 30,
2007
Operating cash used in continuing operations	$(5,293)
Operating cash provided by discontinued operations	697
Investing cash used	(4,315)
Financing cash flow	104
Effect of exchange rate changes on cash and cash equivalents	847

Decrease in cash and cash equivalents	(7,960)
Cash and cash equivalents at beginning of period	32,103

Cash and cash equivalents at end of period	$24,143

          During the first nine months of 2007, cash used in operating activities was $4.6 million. Net loss of $2.3 million, the cash use of approximately $2.8 million from changes in operating assets and liabilities and the cash use of approximately $0.7 million from changes in the assets and liabilities from discontinued operations were partially offset by cash flow adjustments for depreciation, amortization and stock compensation totaling $1.1 million.

     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.4 million and inventory and other purchase commitments were approximately $4.0 million at September 30, 2007.
     We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2008. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.
     Cash used in investing activities for the nine months ended September 30, 2007, was primarily for purchases of short-term investments of $16.8 million, offset by maturities of $12.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first nine months of 2007. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. We note that our current principal executive officer joined the Company on October 22, 2007 and is still in the process of reviewing for himself the design and operation of our disclosure controls and procedures. Notwithstanding the foregoing, we believe that our disclosure controls and procedures were effective as of September 30, 2007, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the third quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have a history of losses with an accumulated deficit of $192.5 million as of September 30, 2007. We may continue to incur losses in the future and may be unable to achieve or maintain profitability.
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
     We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budget or deployment schedules as they implement smart card-based programs. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photography and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 57% of revenue in the first nine months of 2007 and 53% of revenue in fiscal 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Flash Media Reader business, where two customers have historically accounted for approximately 65% of our business. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the second quarter of 2007, we experienced a significant reduction in sales of our Flash Media Reader products due to a significant reduction in orders from one of our two major customers in this business, which we believe was the result of significantly reduced demand in the customer’s end markets. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets.
     We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in e-passport programs in Europe and for authentication of personnel within various U.S. government agencies, both of which are new applications that are not yet widely implemented. If demand for products for applications such as these does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. For example, in the second quarter of 2007 we experienced lower sales of our PC Security products in Europe as a result of delays in smart card programs such as e-passport. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
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
     The exclusive use of contract manufacturing limits flexibility in our operations and requires us to exercise strong planning and management in order to ensure that our products are manufactured on schedule, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. We may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.
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
     Historically, we have sold a significant proportion of our PC Security products to the U.S. government and we anticipate that a significant portion of our future revenues will continue to come from this sector. The timing of U.S. government smart card projects is not always certain. For example, budget freezes during the second quarter of 2007 resulted in delayed orders for our smart card reader products. While the U.S. government has announced plans for several new smart card-based security projects, few have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future. As a result of shifting priorities in the federal budget and in the Department of Homeland Security, U.S. government spending may be reallocated away from IT projects, such as smart card deployments. The slowing or delay of government projects for any reason could negatively impact our sales.
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
     To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of September 11, 2007, the record date for our 2007 Annual Meeting of Stockholders, approximately two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
     We expect that a significant percentage of our shares will continue to be held by retail stockholders in Germany through German banks and brokers. As a result, it is often difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders, if we are able to do so at all. For example, because of the large pool of shares in Germany that were not voted, we had to adjourn our 2006 Annual Meeting of Stockholders from its original date of October 6, 2006, until November 3, 2006, in order to solicit enough votes to achieve quorum. This resulted in additional cost and diversion of management resources from our operations. We may not be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum in the future. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we may not be successful in obtaining such approval.
     While we were successful in achieving quorum for our November 2007 Annual Meeting of Stockholders, the failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 53% of our revenue for the first nine months of 2007 and approximately 57% of our revenue for the year ended December 31, 2006 were derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
Our key personnel and directors are critical to our business, and such key personnel may not remain with us in the future.
     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected.
     We also believe that our future success will depend in large part on our ability to attract and retain highly qualified technical and management personnel. However, competition for such personnel is intense. We may not be able to retain our key technical and management employees or to attract, assimilate or retain other highly qualified technical and management personnel in the future. If we are not able to attract and retain qualified board members, our ability to practice a high level of corporate governance could be impaired
     Likewise, as a small, dual-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 creates additional liability and exposure for directors and financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages.

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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, under SFAS No. 123(R). Share-Based Payment (“SFAS 123(R)”), as of January 1, 2006 we were required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. Adoption of SFAS 123R resulted in our recording stock option compensation expense of $0.6 million in the first nine months of 2007. See Note 2 to our consolidated financial statements attached to the Annual Report on Form 10-K for the expense disclosures under SFAS 123(R). Any other changes in accounting policies in the future may also result in significant accounting charges..
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
          From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of October 31, 2007, 15,735,615 shares of common stock were outstanding.
     As of September 30, 2007, we had approximately 0.1 million shares of common stock reserved for future issuance of stock options under our 2000 stock option plan and 1.8 million shares of common stock were reserved subject to exercise of outstanding options under our 2000 stock option plan and our now expired 1997 and director stock option plans. In addition, our Board of Directors and our stockholders have approved a new stock option plan with 1.5 million shares of common stock reserved for issuance under such plan. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
     In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults upon Senior Securities.
     None

Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting on November 9, 2007, the following matters were acted upon by the stockholders of the Company:
1.	The election of Hagen Hultzsch as a Class III director of the Company, to hold office for a three-year term or until a successor is elected and qualified;

2.	Approval of the Company’s 2007 Stock Option Plan; and

3.	Ratification of the appointment of Deloitte & Touche as independent registered public accountants of the Company for the fiscal year ending December 31, 2007.
     The number of shares of our common stock outstanding and entitled to vote at our 2007 Annual Meeting was 15,735,615 and 6,022,715 shares were represented in person or by proxy at the Annual Meeting on November 9, 2007, constituting a quorum, which is defined as one-third of shares eligible to vote. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

1. Election of Directors	Votes For	Votes Withheld
Hagen Hultzsch	5,764,401	258,314

	Votes For	Votes Against	Votes Abstained
2. Approval of 2007 Stock Option Plan	4,536,141	655,171	13,069

3. Ratification of Independent Auditors	6,005,700	11,135	5,880
Item 5. Other Information.
     None
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

Registrant SCM MICROSYSTEMS, INC.
November 13, 2007	/s/ Felix Marx
Felix Marx
Chief Executive Officer

November 13, 2007	/s/ Stephan Rohaly
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