Form 10-K
period 2007-12-31
SCM MICROSYSTEMS INC
filed 2008-03-18
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-29440

SCM MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Oskar-Messter-Strasse 13, Ismaning, Germany	85737 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $37,531,932.

At March 6, 2008, the registrant had outstanding 15,743,515 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2007 are incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2007

SCM, CHIPDRIVE, EasyTAN and SmartOS are registered trademarks of SCM Microsystems and Opening the Digital World is a trademark of SCM Microsystems. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E on Form 10-K of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” “Competition,” “Proprietary Information and Technology” and “Risk Factors” sections and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS

Description of Business

SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products in two market segments: PC Security and Digital Media Readers.

•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic identification and driver’s licenses, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities. Within the PC Security segment, we also offer a line of smart card solutions under the CHIPDRIVE® brand that include productivity applications such as time recording and attendance, physical access and password management for small and medium sized enterprises.

•	For the Digital Media Reader market, we offer digital media readers that are used to transfer digital content to and from various digital flash media. These readers are primarily used in digital photo kiosks.

We sell our products primarily to original equipment manufacturers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises and computer manufacturers, as well as banks and other financial institutions for our smart card readers; and computer electronics and photoprocessing equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide. We sell our CHIPDRIVE products primarily through retail channels and the Internet.

In May 2006, we completed the sale of our Digital Television solutions (“DTV solutions”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. In addition, our operations previously included a retail Digital Media and Video business, which we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 3 to our consolidated financial statements that are included in this Annual Report on Form 10-K.)

Overview of the Market for Secure Digital Access Products

Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet and intranets for information, entertainment and services. The proliferation of and reliance upon electronic data and electronic transactions has created an increasing need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. For government entities and large corporate enterprises, there is a need to restrict and manage access to shared networks and intranets to prevent loss of proprietary data. In addition, there is a need to manage and monitor access to information stored on identification cards used in new government-driven programs around the world, such as electronic passports, driver’s licenses, citizen ID and electronic healthcare cards. In some cases, there may also be a need to expand the capability of electronic networks to protect or restrict access to physical facilities for corporate employees or government personnel. Finally, for consumers and online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet-based or other electronic transactions without jeopardizing sensitive personal account information. In all of these areas, we believe standards-based devices that easily interface to a PC or network to provide secure, controlled access to digital content or services are an easily deployed and effective solution.

PC and Network Security Market

The proliferation of personal computers in both the home and office, combined with widespread access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including business-to-business, e-government, e-commerce and home banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. Network-based programs are also used to track and manage data about large groups of people, for example, citizens of a particular country. While the benefits of computer networks may be significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of the integrity of the transaction. Online merchants and consumers need assurance that customers are correctly identified and that the authenticity and confidentiality of information such as credit card numbers is established and maintained. Corporate, government and other networks need security systems that safeguard the data of individuals and protect the network from manipulation or abuse, both from within and without the system.

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

One example of a token used in two-factor authentication is the smart card, which contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, healthcare records, merchant coupons, still or video images and, in some cases, cash. Smart cards are typically about the size of a credit card and can easily be carried in a wallet or attached to a badge. Smaller cards designed for use with small devices such as mobile phones are also increasingly being utilized. Depending on the application for which they are being used, smart cards can be designed to insert into a reader attached to a PC or other device, or can include wireless capabilities for contactless interface. Worldwide shipments of smart cards topped 3.3 billion in 2007 and are estimated to grow to nearly 3.9 billion in 2008 for applications ranging from mobile communications to corporate security to online banking, according to the European smart card industry organization, Eurosmart. Demand for readers used in conjunction with those cards is also expected to grow. In a March 2006 report, research firm Frost & Sullivan predicts that reader shipments will grow from 6.9 million in 2004 to 33 million in 2010. We believe that the combination of smart cards and readers provides a secure solution for network access, personal identification, electronic commerce and other transactions where authentication of the user is critical.

To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card (“CAC”) program. Beginning in October 2000, the U.S. Department of Defense has distributed more than 10 million smart cards to military personnel and contractors. These cards are being used as the standard identification credential for military personnel, and are also being used for secure authentication and network access. In compliance with Homeland Security Presidential Directive (HSPD)-12, since late 2006, the CAC card also has served as a standard identity credential that is both secure and interoperable across all federal agencies, regardless of which agency issued the card. To satisfy the technical requirements of HSPD-12, the National Institute for Standards and Technology (NIST) developed Federal Information Processing Standards Publication 201 (FIPS 201) — a U.S. federal government standard specifying Personal Identity Verification (PIV) requirements for federal employees and contractors. Under FIPS 201 specifications, PIV cards must also include capabilities for contactless interface with security terminals at doorways and other entrances to provide secure physical access at government facilities.

In order to comply with HSPD-12, government facilities are replacing their existing access control credentials with PIV cards and are replacing their CAC card readers with FIPS 201 compliant smart card readers. The U.S. government’s decision to deploy an integrated, agency-wide, common smart card platform will continue to raise the awareness of smart card technology and hence increase the demand for contactless smart card proximity readers in both public and private sectors, according to IMS Research Group. A July 2007 market study from IMS Research forecasts that the American market for electronic physical access control equipment will reach $925 million in 2011, with a forecast compound annual growth rate (CAGR) of 8.3%. One of the key trends driving this growth is the replacement of 125 kHz proximity readers with 13.56MHz smart card readers. This trend is set to accelerate over the next two years following the introduction of the government mandate HSPD-12.

The U.S. government is actively driving the use of smart cards outside the boundaries of the U.S. as well, with the request in 2002 to 27 visa waiver countries to develop electronic passports that will include biometric data to authenticate the holder. Under the auspices of the International Civil Aviation Organization (ICAO), several countries have been working together to define and develop standards for e-passports based on contactless smart card technology. The goal of the program is to ensure that these e-passports cannot be copied or altered, and that the biometric facial image stored on the card could be used to positively identify the holder. All of the 27 visa waiver countries now issue electronic passports and many countries worldwide have introduced the new documents, including Australia, Belgium, Canada, China, Denmark, Hong Kong, Japan, Korea, Macao, Malaysia, the Netherlands, Singapore, Sweden, the United Kingdom and the U.S.

In many countries, both local and federal governments are beginning to use smart card technology for internal programs, such as new or enhanced national ID cards, storing digital certificates for online transactions, residency permits and visas, and driver’s licenses. Some examples of programs include national ID rollouts in Thailand and China and deployment of electronic driver’s licenses in Japan. According to IMS Research Group, more than one billion smart cards will be used in identity programs by governments and other public bodies worldwide by 2010.

In addition, many governments are also evaluating or making plans to develop electronic healthcare record systems, which would include smart card-based healthcare cards for participants. Mexico, China, Taiwan and Russia, as well as several European countries, including Austria, Belgium, France, Germany, Italy, Poland and Turkey, are among the countries and regions that have already deployed or are deploying electronic healthcare cards to millions of healthcare users. These cards identify the user and store insurance and medical information that can be accessed by doctors and hospitals, for example. To date, one of the largest programs actively underway is in Germany, where pilot tests were set up in 2007. The German government plans to distribute 82 million new eHealth cards to citizens beginning in late 2008 and to have in place a corresponding network and card reader infrastructure for doctors, hospitals, pharmacies and other healthcare providers by 2009.

Outside the government sector, many corporate enterprises are adopting smart card technology to protect access to buildings and computer networks. Several smart card-based employee identification programs have already been put in place by companies such as Boeing, Chevron, Hitachi, Microsoft, Nissan, NTT Corporation, Pfizer, Royal Dutch/Shell Group and Sun Microsystems.

In the financial industry, major credit card companies in many parts of the world have embraced smart card technology as a more secure way to safeguard transactions and eliminate fraud, the cost of which can be significant. The majority of credit cards issued worldwide now comply with the Europay Mastercard Visa (EMV) standard for securing financial transactions using a smart card. Over the last two years, electronic payment programs featuring cards equipped with contactless technology, such as such as Visa® payWavetm and MasterCard® PayPasstm, have become widespread in Europe and Asia and are expected to generate significant demand worldwide for smart cards and related technology going forward. Integration of contactless payment technology into mobile phones is expected to further spur demand for contactless technology over the next several years.

Our PC Security Products

We offer a full range of smart card reader technology solutions to address the need for smart card-based security for a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our products include smart card readers, application specific integrated circuits, or ASICs, and small office productivity packages based on smart cards. We sell our readers and ASICs primarily to PC original equipment manufacturers, or OEMs, smart card solutions providers and government systems integrators to support specific security programs, such as secure logon for employees, secure home banking or U.S. government PIVs program; as well as to OEMs that incorporate our products into their devices, such as PCs or keyboards. We sell our CHIPDRIVE small office productivity packages primarily to end users via retail channels and the Internet.

Smart Card Readers.  We are one of the world’s leading suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of, or authenticate, the user, and thus control access. Much like a lock works with a key, our readers work with a smart card to admit or deny access to a computer or network, or to authenticate the card holder for identification and access to facilities, programs or services. Our readers are used to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon; personnel identification for programs such as healthcare delivery, driver’s licenses and electronic passports; secure home banking; digital signatures; and secure e-commerce.

Our products employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software embedded in our products that enable our smart card readers and components to read the majority of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), wireless/contactless, keypad, USB, PCMCIA, ExpressCard® and serial port, and offer various combinations of interfaces integrated into one device in order to further increase the level of security.

To address the varied needs of our customers, we offer an array of smart card readers. These include readers designed for various platforms, such as desktop and notebook computers; readers for contactless interface; as well as readers offering incremental levels of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our smart card reader product line includes:

•	Secure Card Readers — internal or external card readers requiring only a smart card to provide secure authentication;

•	Secure PINpad Readers — external readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user;

•	Contactless Readers and Dual Interface Readers — internal and external readers that address the demand for contactless interface used in many security programs based on smart cards, for example public transport, e-banking and e-passport personalization and verification;

•	Physical Access Control Terminal (PACT) — designed to address the requirements of the U.S. government for secure access to facilities. The PACT terminal combines new technologies such as contactless and biometric interface with existing control systems as well as CAC and newer PIV credential cards, to provide support for new connectivity options going forward;

•	eHealth terminal — specifically designed to meet the requirements of the German Health Card, to support Germany’s intended rollout of healthcare cards to 82 million citizens. The eHealth100 terminal reads and operates both with Germany’s current memory card-based health card as well as the new chip-based card, and is compliant for use with three different card types: the electronic health card (eGK), the health professional card (HPC), and the Secure Module Cards (SMC) used for secure data communication;

•	ePassport readers — designed to read all electronic passports currently in use or planned for distribution. Ranked among the highest in interoperability and versatility in international interoperability tests. We offer both complete ePassport readers and ePassport modules that can be incorporated into customer terminals and designs;

•	Mobile Readers — unconnected devices that enable secure network access and user authentication by generating one-time passwords; and

•	Keyboard Readers — reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer.

Our smart card readers are developed in compliance with relevant industry standards related to the applications for which they will be used, including PC/SC, EMV, FINREAD and Common Criteria. For example, many of our readers, including the SCRx31 Secure Card Reader line, conform to EMV international standards for financial transactions. We typically customize our smart card readers with unique casing designs and configurations to address the specific requirements of each customer.

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

CHIPDRIVE Productivity Solutions.  We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium sized businesses. These products support applications such as smart card-enabled logon to Microsoft® Windows® and smart card-based, secure electronic time recording.

Digital Media Reader Market

Digital cameras have rapidly saturated the consumer market over the last few years, with 80% of U.S. households predicted to own a digital camera by 2010, according to Gartner Group. Camera phones have also gained rapid popularity, with the result that 15% of consumers declare their phones to be their primary picture taking device, according to an October 2007 survey from InfoTrends. InfoTrends estimates that U.S. output of digital photo prints will grow from 13.2 billion prints in 2005 to 16 billion by 2009. Digital flash media cards, which store digital images on the majority of digital cameras and some camera phones, are the key driver behind digital print growth. Higher capacity memory cards allow digital camera users to take more pictures before having to download images or swap out the card. As card capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which already may be insufficient for many camera owners. To print without draining the camera battery, the digital flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images.

Retail photo kiosks and minilabs, which give instant, high-quality printouts of digital images, make printing photos more convenient for the consumer and typically provide higher quality prints than home printers. According to a December 2007 survey conducted by InfoTrends, 49% of digital camera owners who print photos had obtained prints at a retail location in 2007, and the number is expected to grow. As flash memory card capacities increase and digital cameras continue to proliferate, we believe consumers will increasingly use photo kiosks and minilabs to download and print their digital pictures. Each photo kiosk or minilab requires a variety of media card readers to download images from the various media cards in use in digital cameras on the market.

Our Digital Media Reader Products

We offer digital media readers that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our digital media readers primarily to photo kiosk manufacturers. Our digital media readers allow photo kiosk makers and others to build digital flash media interface capabilities into their products and provide interface capabilities for all major memory card formats, including PCMCIA I and II, CompactFlash® I and II, MultiMediaCardtm, Secure Digital Card®, SmartMediatm, Sony Memory Stick® and xD-Picture Cardtm. Our digital media readers leverage our interface chips to enable each reader slot to read multiple types of cards. Our digital media reader product line includes:

•	Preconfigured Drives — our 3.5 inch 5- and 6-bay drives provide plug-and-play interface for photo kiosks and mini labs. Marketed as Professional Card Drive (PCD) or Modular (gMOD and PCD-zMOD) readers, these drives are designed to support heavy commercial usage and support multiple media card formats in either an integrated or a modular form factor.

•	Single Board Drives — our single board drives provide flexible interface solutions for print kiosks, photo labs and other applications requiring digital flash media interface. Single board drives can be configured using any combination of media interface and drive placement to address the specific requirements of each kiosk or other product environment.

Business Segment Financial Information

See Note 11 to our consolidated financial statements that are included in this Annual Report on Form 10-K for financial information regarding revenue and gross margin for our reported business segments through 2007. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for historical financial information, including revenue and gross margin.

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

Silicon Strategy.  We have implemented a number of our core interface and processing technologies into our own silicon chips. We have also selected what we believe are the best available silicon from outside suppliers based on desired functionality and have embedded our core interface and processing technologies in order to meet time-to-market requirements. We expect to continue to maintain a balance between our own silicon and using third party devices.

Firmware and Drivers.  For our PC Security products, including contact and contactless readers, we have developed interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers and with many different operating systems. Our interoperable architecture includes an International Standards Organization, or ISO, compliant layer as well as an additional layer for supporting non-ISO compliant smart cards. Through our proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Digital Media Reader products, we have developed interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash memory cards. For complex terminals for electronic healthcare and other markets, we have chosen to use Linux®-based embedded firmware, which helps to provide us the base layers for writing higher levels of application software. All SCM’s products are offered with the necessary device drivers for major operating systems, including Microsoft Windows, Windows Vistatm, Linux and MAC OS®.

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

Customers

Our products are targeted at government contractors and systems integrators, as well as manufacturers of computers, computer components, consumer electronics and photo processing equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top ten customers accounted for approximately 61% of revenue in 2007, 53% of revenue in 2006 and 54% of revenue in 2005. In 2007, Envoy Data Corporation accounted for more than 10% of our revenue. In 2006, Solectron accounted for more than 10% of our revenue. In 2005, IBM and Shin Shin Co. Ltd. each accounted for more than 10% of our revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators, resellers and Internet sales. As of December 31, 2007, we had 28 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs, and we participate in trade shows.

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

NETC@RDS.  We are a member of the NETC@RDS initiative, which is devoted to establishing improved health care access and administration procedures for mobile citizens across the European Union (EU), using the electronic European Health Insurance Card. We are a technology provider to the NETC@RDS project and have participated in market validation tests which included 85 pilot sites in 10 EU member states.

NFC Forum.  We are a principal member of the NFC Forum, a non-profit industry association whose mission is to advance the use of Near Field Communication (NFC) technology by developing specifications, ensuring interoperability among devices and services, and educating the market about NFC technology. NFC is a type of radio frequency technology that allows for secure transference of data between a card and reader over distances of not more than a few inches, and is an important technology for contactless payment applications. The NFC Forum consists of 135+ global member companies, including leading mobile communications, semiconductor and consumer electronics firms. NFC Forum members are currently developing specifications for a modular NFC device architecture, protocols for interoperable data exchange and device-independent service delivery, device discovery, and device capability.

PCMCIA.  We are a member of the Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs.

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

Smart Card Alliance.  We are a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also a member of Smart Card Alliance’s Leadership Council.

Teletrust.  We are a member of Teletrust, a German organization whose goal is to provide a legally accepted means to adopt digital signatures. Digital signatures are encrypted personal identifiers, typically stored on a secure smart card, which allow for a high level of security through internationally accepted authentication methods. We are also a member of the smart card terminal committee of Teletrust, which defines the standards for connecting smart cards to computers for applications such as secure electronic commerce over the Internet.

We are also members of several digital flash media card organizations, including CompactFlash Association, Memory Stick Developers Forum, MultiMediaCard Association, SD Card Association, SSFDC SmartMedia Forum, xD-Picture Card Forum, Photo Marketing Association International and USB Implementers Forum.

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

Our research and development expenses were approximately $3.1 million, $3.8 million and $4.1 million for the three years ended December 31, 2007, respectively. As of December 31, 2007, we had 83 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our research and development activities occur in India. We expect our research and development expenses to vary based on future project demands and on the markets we target. We expect to add research and development resources in 2008 to enhance our product offerings.

Manufacturing and Sources of Supply

We utilize the services of contract manufacturers primarily in Singapore to manufacture our products and components. We have implemented a global sourcing strategy that we believe enables us to achieve economies of scale and uniform quality standards for our products, and to support gross margins. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for these components. In addition, we work with our suppliers to improve process control and product design. As of December 31, 2007, we had nine full-time employees engaged in manufacturing and logistics activities, focused on coordinating product management and supply chain activities between SCM and our contract manufacturers.

Over the past several months, we have added alternative sources for both our products and components. Even so, we rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of two suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from one supplier in our contactless smart card readers. Wherever possible, we have added additional sources of supply for mechanical components such as printed circuit boards or casing. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. In addition, some of the basic components we use in our products, such as digital flash media, may at any time be in great demand. This can result in the components not being available to us timely or at all, particularly if larger companies have ordered more significant volumes of the components; or in higher prices being charged for the components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

The PC Security and Digital Media Reader markets are competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of anticipated increased demand for digital access products. We currently experience competition from a number of sources, including:

•	Advanced Card Systems, Gemalto (formerly Gemplus and Axalto), O2Micro and OmniKey in smart card readers, ASICs and universal smart card reader interfaces for PC and network access;

•	AMAG Technology, Bioscrypt, BridgePoint Systems, HID, Integrated Engineering, Precise Biometrics, XceedID and XTec in physical access control terminals; and

•	Atech, Datafab, OnSpec and YE Data for digital media readers.

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

In addition, we have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grow, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, or require us to redesign our products, accept product returns or to write off inventory. Any of these events could have a material adverse effect on our business and operating results.

Employees

As of December 31, 2007, we had 153 full-time employees, of which 83 were engaged in engineering, research and development; 28 were engaged in sales and marketing; nine were engaged in manufacturing and logistics; and 33 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations

Our corporate headquarters are in Ismaning, Germany and we lease small sales and marketing facilities in California and in Japan. We conduct our research and development activities from our facility in Chennai, India.

Please see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K which are included in response to Item 8, for financial information about geographic areas in which we have operations.

Availability of SEC Filings

We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC). Our Internet address is www.scmmicro.com. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described in the following risk factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

We have incurred operating losses and may not achieve profitability.

We have a history of losses with an accumulated deficit of $192.1 million as of December 31, 2007. In the future, we may not be able to achieve expected results, we may continue to incur losses and we may be unable to achieve or maintain profitability.

Our quarterly and annual operating results will likely fluctuate.

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders, or the loss of a significant customer;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	the absence of significant backlog in our business;

•	our inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments.

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

We do not typically maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Historically, many of our customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. This trend makes predicting revenues difficult. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 61% of revenue in 2007, 53% of revenue in 2006 and 54% of revenue in 2005. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media Reader business, where approximately two thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first half of 2007, we experienced a significant reduction in sales of our Digital Media Reader products due to the loss of a major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of emerging applications in our target markets.

We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, citizen ID and e-passport, which are applications that are not yet widely implemented. Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. For example, in the second quarter of 2007, we experienced lower sales of our PC Security products in Europe in part as a result of delays in the timing of orders for several smart card programs. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

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

The use of contract manufacturing requires us to exercise strong planning and management in order to ensure that our products are manufactured on schedule, to correct specifications and to a high standard of quality. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers. We may be unable to identify or qualify new contract manufacturers in a timely manner or at all or with reasonable terms and these new manufacturers may not allocate sufficient capacity to us in order to meet our requirements. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.

We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand.

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of two suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from one supplier in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as digital flash media, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.

The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.

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

A significant portion of our PC Security business is dependent upon sales for government programs, which are impacted by uncertainty of timelines and budgetary allocations, as well as by delays in developing standards for information technology (“IT”) projects and in coordinating all aspects of large smart card-based security programs.

Historically, we have sold a significant proportion of our PC Security products to the U.S. government and we anticipate that a significant portion of our future revenues will continue to come from the government sector, both in the U.S. and internationally. In addition, we have spent significant resources developing eHealth100 smart card terminals for the German government’s electronic healthcard program. The timing of government smart card programs is not always certain and delays in program implementation are common. For example, budget freezes by the U.S. government during the second quarter of 2007 contributed to delayed orders for our smart card reader products. There have also been delays in implementing the German eHealth program. While the U.S. government has announced plans for several new smart card-based security projects, few have yet reached a stage of sustained high volume card or reader deployment, in part due to delays in reaching agreement on specifications for a new federally mandated set of identity credentials. In addition, government expenditures on IT projects have varied in the past and we expect them to vary in the future, for example, due to shifting priorities in the U.S. federal budget and in the Department of Homeland Security. In Germany, the government has stated that it plans to distribute new electronic health cards to its citizens beginning in late 2008 and to have in place a corresponding network and card reader infrastructure by 2009; however, the actual timing of equipment and card deployments in the German eHealth program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.

We may choose to take back unsold inventory from our customers.

While we believe this situation is unlikely, if demand is less than anticipated, customers may ask that we accept returned products that they do not believe they can sell. We do not have a policy relating to product returns; however, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. If we were to accept product returns, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

Changes in tax laws or the interpretation thereof, adverse tax audits and other tax matters may adversely affect our future results.

A number of factors may impact our tax position, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any of these factors could make it more difficult for us to project or achieve expected tax results. An increase or decrease in our tax liabilities due to these or other factors could adversely affect our financial results in future periods.

Large stock holdings outside the U.S. make it difficult for us to achieve quorum at stockholder meetings and this could restrict, delay or prevent our ability to implement future corporate actions, as well as have other effects, such as the delisting of our stock from the NASDAQ Stock Market.

To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of September 11, 2007, the record date for our 2007 Annual Meeting of Stockholders, approximately two-thirds of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and business customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.

As a result, it is often difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders, and we may not be successful in obtaining proxies from a sufficient number of our stockholders to constitute a quorum in the future. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we may not be successful in obtaining such approval. The failure to hold an annual meeting of stockholders may result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.

We have global operations, which require significant financial, managerial and administrative resources.

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Germany, India, Japan and the United States. We also must manage contract manufacturers in Singapore and elsewhere. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels.

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

In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 49% of our revenue for the year ended December 31, 2007 and approximately 57% of our revenue for the year ended December 31, 2006 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

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

Fluctuations in the valuation of foreign currencies could impact costs and/or revenues we disclose in U.S. dollars, and could result in foreign currency losses.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. For example, when a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

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

A component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services; and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We may not be successful with any such acquisition.

Our business strategy also contemplates divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third-party claims arising out of such divestiture or disposition. In addition, we may not achieve the expected price in a divestiture transaction. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.

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

We face costs and risks associated with maintaining effective internal controls over financial reporting, and if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us could be materially affected.

Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act during and after 2007. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. We have found a material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results and investigation by regulatory authorities. If we fail to achieve and maintain adequate internal controls the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

In addition, all internal control systems, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of control can provide absolute assurance, that all control issues and instances of fraud, if any, within the Company have been or will be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in our markets grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third-party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us or our third-party manufacturers to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

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

Provisions in our agreements, charter documents, Delaware law and our rights plan may delay or prevent the acquisition of SCM by another company, which could decrease the value of your shares.

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

These provisions will apply even if the offer were to be considered adequate by some of our stockholders. Because these provisions may be deemed to discourage a change of control, they may delay or prevent the acquisition of our company, which could decrease the value of our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of March 6, 2008, 15,743,515 shares of common stock were outstanding.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of December 31, 2007, an aggregate of approximately 3.4 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.9 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are in Ismaning, Germany, where we lease approximately 36,000 square feet pursuant to a lease agreement that expires November 15, 2008. We are currently in negotiation to extend the lease agreement. We also lease small sales and marketing facilities in California and in Japan. In California, we lease approximately 6,200 square feet pursuant to a lease agreement that expires September 30, 2008 and in Japan, we lease approximately 1,400 square feet pursuant to a lease agreement that expires October 31, 2008. We own a research and development facility of approximately 17,600 square feet in Chennai, India. We consider these properties as adequate for our business needs.

We also lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at the Guilford facility and we are currently attempting to sublease the unused space. We leased premises of approximately 11,200 square feet in the U.K. where the lease term expires September 2016. During 2003, we discontinued operations in the U.K. We had subleased the premises for a part of the remaining leasing period to an unrelated business.

ITEM 3.	LEGAL PROCEEDINGS

We have no current items under legal proceedings.

In December 2005, a complaint was filed in France against SCM Microsystems GmbH (“SCM GmbH”), one of the Company’s wholly-owned subsidiaries, by Aston France S.A.S., alleging participation by SCM GmbH in the counterfeiting of Aston’s conditional access modules. Aston was one of SCM GmbH’s Digital Television customers until November 2002, when SCM GmbH entered into a settlement agreement (the “2002 Settlement”) with Aston that included SCM GmbH’s agreement to cancel binding orders made by Aston and the return by Aston of unsold inventory to SCM GmbH. In April 2005, SCM GmbH entered into an agreement with Aston whereby Aston agreed to (i) seek a refund from the French government for approximately $4.7 million in value added taxes that SCM GmbH paid to the French government with respect to products that Aston purchased from SCM GmbH prior to November 2002 and (ii) remit the refunded amount to SCM GmbH. On October 13, 2005 the French government refunded approximately $4.7 million (the “VAT Refund”) to Aston, but Aston did not remit such amount to SCM GmbH. In its complaint filed in France, Aston claimed damages in the amount of EUR 57 million. Further, in November 2005 Aston obtained a preliminary injunction in France to block a payment obligation by Aston to SCM GmbH of the VAT Refund. On February 2, 2006, SCM GmbH filed a counterclaim against Aston in Germany alleging damages in the amount of approximately EUR 11.5 million resulting from Aston’s fraudulent misrepresentation and breach of contract in connection with the 2002 Settlement. On June 6, 2006, following a court decision in favor of SCM GmbH, Aston paid to SCM GmbH the full amount of the VAT Refund, which after conversion into U.S. Dollars amounted to $5.0 million. Effective January 22, 2007, all disputes between and among the parties were settled and withdrawn, with no further payment between the parties, apart from reimbursement in a nominal amount from SCM GmbH to Aston of court awarded legal fees previously paid by Aston to SCM GmbH.

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

For information related to matters submitted to a vote of our security holders at our annual meeting held on November 9, 2007, please see Part II, Item 4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “SCMM” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “SMY.” According to data available at March 4, 2008, we estimate we had approximately 10,670 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	Nasdaq
	National Market		Prime Standard (Quoted in Euros)
	High	Low	High	Low

Fiscal 2007:
First Quarter	$4.34	$2.97	€3.35	€2.30
Second Quarter	$4.42	$2.90	€3.25	€2.23
Third Quarter	$3.32	$2.63	€2.28	€1.95
Fourth Quarter	$3.74	$2.85	€2.56	€2.05
Fiscal 2006:
First Quarter	$3.86	$2.91	€3.22	€2.48
Second Quarter	$3.90	$2.91	€3.10	€2.26
Third Quarter	$3.41	$2.79	€2.64	€2.24
Fourth Quarter	$3.71	$2.98	€2.80	€2.27

We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 and incorporated by reference to our 2008 Proxy Statement.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2002, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2002 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $4.25 per share, the closing price on December 31, 2002.

Our historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SCM Microsystems, Inc., The NASDAQ Composite Index
and The RDG Technology Composite Index

Measurement Period
(Fiscal Year Covered)	SCM Microsystems	NASDAQ Composite	RDG Technology
Dec-02	100	100	100
Dec-03	182	150	150
Dec-04	115	165	154
Dec-05	80	168	159
Dec-06	73	188	174
Dec-07	79	205	201

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the sale of our DTV solutions business in fiscal 2006 and the sale of our retail Digital Media and Video business in fiscal 2003, with both businesses treated as discontinued operations.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$30,435	$33,613	$27,936	$30,030	$31,147
Cost of revenue	17,781	21,756	17,106	17,724	18,643

Gross profit	12,654	11,857	10,830	12,306	12,504

Operating expenses:
Research and development	3,123	3,767	4,081	4,807	3,958
Selling and marketing	6,603	7,498	7,040	8,560	7,943
General and administrative	7,132	7,548	9,198	9,021	11,018
Amortization of intangibles	272	666	673	1,078	1,129
Impairment of goodwill and intangibles	—	—	—	388	—
Restructuring and other charges (credits)	(4)	1,120	319	607	3,283

Total operating expenses	17,126	20,599	21,311	24,461	27,331

Loss from operations	(4,472)	(8,742)	(10,481)	(12,155)	(14,827)
Loss from investments	—	—	—	—	(240)
Interest income	1,639	1,350	745	806	813
Foreign currency gains (losses) and other income (expense)	(346)	(225)	1,731	(1,675)	2,643

Loss from continuing operations before income taxes	(3,179)	(7,617)	(8,005)	(13,024)	(11,611)
Benefit (provision) for income taxes	(113)	(73)	(150)	173	2,013

Loss from continuing operations	(3,292)	(7,690)	(8,155)	(12,851)	(9,598)
Gain (loss) from discontinued operations, net of income taxes	(215)	3,508	(2,109)	(6242)	(13,476)
Gain (loss) on sale of discontinued operations, net of income taxes	1,586	5,224	(2,171)	430	(15,102)

Net income (loss)	$(1,921)	$1,042	$(12,435)	$(18,663)	$(38,176)

Basic and diluted loss per share from continuing operations	$(0.21)	$(0.49)	$(0.53)	$(0.83)	$(0.63)
Basic and diluted income (loss) per share from discontinued operations	$0.09	$0.56	$(0.27)	$(0.38)	$(1.86)
Basic and diluted net income (loss) per share	$(0.12)	$0.07	$(0.80)	$(1.21)	$(2.49)
Shares used to compute basic and diluted income (loss) per share	15,725	15,638	15,532	15,402	15,317

	December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,444	$36,902	$32,440	$46,153	$55,038
Working capital(1)	34,027	31,967	27,371	39,161	50,700
Total assets	48,564	51,355	52,734	73,307	96,442
Total stockholders’ equity	37,039	35,318	32,617	46,829	63,424

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

SCM Microsystems designs, develops and sells hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: PC Security and Digital Media Readers. Our products are sold primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; and computer and photo processing equipment manufacturers for our digital media readers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

During 2007 and in early 2008, we restructured and strengthened our management team with key executive hires and promotions. Felix Marx joined as Chief Executive Officer in October 2007; Sour Chhor joined as Executive Vice President, Strategy, Marketing and Engineering in February 2008; and Manfred Mueller was promoted to Executive Vice President, Strategic Sales and Business Development in March 2008. We believe our new executives and the new structure of our executive team strengthens our ability to anticipate and respond to market trends in our industry.

During 2007, we continued to operate our business based on the reduced expense levels we achieved in the fourth quarter of 2006. We had taken several actions during 2006 to lower operating expenses, including outsourcing our manufacturing, moving our corporate financial and compliance functions from the U.S. to Germany, consolidating offices and reducing headcount. During 2006, we also put in place product cost reduction programs that have resulted in ongoing product margin improvements from the fourth quarter of 2006 through 2007. As a result of our lower cost and expense structure, we narrowed operating and net losses during 2007, and realized an operating and net profit in the fourth quarter of 2007.

We have adopted a strategy to grow revenue that is based on introducing new PC Security and Digital Media Reader products to address new market opportunities. During 2006, we experienced increased demand for our smart card readers, primarily from the government sector, where we began to provide readers for new and emerging programs such as e-passports and national ID cards. During 2007, demand remained stable at these higher levels in three of our four quarters, but order delays across our business caused our revenue to be below such levels in the second quarter of 2007. In both our PC Security and Digital Media Reader businesses, pricing pressure has continued over the last several quarters. In the third and fourth quarters of 2007, we added sales resources in Europe, Japan, the U.S. and Latin America to increase our ability to capture available business.

In our continuing operations, we may experience significant variations in demand for our products from quarter to quarter. This is particularly true for our PC Security products, many of which are targeted at new smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Sales of our Digital Media Reader products are less subject to this variability based on market or project demands; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another.

In May 2006, we completed the sale of our DTV solutions business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as discontinued operations, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. (See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.)

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. For further discussion, see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At December 31, 2007, we have recorded valuation allowances against all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. After evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows, we do not expect a material impact from its adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. After evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations and cash flows, we do not expect a material impact from its adoption.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2007, we did not have any minority interests.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	58.4	64.7	61.2

Gross profit	41.6	35.3	38.8

Operating expenses:
Research and development	10.3	11.2	14.6
Selling and marketing	21.7	22.3	25.2
General and administrative	23.4	22.5	32.9
Amortization of intangibles	0.9	2.0	2.4
Impairment of goodwill and intangibles	—	—	—
Restructuring and other charges (credits)	(0.0)	3.3	1.1

Total operating expenses	56.3	61.3	76.3

Loss from operations	(14.7)	(26.0)	(37.5)
Interest income	5.4	4.0	2.7
Foreign currency gains (losses) and other income (expense)	(1.1)	(0.7)	6.2

Loss from continuing operations before income taxes	(10.4)	(22.7)	(28.7)
Provision for income taxes	(0.4)	(0.2)	(0.5)

Loss from continuing operations	(10.8)	(22.9)	(29.2)
Gain (loss) from discontinued operations, net of income taxes	(0.7)	10.4	(7.5)
Gain (loss) on sale of discontinued operations, net of income taxes	5.2	15.5	(7.8)

Net income (loss)	(6.3)%	3.1%	(44.5)%

We sell our secure digital access products into two market segments: PC Security and Digital Media Readers.

•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic identification and drivers’ license, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities. Within the PC Security segment, we also offer a line of smart card solutions under the CHIPDRIVE® brand that include productivity applications such as time recording and attendance, physical access and password management for small and medium sized enterprises.

•	For the Digital Media Reader market, we offer digital media readers that are used to transfer digital content to and from various digital flash media. These readers are primarily used in digital photo kiosks.

Revenue

The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2007, 2006 and 2005:

		% Change		% Change
	Fiscal	2006	Fiscal	2005	Fiscal
	2007	to 2007	2006	to 2006	2005
	(In thousands)

PC Security
Revenues	$24,427	3%	$23,745	36%	$17,415
Percentage of total revenues	80%		71%		62%
Digital Media Readers
Revenues	$6,008	(39)%	$9,868	(6)%	$10,521
Percentage of total revenues	20%		29%		38%

Total revenues	$30,435	(9)%	$33,613	20%	$27,936

Fiscal 2007 Revenue Compared with Fiscal 2006 Revenue

Revenue for the year ended December 31, 2007 was $30.4 million, a decrease of 9% from $33.6 million in 2006. This decrease was due primarily to a 39% decline in sales of our Digital Media Reader products, primarily due to the loss of a major customer at the beginning of 2007, offset in part by a 3% increase in sales of our PC Security products. Sales of our PCS Security products accounted for 80% of total revenue in 2007 and sales of Digital Media Reader products accounted for 20% of revenue.

PC Security product revenue was $24.4 million in 2007, an increase of 3% from $23.7 million in 2006. Our PC Security product line principally consists of smart card readers and related chip technology that are primarily used in large security programs where smart cards are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises. The majority of revenue in our PC Security business segment is tied to government, financial or enterprise programs and is subject to significant variability based on the size and timing of customer orders. In 2007, the composition of sales of our PC Security products remained very similar to the prior year, except that within Europe, we had less revenue from the various government and other security programs that comprise the majority of our European sales, while our CHIPDRIVE products contributed a more significant amount of revenue. Sales of readers for U.S. government projects to comply with Homeland Security Presidential Directive-12 and other federal mandates comprised the largest percentage of total PC Security sales; followed by sales of readers for electronic identification and other programs in Europe; sales of readers for enterprise security programs in Asia; and sales of our CHIPDRIVE software and readers.

Revenue from our Digital Media Reader product line was $6.0 million in 2007, a decrease of 39% from $9.9 million in 2006. Our Digital Media Reader product line consists of digital media readers and related ASIC technology used to provide an interface for flash memory cards, primarily embedded in digital photography kiosks, where the readers are used to download and print digital photos. Two to three customers historically have accounted for approximately two-thirds of sales in this business segment. As a result, revenue in our Digital Media Reader product line can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders. The revenue decrease in 2007 was primarily due to the loss of a major customer at the beginning of the year. Sales to another major customer increased significantly in the second half of the year, however, this was not sufficient to offset the decrease in sales in the first half of the year.

Fiscal 2006 Revenue Compared with Fiscal 2005 Revenue

Revenue for the year ended December 31, 2006 was $33.6 million, an increase of 20% from $27.9 million in 2005. This increase was driven by higher demand for our PC Security products, offset by a slight decrease in sales of Digital Media Reader products. Sales of our PC Security products accounted for 71% and sales of our Digital Media Reader products accounted for 29% of total revenue in 2006.

Sales of our PC Security products increased 36% to $23.7 million in 2006, compared with $17.4 million in 2005. In 2006, higher revenue levels were primarily the result of higher sales of smart card readers in the United States for U.S. government security projects as well as growth in demand for our products in Europe primarily related to e-passport projects.

Revenue from our Digital Media Reader product line decreased 6% from $10.5 million in 2005 to $9.9 million in 2006. The revenue decrease in 2006 was primarily due to a reduction in the price we were able to charge the primary customer for one of our digital media reader products, as the customer had decided they did not need the advanced functionality provided by components we previously had used in the readers. We therefore began to use simpler and less expensive components and thus the price of the product was lowered.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2007, 2006 and 2005:

		% Change		% Change
	Fiscal	2006	Fiscal	2005	Fiscal
	2007	to 2007	2006	to 2006	2005
	(In thousands)

PC Security
Revenues	$24,427		$23,745		$17,415
Gross profit	10,472	8%	9,725	59%	6,120
Gross profit%	43%		41%		35%
Digital Media Readers
Revenues	$6,008		$9,868		$10,521
Gross profit	2,182	2%	2,132	(55)%	4,710
Gross profit%	36%		22%		45%

Total:
Revenues	$30,435		$33,613		$27,936
Gross profit	12,654	7%	11,857	9%	10,830
Gross profit%	42%		35%		39%

Gross profit for 2007 was $12.7 million, or 42% of revenue. During 2007, gross profit was impacted by a favorable mix of products sold, better inventory management and product cost reductions, particularly in our PC Security business. Offsetting these positive factors were low sales levels of Digital Media Reader products in the first half of the year and low sales levels of PC Security products in the second quarter of 2007 as well as continued pricing pressure over the last several quarters. By product segment, gross profit for our PC Security products was 43% and gross profit for our Digital Media Reader products was 36% in 2007.

Gross profit for 2006 was $11.9 million, or 35% of revenue. During 2006, gross profit for our PC Security products was impacted by increased pricing pressure, offset by the effect of a more favorable product mix as we increased the number of contactless readers sold, particularly for e-passport applications. During the fourth quarter of 2006, we experienced an increase in gross profit in our PC Security business primarily due to better inventory management and cost reduction programs established earlier in the year. In our Digital Media Reader business, gross profit was impacted by pricing pressure, as well as by an increasing proportion of lower margin products sold.

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

Operating Expenses

Research and Development

		% Change		% Change
	Fiscal	2006	Fiscal	2005	Fiscal
	2007	to 2007	2006	to 2006	2005
	(In thousands)

Expenses	$3,123	(17)%	$3,767	(8)%	$4,081
Percentage of revenue	10%		11%		15%

Research and development expenses consist primarily of employee compensation and fees for the development of prototype products. Research and development costs are primarily related to hardware and firmware development.

We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. In 2007 and 2006, we focused primarily on the development of smart card reader technology for the German e-healthcard program, electronic ID applications and the global e-passport market. Research and development expenses were $3.1 million in 2007, or 10% of revenue, compared with $3.8 million in 2006, or 11% of revenue, a decrease of 17%. This decrease was primarily due to a lower level of external resources used.

Research and development expenses in 2006 decreased 8% from $4.1 million in 2005, or 15% of revenue, primarily as a result of lower level of external resources used.

We expect our research and development expenses to vary based on future project demands and on the markets we target. We expect to add research and development resources in 2008 to enhance our product offerings.

Selling and Marketing

		% Change		% Change
	Fiscal	2006	Fiscal	2005	Fiscal
	2007	to 2007	2006	to 2006	2005
	(In thousands)

Expenses	$6,603	(12)%	$7,498	7%	$7,040
Percentage of revenue	22%		22%		25%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. In 2007 and 2006, these opportunities included electronic ID applications, the early stages of the e-healthcard program in Germany and e-passport. Selling and marketing expenses were $6.6 million in 2007, or 22% of revenue, compared with $7.5 million in 2006, or 22% of revenue, a decrease of 12%. The decrease was primarily due to a reduction in sales personnel and activities as a result of restructuring activities at the end of 2006.

In 2006, sales and marketing expenses increased 7% from $7.0 million in 2005, which represented 25% of revenue. The increase primarily consisted of $0.3 million in severance costs related to the consolidation and closure of facilities in the third quarter of 2006, as part of the Company’s efforts to lower expenses.

We expect our sales and marketing costs will increase as we continue to align our resources to address existing and new market opportunities. For example, in the third and fourth quarters of 2007, we added sales resources in each geographic region, and we expect to add additional sales resources during 2008 to enhance our ability to capture available business.

General and Administrative

		% Change		% Change
	Fiscal	2006	Fiscal	2005	Fiscal
	2007	to 2007	2006	to 2006	2005
	(In thousands)

Expenses	$7,132	(6)%	$7,548	(18)%	$9,198
Percentage of revenue	23%		22%		33%

General and administrative expenses consist primarily of compensation expenses for employees performing our administrative functions, and professional fees arising from legal, auditing and other consulting services.

In 2007, general and administrative expenses were $7.1 million, or 23% of revenue, compared with $7.5 million, or 22% of revenue in 2006, a decrease of 6%. The decrease primarily was due to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the completion of the transfer of local finance functions from Singapore and the U.S. to Germany at the end of 2006, offset in part by the payment of $1.4 million in severance and other costs related to our former CEO in the second quarter of 2007.

General and administrative expenses in 2006 decreased 18% from $9.2 million in 2005, which represented 33% of revenue. This reduction primarily related to the consolidation and transfer of our corporate finance and compliance functions from the U.S. to Germany and the transfer of local finance functions from Singapore and the U.S. to Germany, which resulted in a more streamlined and efficient audit process, a decrease in the number of personnel required to prepare our financial statements and a reduction in expenditures for third-party professional fees. The majority of the decrease occurred in the fourth quarter of 2006, which also resulted in a more favorable comparison for the year as a whole.

Amortization of Intangibles

Amortization of intangible assets was $0.3 million in 2007, $0.7 million in 2006 and $0.7 million in 2005. The decrease in amortization amounts in 2007 compared with previous periods reflects the completion of amortization of intangible assets in the second quarter of 2007. No further amounts remain to be amortized in future periods as the intangible assets have been fully amortized.

Restructuring and Other Charges (Credits)

During 2006, we recorded restructuring and other charges of $1.4 million, primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate corporate finance and compliance functions from the U.S. to Germany and local finance functions from the U.S. and Singapore to Germany, as well as the outsourcing of our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel of approximately $0.3 million have been recorded in cost of revenue (See Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

During 2005, we incurred restructuring and other charges of $0.8 million, which included $0.2 million of severance costs related to a reduction in force of non-manufacturing personnel at our Singapore facility, resulting from our decision to outsource manufacturing operations to contract manufacturers. Severance costs for manufacturing personnel of $0.5 million were recorded in cost of revenue. (See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.) Restructuring and other charges in 2005 also included $0.1 million primarily related to changes in estimates for European tax related matters.

Interest Income

Interest income consists of interest earned on invested cash.

Interest income resulting from cash balances was $1.6 million in 2007, $1.4 million in 2006 and $0.7 million in 2005. Higher interest income in 2007 compared with 2006 resulted primarily from higher interest rates in 2007. Higher interest income in 2006 compared with 2005 resulted from higher interest rates and a greater amount of cash invested. The 2005 period includes a cumulative adjustment to interest income taken in the second quarter for the correction of an error in accounting for the amortization of premiums and discounts on investments. The correction of the error resulted in a reduction of interest income in the second quarter and the year of 2005 of approximately $0.3 million.

Foreign Currency Gains and Losses and Other Income and Expense

We recorded foreign currency exchange losses and other expense of $0.3 million in 2007 and $0.2 million in 2006, and we recorded foreign currency exchange gains and other income of $1.7 million in 2005. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the euro.

During 2007, foreign currency losses were $0.3 million, due primarily to the devaluation of the U.S. dollar. No other income was recorded.

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

Income Taxes

In 2007, 2006 and 2005, we recorded provisions for income taxes of $0.1 million, $0.1 million and $0.2 million, respectively, primarily resulting from minimum taxation and taxes payable in foreign jurisdictions that are not offset by operating loss carryforwards.

Discontinued Operations

On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Revenue for the DTV solutions business was $0.5 million, $13.5 million and $20.8 million in 2007, 2006 and 2005, respectively. Operating gain (loss) for the DTV solutions business was $0.1 million, $(1.3) million and $(1.9) million in 2007, 2006 and 2005, respectively. Net gain (loss) for the DTV solutions business in 2007, 2006 and 2005 was $0.1 million, $3.0 million, and $(1.6) million, respectively.

During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation.

We recorded no revenue for the retail Digital Media and Video business in 2007, 2006 or 2005. Operating loss for the retail Digital Media and Video business for the same periods was $0.3 million, $0.2 million and $0.3 million, respectively. Net gain (loss) for the retail Digital Media and Video business for 2007, 2006 and 2005 was $(0.3) million, $0.5 million and $(0.5) million, respectively.

During 2007, we recorded a net gain on disposal of discontinued operations of $1.6 million, primarily related to the final payment received for the sale of the assets of the DTV solutions business.

During 2006, we recorded a net gain on disposal of discontinued operations of $5.2 million, primarily related to the sale of the assets of the DTV solutions business.

During 2005, our net loss on disposal of discontinued operations was $2.2 million, of which the majority related to the settlement of litigation with DVD Cre8, Inc. and related legal costs.

Liquidity and Capital Resources

As of December 31, 2007, our working capital, which we have defined as current assets less current liabilities, was $34.0 million, compared to $32.0 million as of December 31, 2006. Working capital increased in 2007 by approximately $2.0 million. Current assets decreased by $2.6 million, resulting from a reduction in cash, cash equivalents and short-term investments of $4.5 million and a reduction of other current assets of $1.0 million, which was only partly offset by increases in accounts receivable of $2.1 million and in inventories of $0.8 million. Current liabilities decreased by $4.7 million, resulting from a reduction in accounts payable of $1.5 million, a reduction in accruals of $1.6 million and a decrease in income taxes payable by $1.6 million.

In 2007, cash and cash equivalents decreased by $13.5 million, primarily due to cash used for additional purchases of short-term investments. While operating activities used $5.4 million and investing activities used $9.3 million, financing activities resulted in a positive cash flow of $0.1 million and the effect of exchange rates on cash and cash equivalents was $1.1 million.

Cash used in continuing operations of $6.0 million was primarily due to a net loss before discontinued operations, depreciation and amortization and stock-based compensation expenses of $2.0 million. The remaining $4.0 million cash used in continuing operations resulted mainly from the net effect of changes in working capital. Cash provided in operating activities from discontinued operations was $0.5 million and consisted primarily of the final payment received for the sale of the assets of the DTV solutions business of $1.6 million, partly offset by payments for accounts payables and accruals related to discontinued operations.

Cash used in investing activities from continuing operations of $9.3 million resulted primarily from the purchases of short-term investments of $28.7 million, partially offset by maturities of $19.6 million. The remaining $0.2 million was used for capital expenditures.

Cash provided by financing activities resulted from the issuance of common stock of $0.1 million related to the Company’s employee stock purchase and stock option programs. At December 31, 2007, our outstanding stock options as a percentage of outstanding shares was 12%, compared to 11% at December 31, 2006.

During 2007, we used $6.0 million in cash to fund continuing operations. We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2008.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2007 (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years

Operating leases	$5,187	$1,870	$1,820	$633	$864
Purchase commitments	3,802	3,802	—	—	—

Total Obligations	$8,989	$5,672	$1,820	$633	$864

The long-term income taxes payable of $0.2 million accounted for under FIN 48 are not included in the table above. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

We transact business in various foreign currencies and accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated sales and operating expenses in Europe, India and Japan, where we conduct business in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Our foreign currency exchange gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed a sensitivity analysis as of December 31, 2007 and 2006 using a modeling technique which evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at December 31, 2007 and 2006. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.9 million and $1.1 million for 2007 and 2006, respectively.

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

At December 31, 2007, we had $18.6 million in cash and cash equivalents and $13.8 million in short-term investments. Based on our cash and cash equivalents and short-term investments as of December 31, 2007, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not be expected to materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

At December 31, 2006, we had $32.1 million in cash and cash equivalents and $4.8 million in short-term investments. Based on our cash and cash equivalents and short-term investments as of December 31, 2006, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SCM Microsystems, Inc.:

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	DELOITTE & TOUCHE GMBH
     WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 18, 2008

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,600	$32,103
Short-term investments	13,844	4,799
Accounts receivable, net of allowances of $341 and $867 as of December 31, 2007 and 2006, respectively	8,638	6,583
Inventories	2,738	1,927
Other current assets	1,455	2,489

Total current assets	45,275	47,901
Property and equipment, net	1,522	1,457
Intangible assets, net	—	272
Other assets	1,767	1,725

Total assets	$48,564	$51,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,063	$4,572
Accrued compensation and related benefits	1,213	1,729
Accrued restructuring and other charges	2,960	3,431
Accrued professional fees	993	1,063
Accrued royalties	417	971
Other accrued expenses	2,325	2,289
Income taxes payable	277	1,879

Total current liabilities	11,248	15,934

Deferred tax liability	77	103
Long-term income taxes payable	200	—
Commitments and contingencies (see Notes 12 and 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,356 and 16,316 shares issued and 15,737 and 15,698 shares outstanding as of December 31, 2007 and 2006, respectively	16	16
Additional paid-in capital	229,414	228,580
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(192,089)	(191,714)
Accumulated other comprehensive income	2,475	1,213

Total stockholders’ equity	37,039	35,318

Total liabilities and stockholders’ equity	$48,564	$51,355

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenue	$30,435	$33,613	$27,936
Cost of revenue	17,781	21,756	17,106

Gross profit	12,654	11,857	10,830

Operating expenses:
Research and development	3,123	3,767	4,081
Selling and marketing	6,603	7,498	7,040
General and administrative	7,132	7,548	9,198
Amortization of intangibles	272	666	673
Restructuring and other charges (credits)	(4)	1,120	319

Total operating expenses	17,126	20,599	21,311

Loss from operations	(4,472)	(8,742)	(10,481)
Interest income	1,639	1,350	745
Foreign currency gains (losses) and other income (expense), net	(346)	(225)	1,731

Loss from continuing operations before income taxes	(3,179)	(7,617)	(8,005)
Provision for income taxes	(113)	(73)	(150)

Loss from continuing operations	(3,292)	(7,690)	(8,155)
Gain (loss) from discontinued operations, net of income taxes	(215)	3,508	(2,109)
Gain (loss) on sale of discontinued operations, net of income taxes	1,586	5,224	(2,171)

Net income (loss)	$(1,921)	$1,042	$(12,435)

Basic and diluted loss per share from continuing operations	$(0.21)	$(0.49)	$(0.53)

Basic and diluted income (loss) per share from discontinued operations	$0.09	$0.56	$(0.27)

Basic and diluted net income (loss) per share	$(0.12)	$0.07	$(0.80)

Shares used to compute basic and diluted income (loss) per share	15,725	15,638	15,532

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006 and 2005

						Other
			Additional			Cumulative	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balances, January 1, 2005	15,484	15	227,398	(2,777)	(180,321)	2,514	46,829
Issuance of common stock upon exercise of options	2	—	6	—	—	—	6
Issuance of common stock under Employee Stock Purchase Plan	107	1	272	—	—	—	273
Realized gain on investments adjustments	—	—	—	—	—	(49)	(49)	$(49)
Unrealized gain on investments	—	—	—	—	—	229	229	229
Foreign currency translation adjustment	—	—	—	—	—	(2,236)	(2,236)	(2,236)
Net loss	—	—	—	—	(12,435)	—	(12,435)	(12,435)

Comprehensive loss	—	—	—	—	—	—	—	$(14,491)

Balances, December 31, 2005	15,593	$16	$227,676	$(2,777)	$(192,756)	$458	$32,617
Issuance of common stock upon exercise of options	26	—	72	—	—	—	72
Issuance of common stock under Employee Stock Purchase Plan	79	—	190	—	—	—	190
Stock-based compensation expense	—	—	642	—	—	—	642
Unrealized gain on investments	—	—	—	—	—	71	71	$71
Foreign currency translation adjustment	—	—	—	—	—	684	684	684
Net income	—	—	—	—	1,042	—	1,042	1,042

Comprehensive income	—	—	—	—	—	—	—	$1,797

Balances, December 31, 2006	15,698	$16	$228,580	$(2,777)	$(191,714)	$1,213	$35,318
Adjustment to Accumulated Deficit resulting from the adoption of FIN 48	—	—	—	—	1,546	—	1,546
Issuance of common stock upon exercise of options	12	—	38	—	—	—	38
Issuance of common stock under Employee Stock Purchase Plan	27	—	71	—	—	—	71
Stock-based compensation expense	—	—	725	—	—	—	725
Unrealized loss on investments	—	—	—	—	—	(14)	(14)	$(14)
Foreign currency translation adjustment	—	—	—	—	—	1,276	1,276	1,276
Net loss	—	—	—	—	(1,921)	—	(1,921)	(1,921)

Comprehensive loss	—	—	—	—	—	—	—	$(659)

Balances, December 31, 2007	15,737	$16	$229,414	$(2,777)	$(192,089)	$2,475	$37,039

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(1,921)	$1,042	$(12,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Loss (gain) from discontinued operations	(1,371)	(8,732)	4,280
Deferred income taxes	(26)	2	(30)
Depreciation and amortization	580	1,036	1,703
Stock-based compensation expense	725	632	—
Loss (gain) on disposal of property and equipment	(5)	46	(128)
Changes in operating assets and liabilities:
Accounts receivable	(1,937)	(2,388)	2,414
Inventories	(731)	398	(1,021)
Other assets	1,079	(574)	367
Accounts payable	(1,043)	81	1,860
Accrued expenses	(1,453)	(1,990)	(5,402)
Income taxes payable	113	102	174

Net cash used in operating activities from continuing operations	(5,990)	(10,345)	(8,218)
Net cash provided by (used in) operating activities from discontinued operations	546	10,524	(4,595)

Net cash provided by (used in) operating activities	(5,444)	179	(12,813)

Cash flows from investing activities:
Capital expenditures	(222)	(73)	(57)
Proceeds from disposal of property and equipment	22	11	381
Sales and maturities of short-term investments	19,587	16,918	12,055
Purchases of short-term investments	(28,647)	(2,878)	(15,851)

Net cash provided by (used in) investing activities from continuing operations	(9,260)	13,978	(3,472)
Net cash provided by (used in) investing activities from discontinued operations	—	3,484	(17)

Net cash provided by (used in) investing activities	(9,260)	17,462	(3,489)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	109	262	279

Net cash provided by financing activities	109	262	279

Effect of exchange rates on cash and cash equivalents	1,092	540	(1,498)

Net increase (decrease) in cash and cash equivalents	(13,503)	18,443	(17,521)
Cash and cash equivalents, beginning of year	32,103	13,660	31,181

Cash and cash equivalents, end of year	$18,600	$32,103	$13,660

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$—	$96

Income taxes paid	$118	$133	$40

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

SCM Microsystems (“SCM” or “the Company”) was incorporated under the laws of the State of Delaware in December 1996. SCM’s principal business activity is the design, development and sale of hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. The Company sells its products primarily in two market segments: PC Security and Digital Media Readers. In the PC Security market, the Company provides smart card reader technology that enables secure access to PCs, networks and physical facilities, as well as smart card-based productivity packages for small- and medium-sized businesses under the CHIPDRIVE brand. In the Digital Media Reader market, the Company provides digital media readers that are used to transfer digital content to and from various digital flash media. SCM’s target customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for SCM’s smart card readers; and computer and photo processing equipment manufacturers for the Company’s digital media readers. The Company sells its CHIPDRIVE solutions through resellers and the Internet. SCM sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.

SCM maintains its corporate headquarters in Ismaning, Germany, with additional facilities in India for research and development and in the United States and Japan for sales and marketing.

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

Fair Value of Financial Instruments — SCM’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2007 and 2006, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amounts because of the short-term maturities of these instruments. (See Note 4 for fair value of investments.)

Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Cost is determined on the first-in, first-out method. An estimated provision is recorded for excess inventory, technical obsolescence and unsellability based primarily on historical sales and expectations for future use. Once inventory has been written down below cost, it is not subsequently written up.

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

Product warranties — The Company accrues the estimated cost of product warranties during the period of sale. The Company’s warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

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

Freight Costs — SCM reflects the cost of shipping its products to customers as cost of revenue. Reimbursements received from customers for freight costs are not significant, but when received are recognized in revenue.

Income Taxes — SCM accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. At December 31, 2007, a full valuation allowance was provided against the net deferred tax assets.

During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for uncertain tax positions in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

FIN 48 requires the Company to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to SCM’s tax provision in a subsequent period. The calculation of SCM’s tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. SCM reevaluates such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. As a result of the implementation, the Company recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including this decrease, at the beginning of 2007, the Company had $0.1 million of unrecognized tax benefits included in income taxes payable on the consolidated balance sheet. See Note 9 for further information regarding the Company’s tax disclosures.

Stock-based Compensation — During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123 — revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

Foreign Currency Translation and Transactions — The functional currencies of SCM’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. The books of record of the Singapore subsidiary are maintained in its functional currency, the U.S. dollar. For those subsidiaries whose functional currency is the local currency, SCM translates assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss). Gains and losses from transactions denominated in currencies

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than the functional currencies of SCM or its subsidiaries are included in other income and expense. SCM recorded a currency loss of $0.3 million in 2007, a currency loss of $0.3 million in 2006 and a currency gain of $1.6 million in 2005.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments. SCM’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. SCM primarily sells its products to companies in the United States, Asia and Europe. Two U.S. based customer represented 30% and 15%, respectively of the accounts receivable balance at December 31, 2007. The Company does not require collateral or other security to support accounts receivable. To reduce risk, SCM’s management performs ongoing credit evaluations of its customers’ financial condition. SCM maintains allowances for potential credit losses.

Comprehensive Gain (Loss) — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. After evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows, we do not expect a material impact from its adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. After evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations and cash flows, we do not expect a material impact from its adoption.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2007, we did not have any minority interests.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stockholders’ Equity and Stock-Based Compensation

Stockholders Rights Plan

On November 8, 2002, SCM’s Board of Directors approved a stockholders rights plan. Under the plan, the Company declared a dividend of one preferred share purchase right for each share of the Company’s common stock held by SCM stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from SCM one one-thousandth of a share of Series A participating preferred stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights are not immediately exercisable, however, and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of SCM’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by SCM for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third-party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of the Company.

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant. Additionally, the Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrolment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. The Company’s ESPP, director option plan and 1997 stock option plan all expired in March 2007. In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of December 31, 2007, an aggregate of approximately 3.4 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.9 million shares were subject to outstanding options.

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

The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the two years ended December 31, 2007, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based compensation awards granted on or subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recognized in the consolidated statement of operations in the two years ended December 31, 2007 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.

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

As a result of adopting SFAS 123(R), the Company’s loss from continuing operations before the income tax provision and net loss from discontinued operations for the years ended December 31, 2007 and 2006 was $0.7 million and $0.6 million greater, respectively, than it would have been had the Company continued to account for share-based compensation under APB 25. Basic and diluted net loss per share from continuing operations for the years ended December 31, 2007 and 2006 would have been $0.05 and $0.04 lower, respectively, if the Company had not adopted SFAS 123(R). There was no effect on the condensed consolidated statements of cash flows for the years ended December 31, 2007 and 2006 from adopting SFAS 123(R).

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

The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the audited condensed consolidated statement of operations for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Cost of revenue	$63	$36
Research and development	73	110
Selling and marketing	233	163
General and administrative	356	323

Stock-based compensation expense before income taxes	$725	$632
Income tax benefit	0	—

Stock-based compensation expense after income taxes	$725	$632

Stock Option Plans

The Company’s director option plan and 1997 stock option plan expired in March 2007, and options can no longer be granted under these plans. In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes 1.5 million stock option grants.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A total of 1,493,493 shares of common stock are reserved for future option grants under the remaining 2000 stock plan and the new 2007 stock option plan as of December 31, 2007.

A summary of the activity under the Company’s stock option plans for the three years ended December 31, 2007 is as follows:

			Weighted		Weighted
			Average		Average
	Options	Number of	Exercise	Aggregate	Remaining
	Available	Options	Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)

Balance at December 31, 2004 (1,936,445 exercisable at $27.03)	2,898,231	2,927,586	$19.58

Options Authorized	35,000	—	—
Options Granted	(331,928)	331,928	$3.49
Options Cancelled or Expired	435,005	(435,005)	$28.93
Options Exercised	—	(1,748)	$3.31	$1,901

Balance at December 31, 2005 (2,099,539 exercisable at $20.56)	3,036,308	2,822,761	$16.26	—	6.07

Options Authorized	35,000	—	—
Options Granted	(376,794)	376,794	$3.26	—	—
Options Cancelled or Expired	1,390,261	(1,390,261)	$17.71	—	—
Options Exercised	—	(26,039)	$2.78	$8,716	—

Balance at December 31, 2006 (1,208,481 exercisable at $17.02)	$4,084,775	1,783,255	$12.58	$81,808	5.79

Options Authorized	1,500,000	—	—
Options Granted	(506,181)	506,181	$3.83	—	—
Options Cancelled or Expired	(3,585,101)	(414,726)	$9.38	—	—
Options Exercised	—	(12,438)	$3.05	$9,085	—

Balance at December 31, 2007	1,493,493	1,862,272	$10.97	$191,809	5.77

Vested or expected to vest at December 31, 2007		1,750,662	$11.44	$172,295	—

Exercisable at December 31, 2007		1,260,320	$14.51	$91,528	4.41

The following table summarizes information about options outstanding as of December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 2.65 - $ 3.03	388,014	7.82	$2.89	155,590	$2.83
$ 3.05 - $ 3.41	389,047	6.64	3.31	309,467	3.33
$ 3.44 - $ 5.15	394,807	7.92	4.28	109,146	4.69
$ 5.86 - $ 12	377,596	3.96	8.01	373,309	8.04
$14.60 - $83.00	312,808	1.58	42.51	312,808	42.51

$ 2.65 - $83.00	1,862,272	5.77	$10.97	1,260,320	$14.51

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2007, 2006 and 2005 was $1.80, $1.71 and $2.76, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $9,085, $8,716 and $1,901, respectively. Cash proceeds from the exercise of stock options were $38,000, $72,000 and $5,800 for the three years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, an income tax benefit from the stock option exercises of below $1,000 was realized. No income tax benefit was realized from the stock option exercises for the years ended December 31, 2006 and 2005. Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the two years ended December 31, 2007 and 2006 was $0.7 million and $0.6 million, respectively. At December 31, 2007, there was $0.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.72 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three years ended December 31, 2007, respectively:

	2007	2006	2005

Risk-free interest rate	4.23%	4.81%	3.84%
Expected volatility	56%	67%	90%
Expected term in years	4.00	3.92	4.00
Dividend yield	None	None	None

Expected Volatility:  The Company’s computation of expected volatility for the year ended December 31, 2007 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life. Prior to the year ended December 31, 2007, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate:  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the year ended December 31, 2007 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock options are generally granted with vesting periods between one and five years.

Forfeiture Rates:  Compensation expense recognized in the consolidated statement of operations for the two years ended December 31, 2007 is based on awards ultimately expected to vest, and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

1997 Employee Stock Purchase Plan

Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. During 2007, 2006 and 2005, a

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of 27,145, 78,679 and 107,526 shares, respectively, were issued under the plan. As of December 31, 2007, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.

The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton options pricing model. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the year ended December 31, 2007 was a benefit of $40,000. The benefit stemmed from the expiration of the plan before the expected offering periods had terminated. At December 31, 2007, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Purchase Plan:

	2007	2006	2005

Expected life	—	15 months	6 months
Risk-free interest	—	4.90%	2.56%
Volatility	—	49%	76%
Dividend yield	—	None	None

The weighted-average fair value of purchase rights granted under the Purchase Plan in 2006 and 2005 was $1.36 and $1.08 per share, respectively.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the Company determined stock-based compensation costs based on the estimated fair value at the grant date for its stock options and the estimated fair value at the issuance date for its ESPP, the Company’s net loss and net loss per share for the fiscal year ended December 31, 2005 would have been as follows:

Year Ended
December 31,
2005
(In thousands,
except per
share data)

Net loss as reported	$(12,435)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—
Less: Stock-based compensation expense determined under fair value method for all awards	(1,363)

Pro forma net loss	$(13,798)

Net loss per share, as reported — basic and diluted	$(0.80)
Pro forma loss per share — basic and diluted	$(0.89)

3.	Discontinued Operations

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million, which was originally payable subject to the completion of certain product development milestones by Kudelski subsequent to the close of the transaction, was paid in May 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2007, 2006 and 2005, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

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

Based on a “Transition Services and Side Agreement” between the Company and Kudelski, revenues relating to the discontinued operations of the DTV solutions business were generated for a limited time after the sale of the DTV solutions business. Under this agreement, a service fee was earned by the Company for its services related to ordering products from a supplier and selling these products to Kudelski. The agreement was terminated at the end of the first quarter of 2007 and related revenues ceased after this period.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results for the discontinued operations of the DTV solutions business for the fiscal years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenue	$496	$13,513	$20,785
Operating gain (loss)	$61	$(1,287)	$(1,868)
Income (loss) before income taxes	$84	$2,953	$(1,791)
Income tax benefit	$—	$67	$183
Gain (loss) from discontinued operations	$84	$3,020	$(1,608)

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

The operating results for the discontinued operations of the retail Digital Media and Video business for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net revenue	$—	$—	$—
Operating loss	$(304)	$(168)	$(287)
Loss before income taxes	$(207)	$(76)	$(430)
Income tax benefit (provision)	$(92)	$564	$(71)
Gain (loss) from discontinued operations	$(299)	$488	$(501)

The operating loss for the Digital Media and Video business resulted from general and administrative expenses for the discontinued entities in the U.S. and UK, mainly in connection with the remaining long-term lease agreements from the discontinued operations.

During 2007, net gain on disposal of the retail Digital Media and Video business was $0.1 million, which was related to changes in estimates for lease commitments.

During 2006, net loss on disposal of the retail Digital Media and Video business was $0.1 million, which was related to changes in estimates for lease commitments.

During 2005, net loss on disposal of the retail Digital Media and Video business was $2.2 million, of which the majority was related to the settlement of litigation with DVD Cre8, Inc. and related legal costs (see Note 8).

4.	Short-Term Investments

At December 31, 2007, the entire short-term investment portfolio matures in 2008. The fair value of short-term investments at December 31, 2007 and 2006 was as follows:

December 31, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
(In thousands)

Corporate notes	$13,872	$—	$(28)	$13,844

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investment	Value

Corporate notes	$1,021	$—	$(2)	$1,019
U.S. government agencies	3,792	—	(12)	3,780

Total	$4,813	$—	$(14)	$4,799

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

During each quarter, SCM evaluates investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. In addition, the Company evaluates severity and duration in each reporting period. At December 31, 2007, all of the short-term investment portfolio has an unrealized loss. No investments have been in an unrealized loss position for more than one year. The Company believes these fair value declines are the result of rising short-term interest rates for the underlying investments. For the years ended December 31, 2007, 2006 and 2005, no impairment of the investments was identified based on the evaluations performed.

5.	Inventories

Inventories consist of:

	December 31,
	2007	2006
	(In thousands)

Raw materials	$1,202	$754
Work-in-process	—	—
Finished goods	1,536	1,173

Total	$2,738	$1,927

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment, net consist of:

	December 31,
	2007	2006
	(In thousands)

Land	$142	$127
Building and leasehold improvements	1,972	1,789
Furniture, fixtures and office equipment	3,223	2,851
Automobiles	35	1
Purchased software	3,526	3,209

Total	8,898	7,977
Accumulated depreciation	(7,376)	(6,520)

Property and equipment, net	$1,522	$1,457

SCM recorded depreciation expenses in the amount of $0.3 million, $0.3 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	Intangible Assets

Intangible assets are associated with the Company’s European operations and consist of the following:

		December 31, 2007			December 31, 2006
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Value	Amortization	Net	Value	Amortization	Net
	(In thousands)

Customer relations	60 months	$1,834	$(1,834)	$—	$1,639	$(1,520)	$119
Core technology	60 months	2,078	(2,078)	—	1,858	(1,705)	153

Total intangible assets		$3,912	$(3,912)	$—	$3,497	$(3,225)	$272

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, SCM’s intangible assets relating to core technology and customer relations are subject to amortization.

Amortization expense related to intangible assets for continuing operations was $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

No further amounts remain to be amortized in future periods.

8.	Restructuring and Other Charges

Continuing Operations

During 2007, the Company realized income from the release of a severance accrual related to continuing operations of $4,000. During 2006 and 2005, SCM incurred net restructuring and other charges related to continuing operations of approximately $1.4 million and $0.8 million, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities related to restructuring actions and other activities during 2007, 2006 and 2005 consist of the following:

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
	(In thousands)

Balances as of January 1, 2005	52	154	21	227
Provision for 2005	—	699	6	705
Changes in estimates	7	(8)	129	128

	7	691	135	833
Payments and other changes in 2005	(27)	(693)	(147)	(867)

Balances as of December 31, 2005	32	152	9	193
Provision for 2006	33	1,320	—	1,353
Changes in estimates	(2)	4	—	2

	31	1,324	—	1,355
Payments and other changes in 2006	(48)	(1,370)	—	(1,418)

Balances as of December 31, 2006	15	106	9	130
Provision for 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in 2007	(3)	(102)	1	(104)

Balances as of December 31, 2007	$12	$—	$10	$22

During 2007, the Company did not incur expenses for restructuring, as past restructuring activities had been completed in earlier periods.

For the fiscal year ended December 31, 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions from California to Germany and local finance functions from the U.S. and Singapore to Germany. Approximately $0.3 million of the restructuring amount related to severance for manufacturing personnel and was therefore recorded in cost of revenue. The remaining $1.1 million was recorded in operating expenses and was primarily made up of severance for non-manufacturing personnel.

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

Discontinued Operations

During 2007, income from restructuring and other items related to discontinued operations was approximately $0.1 million. During 2006, and 2005, SCM incurred restructuring and other charges related to discontinued operations of approximately $0.1 million and $2.3 million, respectively.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities related to restructuring actions and other activities during 2007, 2006 and 2005 consist of the following:

	Legal	Lease/Contract		Other
	Settlements	Commitments	Severance	Costs	Total
	(In thousands)

Balances as of January 1, 2005	—	3,960	277	5,415	9,652
Provision for 2005	1,700	—	—	667	2,367
Changes in estimates	—	(111)	(4)	(2)	(117)

	1,700	(111)	(4)	665	2,250
Payments and other changes in 2005	(1,700)	(651)	(273)	(5,574)	(8,198)

Balances as of December 31, 2005	—	3,198	—	506	3,704
Provision for 2006	—	2	—	5	7
Changes in estimates	—	87	—	—	87

	—	89	—	5	94
Payments and other changes in 2006	—	(338)	—	(159)	(497)

Balances as of December 31, 2006	—	2,949	—	352	3,301
Provision for 2007	—	—	—	—	—
Changes in estimates	—	(70)	—	(40)	(110)

	—	(70)	—	(40)	(110)
Payments and other changes in 2007	—	(290)	—	37	(253)

Balances as of December 31, 2007	$—	$2,589	$—	$349	$2,938

Income from discontinued operations for the fiscal year ended December 31, 2007 primarily related to changes in estimates for lease obligations.

Discontinued operation costs for the fiscal year ended December 31, 2006 primarily related to changes in estimates for lease obligations.

Exit costs for the year ended December 31, 2005 primarily related to the settlement of litigation with DVD Cre8, Inc. and legal costs, as well as changes in estimates for lease obligations.

As shown in the table above in “Payments and other changes in 2005 — Other Costs,” in April 2005, SCM made a payment to the French government of approximately $4.7 million as then calculated, related to Value Added Tax (“VAT”) in respect of sales transactions with a former customer. In connection with this payment, SCM entered into an agreement with the customer whereby the customer agreed to seek a refund from the French government for the VAT paid with respect to the products it purchased from the Company, and then remit the refunded amount to SCM. On June 9, 2006, the customer remitted to the Company the full amount, which after conversion into U.S. Dollars amounted to $5.0 million, of which $4.2 million was recognized as other income from discontinued operations. The difference between the $5.0 million remittance and the $4.2 million other income were receivables which were realizable independently from the outcome of the aforementioned agreement.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

	2007	2006	2005
	(In thousands)

Income (loss) from continuing operations before income taxes:
U.S.	$1,113	$(2,709)	$24,017
Foreign	(4,292)	(4,908)	(32,022)

Loss from continuing operations before income taxes	$(3,179)	$(7,617)	$(8,005)

The benefit (provision) for income taxes consisted of the following:

	December 31,
	2007	2006	2005
	(In thousands)

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	26	(2)	33

	26	(2)	33

Current
Federal	(35)	—	—
State	(31)	(4)	(162)
Foreign	(73)	(67)	(21)

	(139)	(71)	(183)

Total provision for income taxes	$(113)	$(73)	$(150)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Allowances not currently deductible for tax purposes	$842	$1,370
Net operating loss carryforwards	39,924	44,814
Accrued and other	440	1,286

	41,206	47,470
Less valuation allowance	(41,206)	(47,366)

	0	104
Deferred tax liability:
Other	(77)	(207)

Net deferred tax liability	$(77)	$(103)

During the years ended December 31, 2007 and 2006, SCM recognized a benefit of $0.5 million and $0.8 million, respectively, from the utilization of net operating loss carryforwards for which the Company had

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to loss before income taxes from continuing operations as follows:

	2007	2006	2005

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	(1)%	—	—
Foreign taxes benefits provided for at rates other than U.S. statutory rate	3%	10%	8%
Change in valuation allowance	(15)%	(44)%	(41)%
Permanent Differences	(24)%	(1)%	(2)%
Other	(1)%	(0)%	(1)%

Provision for income taxes	(4)%	(1)%	(2)%

As of December 31, 2007, SCM has net operating loss carryforwards of approximately $72.2 million for federal, $31.4 million for state and $54.9 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal purposes and have already begun to expire for state and foreign purposes.

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

During the first quarter of fiscal 2007, SCM adopted the provisions of, and accounted for uncertain tax positions in accordance with FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

As a result of the implementation, SCM recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations for 2007 is as follows:

(In thousands)

Balance at January 1, 2007	$142
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$157

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months.

As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable, where applicable.

In addition, as of December 31, 2007, the Company determined $4.1 million in liability for unrecognized tax benefits, which was accounted for as a decrease to deferred tax assets which had a full valuation allowance against them and has no impact on the Company’s consolidated balance sheets or results of operations for 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, approximately $43,000 of accrued interest and penalties related to uncertain tax positions.

SCM files U.S. federal, U.S. state and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 1999. When loss carryforwards of tax years prior to 1999 would be utilized in the U.S., these tax years also might become subject to investigation by the tax authorities.

10.	Net Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Loss from continuing operations	$(3,292)	$(7,690)	$(8,155)
Discontinued operations	1,371	8,732	(4,280)

Net income (loss)	$(1,921)	$1,042	$(12,435)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted income (loss) per share	15,725	15,638	15,532

Income (loss) per share — Basic and diluted:
Continuing operations	$(0.21)	$(0.49)	$(0.53)
Discontinued operations	0.09	0.56	(0.27)

Net income (loss)	$(0.12)	$0.07	$(0.80)

As SCM has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. Common equivalent shares issuable under stock options and their weighted average exercise price for the three years ended December 31, 2007 are as follows:

	Years Ended December 31,
	2007	2006	2005

Common equivalent shares issuable	30,554	24,094	48,533
Weighted average exercise price of shares issuable	$3.00	$2.78	$2.84

11.	Segment Reporting, Geographic Information and Major Customers

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services,

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, Chief Financial Officer, Executive Vice President, Strategic Sales and Business Development and Executive Vice President, Strategy, Marketing and Engineering.

The Company’s continuing operations provide secure digital access solutions to OEM customers in two markets segments: PC Security and Digital Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2007, 2006 and 2005, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

Summary information by segment for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

PC Security:
Revenues	$24,427	$23,745	$17,415
Gross profit	10,472	9,725	6,120
Gross profit%	43%	41%	35%
Digital Media Readers:
Revenues	$6,008	$9,868	$10,521
Gross profit	2,182	2,132	4,710
Gross profit%	36%	22%	45%
Total:
Revenues	$30,435	$33,613	$27,936
Gross profit	12,654	11,857	10,830
Gross profit%	42%	35%	39%

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues
United States	$15,744	$14,695	$11,623
Europe	8,722	13,294	9,749
Asia-Pacific	5,969	5,624	6,564

Total	$30,435	$33,613	$27,936

% of revenues
United States	51%	43%	42%
Europe	29%	40%	35%
Asia-Pacific	20%	17%	23%

One customer exceeded 10% of total revenue for each of 2007 and 2006 and two customers exceeded 10% of total revenue for 2005.

Two U.S. based customers represented 30% and 15%, respectively of the Company’s accounts receivable balance at December 31, 2007. One Asia-based customer and one U.S.-based customer represented 19% and 17%, respectively, of the Company’s accounts receivable balance at December 31, 2006.

Long-lived assets by geographic location as of December 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Property and equipment, net:
United States	$14	$27
Europe	171	150
Asia-Pacific	1,337	1,280

Total	$1,522	$1,457

All of the long-lived assets as of December 31, 2007, and $1,264,000 of the long-lived assets as of December 31, 2006, disclosed for Asia-Pacific, relate to our facilities in India.

12.	Commitments

The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These lease agreements expire at various dates during the next nine years for agreements existing as of December 31, 2007.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are as follows for the years ending:

(In thousands)

2008	$1,870
2009	954
2010	866
2011	386
2012	247
Thereafter	864

Committed gross lease payments	5,187
Less: sublease rental income	(201)

Net operating lease obligation	$4,986

At December 31, 2007, the Company has accrued approximately $2.6 million of restructuring charges in connection with a portion of the above lease commitments. Rent expense from continuing operations was $1.2 million, $1.5 million and $1.8 million in 2007, 2006 and 2005, respectively.

Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2007, purchase and contractual commitments were approximately $3.8 million.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the reserve for warranty costs during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Continuing	Discontinued
	Operations	Operations	Total
	(In thousands)

Balance at January 1, 2005	150	94	244
Additions related to current period sales	158	251	409
Warranty costs incurred in the current period	(67)	(53)	(120)
Adjustments to accruals related to prior period sales	(185)	(195)	(380)

Balance at December 31, 2005	56	97	153
Additions related to current period sales	215	12	227
Warranty costs incurred in the current period	(64)	(13)	(77)
Adjustments to accruals related to prior period sales	(173)	(96)	(269)

Balance at December 31, 2006	34	0	34
Additions related to current period sales	67	—	67
Warranty costs incurred in the current period	(61)	—	(61)
Adjustments to accruals related to prior period sales	(4)	—	(4)

Balance at December 31, 2007	$36	$0	$36

13.	Related Party-Transactions

Werner Koepf, SCM’s Chairman of the Board, also served until June 2007 as a director and as Chairman of the Compensation Committee of Gemplus International S.A., a company engaged in the development and distribution of smart-card based systems. During 2007, SCM incurred license expenses of approximately $0.1 million to Gemplus. Approximately $80,000 of this amount related to continuing operations. License expenses of approximately $0.2 million and $0.4 million were incurred for 2006 and 2005, respectively, of which approximately $76,000 and $232,000 related to continuing operations. As of December 31, 2007 and as of December 31, 2005, no accounts payable were due to Gemplus. As of December 31, 2006, approximately $30,000 was due as accounts payable to Gemplus. During 2007, SCM realized revenue of approximately $0.2 million from sales to Gemplus. Revenues of approximately $11,000 and $0 were realized for 2006 and 2005, respectively. As of December 31, 2007 and as of December 31, 2005, no accounts receivable were outstanding from Gemplus. As of December 31, 2006, approximately $11,000 was due as accounts receivable from Gemplus. SCM’s business relationship with Gemplus has been in existence for many years and predates Werner Koepf’s appointment to the Company’s Board of Directors in February 2006. Mr. Koepf was not directly compensated for revenue transactions between the two companies. The related-party transactions have been performed following “at arm’s length” principles.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)
	(In thousands, except per share data)

2007:
Net revenue	$8,457	$4,647	$7,617	$9,714
Gross profit	3,740	1,333	3,447	4,134
Income (loss) from operations	(114)	(4,053)	(363)	58
Income (loss) from continuing operations	134	(3,673)	(116)	363
Gain (loss) from discontinued operations, net of income taxes	(17)	(102)	(83)	(13)
Gain (loss) on sale of discontinued operations, net of income taxes	23	1,530	16	17
Net income (loss)	140	(2,245)	(183)	367
Basic and diluted income (loss) per share from continuing operations	$0.01	$(0.23)	$(0.01)	$0.02
Basic and diluted income (loss) per share from discontinued operations	$(0.00)	$0.09	$(0.00)	$0.00
Basic and diluted net income (loss) per share	$0.01	$(0.14)	$(0.01)	$0.02
Shares used to compute basic income (loss) per share:	15,700	15,730	15,736	15,736
Shares used to compute diluted income (loss) per share:	15,742	15,730	15,736	15,759

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)
	(In thousands, except per share data)

2006:
Net revenue	$7,427	$9,362	$7,396	$9,428
Gross profit	2,650	3,159	2,125	3,923
Income (loss) from operations	(2,824)	(2,281)	(4,030)	393
Income (loss) from continuing operations	(2,701)	(1,991)	(3,680)	682
Gain (loss) from discontinued operations, net of income taxes	(942)	3,948	(213)	715
Gain (loss) on sale of discontinued operations, net of income taxes	21	5,242	24	(63)
Net income (loss)	(3,622)	7,199	(3,869)	1,334
Basic and diluted income (loss) per share from continuing operations	$(0.17)	$(0.13)	$(0.24)	$0.05
Basic and diluted income (loss) per share from discontinued operations	$(0.06)	$0.59	$(0.01)	$0.04
Basic and diluted net income (loss) per share	$(0.23)	$0.46	$(0.25)	$0.09
Shares used to compute basic income (loss) per share:	15,593	15,627	15,648	15,683
Shares used to compute diluted income (loss) per share:	15,593	15,627	15,648	15,714

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with management’s report on internal control over financial reporting as of December 31, 2007, included herein for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2007, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of SCM’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on this evaluation, our management, including the CEO and CFO, concluded that as of December 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission (SEC) reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Management’s Report on Internal Control over Financial Reporting

The management of SCM is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2007. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. The results of management’s assessment were reviewed with the Audit Committee.

A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SCM have been or will be detected.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Election of Directors” and “Matters Relating to the Board of Directors” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, referred to in the Annual Report on Form 10-K as the “Proxy Statement,” which we expect will be filed within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Compliance” that will be set forth in the Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” that will be set forth in the Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Committees” in our Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in the Proxy Statement, which information is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of			End of
Classification	Period	Additions	Deductions	Period
		(In thousands)

Accounts receivable allowances
Year ended December 31, 2005	$2,207	$—	$1,235	$972
Year ended December 31, 2006	972	119	224	867
Year ended December 31, 2007	867	46	572	341
Warranty accrual
Year ended December 31, 2005	$244	$409	$500	$153
Year ended December 31, 2006	153	227	346	34
Year ended December 31, 2007	34	67	65	36

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(5)	Amended and Restated Bylaws of Registrant.
3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate.
4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10	.1(1)*	Form of Director and Officer Indemnification Agreement.
10	.2(8)*	Amended 1997 Stock Plan.
10	.3(1)*	1997 Employee Stock Purchase Plan.
10	.4(1)*	1997 Director Option Plan.
10	.5(1)*	1997 Stock Option Plan for French Employees.
10	.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10	.7(2)*	2000 Non-statutory Stock Option Plan.
10	.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.

Exhibit
Number		Description of Document

10	.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10	.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10	.13(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10	.14(12)*	Form of Employment Agreement between SCM Microsystems GmbH and Colas Overkott.
10	.15(13)*	Description of Executive Compensation Arrangement.
10	.16(14)*	Management by Objective (MBO) Bonus Program Guide.
10	.17(15)*	Bonus Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.
10	.18(15)*	Separation Agreement between SCM Microsystems and Colas Overkott dated January 13, 2006.
10	.19(15)*	Employment Agreement between SCM Microsystems and Steven L. Moore dated January 17, 2006.
10	.20(15)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.
10	.21(16)	Purchase Agreement between SCM Microsystems and Kudelski S.A.
10	.22(17)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.
10	.23(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.
10	.24(17)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.
10	.25(16)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.
10	.26(18)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.
10	.27(19)*	Resignation and Severance Agreement between Robert Schneider and SCM dated June 18, 2007.
10	.28(19)*	Consulting Agreement between Robert Schneider and SCM dated June 18, 2007.
10	.29(20)*	Employment Agreement between Felix Marx and SCM dated July 31, 2007.
10	.30(21)*	2007 Stock Option Plan.
10	.31(22)*	Employment Agreement between Sour Chhor and SCM GmbH dated January 21, 2008.
10	.32(22)*	Side Letter to the Employment Agreement between Sour Chhor and SCM GmbH dated January 23, 2008.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (see SEC File No. 000-29440).

(13)	Filed previously in the description of the Executive Compensation Arrangement set forth in SCM’s Current Report on Form 8-K, dated September 21, 2004 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(18)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

(19)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated June 19, 2007 (see SEC File No. 000-29440).

(20)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated August 1, 2007 (see SEC File No. 000-29440).

(21)	Filed previously as an exhibit to SCM’s Definitive Proxy Statement filed with the SEC on October 2, 2007 (See SEC File No. 000-29440).

(22)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Felix Marx
Felix Marx
Chief Executive Officer and Director

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Werner Koepf Werner Koepf	Chairman of the Board	March 17, 2008.

/s/ Felix Marx Felix Marx	Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2008.

/s/ Stephan Rohaly Stephan Rohaly	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) and Director	March 17, 2008.

/s/ Hagen Hultzsch Hagen Hultzsch	Director	March 17, 2008.

/s/ Steven Humphreys Steven Humphreys	Director	March 17, 2008.

/s/ Simon Turner Simon Turner	Director	March 17, 2008