Form 10-Q
period 2008-03-31
SCM MICROSYSTEMS INC
filed 2008-05-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 — Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2008, 15,743,515 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenue	$6,464	$8,457

Cost of revenue	3,781	4,717

Gross profit	2,683	3,740

Operating expenses:
Research and development	1,035	720
Selling and marketing	2,161	1,559
General and administrative	1,503	1,400
Amortization of intangible assets	—	175

Total operating expenses	4,699	3,854

Loss from operations	(2,016)	(114)

Interest and other income, net	493	308

Income (loss) from continuing operations before income taxes	(1,523)	194

Provision for income taxes	(47)	(60)

Income (loss) from continuing operations	(1,570)	134

Loss from discontinued operations, net of income taxes	(125)	(17)

Gain on sale of discontinued operations, net of income taxes	13	23

Net income (loss)	$(1,682)	$140

Income (loss) per share from continuing operations:
Basic and diluted	$(0.10)	$0.01

Loss per share from discontinued operations:
Basic and diluted	$(0.01)	—

Net income (loss) per share:
Basic and diluted	$(0.11)	$0.01

Shares used to compute basic income (loss) per share	15,741	15,700

Shares used to compute diluted income (loss) per share	15,741	15,742

Comprehensive income (loss):
Net income (loss)	$(1,682)	$140
Unrealized gain on investments	33	10
Foreign currency translation adjustment	337	228

Total comprehensive income (loss)	$(1,312)	$378

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
(in thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,666	$18,600
Short-term investments	1,988	13,844
Accounts receivable, net of allowances of $373 and $341 as of March 31, 2008 and December 31, 2007, respectively	9,263	8,638
Inventories	4,104	2,738
Other current assets	2,002	1,455

Total current assets	44,023	45,275
Property and equipment, net	1,486	1,522
Other assets	1,893	1,767

Total assets	$47,402	$48,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,907	$3,063
Accrued compensation and related benefits	1,348	1,213
Accrued restructuring and other charges	2,913	2,960
Accrued professional fees	916	993
Accrued royalties	424	417
Other accrued expenses	2,464	2,325
Income taxes payable	315	277

Total current liabilities	11,287	11,248

Deferred tax liability	87	77
Long-term income taxes payable	205	200
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,362 and 16,356 shares issued and 15,744 and 15,737 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	229,510	229,414
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(193,771)	(192,089)
Accumulated other comprehensive income	2,845	2,475

Total stockholders’ equity	35,823	37,039

Total liabilities and stockholders’ equity	$47,402	$48,564

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,682)	$140
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	112	(6)
Deferred income taxes	10	2
Depreciation and amortization	81	244
Loss (gain) on disposal of property and equipment	—	(6)
Stock compensation expense	77	128
Changes in operating assets and liabilities:
Accounts receivable	(324)	498
Inventories	(1,179)	(886)
Other assets	147	790
Accounts payable	(327)	(95)
Accrued expenses	(104)	(1,283)
Income taxes payable	27	42

Net cash used in operating activities from continuing operations	(3,162)	(432)
Net cash used in operating activities from discontinued operations	(826)	(218)

Net cash used in operating activities	(3,988)	(650)

Cash flows from investing activities:
Capital expenditures	(53)	(101)
Maturities of short-term investments	11,890	3,763
Purchases of short-term investments	—	(3,940)

Net cash provided by (used in) investing activities	11,837	(278)

Cash flows from financing activities:
Proceeds from issuance of equity securities	18	74

Net cash provided by financing activities	18	74

Effect of exchange rates on cash and cash equivalents	199	204

Net decrease in cash and cash equivalents	8,066	(650)
Cash and cash equivalents at beginning of period	18,600	32,103

Cash and cash equivalents at end of period	$26,666	$31,453

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$8	$19

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. For further information, refer to the financial statements and notes thereto included in SCM Microsystems Inc.’s (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of our unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $10.6 million in cash, of which $9 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three months ended March 31, 2008 and 2007, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
Recent Accounting Pronouncements and Accounting Changes
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2008, we did not have any minority interests.
     On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. The adoption of SFAS No. 159 did not have an impact on our consolidated financial position, results of operations and cash flows.

     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.
     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
     The Company uses the following classifications to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:
     Cash equivalents include highly liquid debt investments (money market fund deposits and commercial papers) with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Short term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$15,020	$—	$—	$15,020
Commercial papers	5,981	—	—	5,981
Corporate notes	1,988	—	—	1,988

Total:	$22,989	$—	$—	$22,989

     As of March 31, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.
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
     The Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrolment or the date of purchase. Shares issued as a result of stock option exercises and purchases under the Company’s ESPP are newly issued shares. The Company’s ESPP, Director Option Plan and 1997 Stock Option Plan all expired in March 2007.
     As of March 31, 2008, an aggregate of approximately 3.1 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 1.8 million shares were subject to outstanding options.
     In calculating stock-based compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton options pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility.
     The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007:

	Three months
	Ended March 31,
	2008	2007
Cost of revenue	$12	$15
Research and development	19	22
Selling and marketing	55	30
General and administrative	(9)	61

Stock-based compensation expense before income taxes	$77	$128
Income tax benefit	0	0

Stock-based compensation expense after income taxes	$77	$128

  Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of March 31, 2008, a total of 1,331,555 shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan.

     A summary of the activity under the Company’s stock option plans for the three months ended March 31, 2008 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)
Balance at December 31, 2007	1,493,493	1,862,272	$10.97	$191,809	5.77

Options granted	(297,380)	297,380	$3.13	—	—
Options cancelled or expired	135,442	(385,624)	$17.79	—	—
Options exercised		(6,250)	$2.93	$1,507	—

Balance at March 31, 2008	1,331,555	1,767,778	$8.20	$0	6.26

Vested or expected to vest at March 31, 2008		1,590,285	$8.73	$0	6.09

Exerciseable at March 31, 2008		1,033,001	$11.66	$0	5.21

     The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2008 and 2007 was $1.39 and $2.09, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1,500 and $750, respectively. Cash proceeds from the exercise of stock options were $18,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively. An income tax benefit of below $1,000 was realized from stock option exercises during both three-month periods ended March 31, 2008 and 2007. At March 31, 2008, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.9 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Expected volatility	55%	60%

Dividend yield	0	0

Risk-free interest rate	2.15%	4.54%

Expected term (in years)	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three months ended March 31, 2008 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three months ended March 31, 2008 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three-month periods ended March 31, 2008 and 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
  1997 Employee Stock Purchase Plan
     Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase the Company’s common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the Company’s common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of the Company’s common stock each year. As of March 31, 2008, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.
     Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was zero and a benefit of $40,000, respectively. The benefit in the first three months of 2007 stemmed from the expiration of the plan before the expected offering periods had terminated. At March 31, 2008, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three months ended March 31, 2008, the DTV solutions business has been presented as discontinued operations in the unaudited consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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
     Based on a “Transition Services and Side Agreement” between the Company and Kudelski, revenues relating to the discontinued operations of the DTV solutions business were generated for a limited time after the sale of the DTV solutions business. Under this agreement, a service fee was earned by the Company for its services related to ordering products from a supplier and selling these products to Kudelski. The agreement was terminated at the end of the first quarter of 2007 and related revenues ceased to be generated after that period.

     The operating results for the discontinued operations of the DTV solutions business for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenue	$—	$496

Operating gain (loss)	$(4)	$34

Income (loss) before income taxes	$(4)	$57

Income tax benefit	$—	$—

Gain (loss) from discontinued operations	$(4)	$57
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating loss	$(82)	$(80)

Net loss before income taxes	$(118)	$(74)

Income tax provision	$(3)	$—

Loss from discontinued operations	$(121)	$(74)

4. Short-Term Investments
     At March 31, 2008, the entire short-term investment portfolio matures in 2008. The fair value of short-term investments at March 31, 2008 and December 31, 2007 was as follows (in thousands):

March 31, 2008
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$1,983	$5	$—	$1,988

December 31, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$13,872	$—	$(28)	$13,844
     The Company adopted SFAS No. 157, Fair Value Measurements, during the quarter ended March 31, 2008, see Note 1 — Basis of Presentation for further discussion and explanation.
     During each quarter, the Company evaluates its investments for possible asset impairment by examining a number of factors, including the current economic conditions and markets for each investment, as well as its cash position and anticipated cash needs for the short and long term. At March 31, 2008, no position with an unrealized loss existed.
5. Inventories
     Inventories consist of (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$1,559	$1,202
Finished goods	2,545	1,536
Total	$4,104	$2,738

6. Property and Equipment
     Property and equipment consists of (in thousands):

	March 31,	December 31,
	2008	2007
Land	$140	$142
Building and leasehold improvements	1,989	1,972
Furniture, fixtures and office equipment	3,355	3,223
Automobiles	34	35
Purchased software	3,691	3,526

Total	9,209	8,898

Accumulated depreciation	(7,723)	(7,376)

Property and equipment, net	$1,486	$1,522

     Depreciation expense was $0.1 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007, respectively.
7. Intangible Assets
     Amortization expense related to intangible assets for continuing operations was zero for the three months ended March 31, 2008, and $0.2 million for the three months ended March 31, 2007. No further amounts remain to be amortized in future periods.
8. Restructuring and Other Charges
     Continuing Operations
     In the three months ended March 31, 2008 and 2007, the Company incurred $0 restructuring and other charges related to continuing operations.
     Accrued liabilities related to restructuring actions and other activities during the three months ended March 31, 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract
	Commitments	Severance	Other Costs	Total
Balances as of January 1, 2007	$15	$106	$9	$130

Provision for 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in 2007	(3)	(102)	1	(104)

Balances as of December 31, 2007	12	—	10	22

Provision for Q1 2008	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q1 2008	—	—		—

Balances as of March 31, 2008	$12	$—	$10	$22

     Discontinued Operations
     In the first three months of 2008 and 2007, income from restructuring and other items related to discontinued operations was approximately $19,000 and $13,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the first three months of 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2007	$2,949	$352	$3,301

Provision for 2007	—	—	—
Changes in estimates	(70)	(40)	(110)

	(70)	(40)	(110)
Payments and other changes in 2007	(290)	37	(253)

Balances as of December 31, 2007	2,589	349	2,938

Provision for Q1 2008	—	—	—
Changes in estimates	(19)	—	(19)

	(19)	—	(19)
Payments and other changes in Q1 2008	(54)	26	(28)

Balances as of March 31, 2008	$2,516	$375	$2,891

     In April 2008, the Company entered into an agreement to terminate its lease agreement for the premises leased in the UK (see Note 13 to the financial statements for further discussion). In the second quarter of 2008, the Company recorded a gain of approximately $0.4 million in connection with the termination of this lease agreement.
9. Segment Reporting, Geographic Information and Major Customers
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; Executive Vice President, Strategic Sales and Business Development and Executive Vice President, Strategy, Marketing and Engineering.
     The Company’s continuing operations provide secure digital access solutions to original equipment manufacturers, or OEM customers in two markets segments: PC Security and Digital Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.
     Summary information by segment for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
PC Security:
Net revenue	$5,007	$7,096
Gross profit	2,147	3,243
Gross profit %	43%	46%

Digital Media Readers:
Net revenue	$1,457	$1,361
Gross profit	536	497
Gross profit %	37%	37%

Total:
Net revenue	$6,464	$8,457
Gross profit	2,683	3,740
Gross profit %	42%	44%

     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net revenue
Europe	$2,390	$2,408
United States	2,111	3,799
Asia-Pacific	1,963	2,250

Total	$6,464	$8,457

% of net revenue
Europe	37%	28%
United States	33%	45%
Asia-Pacific	30%	27%
     Long-lived assets by geographic location as of March 31, 2008 and December 31, 2007, are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Property and equipment, net:
United States	$11	$14
Europe	177	171
Asia-Pacific	1,298	1,337

Total	$1,486	$1,522

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. Those lease agreements existing as of March 31, 2008 expire at various dates during the next nine years.
     As a result of the termination of the lease contract for the premises leased in the UK, the future minimum lease payments during the next nine years will be reduced by $2.0 million (See Note 13 — Subsequent Events for further explanation).
     Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2008, total purchase and contractual commitments were approximately $5.1 million.
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

     Components of the reserve for warranty costs for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balances at January 1,	$36	$34
Additions related to sales during the period	12	17
Warranty costs incurred during the period	(8)	(16)
Adjustments to accruals related to prior period sales	(10)	2

Balances at March 31,	$30	$37

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2008	2007
Net income (loss) from continuing operations	$(1,570)	$134
Net Income (loss) from discontinued operations	(112)	6

Net income (loss)	$(1,682)	$140

Shares used in income (loss) per common share — basic	15,741	15,700
Effect of dilutive securities:
Employee and director stock options	0	42

Shares used in income (loss) per common share — diluted	15,741	15,742
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.10)	$0.01
Discontinued operations	$(0.01)	$0.00

Net income (loss) per common share — basic and diluted	$(0.11)	$0.01

     The computation of diluted net loss per common share for the three months ended March 31, 2008, excludes the effect of the potential exercise of options to purchase approximately 11,000 shares, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three months ended March 31, 2008, also excludes the effect of the potential exercise of options to purchase approximately 1.8 million shares, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net income per common share for the three months ended March 31, 2007, excludes the effect of the potential exercise of options to purchase approximately 1.6 million shares, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.

12. Legal Proceedings
     From time to time, the Company could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
13. Subsequent Events
     In April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK. A termination payment and related transaction costs of approximately $0.5 million was incurred and the related restructuring accruals of approximately $0.9 million were released in the second quarter of 2008. The transaction resulted in a net gain of approximately $0.4 million from discontinued operations in the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Part II — Item 1A, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I — Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware, software and silicon solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products in two market segments: PC Security and Digital Media Readers.
•	For the PC Security market, we offer smart card reader technology that enables authentication of individuals for applications such as electronic passports and drivers’ licenses, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities. Within the PC Security segment, we also offer a line of smart card solutions under the CHIPDRIVE® brand that include productivity applications such as time recording and attendance, physical access and password management for small and medium sized enterprises.

•	For the Digital Media Reader market, we offer digital media readers that are used to transfer digital content to and from various flash media. These readers are primarily used in digital photo kiosks.
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
     On May 22, 2006, we completed the sale of our Digital Television solutions (“DTV solutions”) business to Kudelski S.A. As a result, we have accounted for the DTV solutions business as a discontinued operation, and the statements of operations and cash flows for all periods presented reflect the discontinuance of this business. In addition, our operations previously included a retail Digital Media and Video business, which we sold in the third quarter of 2003. As a result of this sale and divestiture, beginning in the second quarter of fiscal 2003, we have accounted for the retail Digital Media and

Video business as a discontinued operation, and statements of operations for all periods presented reflect the discontinuance of this business. (See Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q.)
     Throughout most of 2007, our revenue growth strategy was primarily based on the introduction of new PC Security products to address emerging smart card-based security programs in Europe, including e-passport, national ID and e-health. Additionally, we implemented programs to expand sales of our CHIPDRIVE time recording solutions to markets outside Germany. We also continued our traditional focus on the U.S. government market, providing smart card readers for authentication programs within various federal agencies; as well as providing digital media readers for the photo kiosk market in the U.S.
     During 2007, we experienced sustained demand for our smart card readers and we experienced increased demand for our digital media readers in three of our four quarters. Order delays across our business reduced revenue levels in the second quarter of 2007. In recent months, we have experienced weaker demand for our smart card readers from the U.S. government sector, due, we believe, to a reduced level of overall activity in the market. In the first quarter of 2008, this resulted in a significant reduction in our PC Security and overall revenues.
     In late 2007, we began to implement a new growth strategy that aims to expand sales of existing product lines into new geographic markets and to diversify and expand our customer base. We have added sales resources in Latin America, Asia, Europe and the U.S. to increase our ability to address current and future business opportunities. For example, we have recently added sales resources to targeting authentication programs in the government and enterprise sectors in Latin America and Asia, and we have recently begun targeting the photo kiosk markets in Europe and Asia. We have also initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products.
     Additionally, in late 2007 and in early 2008, we reorganized and strengthened our management team with key executive hires and promotions. Felix Marx joined as Chief Executive Officer in October 2007; Sour Chhor joined as Executive Vice President, Strategy, Marketing and Engineering in February 2008; and Manfred Mueller was promoted to Executive Vice President, Strategic Sales and Business Development in March 2008. We believe our new executives and the new structure of our executive team strengthen our ability to anticipate and respond to market trends in our industry.
     In both our PC Security and Digital Media Reader businesses, pricing pressure has continued over the last several quarters. To counter this trend, in late 2006, we implemented cost reduction programs that have resulted in improvements to our product margins. We believe we can continue to offset pricing pressure and material cost increases with ongoing improvements in our supply chain systems.
     In our continuing operations, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our PC Security products, the majority of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Sales of our Digital Media Reader products are less subject to this variability based on market or project demands; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another.

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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At March 31, 2008, we have recorded valuation allowances against all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred and that the liability be measured at fair value. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring and other plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No.141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2008, we did not have any minority interests.
     On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. The adoption of SFAS No. 159 did not have an impact on our consolidated financial position, results of operations and cash flows.
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

     In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.
     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
     The Company uses the following classifications to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:
     Cash equivalents include highly liquid debt investments (money market fund deposits and commercial papers) with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Short term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$15,020	$—	$—	$15,020
Commercial papers	5,981	—	—	5,981
Corporate notes	1,988	—	—	1,988

Total:	$22,989	$—	$—	$22,989

     As of March 31, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.

Results of Operations
     Net Revenue. Summary information by product segment for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

			% change
	Three months ended		period to
	March 31,		period
	2008	2007
PC Security
Revenue	$5,007	$7,096	(29)%
Gross profit	2,147	3,243
Gross profit %	43%	46%

Digital Media Readers
Revenue	$1,457	$1,361	7%
Gross profit	536	497
Gross profit %	37%	37%

Total:
Revenue	$6,464	$8,457	(24)%
Gross profit	2,683	3,740
Gross profit %	42%	44%
     Net revenue for the first quarter of 2008 was $6.5 million, down 24% compared to $8.5 million for the same period of 2007. This decrease in revenue resulted from lower sales of our PC Security products that were only partially offset by higher sales of our Digital Media Reader products.
     Our PC Security product line principally consists of smart card readers and related chip technology that are primarily used in large security programs where smart cards are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises and are primarily sold in Europe. The majority of revenue in our PC Security business segment is government, financial or enterprise programs and is subject to significant variability based on the size and timing of customer orders.
     Sales of our PC Security products were $5.0 million in the first quarter of 2008, down 29% from sales of $7.1 million in the first quarter of 2007. The decrease in sales between the two periods was primarily due to a significant reduction in sales of our smart card reader products for U.S. government authentication programs, as a result of slower than expected project deployment schedules and overall weaker demand from this market. We sold higher than usual volumes of smart card interface chips to laptop and keyboard manufacturers in Asia in the first quarter of 2008. Sales of smart card reader products in Europe remained stable.
     Our Digital Media Reader product line consists of digital media readers and related ASIC technology used to provide an interface for flash memory cards, primarily embedded in digital photography kiosks, where the readers are used to download and print digital photos. Two to three customers, historically, have accounted for approximately two-thirds of sales in this business segment. As a result, revenue in our Digital Media Reader product line can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders.
     Sales of our Digital Media Reader products were $1.5 million in the first quarter of 2008, an increase of 7% from sales of $1.4 million in the same period of 2007. During the first quarter of 2008, we began to experience lower order levels from a significant customer as they prepare to introduce a new photo kiosk model which will utilize a different version of our media readers.
     Gross Profit. Gross profit for the first quarter of 2008 was $2.7 million, or 42% of revenue, compared with $3.7 million, or 44% of revenue in the first quarter of 2007.

     Gross profit for our PC Security products was 43% for the first quarter of 2008, compared with 46% for the first quarter of 2007. The decrease in gross profit in the first quarter of 2008 compared with the same period of 2007 was primarily due to lower revenue levels, and therefore relatively higher fixed costs, in the first quarter of 2008.
     Gross profit for our Digital Media Reader products was 37% for the first quarter of 2008, unchanged from 37% for the first quarter of 2007.
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
     Research and Development.

			% change
	Three months ended March 31,		period to
(in thousands)	2008	2007	period

Expenses	$1,035	$720	44%
Percentage of total revenues	16%	9%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware and firmware products.
     We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses were $1.0 million in the first quarter of 2008, or 16% of revenue, compared with $0.7 million in the first quarter of 2007, or 9% of revenue, an increase of 44%. This increase was primarily related to the development of a new contactless USB dongle for financial and enterprise applications, as well as to increased development activity related to readers for the German e-health program.
     We expect our research and development expenses to vary based on future project demands and on the markets we target.
     Selling and Marketing.

			% change
	Three months ended March 31,		period to
(in thousands)	2008	2007	period

Expenses	$2,161	$1,559	39%
Percentage of total revenues	33%	18%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities, including government authentication, e-health, financial services and the market for time recording solutions for small- and medium-sized businesses. Selling and marketing expenses were $2.2 million in the first quarter of 2008, or 33% of revenue, compared with $1.6 million in the first quarter of 2007, or 18% of revenue, an increase of 39%. The increase was primarily due to the hiring of new sales resources over the past two quarters in Latin America, Asia, Europe and the U.S. to enhance our ability to address current and future business opportunities, as well as an increased level of travel expenses related to new business development activities.
     General and Administrative.

			% change
	Three months ended March 31,		period to
(in thousands)	2008	2007	period

Expenses	$1,503	$1,400	7%
Percentage of total revenues	23%	17%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.
     In the first quarter of 2008, general and administrative expenses were $1.5 million, or 23% of revenue, compared with $1.4 million, or 17% of revenue in the first quarter of 2007, an increase of 7%. The increase was primarily due to the devaluation of the dollar against foreign currencies, namely the Euro, as we pay the majority of general and administrative expenses in local currency but account for those expenses in dollars.
     Amortization of Intangibles. Amortization of intangibles was zero during the first quarter of 2008, compared with $0.2 million during the first quarter of 2007. No further amounts remain to be amortized in future periods as the intangible assets have been fully amortized.
     Interest and other Income, net. Interest and other income, net consists of interest earned on invested cash and foreign currency gains or losses. In the first quarter of 2008, interest income resulting from invested cash balances was $0.3 million, compared with interest income of $0.4 million in the first quarter of 2007. Foreign currency gains were $0.2 million in the first quarter of 2008 compared to foreign currency losses of $0.1 million in the first quarter of 2007.
     Income Taxes. In the first quarter of 2008, we recorded a provision for income taxes of $47,000, primarily for minimum taxation and taxes payable in foreign jurisdictions that were not offset by operating loss carryforwards. The provision for income taxes of $60,000 during the first quarter of 2007 related primarily to minimum taxation and other taxes payable that could not be offset with operating loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the first quarter of 2008 and 2007 was zero and $0.5 million, respectively. Operating loss for the DTV solutions business in the first quarter of 2008 was $4,000, compared to an operating gain of $34,000 in the first quarter of 2007.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in the first quarter of each of 2008 and 2007. Operating loss for the retail Digital Media and Video business was $0.1 million in the first quarter of each of 2008 and 2007.
     During the first quarter of 2008 and 2007, net gain on the disposal of discontinued operations was approximately $13,000 and $23,000, respectively.
     Liquidity and Capital Resources
     As of March 31, 2008, our working capital, which we have defined as current assets less current liabilities, was $32.7 million, compared to $34.0 million as of December 31, 2007, a decrease of approximately $1.3 million. The reduction in working capital for the first three months of 2008 primarily reflects lower cash and cash equivalents and short-term investments of $3.7 million, partly offset by a $2.5 million increase from the combined development of accounts receivable, inventories and other current assets while current liabilities have remained nearly unchanged.
     Cash and cash equivalents and short-term investments were $28.7 million as of March 31, 2008, a decrease of approximately $3.7 million compared to the balance of $32.4 million as of December 31, 2007.
     The following summarizes our cash flows for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31,
2008
Operating cash used in continuing operations	$(3,162)
Operating cash used in discontinued operations	(826)
Investing cash provided	11,837
Financing cash flow	18
Effect of exchange rate changes on cash and cash equivalents	199

Increase in cash and cash equivalents	8,066
Cash and cash equivalents at beginning of period	18,600

Cash and cash equivalents at end of period	$26,666

     During the first three months of 2008, cash used in operating activities was $4.0 million. This use of cash consisted of a net loss of $1.7 million, the cash use of approximately $1.8 million from net changes in operating assets and liabilities and the cash use of approximately $0.7 million from the net changes in the assets and liabilities from discontinued operations partially offset by cash flow adjustments for depreciation, amortization and stock compensation totaling $0.2 million.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.9 million at March 31, 2008. As a result of the agreement to terminate our lease contract for the UK during the second quarter of 2008, the future minimum lease payments during the next nine years will be reduced by $2.0 million (see Note 13 to the financial statements for further explanation). Inventory and other purchase commitments were approximately $5.1 million at March 31, 2008.
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
     Cash provided from investing activities for the three months ended March 31, 2008, was primarily from the maturity of short-term investments of $11.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first three months of 2008. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008, such that the information relating to our business and operations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures in relation to the provisions of Sarbanes-Oxley, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, during the first quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
     (c) Inherent Limitations on Effectiveness of Controls
     A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SCM have been or will be detected.
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
Item 1A. Risk Factors
     Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described in the following risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.
     We have incurred operating losses and may not achieve profitability.
     We have a history of losses with an accumulated deficit of $193.8 million as of March 31, 2008. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses; and we may be unable to achieve or maintain profitability.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 58% of revenue in the first three months of 2008 and 61% of revenue in fiscal year 2007. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media Reader business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first half of 2007, we experienced a significant reduction in sales of our Digital Media Reader products due to the loss of a major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.
We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In recent months we have also focused on expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base. For example, we have recently added sales resources to target authentication programs in the government and enterprise sectors in Latin America and Asia, and have recently begun to target the photo kiosk markets in Europe and Asia. We have also initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products. Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. For example, in the second quarter of 2007, we experienced lower sales of our PC Security products in Europe in part as a result of delays in the timing of orders for several smart card programs. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or the size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
•	general economic conditions;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy security applications that will drive demand for reader solutions such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.
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
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. For example, external smart card reader devices that plug into a PC to provide security in the logon process are being replaced by integrated smart card interface chips that are embedded directly into laptops or keyboards. Product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.
     Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. For example, we are currently developing a range of new products featuring a secure wireless connectivity known as near field communication, which we believe will be important to capture business in the future. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. In developing our products, we must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales. We expect that our product development efforts will continue to require substantial investments and we may not have sufficient resources to make the necessary investments.
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
A number of factors impact our tax position, including:
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
     Each of these factors make it more difficult for us to project or achieve expected tax results. An increase or decrease in our tax liabilities due to these or other factors could adversely affect our financial results in future periods.
Large stock holdings outside the U.S. make it difficult for us to achieve quorum at stockholder meetings and this could restrict, delay or prevent our ability to implement future corporate actions, as well as have other effects, such as the delisting of our stock from the NASDAQ Stock Market.
     To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. As of May 2, 2008, the record date for our 2008 Annual Meeting of Stockholders, approximately 50% of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and business customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
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
     Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Germany, India, Japan and the United States. We also must manage contract manufacturers in several different countries, including, for example, Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has resulted in a level of operational spending that is disproportionately high compared to our current revenue levels.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 67% of our revenue for the three months ended March 31, 2008 and approximately 49% of our revenue for the year ended December 31, 2007 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. For example, our general and administrative expenses in the first quarter of 2008 were higher than in the same period of the previous year primarily due to the devaluation of the dollar as compared with the euro. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
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
     Likewise, as a small, dual-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 creates additional liability and exposure for directors and financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high level of corporate governance could be impaired.
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
     We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Any changes in accounting rules or policies in the future may result in significant accounting charges.
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
     In addition, all internal control systems, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of control can provide absolute assurance, that all control issues and instances of fraud, if any, within the Company have been or will be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Any failure of our internal control systems to be effective could adversely affect our business.
     We face risks from litigation.
     From time to time, we may be subject to litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.
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
     From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of May 5, 2008, 15,743,515 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 Stock Option Plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of March 31, 2008, an aggregate of approximately 3.1 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.8 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
     In addition, the potential issuance of additional shares of our common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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

Registrant SCM MICROSYSTEMS, INC.
May 14, 2008	/s/ Felix Marx
Felix Marx
Chief Executive Officer

May 14, 2008	/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION OF DOCUMENT

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.31(4)*	Employment Agreement between Sour Chhor and SCM GmbH dated January 21, 2008.

10.32(4)*	Side Letter to the Employment Agreement between Sour Chhor and SCM GmbH dated January 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(3)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(4)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.