Form 10-Q
period 2008-06-30
SCM MICROSYSTEMS INC
filed 2008-08-12
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At August 5, 2008, 15,743,515 shares of common stock were outstanding.

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$6,520	$4,647	$12,984	$13,104
Cost of revenue	3,697	3,314	7,478	8,031

Gross profit	2,823	1,333	5,506	5,073

Operating expenses:
Research and development	1,043	792	2,078	1,512
Selling and marketing	2,569	1,618	4,730	3,177
General and administrative	1,518	2,879	3,021	4,279
Amortization of intangible assets	0	97	0	272

Total operating expenses	5,130	5,386	9,829	9,240

Loss from operations	(2,307)	(4,053)	(4,323)	(4,167)
Interest and other income, net	330	412	824	720

Loss from continuing operations before income taxes	(1,977)	(3,641)	(3,499)	(3,447)
Provision for income taxes	(1)	(32)	(48)	(92)

Loss from continuing operations	(1,978)	(3,673)	(3,547)	(3,539)
Loss from discontinued operations, net of income taxes	(26)	(102)	(151)	(119)
Gain on sale of discontinued operations, net of income taxes	496	1,530	509	1,553

Net loss	$(1,508)	$(2,245)	$(3,189)	$(2,105)

Loss per share from continuing operations:
Basic and diluted	$(0.13)	$(0.23)	$(0.22)	$(0.23)

Gain per share from discontinued operations:
Basic and diluted	$0.03	$0.09	$0.02	$0.09

Net loss per share:
Basic and diluted	$(0.10)	$(0.14)	$(0.20)	$(0.14)

Shares used to compute basic and diluted income (loss) per share	15,744	15,730	15,742	15,715

Comprehensive loss:
Net loss	$(1,508)	$(2,245)	$(3,189)	$(2,105)
Unrealized gain (loss) on investments	(5)	(1)	28	10
Foreign currency translation adjustment	(516)	306	(179)	534

Total comprehensive loss	$(2,029)	$(1,940)	$(3,340)	$(1,561)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIESCONDENSED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,991	$18,600
Short-term investments	0	13,844
Accounts receivable, net of allowances of $443 and $341 as of June 30, 2008 and December 31, 2007, respectively	7,228	8,638
Inventories	4,108	2,738
Other current assets	1,483	1,455

Total current assets	40,810	45,275
Property and equipment, net	1,431	1,522
Other assets	1,884	1,767

Total assets	$44,125	$48,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,733	$3,063
Accrued compensation and related benefits	1,528	1,213
Accrued restructuring and other charges	1,877	2,960
Accrued professional fees	869	993
Accrued royalties	408	417
Other accrued expenses	2,314	2,325
Income taxes payable	340	277

Total current liabilities	10,069	11,248

Deferred tax liability	81	77
Long-term income taxes payable	133	200
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,362 and 16,356 shares issued and 15,744 and 15,737 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	229,557	229,414
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(195,278)	(192,089)
Accumulated other comprehensive income	2,324	2,475

Total stockholders’ equity	33,842	37,039

Total liabilities and stockholders’ equity	$44,125	$48,564

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,189)	$(2,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from discontinued operations	(358)	(1,434)
Depreciation and amortization	152	416
Loss (gain) on disposal of fixed assets	—	(6)
Stock compensation expense	125	407
Deferred income taxes	4	9
Changes in operating assets and liabilities:
Accounts receivable	1,265	2,148
Inventories	(1,396)	(1,919)
Other assets	(131)	859
Accounts payable	(217)	(1,430)
Accrued expenses	174	(985)
Income taxes payable	(21)	43

Net cash used in operating activities from continuing operations	(3,592)	(3,997)
Net cash provided by (used in) operating activities from discontinued operations	(664)	1,190

Net cash used in operating activities	(4,256)	(2,807)

Cash flows from investing activities:
Capital expenditures	(159)	(164)
Maturities of short-term investments	13,873	7,699
Purchases of short-term investments	—	(8,862)

Net cash provided by (used in) investing activities	13,714	(1,327)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	18	104

Net cash provided by financing activities	18	104

Effect of exchange rates on cash and cash equivalents	(85)	443

Net increase (decrease) in cash and cash equivalents	9,391	(3,587)
Cash and cash equivalents at beginning of period	18,600	32,103

Cash and cash equivalents at end of period	$27,991	$28,516

Supplemental disclosures of cash flow information:
Income taxes paid	$51	$45

Property and equipment invoices in accounts payable	$24	$6

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. For further information, refer to the financial statements and notes thereto included in SCM Microsystems, Inc.’s (“SCM” or “the Company”) Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of our unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2008 and 2007, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
Recent Accounting Pronouncements and Accounting Changes
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of June 30, 2008, SCM did not have any minority interests.
     On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. The adoption of SFAS No. 159 did not have an impact on SCM’s consolidated financial position, results of operations or cash flows.

     On January 1, 2008, SCM adopted SFAS No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.
     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on the Company’s judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
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
     Short term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of June 30, 2008, the Company has no short term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$16,168	$—	$—	$16,168
Commercial papers	5,967	—	—	5,967

Total:	$22,135	$—	$—	$22,135

     As of June 30, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.
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
     The Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and purchases under the Company’s ESPP were newly issued shares. The Company’s ESPP, Director Option Plan and 1997 Stock Option Plan all expired in March 2007. In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants.
     As of June 30, 2008, an aggregate of approximately 3.1 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 2.0 million shares were subject to outstanding options.
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
     The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$(2)	$19	$10	$33
Research and development	6	22	25	45
Selling and marketing	6	70	62	100
General and administrative	37	167	28	229

Stock-based compensation expense before income taxes	$47	$278	$125	$407
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$47	$278	$125	$407

   Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of June 30, 2008, a total of 1,127,726 shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 2.0 million shares were reserved for future issuance pursuant to outstanding options.

     A summary of the activity under the Company’s stock option plans for the six months ended June 30, 2008 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)
Balance at December 31, 2007	1,493,493	1,862,272	$10.97	$191,809	5.77

Options granted	(506,171)	506,171	$3.12	—	—
Options cancelled or expired	140,404	(392,480)	$17.62	—	—
Options exercised		(6,250)	$2.93	$1,507	—

Balance at June 30, 2008	1,127,726	1,969,713	$7.66	$26,147	5.99

Vested or expected to vest at June 30, 2008		1,769,443	$8.15	$24,552	5.84

Exerciseable at June 30, 2008		1,060,891	$11.42	$11,413	4.89

     The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2008 was $1.38 and $1.39, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2007 was $1.02 and $1.91, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0 and $1,500, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $7,578 and $8,331, respectively. Cash proceeds from the exercise of stock options were $0 and $18,000 for the three and six months ended June 30, 2008, respectively. Cash proceeds from the exercise of stock options were $30,149 and $33,135 for the three and six months ended June 30, 2007, respectively. An income tax benefit of less than $1,000 was realized from stock option exercises during both the three and six months ended June 30, 2008. No income tax benefit was realized from stock option exercises during both the three and six months ended June 30, 2007. At June 30, 2008, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 3.0 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	54%	57%	54%	58%

Dividend yield	0	0	0	0

Risk-free interest rate	3.13%	4.90%	2.64%	4.73%

Expected term (in years)	4.00	4.00	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for both the three and six months ended June 30, 2008 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for both the three and six months ended June 30, 2008 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for both the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. FASB SFAS No. 123 — revised 2004 (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.
  1997 Employee Stock Purchase Plan
     Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase the Company’s common stock through payroll deductions of up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the Company’s common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of the Company’s common stock each year. As of June 30, 2008, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.
     Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for both the three months and six months ended June 30, 2008 was zero. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was zero and a benefit of $40,000, respectively. The benefit in the first six months of 2007 stemmed from the expiration of the plan before the expected offering periods had terminated. At June 30, 2008, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million, which was paid in May 2007.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for both the three and six months ended June 30, 2008, the DTV solutions business has been presented as discontinued operations in the unaudited consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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

     The operating results for the discontinued operations of the DTV solutions business for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$—	$—	$—	$496

Operating loss	$(2)	$(46)	$(6)	$(12)

Income (loss) before income taxes	$(2)	$(46)	$(6)	$11

Income tax benefit (provision)	$—	$(16)	$—	$(16)

Income (loss) from discontinued operations	$(2)	$(62)	$(6)	$(5)
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$—	$—	$—	$—
Operating loss	$(62)	$(74)	$(144)	$(154)
Net loss before income taxes	$(22)	$(40)	$(140)	$(114)
Income tax provision	$(2)	$—	$(5)	$—
Loss from discontinued operations	$(24)	$(40)	$(145)	$(114)
     In April 2008, the Company entered into an agreement to terminate its lease agreement for the premises leased in the UK, which resulted in approximately $0.4 million gain on sale of discontinued operations in the second quarter of 2008.

4. Short-Term Investments
     At June 30, 2008, the amount of short term investments was zero. The fair value of short-term investments at December 31, 2007 was as follows (in thousands):

December 31, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$13,872	$—	$(28)	$13,844
     The Company adopted SFAS No. 157 during the quarter ended March 31, 2008, see Note 1 — Basis of Presentation for further discussion and explanation.
5. Inventories
     Inventories consist of (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$1,405	$1,202
Finished goods	2,703	1,536

Total	$4,108	$2,738

6. Property and Equipment
     Property and equipment consists of (in thousands):

	June 30,	December 31,
	2008	2007
Land	$131	$142
Building and leasehold improvements	1,906	1,972
Furniture, fixtures and office equipment	3,200	3,223
Automobiles	32	35
Purchased software	3,628	3,526

Total	8,897	8,898

Accumulated depreciation	(7,466)	(7,376)

Property and equipment, net	$1,431	$1,522

     Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2007, respectively.
7. Intangible Assets
     Amortization expense related to intangible assets for continuing operations was zero for the three and six months ended June 30, 2008, and $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively. No further amounts remain to be amortized in future periods.

8. Restructuring and Other Charges
     Continuing Operations
     During the three- and six month periods ended June 30, 2008 and 2007, the Company incurred no restructuring and other charges related to continuing operations.
     Accrued liabilities related to restructuring actions and other activities during the six months ended June 30, 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2007	$15	$106	$9	$130

Provision for 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in 2007	(3)	(102)	1	(104)

Balances as of December 31, 2007	12	—	10	22

Provision for Q1 2008	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q1 2008	—	—		—

Balances as of March 31, 2008	12	—	10	22

Provision for Q2 2008	—	—	—	—
Changes in estimates	—	—	—	—

	12	—	10	22
Payments and other changes in Q2 2008	(1)	—	—	(1)

Balances as of June 30, 2008	$11	$—	$10	$21

     Discontinued Operations
     During the three and six months ended June 30, 2008, income from restructuring and other items related to discontinued operations was approximately $0.5 million, which related primarily to an agreement to terminate the lease for the premises leased in the UK in April 2008. A termination payment and related transaction costs of approximately $0.5 million were incurred and the related restructuring accruals of approximately $0.9 million were released. The transaction resulted in a net gain of approximately $0.4 million from discontinued operations.
     During the three and six months ended June 30, 2007, income from restructuring and other items related to discontinued operations was approximately $63,000 and $76,000, respectively.

     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the six months ended June 30, 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2007	$2,949	$352	$3,301

Provision for 2007	—	—	—
Changes in estimates	(70)	(40)	(110)

	(70)	(40)	(110)
Payments and other changes in 2007	(290)	37	(253)

Balances as of December 31, 2007	2,589	349	2,938

Provision for Q1 2008	—	—	—
Changes in estimates	(19)	—	(19)

	(19)	—	(19)
Payments and other changes in Q1 2008	(54)	26	(28)

Balances as of March 31, 2008	2,516	375	2,891

Provision for Q2 2008	—	—	—
Changes in estimates	(494)	—	(494)

	(494)	—	(494)
Payments and other changes in Q2 2008	(539)	(2)	(541)

Balances as of June 30, 2008	$1,483	$373	$1,856

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
     The Company’s continuing operations provide secure digital access solutions to original equipment manufacturers, or OEMs in two markets segments: PC Security and Digital Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
PC Security:
Net revenue	$4,878	$3,864	$9,885	$10,960
Gross profit	2,276	1,256	$4,423	$4,499
Gross profit %	47%	33%	45%	41%

Digital Media Readers
Net revenue	$1,642	$783	$3,099	$2,144
Gross profit	547	77	$1,083	$574
Gross profit %	33%	10%	35%	27%

Total:
Net revenue	$6,520	$4,647	$12,984	$13,104
Gross profit	2,823	1,333	5,506	5,073
Gross profit %	43%	29%	42%	39%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue
Europe	$2,697	$1,705	$5,087	$4,113
United States	2,449	2,140	4,560	5,939
Asia-Pacific	1,374	802	3,337	3,052

Total	$6,520	$4,647	$12,984	$13,104

% of net revenue
Europe	41%	37%	39%	31%
United States	38%	46%	35%	46%
Asia-Pacific	21%	17%	26%	23%
     Long-lived assets by geographic location as of June 30, 2008 and December 31, 2007, are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Property and equipment, net:
United States	$9	$14
Europe	221	171
Asia-Pacific	1,201	1,337

Total	$1,431	$1,522

All of the long-lived assets as of June 30, 2008 and December 31, 2007, disclosed for Asia-Pacific, relate to our facilities in India.

10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. Those lease agreements existing as of June 30, 2008 expire at various dates during the next five years.
     Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2008, total purchase and contractual commitments due within one year were approximately $11.9 million, and additional purchase and contractual commitments due within two years were approximately $3.0 million.
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
     Components of the reserve for warranty costs for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balances at January 1	$36	$34
Additions related to sales during the period	26	31
Warranty costs incurred during the period	(13)	(27)
Adjustments to accruals related to prior period sales	(24)	(7)

Balances at June 30	$25	$31

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(1,978)	$(3,673)	$(3,547)	$(3,539)
Income from discontinued operations	470	1,428	358	1,434

Net income (loss)	$(1,508)	$(2,245)	$(3,189)	$(2,105)

Weighted average common shares outstanding used in income (loss) per common share - basic and diluted	15,744	15,730	15,742	15,715
Net income (loss) per common share - basic and diluted
Continuing operations	$(0.13)	$(0.23)	$(0.22)	$(0.23)
Discontinued operations	$0.03	$0.09	$0.02	$0.09

Net income (loss) per common share - basic and diluted	$(0.10)	$(0.14)	$(0.20)	$(0.14)

     The computation of diluted net loss per common share for the three and six months ended June 30, 2008 excludes the effect of the potential exercise of options to purchase approximately 3,000 and 7,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three and six months ended June 30, 2008 also excludes the effect of the potential exercise of options to purchase approximately 1.9 million and 1.8 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Part II — Item 1A, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.
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
     Historically, we have sold a significant proportion of our PC Security products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. In the first half of 2008, we have experienced weak demand for our smart card readers from the U.S. government sector, primarily due to a reduced level of overall activity in the market as a result of ongoing project and budget delays. During this same period, we have experienced increased sales in Asia of lower-priced interface chips for embedded smart card readers, as demand in the U.S. government sector and elsewhere has shifted away from external reader devices towards readers embedded within laptops and keyboards. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market opportunity and the shift in demand to embedded readers in the U.S. government market have resulted in reduced revenue for us, which we believe is not likely to return to previous levels. We have put in place a number of strategies to offset the decline in our US government business and to grow revenues over the long-term, as discussed below.
     Throughout most of 2007, our revenue growth strategy was primarily based on the introduction of new PC Security products to address emerging smart card-based security programs in Europe, including e-passport, national ID and e-health. Additionally, we implemented programs to expand sales of our CHIPDRIVE business productivity solutions to markets outside Germany. We also continued our traditional focus on the U.S. government market, providing smart card readers for authentication programs within various federal agencies; as well as providing digital media readers for the photo kiosk market in the U.S. In the first half of 2008, we sold our first CHIPDRIVE products in non-German markets.
     In late 2007, we began to implement a new growth strategy that aims to expand sales of existing product lines into new geographic markets and to diversify and expand our customer base. As part of this strategy, we added sales resources in Europe, Latin America, Asia and the U.S. to increase our ability to address current and future business opportunities. For example, we added sales resources to target authentication programs in the government and enterprise sectors in Latin America and Asia and we began targeting the photo kiosk markets in Europe and Asia. As sales cycles for government projects and design cycles for photo kiosks may take several months, we believe we will begin to realize revenue from these investments in late 2008.
     In early 2008, we implemented an additional growth strategy aimed at further diversifying and expanding our customer base by targeting the emerging contactless reader market. We have begun to develop new PC Security products based on contactless technologies such as Near Field Communication and FeliCa® and have initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with our contactless reader products. We believe this strategy is beginning to have a positive impact on our business, as sales of our new contactless readers comprised a significant percentage of revenue in our PC Security business in the second quarter of 2008.
     Additionally, in late 2007 and in early 2008, we reorganized and strengthened our management team with key executive hires and promotions. Felix Marx joined as Chief Executive Officer in October 2007; Sour Chhor joined as Executive Vice President, Strategy, Marketing and Engineering in February 2008; and Manfred Mueller was promoted to Executive Vice President, Strategic Sales and Business Development in March 2008. In the first half of 2008 we have also added expertise in contactless technologies and the contactless market with the addition of new sales, marketing and engineering staff from the contactless industry. We believe our new executives and the new structure of our executive team strengthen our ability to anticipate and respond to market trends both in the traditional smart card industry and in the emerging market for contactless solutions.
     In our continuing operations, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our PC Security products, a significant proportion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Sales of our Digital Media Reader products are less subject to this variability based on market or project demands; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another.
     Both our PC Security and Digital Media Reader businesses are subject to ongoing pricing pressure. To counter this trend, we have implemented cost reduction programs that have resulted in ongoing improvements to our product margins.

We believe we can also continue to offset pricing pressure and material cost increases with ongoing improvements in our supply chain systems.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At June 30, 2008, we have recorded valuation allowances against all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could

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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of June 30, 2008, we did not have any minority interests.
     On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. The adoption of SFAS No. 159 did not have an impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on the Company’s judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
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
     We use the following classifications to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:
     Cash equivalents include highly liquid debt investments (money market fund deposits and commercial papers) with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Short term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of June 30, 2008, the company has no short term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$16,168	$—	$—	$16,168
Commercial papers	5,967	—	—	5,967

Total:	$22,135	$—	$—	$22,135

     As of June 30, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.
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

Results of Operations
     Net Revenue. Summary information by product segment for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Six months ended		period to
	June 30,		period	June 30,		period
	2008	2007		2008	2007
PC Security
Revenue	$4,878	$3,864	26%	$9,885	$10,960	(10)%
Gross profit	2,276	1,256		4,423	4,499
Gross profit %	47%	33%		45%	41%

Digital Media Readers
Revenue	$1,642	$783	110%	$3,099	$2,144	45%
Gross profit	547	77		1,083	574
Gross profit %	33%	10%		35%	27%

Total:
Revenue	$6,520	$4,647	40%	$12,984	$13,104	(1)%
Gross profit	2,823	1,333		5,506	5,073
Gross profit %	43%	29%		42%	39%
     Net revenue for the second quarter of 2008 was $6.5 million, up 40% from $4.6 million for the same period of 2007. The increase in second quarter revenue year over year was driven by higher sales of both our PC Security and Digital Media Reader products. For the first six months of 2008, net revenue was $13.0 million, down 1% from revenue of $13.1 million for the first six months of 2007. The decrease in revenue for the six months of 2008 compared with the prior year period resulted from lower sales of our PC Security products in the first quarter of 2008 that were only partially offset by higher sales of our Digital Media Reader products.
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
     Sales of our PC Security products were $4.9 million in the second quarter of 2008, up 26% from sales of $3.9 million in the second quarter of 2007. Sales levels in the second quarter of 2007 reflected budget freezes in the U.S. federal government sector and delays in European smart card projects during the period.
     In the second quarter of 2008, sales to the U.S. government sector were impacted by overall weak demand. In addition, demand for external smart card readers for U.S. government programs continued to decline in favor of readers embedded within keyboards and laptops. We sold large volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia in the second quarter of 2008; however these chips have a lower average selling price than our external smart card readers. European sales of our PC Security products in the second quarter of 2008 were strong and balanced across various markets, including enterprise, government and small business, and across geographic regions. We also experienced significant sales contribution from our new contactless reader products.
     For the first six months of 2008, sales of PC Security products were $9.9 million, down 10% from sales of $11.0 million for the first six months of 2007. The decrease in sales in the first six months of 2008 compared with the prior year was primarily due to a significant reduction in sales of our smart card reader products for U.S. government authentication programs, as a result of weak demand overall in this market and increasing demand for readers embedded within laptops and keyboards rather than external reader devices. This decrease was somewhat offset by the higher sales in Asia of interface chips for embedded readers.

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
     Sales of our Digital Media Reader products were $1.6 million in the second quarter of 2008, an increase of 110% from sales of $0.8 million in the same period of 2007. For the first six months of 2008, sales of Digital Media Reader products were $3.1 million, up 45% from sales of $2.1 million for the first six months of 2007. The increase in Digital Media Reader sales in both the second quarter and the first six months of 2008 compared with the same periods of the prior year was primarily due to a significant reduction in orders from one of our two major customers in the second quarter of 2007 as a result of significantly reduced demand in its end markets.
     Gross Profit. Gross profit for the second quarter of 2008 was $2.8 million, or 43% of revenue, compared with $1.3 million, or 29% of revenue in the second quarter of 2007.
     Gross profit for our PC Security products was 47% of revenue for the second quarter of 2008, compared with 33% for the second quarter of 2007. The increase in gross profit in the second quarter of 2008 compared with the same period of 2007 was primarily due to higher revenue levels in the 2008 period, as well as a more favorable mix of higher margin products, including a relatively higher proportion of sales of our CHIPDRIVE products, and product cost reductions.
     Gross profit for our Digital Media Reader products was 33% for the second quarter of 2008, up from 10% for the second quarter of 2007. The increase in gross profit in the second quarter of 2008 compared with the same period of 2007 was primarily due to higher revenue levels in the 2008 period.
     For the first six months of 2008, gross profit was $5.5 million, or 42% of revenue, compared with $5.1 million, or 39% of revenue for the first six months of 2007. The improvement in gross profit margin in the first six months of 2008 compared with the prior year primarily is due to a more favorable mix of higher margin products overall and product cost reductions in our PC Security business.
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
     Research and Development.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2008	2007	period	2008	2007	period

Expenses	$1,043	$792	32%	$2,078	$1,512	37%
Percentage of total revenues	16%	17%		16%	12%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware and firmware products.
     We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses were $1.0 million in the second quarter of 2008, or 16% of revenue, compared with $0.8 million in the second quarter of 2007, or 17% of revenue, an increase of 32%. For the first six months of 2008, research and development expenses were $2.1 million, or 16% of revenue, compared with $1.5 million, or 12% of revenue for the first six months of 2007, an increase of 37%. Higher research and development expenses in the second quarter and first six months of 2008 compared with the prior year are primarily due to the development of new contactless PC Security products and increased development activity related to readers for the German e-health program.
     We expect our research and development expenses to vary based on future project demands and on the markets we target.

     Selling and Marketing.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2008	2007	period	2008	2007	period

Expenses	$2,569	$1,618	59%	$4,730	$3,177	49%
Percentage of total revenues	39%	35%		36%	24%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities, including government authentication, e-health, financial services and the market for time recording solutions for small- and medium-sized businesses. Selling and marketing expenses were $2.6 million in the second quarter of 2008, or 39% of revenue, compared with $1.6 million in the second quarter of 2007, or 35% of revenue, an increase of 59%. For the first six months of 2008, sales and marketing expenses were $4.7 million, or 36% of revenue, compared with $3.2 million, or 24% of revenue in the first six months of 2007, an increase of 49%. Higher sales and marketing expenses in the second quarter and first six months of 2008 compared with the prior year are primarily due to the hiring of new sales resources over the past several quarters in Latin America, Asia, Europe and the U.S. to enhance our ability to address current and future business opportunities, as well as an increased level of travel expenses related to new business development activities. Also included in the second quarter and first six months of 2008 are approximately $0.2 million in severance costs associated with the reorganization of our product marketing function as part of our strategy to enter the contactless market.
     General and Administrative.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2008	2007	period	2008	2007	period

Expenses	$1,518	$2,879	(47)%	$3,021	$4,279	(29)%
Percentage of total revenues	23%	62%		23%	33%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.
     In the second quarter of 2008, general and administrative expenses were $1.5 million, or 23% of revenue, compared with $2.9 million, or 62% of revenue in the second quarter of 2007, a decrease of 47%. Included in the second quarter of 2007 are severance and other costs associated with the resignation of our former chief executive officer, totaling $1.4 million. For the first six months of 2008, general and administrative expenses were $3.0 million, compared with $4.3 million in the first six months of 2007, a decrease of 29%, which included the $1.4 million in severance and other costs as mentioned above. General and administrative expenses in the first six months of 2008 have been negatively impacted by the devaluation of the dollar against foreign currencies, mainly the euro, as we pay the majority of these expenses in local currency but account for those expenses in dollars.
     Amortization of Intangibles. Amortization of intangibles was zero during the second quarter of 2008, compared with $0.1 million during the second quarter of 2007. For the first six months of 2008, amortization of intangibles was zero, compared with $0.3 million during the first six months of 2007. No further amounts remain to be amortized in future periods as the intangible assets have been fully amortized.
     Interest and Other Income, Net. Interest and other income, net consists of interest earned on invested cash and foreign currency gains or losses.
     In the second quarter of 2008, interest income resulting from invested cash balances was $0.2 million, compared with interest income of $0.4 million for the second quarter of 2007. In the first six months of 2008, interest income was $0.5 million, compared with interest income of $0.7 million in the first six months of 2007. The reduction in interest income reflects the reduced cash balance and the reduction in interest rates in 2008 compared to 2007.
     Foreign currency gains were $0.2 million in the second quarter of 2008 and zero in the second quarter of 2007. Foreign currency gains were $0.4 million in the first six months of 2008 compared to a foreign currency loss of $0.1 million for the first six months of 2007.

     Income Taxes. In the second quarter and for the first six months of 2008, we recorded a provision for income taxes of $1,000 and $48,000, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     In the second quarter and first six months of 2007, we recorded a provision for income taxes of $32,000 and $0.1 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in both the three and six months ended June 30, 2008 was zero. Net revenue for the DTV solutions business in the three and six months ended June 30, 2007 was zero and $0.5 million, respectively. Operating loss for the DTV solutions business in the three and six months ended June 30, 2008 was $2,000 and $6,000, respectively. Operating loss for the DTV solutions business for the three and six months ended June 30, 2007 was $46,000 and $12,000, respectively.
     In May 2007, we received a final payment of $1.6 million from Kudelski related to the sale of our DTV solutions business that resulted in a $1.5 million gain on sale of discontinued operations in the first quarter of 2007 (See Note 3 to Condensed Consolidated Financial Statements). During the three and six months ended June 30, 2007, net gain on the disposal of discontinued operations was approximately $1.5 million and $1.6 million, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in each of the three and six months ended June 30, 2008 and 2007. Operating loss for the retail Digital Media and Video business was $0.1 million in both the three and six months ended June 30, 2008, and operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.
     In April 2008, we entered into an agreement to terminate our lease agreement for the premises leased in the UK, which resulted in approximately $0.4 million gain on sale of discontinued operations. During the three and six months ended June 30, 2008, the total net gain on the disposal of discontinued operations was approximately $0.5 million.
Liquidity and Capital Resources
     As of June 30, 2008, our working capital, which we have defined as current assets less current liabilities, was $30.7 million, compared to $34.0 million as of December 31, 2007, a decrease of approximately $3.3 million. The reduction in working capital for the first six months of 2008 primarily reflects lower cash and cash equivalents and short-term investments of $4.5 million, partly offset by a $1.2 million decrease of current liabilities. Accounts receivable, inventories and other current assets combined have remained relatively unchanged.
     Cash and cash equivalents and short-term investments were $28.0 million as of June 30, 2008, a decrease of approximately $4.5 million compared to the balance of $32.4 million as of December 31, 2007.
     The following summarizes our cash flows for the six months ended June 30, 2008 (in thousands):

Six Months Ended
June 30,
2008
Operating cash used in continuing operations	$(3,592)
Operating cash used in discontinued operations	(664)
Investing cash provided	13,714
Financing cash flow	18
Effect of exchange rate changes on cash and cash equivalents	(85)

Increase in cash and cash equivalents	9,391
Cash and cash equivalents at beginning of period	18,600

Cash and cash equivalents at end of period	$27,991

     During the first six months of 2008, cash used in operating activities was $4.3 million. This use of cash consisted of a net loss of $3.2 million, the use of approximately $0.3 million from net changes in operating assets and liabilities and the use of approximately $1.0 million from the net changes in the assets and liabilities from discontinued operations, partially offset by cash flow adjustments for depreciation, amortization and stock compensation totaling $0.3 million.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.9 million at June 30, 2008. As of June 30, 2008, inventory and other purchase commitments due within one year were approximately $11.9 million and additional inventory and other purchase commitments due within two years were approximately $3.0 million.
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
     Cash provided from investing activities for the six months ended June 30, 2008 was primarily from the maturity of short-term investments of $13.9 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the three months ended June 30, 2008. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
     (a) Evaluation of Disclosure Controls and Procedures
     As of June 30, 2008, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports that we file or furnish under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     (b) Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the second quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have a history of losses with an accumulated deficit of $195.3 million as of June 30, 2008. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses; and we may be unable to achieve or maintain profitability.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 57% of revenue in the first six months of 2008 and 61% of revenue in fiscal year 2007. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media Reader business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.
     We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In recent months we have also focused on expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base. For example, recently we have added sales resources to target authentication programs in the government and enterprise sectors in Latin America and Asia, and have begun to target the photo kiosk markets in Europe and Asia. We have also initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products. Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or the size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
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
A significant portion of our revenue is dependent upon sales for government programs, which are impacted by uncertainty of timelines and budgetary allocations, as well as by delays in developing standards for information technology (“IT”) projects and in coordinating all aspects of large smart card-based security programs.
     Large government programs are a primary target for our PC Security business, as smart card technology is increasingly used to enable applications ranging from paying taxes online, to citizen identification, to receiving health care. Historically, we have sold a significant proportion of our PC Security products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. In recent periods, we have experienced a significant decrease in sales of our smart card readers to the U.S. government, primarily due to weaker demand in this market as a result of ongoing project and budget delays. At the same time, we have sold increasing volumes of smart card interface chips to laptop and keyboard manufacturers in Asia, as computer users in the U.S. government sector and elsewhere have begun to prefer purchasing computer equipment with embedded reader capabilities rather than external card readers. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of smart card reader sales with sales of lower-priced interface chips for embedded readers have resulted in reduced revenue from the U.S. government sector, which we believe is not likely to return to previous levels. We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We have also spent significant resources developing a range of e-health smart card terminals for the German government’s electronic healthcard program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government has stated that it plans to distribute new electronic health cards to its citizens beginning in late 2008 and to have in place a corresponding network and card reader infrastructure by 2009, there have already been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.
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
     One of our directors is a beneficial owner of a significant shareholding in our Company, and therefore may have significant influence over the outcome of corporate actions requiring shareholder approval; however his priorities for our business may be different from the Company’s or our other shareholders.
     As of June 30, 2008, Lincoln Vale European Partners holds nearly 10% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may be deemed to beneficially own, either directly or indirectly through limited partnerships of which he has management control, the shares invested by Lincoln Vale in our Company. Accordingly, Dr. Liebler could have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. Dr. Liebler could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders.

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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 65% of our revenue for the six months ended June 30, 2008 and approximately 49% of our revenue for the year ended December 31, 2007 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. For example, excluding a one-time severance payment made to our former chief executive officer in the second quarter of 2007, our general and administrative expenses in the first half of 2008 were higher than in the same period of the previous year, primarily due to the devaluation of the dollar as compared with the euro. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
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
     In addition, all internal control systems, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Any failure of our internal control systems to be effective could adversely affect our business.
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
     From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of August 5, 2008, 15,743,515 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 Stock Option Plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of June 30, 2008, an aggregate of approximately 3.1 million shares of common stock was reserved for future issuance under our stock option plans, of which 2.0 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
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
     None
Item 3. Defaults upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting on July 1, 2008, the following matters were acted upon by the stockholders of the Company:
1.	The election of Steven Humphreys, Hans Liebler and Stephan Rohaly as Class I directors of the Company, to hold office for a three-year term or until their successors are elected and qualified; and

2.	Ratification of the appointment of Deloitte & Touche as independent registered public accountants of the Company for the fiscal year ending December 31, 2008.
     The number of shares of our common stock outstanding and entitled to vote at our 2008 Annual Meeting was 15,743,515 and 6,509,359 shares were represented in person or by proxy at the Annual Meeting on July 1, 2008, constituting a quorum, which is defined as one-third of shares eligible to vote. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld
1. Election of Directors
Steven Humphreys	4,954,264	1,555,095
Hans Liebler	6,474,682	34,677
Stephan Rohaly	6,492,394	16,965

	Votes For	Votes Against	Votes Abstained
2. Ratification of Independent Auditors	6,491,397	3,317	14,645
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

Registrant SCM MICROSYSTEMS, INC.

August 12, 2008	/s/ Felix Marx
Felix Marx
Chief Executive Officer

August 12, 2008	/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT
3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.1(4)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Felix Marx dated July 30, 2008.

10.2(4)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated July 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(3)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(4)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated August 5, 2008 (see SEC File No. 000-22689).

*	Denotes management compensatory arrangement.