Form 10-Q
period 2008-09-30
SCM MICROSYSTEMS INC
filed 2008-11-10
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 — Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☐     No ☑
At November 3, 2008, 15,743,515 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$6,393	$7,617	$19,377	$20,721
Cost of revenue	3,483	4,170	10,961	12,201

Gross profit	2,910	3,447	8,416	8,520

Operating expenses:
Research and development	980	815	3,058	2,327
Selling and marketing	2,280	1,625	7,010	4,802
General and administrative	1,697	1,374	4,718	5,653
Amortization of intangible assets	—	—	—	272
Restructuring and other charges	—	(4)	—	(4)

Total operating expenses	4,957	3,810	14,786	13,050

Loss from operations	(2,047)	(363)	(6,370)	(4,530)
Interest and other income (expenses), net	(1,117)	279	(293)	999

Loss from continuing operations before income taxes	(3,164)	(84)	(6,663)	(3,531)
Provision for income taxes	(103)	(32)	(151)	(124)

Loss from continuing operations	(3,267)	(116)	(6,814)	(3,655)
Income (loss) from discontinued operations, net of income taxes	424	(83)	273	(202)
Gain on sale of discontinued operations, net of income taxes	44	16	553	1,569

Net loss	$(2,799)	$(183)	$(5,988)	$(2,288)

Loss per share from continuing operations:
Basic and diluted	$(0.21)	$(0.01)	$(0.43)	$(0.23)

Gain (loss) per share from discontinued operations:
Basic and diluted	$0.03	$(0.00)	$0.05	$0.08

Net loss per share:
Basic and diluted	$(0.18)	$(0.01)	$(0.38)	$(0.15)

Shares used to compute basic and diluted loss per share	15,744	15,736	15,743	15,722

Comprehensive gain (loss):
Net loss	$(2,799)	$(183)	$(5,988)	$(2,288)
Unrealized gain (loss) on investments	—	1	28	11
Foreign currency translation adjustment	(24)	450	(203)	984

Total comprehensive gain (loss)	$(2,823)	$268	$(6,163)	$(1,293)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,020	$18,600
Short-term investments	0	13,844
Accounts receivable, net of allowances of $495 and $341 as of September 30, 2008 and December 31, 2007, respectively	6,368	8,638
Inventories	4,321	2,738
Other current assets	1,310	1,455

Total current assets	37,019	45,275
Property and equipment, net	1,313	1,522
Intangible assets, net	321	—
Other assets	1,947	1,767

Total assets	$40,600	$48,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,484	$3,063
Accrued compensation and related benefits	1,244	1,213
Accrued restructuring and other charges	1,715	2,960
Accrued professional fees	896	993
Accrued royalties	385	417
Other accrued expenses	2,278	2,325
Income taxes payable	245	277

Total current liabilities	9,247	11,248

Deferred tax liability	74	77
Long-term income taxes payable	142	200
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,362 and 16,356 shares issued and 15,744 and 15,737 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	229,675	229,414
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(198,077)	(192,089)
Accumulated other comprehensive income	2,300	2,475

Total stockholders’ equity	31,137	37,039

Total liabilities and stockholders’ equity	$40,600	$48,564

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,988)	$(2,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from discontinued operations	(826)	(1,367)
Depreciation and amortization	216	500
Loss (gain) on disposal of fixed assets	—	(6)
Stock compensation expense	242	639
Deferred income taxes	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	2,004	542
Inventories	(1,704)	(893)
Other assets	(352)	1,246
Accounts payable	(381)	(2,143)
Accrued expenses	283	(1,619)
Income taxes payable	(47)	98

Net cash used in operating activities from continuing operations	(6,555)	(5,293)
Net cash provided by (used in) operating activities from discontinued operations	(350)	697

Net cash used in operating activities	(6,905)	(4,596)

Cash flows from investing activities:
Capital expenditures	(534)	(178)
Maturities of short-term investments	13,873	12,656
Purchases of short-term investments	—	(16,793)

Net cash provided by (used in) investing activities	13,339	(4,315)

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	18	104

Net cash provided by financing activities	18	104

Effect of exchange rates on cash and cash equivalents	(32)	847

Net increase (decrease) in cash and cash equivalents	6,420	(7,960)
Cash and cash equivalents at beginning of period	18,600	32,103

Cash and cash equivalents at end of period	$25,020	$24,143

Supplemental disclosures of cash flow information:
Income tax refunds received	$—	$—

Income taxes paid	$175	$108

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of SCM Microsystems, Inc.’s (“SCM” or “the Company”) financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business to Kudelski S.A. (“Kudelski”) for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and nine months ended September 30, 2008 and 2007, this business has been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of this transaction.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of September 30, 2008, SCM did not have any minority interests.
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
     Cash equivalents include highly liquid debt investments (money market fund deposits, commercial paper and treasury bills) with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of September 30, 2008, the Company has no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$11,455	$—	$—	$11,455
Treasury Bills	4,000	—	—	4,000
Commercial papers	1,992	—	—	1,992

Total:	$17,447	$—	$—	$17,447

     As of September 30, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

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
     As of September 30, 2008, an aggregate of approximately 3.1 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 1.9 million shares were subject to outstanding options.
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
     The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$6	$18	$16	$51
Research and development	12	21	36	65
Selling and marketing	30	77	92	177
General and administrative	70	117	98	346

Stock-based compensation expense before income taxes	$118	$233	$242	$639
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$118	$233	$242	$639

  Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of September 30, 2008, a total of 1.1 million shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 1.9 million shares were reserved for future issuance pursuant to outstanding options.

     A summary of the activity under the Company’s stock option plans for the nine months ended September 30, 2008 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)
Balance at December 31, 2007	1,493,493	1,862,272	$10.97	$191,809	5.77

Options granted	(536,171)	536,171	$3.11	—	—
Options cancelled or expired	187,061	(448,023)	$15.92	—	—
Options exercised		(6,250)	$2.93	$1,507	—

Balance at September 30, 2008	1,144,383	1,944,170	$7.69	$0	5.72

Vested or expected to vest at September 30, 2008		1,772,001	$8.12	$0	5.59

Exerciseable at September 30, 2008		1,094,584	$11.13	$0	4.69

     The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2008 was $1.38 and $1.39, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2007 was $1.38 and $1.90, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was zero and $1,500, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was zero and $8,331, respectively. Cash proceeds from the exercise of stock options were zero and $18,000 for the three and nine months ended September 30, 2008, respectively. Cash proceeds from the exercise of stock options were zero and $33,135 for the three and nine months ended September 30, 2007, respectively. An income tax benefit of less than $1,000 was realized from stock option exercises during both the three and nine months ended September 30, 2008. No income tax benefit was realized from stock option exercises during both the three and nine months ended September 30, 2007. At September 30, 2008, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.7 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	57%	54%	55%	57%
Dividend yield	0	0	0	0
Risk-free interest rate	2.87%	4.13%	2.72%	4.53%
Expected term (in years)	4.00	4.00	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for both the three and nine months ended September 30, 2008 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for both the three and nine months ended September 30, 2008 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for both the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures. FASB SFAS No. 123 — revised 2004 (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.
  1997 Employee Stock Purchase Plan
     Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase the Company’s common stock through payroll deductions of up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the Company’s common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of the Company’s common stock each year. As of September 30, 2008, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.
     Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for both the three and nine months ended September 30, 2008 was zero. Stock-based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was zero and a benefit of $40,000, respectively. The benefit in the first nine months of 2007 stemmed from the expiration of the plan before the expected offering periods had terminated. At September 30, 2008, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares, as the plan expired in March 2007.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million, which was paid in May 2007.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for both the three and nine months ended September 30, 2008, the DTV solutions business has been presented as discontinued operations in the unaudited consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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

     The operating results for the discontinued operations of the DTV solutions business for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$—	$—	$—	$496
Operating gain (loss)	$32	$45	$26	$33
Net income (loss) before income taxes	$32	$45	$26	$56
Income tax benefit (provision)	$—	$—	$—	$(16)
Income (loss) from discontinued operations	$32	$45	$26	$40
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
     In April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK, which resulted in the gain on sale of discontinued operations of approximately $0.4 million in the second quarter of 2008.
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$—	$—	$—	$—
Operating loss	$(58)	$(82)	$(202)	$(236)
Net gain (loss) before income taxes	$365	$(72)	$225	$(186)
Income tax provision	$27	$(56)	$22	$(56)
Gain (loss) from discontinued operations	$392	$(128)	$247	$(242)
     The net gain from discontinued operations for the three and nine months ended September 30, 2008 mainly resulted from foreign exchange gains in the third quarter of 2008.

4. Short-Term Investments
     At September 30, 2008, the amount of short-term investments was zero. The fair value of short-term investments at December 31, 2007 was as follows (in thousands):

December 31, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
Corporate notes	$13,872	$—	$(28)	$13,844
     The Company adopted SFAS No. 157 during the quarter ended March 31, 2008, see Note 1 — Basis of Presentation for further discussion and explanation.
5. Inventories
     Inventories consist of (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$1,586	$1,202
Finished goods	2,735	1,536

Total	$4,321	$2,738

6. Property and Equipment
     Property and equipment consists of (in thousands):

	September 30,	December 31,
	2008	2007
Land	$121	$142
Building and leasehold improvements	1,746	1,972
Furniture, fixtures and office equipment	2,904	3,223
Automobiles	29	35
Purchased software	3,282	3,526

Total	8,082	8,898

Accumulated depreciation	(6,769)	(7,376)

Property and equipment, net	$1,313	$1,522

     Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

7. Intangible Assets
     Amortization expense related to intangible assets for continuing operations was zero for the three and nine months ended September 30, 2008, and zero and $0.3 million for the three and nine months ended September 30, 2007, respectively.
     As described in Note 13 to the financial statements, the Company’s investment in TranZfinity, Inc. (“TranZfinity”) follows an exclusive Cooperation Agreement entered into on April 17, 2008 with TranZfinity and on October 1, 2008, the Company and TranZfinity entered into an amendment to the Cooperation Agreement. Under the terms of the Cooperation Agreement, as amended, TranZfinity will work with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices, and the Company will pay TranZfinity a $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”). The exclusivity fee is comprised of $500,000 cash (of which the remaining balance to be paid was $179,298 as of September 30, 2008), and a $4 payment from the Company to TranZfinity for each Exclusive Product sold by the Company (up to a maximum aggregate amount of $500,000, of which the remaining balance is the full $500,000 as of September 30, 2008). The $320,702 already paid in relation to the exclusivity fee has been capitalized in September 2008 as an intangible asset, which will be subject to amortization starting in the fourth quarter 2008.
8. Restructuring and Other Charges
     Continuing Operations
     During the three and nine months ended September 30, 2008, the Company incurred no restructuring and other charges related to continuing operations. During the three and nine months ended September 30, 2007, the Company realized income from the release of a severance accrual related to continuing operations of $4,000.
     Accrued liabilities related to restructuring actions and other activities during the nine months ended September 30, 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
Balances as of January 1, 2007	$15	$106	$9	$130

Provision for 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in 2007	(3)	(102)	1	(104)

Balances as of December 31, 2007	12	—	10	22

Provision for Q1 2008	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q1 2008	—	—		—

Balances as of March 31, 2008	12	—	10	22

Provision for Q2 2008	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q2 2008	(1)	—	—	(1)

Balances as of June 30, 2008	11	—	10	21

Provision for Q3 2008	—	—	—	—
Changes in estimates	—	—	—	—

	—	—	—	—
Payments and other changes in Q3 2008	(2)	—	(1)	(3)

Balances as of September 30, 2008	$9	$—	$9	$18

     Discontinued Operations
     During the three and nine months ended September 30, 2008, income from restructuring and other items related to discontinued operations was approximately $46,000 and 0.6 million, respectively. In the second quarter 2008, a termination payment and related transaction costs of approximately $0.5 million were incurred and the related restructuring accruals of approximately $0.9 million were released related primarily to an agreement to terminate our lease agreement for the premises leased in the UK. The transaction resulted in a net gain of approximately $0.4 million from discontinued operations in the second quarter 2008.
     During the three and nine months ended September 30, 2007, income from restructuring and other items related to discontinued operations was approximately $16,000 and $92,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the nine months ended September 30, 2008 and during the year ended December 31, 2007 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2007	$2,949	$352	$3,301

Provision for 2007	—	—	—
Changes in estimates	(70)	(40)	(110)

	(70)	(40)	(110)
Payments and other changes in 2007	(290)	37	(253)

Balances as of December 31, 2007	2,589	349	2,938

Provision for Q1 2008	—	—	—
Changes in estimates	(19)	—	(19)

	(19)	—	(19)
Payments and other changes in Q1 2008	(54)	26	(28)

Balances as of March 31, 2008	2,516	375	2,891

Provision for Q2 2008	—	—	—
Changes in estimates	(494)	—	(494)

	(494)	—	(494)
Payments and other changes in Q2 2008	(539)	(2)	(541)

Balances as of June 30, 2008	1,483	373	1,856

Provision for Q3 2008	—	—	—
Changes in estimates	(46)	—	(46)

	(46)	—	(46)
Payments and other changes in Q3 2008	(74)	(39)	(113)

Balances as of September 30, 2008	$1,363	$334	$1,697

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

     The Company’s continuing operations provide secure digital access solutions primarily to original equipment manufacturers, or OEMs, in two markets segments: PC Security and Digital Media Readers. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.
     Summary information by segment for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
PC Security:
Net revenue	$5,873	$6,140	$15,758	$17,100
Gross profit	2,748	2,846	7,172	7,345
Gross profit %	47%	46%	46%	43%

Digital Media Readers:
Net revenue	$520	$1,477	$3,619	$3,621
Gross profit	162	601	1,244	1,175
Gross profit %	31%	41%	34%	32%

Total:
Net revenue	$6,393	$7,617	$19,377	$20,721
Gross profit	2,910	3,447	8,416	8,520
Gross profit %	46%	45%	43%	41%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue
United States	$2,655	$3,635	$7,214	$9,574
Europe	2,064	2,603	7,151	6,716
Asia-Pacific	1,674	1,379	5,012	4,431

Total	$6,393	$7,617	$19,377	$20,721

% of net revenue
United States	42%	48%	37%	47%
Europe	32%	34%	37%	32%
Asia-Pacific	26%	18%	26%	21%

     Long-lived assets by geographic location as of September 30, 2008 and December 31, 2007, are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Property and equipment, net:
United States	$7	$14
Europe	201	171
Asia-Pacific	1,105	1,337

Total	$1,313	$1,522

     All of the long-lived assets as of September 30, 2008, and December 31, 2007, disclosed for Asia-Pacific, relate to the Company’s facilities in India.
10. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. Those lease agreements existing as of September 30, 2008, expire at various dates during the next five years.
     Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The Company enters into a number of agreements for the sourcing of supplies and materials including some arrangements with minimum purchase commitments. As of September 30, 2008, total purchase and contractual commitments due within one year were approximately $10.1 million, and additional purchase and contractual commitments due within two years were approximately $2.6 million.
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
     Components of the reserve for warranty costs for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Balances at January 1	$36	$34
Additions related to sales during the period	32	46
Warranty costs incurred during the period	(19)	(49)
Adjustments to accruals related to prior period sales	(28)	(2)

Balances at September 30	$21	$29

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss from continuing operations	$(3,267)	$(116)	$(6,814)	$(3,655)
Income (loss) from discontinued operations	468	(67)	826	1,367

Net loss	$(2,799)	$(183)	$(5,988)	$(2,288)

Shares used in income (loss) per common share — basic	15,744	15,736	15,743	15,722
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.21)	$(0.01)	$(0.43)	$(0.23)
Discontinued operations	$0.03	$(0.00)	$0.05	$0.08

Net loss per common share — basic and diluted	$(0.18)	$(0.01)	$(0.38)	$(0.15)

     The computation of diluted net loss per common share for the three and nine months ended September 30, 2008 excludes the effect of the potential exercise of options to purchase approximately zero and 3,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three and nine months ended September 30, 2008 also excludes the effect of the potential exercise of options to purchase approximately 2.0 million and 1.9 million shares, respectively, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
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
13. Subsequent Events
     Investment in TranZfinity
     On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, pursuant to which the Company purchased 10 million shares of TranZfinity common stock, or 33.7% of TranZfinity’s outstanding shares (16.67% on a fully diluted basis), for an aggregate purchase price of $2.5 million. The transaction closed on October 2, 2008. The Company also entered into a Stockholders Agreement with TranZfinity and certain other stockholders of TranZfinity, which sets forth certain rights and privileges of the Company and the other stockholders of TranZfinity, including rights and privileges with respect to the composition of TranZfinity’s Board of Directors.
     The Company’s investment in TranZfinity follows an exclusive Cooperation Agreement entered into on April 17, 2008 with TranZfinity. On October 1, 2008, the Company and TranZfinity entered into an amendment to the Cooperation Agreement pursuant to which TranZfinity consented to the assignment by SCM Microsystems GmbH and the assumption by

SCM Microsystems, Inc. of all of SCM Microsystems GmbH’s rights and obligations under the Cooperation Agreement. Under the terms of the Cooperation Agreement, as amended, TranZfinity will work with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices, and the Company will pay TranZfinity a $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”). The exclusivity fee is comprised of $500,000 cash (of which the remaining balance to be paid was $179,298 as of September 30, 2008), and a $4 payment from the Company to TranZfinity for each Exclusive Product sold by the Company (up to a maximum aggregate amount of $500,000, of which the remaining balance is the full $500,000 as of September 30, 2008). In addition to the exclusivity fee, the Company will pay TranZfinity a five percent (5%) royalty on the Company’s net selling price for each Exclusive Product sold by the Company.
     Sale of Patents
     On October 30, 2008, the Company sold at auction certain non-core patents that are unrelated to the Company’s current business. The Company will receive net proceeds of $1.4 million from the sale of these patents.
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
     We sell our PC Security products primarily to original equipment manufacturers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our smart card readers to government contractors, systems integrators, large enterprises and computer manufacturers, as well as banks and other financial institutions. We sell our digital media readers primarily to computer and photo processing equipment manufacturers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.
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
Growth Strategies
     We have put in place a number of strategies to grow revenues over the long-term, as discussed below.
     Throughout most of 2007, our revenue growth strategy was primarily based on investing in new PC Security products to address emerging smart card-based security programs in Europe, including e-passport, national ID and e-health. Additionally, we implemented programs to expand sales of our CHIPDRIVE business productivity solutions for small and medium-sized businesses to markets outside Germany. We also continued our traditional focus on the U.S. government market, providing smart card readers for authentication programs within various federal agencies; as well as providing digital media readers for the photo kiosk market in the U.S.
     In late 2007, we began to implement a new growth strategy that aims to expand sales of existing product lines into new geographic markets and to diversify and expand our customer base. As part of this strategy, we added sales resources in Europe, Asia and the Americas to increase our ability to address current and future business opportunities. For example, we added sales resources to target authentication programs in the government and enterprise sectors in Latin America and Asia and we began targeting the photo kiosk markets in Europe and Asia. As sales cycles for government projects and design cycles for photo kiosks may take several quarters, we believe we will begin to realize revenue from these investments in the first half of 2009.
     In early 2008, we implemented an additional growth strategy aimed at further diversifying and expanding our customer base by targeting the emerging contactless reader market. We have begun investing to develop new PC Security products based on contactless technologies such as Near Field Communication and FeliCa® and have initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with our contactless reader products. For example, in October 2008, we introduced the first in a family of new products called @MAXX™ that are aimed at the market for contactless applications.
     To better leverage our own capabilities, we have also adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in recent months we have worked together with XIRING, a French security solutions company, to develop a mobile eHealth terminal for the German electronic health card system. We have also taken an equity position in TranZfinity, a company with which we developed our @MAXX family of contactless readers and which has agreed to provide application services for those readers. Additionally, we have signed a distribution agreement with Hirsch Electronics, a supplier of physical access control systems, to sell our physical access control terminals into their customer base in the U.S. government.
     To ensure that we have the expertise and executive leadership to manage the Company, we have reorganized and strengthened our management team with key executive hires and promotions. Felix Marx joined as Chief Executive Officer in October 2007; Sour Chhor joined as Executive Vice President, Strategy, Marketing and Engineering in February 2008; and Manfred Mueller was promoted to Executive Vice President, Strategic Sales and Business Development in March 2008. In the first nine months of 2008, we have also added expertise in contactless technologies and the contactless market with the addition of new sales, marketing and engineering professionals from the contactless industry. We believe our new executives and the expanded expertise of our management team strengthen our ability to anticipate and respond to market trends both in the traditional smart card industry and in the emerging market for contactless solutions.

     We have invested in new products, resources and programs to support the growth strategies described above and this has resulted in increased operating expenses year over year. We believe these investments are critical to the success of our growth strategies and we expect to continue to invest in these strategies in the future.
Trends in our Business
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
     Historically, we have sold a significant proportion of our PC Security products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. However, during the first six months of 2008, we experienced significantly weaker demand for our smart card readers from the U.S. government sector due to project and budget delays. Sales to the U.S. government market increased in the third quarter of 2008, returning to levels similar to those we experienced in 2007, as some projects moved forward. During the past several quarters, we have also experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have also sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have partially offset the decrease in sales of our external readers; however these chips have a lower average selling price than our external reader devices. Our sales to Asia increased 21% in the third quarter of 2008 and 17% in the first nine months of 2008 compared with the prior year. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, the shift in demand from external reader devices towards embedded readers in the U.S. government market has resulted and is likely to continue to result in reduced revenue opportunity for us.
     In the third quarter of 2008, European sales decreased approximately 20% compared with the prior year quarter due to variability in the timing of orders for regional programs requiring smart card readers. We continue to expect that the rollout of the new electronic health card in Germany will provide significant additional opportunity for SCM. Currently we are one of a limited number of suppliers certified to provide eHealth card terminals approved for this program. However, the timing of the program’s launch is still uncertain, and it may not begin before the end of 2008.
     Sales of our Digital Media Reader products are less subject to variability based on market or project demands; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another. During the third quarter of 2008, digital media reader sales were well below recent quarterly levels due to unexpectedly light orders from a major customer.
     Both our PC Security and Digital Media Reader businesses are subject to ongoing pricing pressure. To counter this trend, we have implemented ongoing cost reduction programs that have resulted in ongoing improvements to our product margins. We believe we should be able to offset pricing pressure and material cost increases with ongoing improvements in our supply chain systems.
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
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no sale-ability based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Excess inventory frequently remains saleable. When excess inventory is sold, it yields a gross profit margin of up to 100%. Sales of excess inventory have the effect of increasing the gross profit margin beyond that which would otherwise occur, because of previous write-downs. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. At September 30, 2008, we have recorded valuation allowances against all of our deferred tax assets. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs

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

•	With the Stock Purchase Agreement with TranZfinity (see Note 13 to Condensed Consolidated Financial Statements) we have entered into a non-marketable equity investment. Non-marketable equity investments are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other factors. In addition, depending on their future prospects and on market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investment might become impaired. We will review our investment quarterly for indicators of impairment. Nevertheless, the impairment analysis for non-marketable equity investments requires significant judgment to identify events or circumstances that would significantly harm the value of the investment. The indicators that we will use to identify those circumstances can include, but are not limited to the investee’s revenue and earnings trends; the technological feasibility of the investee’s products and technologies; factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and the investee’s receipt of additional funding at a lower valuation.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of September 30, 2008, we did not have any minority interests.
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

     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on our judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
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
     Cash equivalents include highly liquid debt investments (money market fund deposits, commercial paper and treasury bills) with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of September 30, 2008, we had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$11,455	$—	$—	$11,455
Treasury Bills	4,000	—	—	4,000
Commercial papers	1,992	—	—	1,992

Total:	$17,447	$—	$—	$17,447

     As of September 30, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

Results of Operations
     Net Revenue. Summary information by product segment for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended		% change	Nine months ended		% change
	September 30,		period to	September 30,		period to
	2008	2007	period	2008	2007	period
PC Security
Revenue	$5,873	$6,140	(4)%	$15,758	$17,100	(8)%
Gross profit	2,748	2,846		7,172	7,345
Gross profit %	47%	46%		46%	43%

Digital Media Readers
Revenue	$520	$1,477	(65)%	$3,619	$3,621	(0)%
Gross profit	162	601		1,244	1,175
Gross profit %	31%	41%		34%	32%

Total:
Revenue	$6,393	$7,617	(16)%	$19,377	$20,721	(6)%
Gross profit	2,910	3,447		8,416	8,520
Gross profit %	46%	45%		43%	41%
     Net revenue for the third quarter of 2008 was $6.4 million, down 16% from $7.6 million for the same period of 2007. The decrease in third quarter revenue year over year was primarily driven by lower sales of our Digital Media Reader products. For the first nine months of 2008, net revenue was $19.4 million, down 6% from revenue of $20.7 million for the first nine months of 2007. The decrease in revenue for the nine months of 2008 compared with the prior-year period resulted primarily from lower sales of our PC Security products in the first and third quarters of 2008.
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
     Sales of our PC Security products were $5.9 million in the third quarter of 2008, down 4% from sales of $6.1 million in the third quarter of 2007. Sales levels in the third quarter of 2008 were relatively unchanged in the U.S., up approximately 20% in Asia and down approximately 20% in Europe, compared with the third quarter of the prior year. U.S. sales in the third quarter of 2008 increased against U.S. sales in the prior two quarters due to stronger demand for smart card readers for U.S. government programs. Lower sales in Europe were the result of variability in the timing of orders and regional programs requiring smart card readers. Higher sales in Asia were the result of increased sales of smart card interface chips compared with the 2007 period.
     For the first nine months of 2008, sales of PC Security products were $15.8 million, down 8% from sales of $17.1 million for the first nine months of 2007. The decrease in sales in the first nine months of 2008 compared with the prior year was primarily due to a significant reduction in sales of our smart card reader products for U.S. government authentication programs in the first two quarters of 2008, mainly due to project and budget delays. During the first nine months of 2008, we have also experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have somewhat offset the decrease in sales of our external reader devices in the U.S.; however, these chips have a lower average selling price than our external reader devices.
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

     Sales of our Digital Media Reader products were $0.5 million in the third quarter of 2008, down 65% from sales of $1.5 million in the same period of 2007. For the first nine months of 2008, sales of Digital Media Reader products were $3.6 million, unchanged from sales of $3.6 million for the first nine months of 2007. During the third quarter of 2008, digital media reader sales were well below recent quarterly levels due to unexpectedly light orders from a major customer.
     Gross Profit Margin. Gross profit margin for the third quarter of 2008 was $2.9 million, or 46% of revenue, compared with $3.4 million, or 45% of revenue in the third quarter of 2007.
     Gross profit margin for our PC Security products was $2.7 million, or 47% of revenue for the third quarter of 2008, compared with $2.8 million, or 46% for the third quarter of 2007. Gross profit margin in the third quarter of 2008 reflects a more favorable mix of products sold compared with the same period of 2007 as well as ongoing product cost reductions.
     Gross profit margin for our Digital Media Reader products was $0.2 million, or 31% for the third quarter of 2008, down from $0.6 million, or 41% for the third quarter of 2007. The decrease in gross profit margin in the third quarter of 2008 compared with the same period of 2007 was primarily due to lower revenue levels in the 2008 period.
     For the first nine months of 2008, gross profit margin was $8.4 million, or 43% of revenue, compared with $8.5 million, or 41% of revenue for the first nine months of 2007. The improvement in gross profit margin in the first nine months of 2008 compared with the prior year primarily is due to a more favorable mix of higher margin products overall and product cost reductions in our PC Security business.
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
     Research and Development.

	Three months ended		% change	Nine months ended		% change
	September 30,		period to	September 30,		period to
(In thousands)	2008	2007	period	2008	2007	period
Expenses	$980	$815	20%	$3,058	$2,327	31%
Percentage of total revenues	15%	11%		16%	11%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities.
     Research and development expenses were $1.0 million, or 15% of revenue in the third quarter of 2008, up 20% from $0.8 million, which represented 11% of revenue in the third quarter of 2007. For the first nine months of 2008, research and development expenses were $3.1 million, up 31% from $2.3 million for the first nine months of 2007. Higher research and development expenses in the third quarter and first nine months of 2008 compared with the prior year are primarily due to the development of new contactless PC Security products and increased development activity related to readers for the German e-health program.
     We expect our research and development expenses to vary based on future project demands and on the markets we target.
     Selling and Marketing.

	Three months ended		% change	Nine months ended		% change
	September 30,		period to	September 30,		period to
(In thousands)	2008	2007	period	2008	2007	period
Expenses	$2,280	$1,625	40%	$7,010	$4,802	46%
Percentage of total revenues	36%	21%		36%	23%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities, including e-health, contactless applications and the market business productivity solutions for small and medium-sized businesses.

     Selling and marketing expenses were $2.3 million, or 36% of revenue in the third quarter of 2008, up 40% from $1.6 million, which represented 21% of revenue in the third quarter of 2007. For the first nine months of 2008, sales and marketing expenses were $7.0 million, up 46% from $4.8 million in the first nine months of 2007. Higher sales and marketing expenses in the third quarter and first nine months of 2008 compared with the prior year are primarily due to the hiring of new sales resources over the past several quarters in Asia, Europe and the Americas to enhance our ability to address current and future business opportunities, as well as an increased level of travel expenses related to new business development activities. Also included in the first nine months of 2008 are approximately $0.2 million in severance costs recorded in the second quarter of 2008.
     General and Administrative.

	Three months ended		% change	Nine months ended		% change
	September 30,		period to	September 30,		period to
(In thousands)	2008	2007	period	2008	2007	period
Expenses	$1,697	$1,374	24%	$4,718	$5,653	(17)%
Percentage of total revenues	27%	18%		24%	27%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.
     General and administrative expenses were $1.7 million, or 27% of revenue in the third quarter of 2008, up 24% from $1.4 million, which represented 18% of revenue in the third quarter of 2007. Higher general and administrative expenses in the third quarter of 2008 primarily resulted from increased business development activities related to our strategy to expand and diversify our customer base and market opportunities. For the first nine months of 2008, general and administrative expenses were $4.7 million, down 17% from $5.7 million in the first nine months of 2007. General and administrative expense in the first nine months of 2007 included $1.4 million in severance and other costs associated with the resignation of our former chief executive officer. General and administrative expenses in the first nine months of 2008 were also impacted by the devaluation of the dollar against foreign currencies, namely the euro, as we pay the majority of these expenses in local currency but account for those expenses in dollars. If the trend in recent weeks continues and the dollar continues to strengthen in relation to foreign currencies, we expect this impact to be less pronounced in the fourth quarter of 2008.
     Amortization of Intangibles. Amortization of intangibles was zero during the third quarter of 2008 and 2007. For the first nine months of 2008, amortization of intangibles was zero, compared with $0.3 million during the first nine months of 2007.
     Interest and Other Income (Expenses), net. Interest and other income (expenses), net consists of interest earned on invested cash and foreign currency gains or losses.
     In the third quarter of 2008, interest income resulting from invested cash balances was $0.2 million, compared with interest income of $0.4 million for the third quarter of 2007. In the first nine months of 2008, interest income was $0.6 million, compared with interest income of $1.2 million in the first nine months of 2007. The reduction in interest income reflects our reduced cash balance and the reduction in interest rates in 2008 compared to 2007.
     Foreign currency losses were $1.3 million in the third quarter of 2008 compared with $0.1 million in the third quarter of 2007. Foreign currency losses were $0.9 million in the first nine months of 2008 compared with $0.2 million for the first nine months of 2007. Our foreign currency losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items. Higher foreign exchange losses in the third quarter of 2008 are primarily the result of the weakening of the euro versus the U.S. dollar, as measured at the end of the quarter. If the euro remains weak relative to the U.S. dollar for the next several weeks, we expect that we will record further losses on foreign currency exchange in the fourth quarter of 2008.
     Income Taxes. In the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $0.1 million and $0.2 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.

     In the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $32,000 and $0.1 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in both the three and nine months ended September 30, 2008 was zero. Net revenue for the DTV solutions business in the three and nine months ended September 30, 2007 was zero and $0.5 million, respectively. Operating gain for the DTV solutions business in the three and nine months ended September 30, 2008 was $32,000 and $26,000, respectively. Operating loss for the DTV solutions business for the three and nine months ended September 30, 2007 was $45,000 and $33,000, respectively.
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
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in each of the three and nine months ended September 30, 2008 and 2007. Operating loss for the retail Digital Media and Video business in the three and nine months ended September 30, 2008 was $0.1 million and $0.2 million, respectively. Operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million in the three and nine months ended September 30, 2007, respectively.
     In April 2008, we entered into an agreement to terminate our lease agreement for premises leased in the UK, which resulted in approximately $0.4 million in gain on sale of discontinued operations. During the three and nine months ended September 30, 2008, the total net gain on the disposal of discontinued operations was approximately $44,000 and $0.6 million, respectively.
Liquidity and Capital Resources
     As of September 30, 2008, our working capital, which we have defined as current assets less current liabilities, was $27.8 million, compared to $34.0 million as of December 31, 2007, a decrease of approximately $6.2 million. The reduction in working capital for the first nine months of 2008 primarily reflects a reduction of cash and cash equivalents and short-term investments of $7.4 million and a combined decrease in accounts receivable, inventories and other current assets of $0.8 million. The reduction in other current assets was partly offset by a $2.0 million decrease in current liabilities.
     Cash and cash equivalents and short-term investments were $25.0 million as of September 30, 2008, a decrease of approximately $7.4 million compared to $32.4 million as of December 31, 2007. Short-term investments were zero at September 30, 2008, compared to $13.8 million at December 31, 2007. The reduction in short-term investments is the result of our decision in late 2007 to move liquidity resources into more highly liquid debt investments (money market fund deposits, commercial paper and treasury bills) with maturities of three months or less at the date of acquisition.
     The following summarizes our cash flows for the nine months ended September 30, 2008 (in thousands):

Nine Months Ended
September 30,
2008
Operating cash used in continuing operations	$(6,555)
Operating cash used in discontinued operations	(350)
Investing cash provided	13,339
Financing cash flow	18
Effect of exchange rate changes on cash and cash equivalents	(32)

Increase in cash and cash equivalents	6,420
Cash and cash equivalents at beginning of period	18,600

Cash and cash equivalents at end of period	$25,020

     During the first nine months of 2008, cash used in operating activities was $6.9 million. This use of cash consisted of a net loss of approximately $6.0 million, the use of approximately $0.2 million from net changes in operating assets and liabilities and the use of approximately $1.2 million from the net changes in the assets and liabilities from discontinued operations. This effect was partially offset by positive cash flow adjustments for depreciation, amortization and stock compensation totaling $0.5 million.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.6 million at September 30, 2008. As of September 30, 2008, inventory and other purchase commitments due within one year were approximately $10.1 million and additional inventory and other purchase commitments due within two years were approximately $2.6 million.
     We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2009. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.
     Cash provided from investing activities of $13.3 million for the nine months ended September 30, 2008 was primarily from the maturity of short-term investments, which was partly offset by capital expenditures of $0.5 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the three months ended September 30, 2008. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
     (a) Evaluation of Disclosure Controls and Procedures
     As of September 30, 2008, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports that we file or furnish under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     (b) Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the third quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have a history of losses with an accumulated deficit of $198.1 million as of September 30, 2008. We may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses; and we may be unable to achieve or maintain profitability.
Our quarterly and annual operating results fluctuate.
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
     Due to these and other factors, our revenues may decrease from their current levels. Because a majority of our operating expenses are fixed, a small variation in our revenues can cause significant variations in our operational results from quarter to quarter and our operating results may vary significantly in future periods. Therefore, our historical results may not be a reliable indicator of our future performance.
     Disruption in the global financial markets may adversely impact the availability and cost of credit.
     Our ability to obtain financing for acquisitions or other general corporate and commercial purposes depends on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. As a result, an unprecedented level of intervention from the United States and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to pursue additional expansion or acquisition opportunities, make capital expenditures, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us.
     Disruption in the global financial markets may adversely impact our customers and customer spending patterns.
     In addition, the current financial crisis may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from our current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial results.

     Disruption in the global financial markets may adversely impact our suppliers.
     Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components or products from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, each of which would adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.
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
     Our common stock is listed both on the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange and most of the trading of our stock is on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the United States to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector, the financial sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 56% of revenue in the first nine months of 2008 and 61% of revenue in fiscal year 2007. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media Reader business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the third quarter of 2008, sales of our digital media readers were significantly lower than in previous quarters due to variability in the timing of orders from one large customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.
     We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In recent months, we have also focused on expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base. For example, recently we have added sales resources to target authentication programs in the government and enterprise sectors in Latin America and Asia, and have begun to target the photo kiosk markets in Europe and Asia. We have also initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products. We recently introduced the first of these products in October 2008. Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or the size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we had expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
•	general economic conditions, for example the economic uncertainty caused by the current global banking crisis;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy security applications that will drive demand for reader solutions such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.
A significant portion of our revenue is dependent upon sales to government programs, which are impacted by uncertainty of timelines and budgetary allocations, as well as by delays in developing standards for information technology (“IT”) projects and in coordinating all aspects of large smart card-based security programs.
     Large government programs are a primary target for our PC Security business, as smart card technology is increasingly used to enable applications ranging from paying taxes online, to citizen identification, to receiving health care. Historically, we have sold a significant proportion of our PC Security products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. In recent periods, we have experienced a significant decrease in sales of our external smart card readers to the U.S. government, primarily due to weaker demand in this market as a result of ongoing project and budget delays and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers have resulted in reduced revenue from the U.S. government sector, which we believe is not likely to consistently return to previous levels. We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We have also spent significant resources developing a range of e-health smart card terminals for the German government’s electronic healthcard program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government has stated that it plans to distribute new electronic health cards to its citizens beginning in late 2008 and to have in place a corresponding network and card reader infrastructure by 2009, there have already been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.
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
     We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of two suppliers to produce our ASICs for smart cards readers, and we use third-party chips and antenna components from one supplier in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as digital flash media, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers .
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
     In some cases, we depend upon partners who provide one or more components of the overall solution for a customer or market in conjunction with our products, technology or distribution capabilities. If our partners do not adapt their products and technologies to new market or distribution requirements, or if their products do not work well, then we may not be able to sell our products into certain markets.
     Additionally, because we operate in markets for which industry-wide standards have not yet been fully set, it is possible that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines. If any of the standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

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
     To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. In addition, certain actions, including the approval of a significant transaction, may require approval of a majority of the total number of our shares then outstanding. As of May 2, 2008, the record date for our 2008 Annual Meeting of Stockholders, approximately 50% of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and business customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.
     As a result, it is often difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders. If we are unable to achieve a quorum or the required approval of a matter at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we may not be successful in obtaining such approval. The failure to hold an annual meeting of stockholders may also result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.
One of our directors is a partner in the largest shareholder of our Company, and both of them have significant influence over the outcome of corporate actions requiring board and shareholder approval, respectively; however the shareholder’s priorities for our business may be different from the Company’s or our other shareholders.
     As of September 30, 2008, Lincoln Vale European Partners (“Lincoln Vale”) holds nearly 10% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may also be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares invested by Lincoln Vale in our Company. Accordingly, Dr. Liebler and/or Lincoln Vale could have significant influence over the outcome of corporate actions requiring board and shareholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Dr. Liebler and/or Lincoln Vale could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. We cannot assure you that Lincoln Vale’s objectives are aligned with those of the other shareholders.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 63% of our revenue for the nine months ended September 30, 2008 and approximately 49% of our revenue for the year ended December 31, 2007 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
Fluctuations in the valuation of foreign currencies impact costs and/or revenues we disclose in U.S. dollars, and could result in foreign currency losses.
     A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. For example, excluding a one-time severance payment made to our former chief executive officer in the second quarter of 2007, our general and administrative expenses in the first half of 2008 were higher than in the same period of the previous year, primarily due to the devaluation of the dollar as compared with the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example when an SCM subsidiary has the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
Our key personnel and directors are critical to our business, and such key personnel may not remain with us in the future.
     We depend on the continued employment of our senior executive officers and other key management and technical personnel. If any of our key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless payment solutions is heavily dependent on the vision, leadership and experience of our chief executive officer, Felix Marx.
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
     Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. We have found a material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
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
     We distribute our products both through third-party resellers and directly to certain customers. A substantial majority of our outstanding trade receivables are not covered by collateral or credit insurance. We may not be able to monitor and limit our exposure to credit risk on our trade and non-trade receivables, we may not be effective in limiting credit risk and avoiding losses. Additionally, if the global economy and regional economies continue to deteriorate, one or more of our customers could experience a weakened financial condition and we could incur a material loss or losses as a result. Beginning in the third quarter of 2008, global economic uncertainty has resulted in slower collections for us with some customers.
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
     From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of November 3, 2008, 15,743,515 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 Stock Option Plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of September 30, 2008, an aggregate of approximately 3.1 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.9 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
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

Registrant

SCM MICROSYSTEMS, INC.

November 10, 2008	/s/ Felix Marx

Felix Marx
Chief Executive Officer

November 10, 2008	/s/ Stephan Rohaly

Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION OF DOCUMENT

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

10.1(4)	Code of Conduct and Ethics revised October 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(3)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(4)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated October 28, 2008 (see SEC File No. 000-29440).