Form 10-K
period 2008-12-31
SCM MICROSYSTEMS INC
filed 2009-03-31
CIK 1036044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 0-29440

SCM MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Oskar-Messter-Strasse 13, Ismaning, Germany (Address of Principal Executive Offices)	85737 (Zip Code)

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

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $35,159,238.

At March 23, 2009, the registrant had outstanding 15,743,515 shares of Common Stock.

SCM Microsystems, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2008

SCM, the SCM logo, @MAXX, CHIPDRIVE, and SmartOS are registered trademarks and Opening the Digital World is a trademark of SCM Microsystems, Inc. Other product and brand names may be trademarks or registered trademarks of their respective owners.

PART I

This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” “Competition,” “Proprietary Information and Technology” and “Risk Factors” sections and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS

Overview

SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware and system solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products in two market segments: Secure Authentication and Digital Media and Connectivity.

•	For the Secure Authentication (previously referred to as “PC Security”1) market, we offer a full range of smart card reader technology solutions to address the need for smart card-based security in a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our Secure Authentication products enable authentication of individuals for applications such as electronic passports and drivers’ licenses, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities. We also offer a range of smart card-based productivity solutions, which include readers and software, for small and medium-size businesses under our CHIPDRIVE® brand.

•	For the Digital Media and Connectivity (previously referred to as “Digital Media Reader”2) market, we offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media.

We sell our Secure Authentication products primarily to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our smart card reader technology to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. In some cases, we also sell directly to system integrators and government contractors. We sell our CHIPDRIVE

1 We revised our name for this market segment to “Secure Authentication” to better reflect the broader range of applications we now address, including contactless payment, electronic healthcare, logical and physical access and other applications that require secure authentication of users.
2 We revised our name for this market segment to “Digital Media and Connectivity” to reflect the benefits of our readers as connectivity solutions.

solutions through resellers and the Internet. We sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc. (“TranZfinity”), pursuant to which SCM purchased 10 million shares of TranZfinity common stock, or 33.7% of TranZfinity’s outstanding shares (16.67% on a fully diluted basis), for an aggregate purchase price of $2.5 million. The transaction closed on October 2, 2008. We also entered into a Stockholders Agreement with TranZfinity and certain other stockholders of TranZfinity, which sets forth certain rights and privileges of SCM and the other stockholders of TranZfinity, including rights and privileges with respect to the composition of TranZfinity’s Board of Directors.

On December 10, 2008, we entered into an Agreement and Plan of Merger with Hirsch Electronics Corporation (“Hirsch”), a privately held California Corporation that manufactures and sells physical access control and other security management systems. Our special meeting of stockholders to vote upon the merger was adjourned on March 23, 2009, and a new meeting is scheduled for April 16, 2009. We expect the closing of the proposed merger to occur once certain closing conditions have been met. Upon the closing of the proposed merger, Hirsch is expected to become a Delaware limited liability company and wholly-owned subsidiary of SCM and the securityholders of Hirsch will receive cash, shares of SCM common stock and warrants to purchase SCM common stock as consideration for the merger. For further discussion of the proposed merger, see Growth Strategies in Part I, Item 7, “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

Recent Trends and Strategies for Growth

In 2006 and 2007, we directed significant attention to improving the efficiency of our operations, which resulted in a reduction in expenses from previous levels, close management of continuing expenditures and ongoing reductions in product and manufacturing costs. Top line revenue growth has been more difficult to effect, as U.S. and European government programs, which comprise a significant portion of our sales, have remained unpredictable in terms of timing and in some cases have experienced protracted delays.

In late 2007, we embarked on a multi-pronged strategy to expand and diversify our customer base, fully capture emerging market opportunities and accelerate long-term growth. The primary component of the strategy is the development of a range of new contactless and near field communication (NFC) infrastructure products to enable fast growing contactless applications and services for the electronic transaction market (including payment and ticketing), government and enterprise customers. Additionally, we are developing programs to market our existing product offerings into new geographic regions. To ensure appropriate resources for our contactless and expansion strategies, we have strengthened our management team with the addition of marketing, engineering and product management professionals from the contactless industry to execute our contactless product roadmap, including the hiring of our CEO, Felix Marx, in October 2007. Further, we have adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in mid-2008, we collaborated with XIRING, a French security solutions company, to develop a mobile eHealth terminal for the German electronic health card system. In April 2008, we began working with TranZfinity, a provider of e-payment transactions solutions, to develop our @MAXX® family of contactless readers and to provide application services for those readers; and in October 2008 we took an equity position in TranZfinity, as described above.

An additional component of our multi-pronged growth strategy is to actively seek merger and acquisition opportunities to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities, such as our proposed merger with Hirsch, as described above. We believe our proposed merger with Hirsch supports our growth strategy, as we anticipate it will nearly double our revenues, diversify our customer base and position our company to better address the growing market demand for solutions that address both IT security and physical access.

We have been investing in new products, resources, programs and business development activities to support the growth strategies described above and in 2008 this has resulted in increased operating expenses year over year. We believe these investments are critical to the success of our growth strategies and we expect to continue to invest in these strategies in the future.

Overview of the Market for Secure Access and Authentication Solutions

Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet and intranets for information, entertainment and services. The proliferation of and reliance upon electronic data and electronic transactions has created an increasing need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. For government entities and large corporate enterprises, there is a need to restrict and manage access to shared networks and intranets to prevent loss of proprietary data. In addition, there is a need to manage and monitor access to information stored on identification cards used in new government-driven programs around the world, such as electronic passports, driver’s licenses, citizen identification and electronic healthcare cards. In some cases, there may also be a need to expand the capability of electronic networks to protect or restrict access to physical facilities for corporate employees or government personnel. Finally, for consumers and online merchants or banks, there is a need to authenticate credit cardholders or bank clients for Internet-based or other electronic transactions without jeopardizing sensitive personal account information. In each of these areas, standards- based devices that easily interface with a PC or network to provide secure, controlled access to digital content or services are an easily deployed and effective solution.

The proliferation of personal computers in both the home and office, coupled with the increasing availability of personal devices that enable access to computer networks and the Internet, have created significant opportunities for electronic transactions of all sorts, including electronic payment, ticketing, e-government, electronic healthcare access and mobile banking. In government agencies and corporate enterprises, the desire to link disparate divisions or offices, reduce paperwork and streamline operations is also leading to the adoption of more computer- and network-based programs and processes. Network-based programs are also used to track and manage data about large groups of people; for example, citizens of a particular country. While the benefits of computer networks may be significant, network and Internet-based transactions also pose a significant threat of fraud, eavesdropping and data theft for both groups and individuals. To combat this threat, parties at both ends of the transaction must be assured of its integrity. Online merchants and consumers need assurance that customers are correctly identified and that the authenticity and confidentiality of information, such as a credit card number, is established and maintained. Corporate, government and other networks need security systems that safeguard the data of individuals and protect the network from manipulation or abuse, both from within and without the system.

Increasingly, large organizations such as corporations, government agencies and banks are adopting systems that protect the network, the information in it and the people using it by authenticating each user as the user logs on and off the network. Authentication of a user’s identity is typically accomplished by one of two approaches: passwords, which are codes known only by specific users; and tokens, which are user-specific physical devices that only authorized users possess. Passwords, while easier to use, are also less secure because they tend to be short and static, and are often transmitted without encryption. As a result, passwords are vulnerable to decoding or observation and subsequent use by unauthorized persons. Tokens range from simple thumb-sized objects to more complex devices capable of generating time-synchronized or challenge-response access codes. Certain token-based systems require both possession of the token itself and a personal identifier, such as a fingerprint or personal identification number, or PIN, to indicate that the token is being used by an authorized user. Such an approach, referred to as two-factor authentication, provides much greater security than single factor systems such as passwords or the simple possession of a token.

One example of a token used in two-factor authentication is the smart card, which contains an embedded microprocessor, memory and a secure operating system. In addition to their security capabilities, smart cards are able to store data such as account information, healthcare records, merchant coupons, still or video images and, in some cases, cash. Smart cards are typically about the size of a credit card and can easily be carried in a wallet or attached to a badge. Smaller cards designed for use with devices such as mobile phones are also increasingly being utilized. Depending on the application for which they are being used, smart cards can be designed to insert into a reader attached to a PC or other device, or can include wireless capabilities for contactless interface. Worldwide shipments of smart cards reached 4.5 billion in 2007 and are estimated to grow to nearly 5.4 billion in 2009 for applications ranging from mobile communications to corporate security to online banking, according to the European smart card industry organization, Eurosmart. Demand for readers used in conjunction with those cards is also expected to grow. For example, research firm Frost & Sullivan estimates that the worldwide volume of smart card reader units will grow from 15.1 million in 2007 to 37.7 million in 2011. The combination of smart cards and readers provides a secure solution for network access, personal identification, electronic commerce and other transactions where authentication of the user is critical.

Market Opportunities

The market for secure access and authentication solutions in which we participate is experiencing unprecedented expansion, fueled by a few major trends: First, there are an increasing number of large government initiatives throughout the world, such as the Presidential Directive on Homeland Security (“HSPD-12”) in the U.S., the global mandate for electronic passports, national identification programs worldwide, and electronic healthcard (“eHealth”) programs in Germany, France and other European countries. Second, the demand for contactless devices that operate without a physical connection between the card and reader is also growing rapidly. Major deployments of contactless smart cards for payment, transport and electronic identification programs such as the forthcoming German national identification card, are driving growth in the market overall and compelling the industry to transition from the current environment of contact card interface to a contactless infrastructure. Third, NFC, a wireless connectivity technology that enables convenient short-range communications between electronic devices, is expected to become widely used on a global basis to enable contactless applications from mobile phones. This will require a major upgrade of legacy infrastructures to fully enable NFC applications such as payment, ticketing and customer loyalty/reward programs, and will create new markets for contactless infrastructure and NFC tokens.

Government Initiatives

In countries around the world, local and federal governments are utilizing smart card technology to authenticate citizens, employees or military personnel for programs such as network or physical access control, national ID, healthcare, storing digital certificates for online transactions, residency permits and visas and driver’s licenses. According to IMS Research Group, more than one billion smart cards will be used in identity programs by governments and other public bodies worldwide by 2010.

To date, the largest and one of the most advanced deployments of smart cards for digital security purposes has been the U.S. Department of Defense’s Common Access Card (“CAC”) program. Beginning in October 2000, the U.S. Department of Defense has distributed more than 17 million smart cards to military personnel and contractors. These cards are being used as the standard identification credential for military personnel, and are also being used for secure authentication and network access. In compliance with HSPD-12, since late 2006, the CAC card also has served as a standard identity credential that is both secure and interoperable across all federal agencies, regardless of which agency issued the card. To satisfy the technical requirements of HSPD-12, the National Institute for Standards and Technology developed Federal Information Processing Standards Publication 201— a U.S. federal government standard specifying personal identity verification requirements for federal employees and contractors. Under these specifications, personal identity verification cards must also include capabilities for contactless interface with security terminals at doorways and other entrances to provide secure physical access at government facilities.

In order to comply with HSPD-12, government facilities are replacing their existing access control credentials with personal identity verification cards and their existing CAC card readers with new FIPS 201-compliant smart card readers. The U.S. government’s decision to deploy an integrated, agency-wide, common smart card platform will continue to raise the awareness of smart card technology, and hence increase the demand for contactless smart card proximity readers in both public and private sectors, according to IMS Research Group.

Internationally, countries around the world have been working together under the auspices of the International Civil Aviation Organization over the last several years to define and develop standards for electronic passports based on contactless smart card technology. The goal of the program is to ensure that these e-passports cannot be copied or altered, and that the biometric facial image stored on the card could be used to positively identify the holder. With implementations beginning in 2005, more than 50 countries worldwide now issue electronic passports, including Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Macao, Malaysia, the Netherlands, Russia, Singapore, Sweden, the United Kingdom and the U.S.

Countries around the world are also utilizing smart cards as identification credentials for programs such as national identification, residency and driver’s licenses. Electronic identification allow governments to better control the issuance of such identification credentials while enabling cardholders to remotely access government services. Countries utilizing electronic national identification cards include Argentina, Australia, Bahrain, China, Egypt, France, Germany, Hong Kong, India, Israel, Malaysia, the Netherlands, Sweden, Thailand and the United Kingdom. Countries issuing electronic driver’s licenses include Australia, Brazil, India, Japan, Singapore, Sweden and the United Kingdom.

Many governments are also evaluating or making plans to develop electronic healthcare insurance and record systems, which would include smart card-based healthcare cards for participants. Mexico, China, India, Russia and Taiwan, as well as several European countries, including Austria, Belgium, France, Germany, Hungary, Italy, Poland, Turkey and the United Kingdom, are among the countries and regions that have already deployed or will deploy electronic healthcare cards to millions of healthcare users. These cards identify the user and store insurance and medical information that can be accessed by doctors and hospitals, among others. To date, one of the largest programs under development is in Germany, where pilot tests were set up in 2007. The German government plans to distribute 82 million new eHealth cards to citizens beginning in early 2009 and to put in place a corresponding network and card reader infrastructure for doctors, hospitals, pharmacies and other healthcare providers during 2009.

Growth in the Contactless Market

With the mass deployment of electronic passport schemes on a global basis, contactless smart chip technology has proven its maturity and reliability when incorporated in secure documents. As a result other sovereign documents like national ID, driver licenses, residence permits, weapon licenses and the like are migrating to chip-based technology. The majority of new e-government implementations around the world have chosen contactless interface. Estimates from NXP Semiconductors predict that the growth of electronic identification solutions between 2006 and 2012 will be overwhelmingly contactless (an 80% growth rate) compared to a 37% growth rate for contact electronic identification.

In the financial industry, major credit card companies in many parts of the world are embracing smart card technology as a more secure way to safeguard electronic transactions and address the problems of fraud, identity theft and protection of privacy, the cost of which can be significant. The majority of credit cards issued worldwide now comply with the Europay Mastercard Visa standard for securing financial transactions using a smart card.

Along with the move to more secure chip-based payment cards, there is an increasing preference for the convenience of contactless systems to facilitate payments. In part, this is being fueled by a desire on the part of consumers to replace cash payments with electronic payments in a number of daily transactions, particularly those of small value. Over the last two years, electronic payment programs featuring cards equipped with contactless technology, such as such as Visa® payWavetm and MasterCard® PayPasstm, have become widespread in Europe and Asia and are expected to generate significant demand worldwide for smart cards and related technology going forward.

Contactless transactions are being made more convenient with the emergence of mobile phones as a logical and leading platform to enable secure electronic payments. With “smart device” capabilities, the mobile phone enables consumers to purchase goods and services electronically and conveniently, while ensuring security through individual authentication of the user. In effect, the mobile phone becomes an electronic wallet. Integration of contactless payment technology into mobile phones is expected to further spur demand for contactless technology over the next several years. According to the research firm Gartner Group, the number of consumers using mobile payment services via mobile phones and other devices is expected to grow from 32.9 million users in 2008 to 103.9 million in 2011.

There is significant long-term opportunity for companies that can provide contactless solutions that enable mobile phones and other personal devices to support secure electronic payment and banking transactions.

Major contactless technology standards include ISO14443 A and B, MIFAREtm, FeliCa®. In Japan, the contactless technology standard known as FeliCa is widely used for applications such as payment, transport, loyalty and mobile communications. Developed by Sony, FeliCa is the most mature contactless technology in the world today. Growth in FeliCa-enabled devices both within and beyond Japan is expected to be significant over the next several years.

Growth in Near Field Communication Market

As noted above, mobile phones are emerging as the preferred platform to enable contactless applications, in particular secure electronic payments. NFC is fast becoming the preferred technology to enable secure short-range wireless connectivity for mobile phones and other personal mobile devices. Based on the 13.56 Mhz frequency, NFC is a wireless connectivity technology with a short-range of one to four inches. An NFC device can communicate with both existing ISO 14443 smart cards and readers, as well as with other NFC devices, and is thereby compatible with existing contactless infrastructures already in use for public transportation and payment. According to ABI Research, the volume of NFC-enabled chipsets supporting the mobile phone market will grow from zero units in 2005 to 419 million units in 2012, an average annual growth rate of 161%.

Smart USB Tokens

As a result of the major trends driving growth in secure access and authentication solutions described above, there is complementary and growing demand for small, portable tokens that bridge the gap between NFC-enabled mobile phones and a notebook or desktop PC. Smart USB tokens combine mobility with the ease of a USB interface to PCs and other computing devices and the capability to accept a smart card in either standard size or the smaller SIM card format. Such tokens secure authentication for applications including banking, payment, access control and data storage.

SCM’s Secure Authentication Products

We offer a full range of smart card reader technology solutions to address the need for smart card-based security for a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our products include both contact and contactless smart card readers and terminals, USB tokens, application specific integrated circuits (“ASICs”) and small office productivity packages based on smart cards, sold under our CHIPDRIVE brand. We sell our readers and terminals, tokens and ASICs primarily to PC OEMs, smart card solutions providers and government systems integrators to support specific programs, such as e-health cards, secure mobile banking or the U.S. government personal identity verification program; as well as to OEMs that incorporate our products into their devices, such as PCs or keyboards. We sell our CHIPDRIVE small office productivity packages primarily to end users via retail channels and the Internet. Sales of our Secure Authentication products accounted for approximately 84% of our total revenue in 2008, approximately 80% in 2007 and approximately 71% in 2006. Additional discussion of our Secure Authentication business is contained in Item 7, “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

Smart Card Readers

SCM is one of the world’s leading suppliers of smart card readers for security-oriented applications. Our smart card readers are hardware devices that connect either externally or internally with a computer or other processing platform to verify the identity of, or authenticate, the user, and thus control access. Much like a lock works with a key, SCM’s readers work with a smart card to admit or deny access to a computer or network, or to authenticate the card holder for identification and access to facilities, programs or services. They offer incremental levels of protection against unauthorized use, from simple PC Card reader devices to more complex PIN entry systems, which require both a smart card and a user’s personal identification number to authenticate the user. Our readers are utilized to authenticate users in order to support security programs and applications for corporations, financial institutions, governments and individuals. These security programs and applications include secure network logon; personal identification for programs such as healthcare delivery, driver’s licenses and electronic passports; secure mobile banking; digital signatures; and secure e-commerce.

SCM’s reader devices employ an open-systems architecture that provides compatibility across a range of hardware platforms and software environments and accommodates remote upgrades so that compatibility can be maintained as the security infrastructure evolves. We have made significant investments in software embedded within our products to enable our smart card readers and components to read the majority of smart cards in the world, regardless of manufacturer or application. Our smart card readers are also available with a variety of interfaces, including biometric (fingerprint), wireless/contactless, keypad, USB, PCMCIA, ExpressCard® and serial port, and offer various combinations of interfaces integrated into one device in order to further increase the level of security.

SCM’s smart card reader product line includes:

•	Contact Smart Card Readers/Writers: include internal and external Secure Card Readers that require only a smart card to provide secure authentication and external Secure PINpad Readers with a numeric PINpad that utilize a smart card in conjunction with a personal identification code to ensure “two factor” authentication of the user.

•	Contactless Readers and Dual Interface Readers: internal and external readers that address the demand for contactless interface used in many security programs based on smart cards, for example public transport, e-banking and e-passport personalization and verification. We are currently working to add NFC and FeliCa functionality to our entire range of dual interface and contactless solutions.

•	Physical Access Control Terminal: designed to address the requirements of the U.S. government for secure access to facilities. The physical access control terminal combines new technologies such as contactless and biometric interface with existing control systems as well as CAC and newer personal identity verification credential cards, to provide support for new connectivity options going forward.

•	eHealth Terminal: specifically designed to meet the requirements of the German Health Card, to support Germany’s intended rollout of healthcare cards to 82 million citizens. SCM’s eHealth100 terminal reads and operates both with Germany’s current memory card-based health card as well as the new chip-based card, and is compliant for use with three different card types: the electronic health card, the health professional card, and the Secure Module Cards used for secure data communication.

•	ePassport Readers: designed to read all electronic passports currently in use or planned for distribution. Ranked among the highest in interoperability and versatility in international interoperability tests. We offer both complete ePassport readers and ePassport modules that can be incorporated into customer terminals and designs.

•	Mobile Readers: unconnected devices that enable secure network access and user authentication by generating one-time passwords.

•	Keyboard Readers: reader interfaces that are designed to be embedded into a computer keyboard at the manufacturer.

SCM’s smart card readers are developed in compliance with relevant industry standards related to the applications for which they will be used, including PC/SC, Europay Mastercard Visa, FINREAD and Common Criteria. For example, many of our readers, including the SCRx31 Secure Card Reader line, conform to Europay Mastercard Visa international standards for financial transactions. We typically customize our smart card readers with unique casing designs and configurations to address the specific requirements of each customer.

Smart USB Tokens

SCM’s @MAXX family of personal contactless tokens is designed to securely support a broad range of applications. When connected to a PC, the tokens support the establishment of a secure channel to content and services available on the PC or a remote system. Unplugged, they fully leverage existing contactless infrastructures by enabling multiple services and applications such as contactless payment, contactless public transport ticketing or access to facilities. A planned NFC version of the @MAXX token is designed to enable legacy infrastructures (such as PCs or point of sales terminals) to become NFC enabled devices and, for example, enable smart phones that are not equipped with NFC to become NFC-enabled mobile devices, provided there is a USB connection.

ASICs/Chip Sets

SCM’s ASICs provide smart card interface capabilities for embedded platforms, such as desktop computers or keyboards. We offer two levels of ASICs to provide both basic smart card interface capability and support for multiple interfaces and reader devices. All of SCM’s ASICs comply with all relevant security standards for applications in the smart card industry. In addition, our advanced chip allows on-board flash upgrades for future firmware and application enhancements. We have a unique position in the market, with the ability to offer dedicated smart reader/writer, single chip solutions with embedded FLASH for secure firmware upgrade in the field (to prevent obsolescence) for our own products as well as to be integrated in PCs, keyboards and other devices.

CHIPDRIVE Productivity Solutions

We offer several CHIPDRIVE packages, consisting of smart cards, readers and software applications, for small and medium-sized businesses. These products support applications such as smart card-enabled logon to Microsoft® Windows® and smart card-based, secure electronic time recording.

Overview of the Market for Digital Media Connectivity Solutions

Digital cameras have rapidly saturated the consumer market over the last few years, with 80% of U.S. households predicted to own a digital camera by 2010, according to Gartner Group. Camera phones have also gained rapid popularity; in fact, 15% of consumers declare their phones to be their primary picture-taking device, according to an October 2007 survey from InfoTrends. InfoTrends estimates that U.S. output of digital photo prints will grow from 13.2 billion prints in 2005 to 16 billion by 2009. Digital flash media cards, which store digital images on the majority of digital cameras and some camera phones, are the key driver behind digital print growth. Higher capacity memory cards allow digital camera users to take more pictures before having to download images or swap out the card. As card capacities increase, more time is needed to download images. This uses more of the camera’s battery life, which already may be insufficient for many camera owners. To print without draining the camera battery, the digital flash media card can be removed and inserted into a card reader — on a PC, printer or kiosk — to download and print images.

Retail photo kiosks and minilabs, which give instant, high-quality printouts of digital images, make printing photos more convenient for the consumer and typically provide higher quality prints than home printers. As flash memory card capacities increase and digital cameras continue to proliferate, SCM believes consumers will increasingly use photo kiosks and minilabs to download and print their digital pictures. Each photo kiosk or minilab requires a variety of media card readers to download images from the various media cards in use in digital cameras on the market.

SCM’s Digital Media and Connectivity Products

SCM offers digital media readers that provide an interface to the various formats of digital media cards to download digital images and other content. We sell our digital media readers primarily to photo kiosk manufacturers. Our digital media readers allow photo kiosk makers and others to build digital flash media interface capabilities into their products and provide interface capabilities for all major memory card formats, including PCMCIA I and II, CompactFlash® I and II, MultiMediaCardtm, Secure Digital Card®, SmartMediatm, Sony Memory Stick® and xD-Picture Cardtm. Sales of our Digital Media and Connectivity products accounted for approximately 16% of our total revenue in 2008, approximately 20% in 2007 and approximately 29% in 2006. Additional discussion of our Digital Media and Connectivity business is contained in “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

SCM’s digital media readers leverage our interface chips to enable each reader slot to read multiple types of cards. Our digital media reader product line includes:

•	Preconfigured Drives: SCM’s 3.5 inch 5- and 6-bay drives provide plug-and-play interface for photo kiosks and mini labs. Marketed as Professional Card Drive (PCD) or Modular (gMOD and PCD-zMOD) readers, these drives are designed to support heavy commercial usage and support multiple media card formats in either an integrated or a modular form factor.

•	Single Board Drives: SCM’s single board drives provide flexible interface solutions for print kiosks, photo labs and other applications requiring digital flash media interface. Single board drives can be configured using any combination of media interface and drive placement to address the specific requirements of each kiosk or other product environment.

Technology

Many of the markets in which we participate are in their early stages of development and it is expected that they will continue to evolve. For example, early markets typically require complete hardware solutions, but over time requirements shift to critical components such as silicon or software as OEM customers increase their knowledge and sales volumes of the technologies being provided. We are committed to developing products using standards compliant technologies. Our core technologies, listed below, leverage our development efforts to benefit customers across our product lines and markets.

Silicon Strategy

We have implemented a number of core interface and processing technologies into our silicon chips. We have also selected what we believe to be the best available silicon from outside suppliers based on desired functionality, and have embedded our core interface and processing technologies in order to meet time-to-market requirements. We currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. We expect to continue to maintain a balance between our own silicon and the use of third-party devices.

Firmware and Drivers

For our Secure Authentication products, including contact and contactless readers, we have developed interface technology that provides interoperability between PCs and smart cards from many different smart card manufacturers and with many different operating systems. SCM’s interoperable architecture includes an International Standards Organization-compliant layer as well as an additional layer for supporting non-International Standard Organization-compliant smart cards. Through proprietary integrated circuits and firmware, our smart card readers can be updated electronically to accommodate new types of smart cards without the need to change the reader’s hardware. For our Digital Media and Connectivity products, we have developed interface technology that provides interoperability and compatibility between various digital appliances, computer platforms and flash memory cards. For complex terminals for electronic healthcare and other markets, we have chosen to use Linux®-based embedded firmware, which helps to provide the base layers for writing higher levels of application software. All SCM products are offered with the necessary device drivers for major operating systems, including Microsoft Windows, Windows Vistatm, Linux and MAC OS®.

Complete Hardware Solutions

We provide complete hardware solutions for a range of secure digital access applications, and can customize these solutions in terms of physical design and product feature set to accommodate the specific requirements of each customer. For example, we have designed and manufactured smart card readers that incorporate specific features, such as a transparent case and removable USB cable, to address the needs of specific OEM customers.

Customers

Our products are targeted at government contractors and systems integrators, as well as manufacturers of computers, computer components, consumer electronics and photo processing equipment. Sales to a relatively small number of customers historically have accounted for a significant percentage of our total sales. Sales to our top ten customers accounted for approximately 58% of revenue in fiscal 2008, 61% of revenue in fiscal 2007 and 53% of revenue in fiscal 2006. In 2008, Tx Systems, Inc and Flextronics America, LLC (formerly Solectron) each accounted for more than 10% of revenue. In 2007, Envoy Data Corporation accounted for more than 10% of revenue. In 2006, Flextronics America, LLC accounted for more than 10% of revenue. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our total sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could harm our business and operating results.

Sales and Marketing

We utilize a direct sales and marketing organization, supplemented by distributors, value added resellers, systems integrators, resellers and Internet sales. As of December 31, 2008, SCM had 38 full-time employees engaged in sales and marketing activities. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In support of our sales efforts, we conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs, and we participate in trade shows.

Backlog

We typically do not maintain a significant level of backlog. As a result, revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. Sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. Our customer contracts generally do not require fixed long-term purchase commitments. In view of our order and shipment patterns, and because of the possibility of customer changes in delivery schedules or cancellation of orders, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Collaborative Industry Relationships

We are a contributor in various national and global standardization bodies and industry consortia, and are party to collaborative arrangements with a number of third parties. We evaluate, on an ongoing basis, potential strategic alliances and intend to continue to pursue such relationships. Our future success will depend in part on the success of our current arrangements and our ability to establish additional arrangements. These arrangements may not result in commercially successful products.

DIN — SCM is a member of DIN, the German Institute for Standardization, which develops norms and standards as a service to industry, the state and society as a whole. A registered non-profit association, DIN has been based in Berlin since 1917. DIN’s primary task is to work closely with its stakeholders to develop consensus-based standards that meet market requirements. Some 26,000 experts contribute their skills and experience to the standardization process. By agreement with the German federal government, DIN is the acknowledged national standards body that represents German interests in European and international standards organizations. 90% of the standards work now carried out by DIN is international in nature.

NETC@RDS — SCM is a member of the NETC@RDS initiative, which is devoted to establishing improved health care access and administration procedures for mobile citizens in the European Union (EU), using the electronic European Health Insurance Card. We are a technology provider to the NETC@RDS project and have participated in market validation tests which included 85 pilot sites in 10 EU member states.

NFC Forum — SCM is a principal member of the NFC Forum and was recently named chair of the NFC Forum’s Devices Working Group. The NFC Forum is a non-profit industry association whose mission is to advance the use of NFC technology by developing specifications, ensuring interoperability among devices and services, and educating the market about NFC technology, which is a type of radio frequency technology that allows for secure transference of data between a card and reader over distances of not more than a few inches, and is an important technology for contactless payment applications. The NFC Forum consists of 150+ global member companies, including leading mobile communications, semiconductor and consumer electronics firms. NFC Forum members are currently developing specifications for a modular NFC device architecture, protocols for interoperable data exchange and device-independent service delivery, device discovery, and device capability.

PCMCIA — SCM is a member of the Personal Computer Memory Card International Association, or PCMCIA, an international standards body and trade association with more than 100 member companies. We have been a member of PCMCIA since 1990. PCMCIA was founded in 1989 to establish standards for integrated circuit cards and to promote interchangeability among mobile PCs.

PC/SC Workgroup — SCM is an associate member of the PC/SC workgroup, a consortium of technology companies that seeks to set the standard for integrating smart cards and smart card readers into the mainstream computing environment.

Share Security Formats Cooperation (SSFC) — SCM is a customer partner of SSFC, an alliance of leading Japanese technology companies that aims to establish a securely shared new data format for contactless smart cards, enabling multiple security applications to be managed using a single smart card.

Silicon Trust — SCM is a member of Silicon Trust, an industry forum sponsored by Infineon Technologies that focuses on silicon based security solutions, including smart cards, biometrics, and trusted platforms.

Smart Card Alliance — SCM is a member of the Smart Card Alliance, a U.S.-based, multi-industry association of member firms working to accelerate the widespread acceptance of multiple applications for smart card technology. We are also a member of Smart Card Alliance’s Leadership Council.

Teletrust — SCM is a member of Teletrust, a German organization whose goal is to provide a legally accepted means to adopt digital signatures. Digital signatures are encrypted personal identifiers, typically stored on a secure smart card, which allow for a high level of security through internationally accepted authentication methods. We are also a member of the smart card terminal committee of Teletrust, which defines the standards for connecting smart cards to computers for applications such as secure electronic commerce over the Internet.

Other — SCM is also a member of several digital flash media card organizations, including CompactFlash Association, Memory Stick Developers Forum, MultiMediaCard Association, SD Card Association, SSFDC SmartMedia Forum, xD-Picture Card Forum, Photo Marketing Association International and USB Implementers Forum.

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

We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses were approximately $3.9 million for the year ended December 31, 2008, $3.1 million for the year ended December 31, 2007 and $3.8 million for the year ended December 31, 2006. As of December 31, 2008, we had 73 full-time employees engaged in research and development activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our research and development activities occur in India.

Manufacturing and Sources of Supply

We utilize the services of contract manufacturers in Singapore and China to manufacture our products and components. We have implemented a global sourcing strategy that we believe enables us to achieve economies of scale and uniform quality standards for our products, and to support gross margins. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. We have a formal quality control program to satisfy our customers’ requirements for high quality and reliable products. To ensure that products manufactured by others are consistent with our standards, we manage all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce our products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we work with our suppliers to improve process control and product design. As of December 31, 2008, we had 9 full-time employees engaged in manufacturing and logistics activities, focused on coordinating product management and supply chain activities between SCM and our contract manufacturers.

On an ongoing basis, we analyze the need to add alternative sources for both our products and components. Even so, we rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Wherever possible, we have added additional sources of supply for mechanical components such as printed circuit boards or casing. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. Additionally, components may not be available in a timely fashion or at all, particularly if larger companies have ordered more significant volumes of the components, and if demand is great, higher prices may be charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results. These delays could also damage relationships with current and prospective customers.

Competition

The Secure Authentication and Digital Media and Connectivity markets are competitive and characterized by rapidly changing technology. We believe that competition in these markets is likely to intensify as a result of anticipated increased demand for digital access products. We currently experience competition from a number of sources, including:

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

We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for secure authentication and digital media transfer products may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products include:

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

While we believe that we compete favorably with respect to these factors, we may not be able to continue to successfully compete due to these or other factors. Competitive pressures we face could materially and adversely affect our business and operating results.

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

There has been a great deal of litigation in the technology industry regarding intellectual property rights and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the United States. Because many of our products are sold and a substantial portion of our business is conducted outside the United States, our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around our patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

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

SCM owns approximately 30 patent families (designs, patents and utility models) comprising a total of 100 individual or regional filings, covering products, mechanical designs and ideas for our Secure Authentication and Digital Media and Connectivity businesses. Additionally, we leverage our own ASIC designs for smart card interface in our reader devices. None of our patents are material to our business.

Employees

As of December 31, 2008, SCM had 147 full-time employees, of which 73 were engaged in engineering, research and development; 38 were engaged in sales and marketing; nine were engaged in manufacturing and logistics; and 27 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

Our corporate headquarters are in Ismaning, Germany. We also lease small sales and marketing facilities in California, Japan and Hong Kong. Research and development activities are conducted from our facility in Chennai, India. We consider these properties as adequate for our business needs.

Legal Proceedings

From time to time, we could become subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.

On March 18, 2009, a complaint was filed by Secure Keyboards, Ltd. and two of its general partners, Luis Villalobos and Howard B. Miller in Los Angeles Superior Court. The complaint names the Company, Felix Marx, the Company’s Chief Executive Officer, and Hirsch, as defendants, and asserts multiple causes of action, including interference with contract, in connection with the proposed merger of the Company and Hirsch. The Plaintiffs are seeking damages, including approximately $20,200,000, and declaratory relief. See Part I, Item 3, Legal Proceedings, for additional information about this pending litigation.

Availability of SEC Filings

We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our Internet address is www.scmmicro.com. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

We have a history of losses with an accumulated deficit of $202.2 million as of December 31, 2008. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.

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

Our common stock is listed both on the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange and we typically experience the majority of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the United States to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A significant positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.

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

We have incurred and will incur significant expenses as a result of our proposed merger with Hirsch, which has reduced and will reduce the amount of capital available to fund our business.

We have incurred, and will continue to incur, significant expenses related to our proposed merger with Hirsch. These expenses include investment banking fees, legal fees, accounting fees, and printing and other costs already incurred, and are expected to include a net cash outlay of approximately $10 million related to payment for Hirsch shares. There may also be unanticipated costs related to the proposed merger. As a result, the capital available to fund our activities has been and is expected to be further reduced. During 2009, if we are unsuccessful in securing sufficient sales of terminals for the German eHealth program, or in generating sufficient new revenues from the contactless market, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

If our proposed merger with Hirsch occurs, we may not realize all of its anticipated benefits.

To be successful after the proposed merger, SCM and Hirsch will need to combine and integrate the businesses and operations of our separate companies. The combination of two independent companies is a complex, costly and time-consuming process. As a result, after the closing of the proposed merger, our combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of both SCM and Hirsch. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt either or both of our businesses and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us and by Hirsch. We have not recently completed a merger or acquisition comparable in size or scope to this transaction. The possible failure of our combined company, after the proposed merger, to meet the challenges involved in successfully integrating Hirsch’s operations with ours or otherwise to realize any of the anticipated benefits of the proposed merger could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the contemplated integration of our two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline. The difficulties of combining the operations of the companies may include, among others:

•	maintaining employee morale and retaining key employees;

•	preserving important strategic and customer relationships;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information, communications and other systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of SCM and Hirsch.

In addition, even if the businesses and operations of SCM and Hirsch are integrated successfully, the combined company may not fully realize the expected benefits of the proposed merger, including sales or growth opportunities that were anticipated, within the anticipated time frame, or at all. Further, because the businesses of SCM and Hirsch differ, the results of operations of our combined company and the market price of our common stock after the closing of the proposed merger may be affected by factors different from those existing prior to the merger and may suffer as a result of the merger. As a result, we cannot assure you that the combination of the businesses and operations of SCM with Hirsch will result in the realization of the full benefits anticipated from the proposed merger.

Our proposed merger with Hirsch may not occur.

If we are unable to secure the approval of our stockholders to issue new securities related to our proposed merger with Hirsch, the proposed merger will not occur. Even if the proposed merger is approved by our stockholders and the shareholders of Hirsch, specified conditions must be satisfied or waived to complete the proposed merger. We cannot assure you that all of the conditions will be satisfied, and if the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, which would result in the loss of some or all of the expected benefits of the proposed merger.

We may incur substantial costs or other damages associated with pending or future litigation related to the proposed merger of the Company and Hirsch, which may prevent or delay the closing of the proposed merger, and adversely affect our business, financial condition and results of operations.

On March 18, 2009, Secure Keyboards, Ltd. (“Secure Keyboards”) and two of its general partners, Luis Villalobos and Howard B. Miller, filed a complaint against the Company, Felix Marx, our Chief Executive Officer, and Hirsch, in Los Angeles Superior Court. The complaint alleges multiple causes of action, including interference with contract, in connection with the proposed merger of SCM and Hirsch and a 1994 settlement agreement entered into among Secure Keyboards, Hirsch, and Secure Networks, Ltd (the “Settlement Agreement”). In addition, other potential lawsuits arising out of the proposed merger could seek to enjoin consummation of the merger or, in the alternative, to rescind the merger, as well as monetary damages. Even if such litigation is ultimately proven to lack merit, these actions could prevent or delay the closing of the merger. Any conclusion of such litigation in a manner adverse to us could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of management and resources in general.

If the Company and Secure Keyboards cannot resolve the litigation arising out of the proposed merger, and the general partners do not consent to become a party to and be bound by the letter of understanding or consent to the merger, a condition to the Company’s obligation to close the proposed merger will not have been satisfied.

Pursuant to the Settlement Agreement, Hirsch is obligated to pay royalty payments in connection with the purchase of patented technology. In connection with the signing of the merger agreement with Hirsch, Robert Parsons and Lawrence Midland, as two of the four general partners of Secure Keyboards, delivered a letter of understanding to the Company, as amended and restated on January 30, 2009. Among other conditions, the obligation of the Company to complete the proposed merger is subject to the Company’s receipt or waiver of Secure Keyboards’ consent to the proposed merger and waiver of any rights to notice pursuant to the terms of the Settlement Agreement (with such consent executed by each of its four respective general partners), and the consent of each of the other two general partners of Secure Keyboards to become a party to and be bound by the letter of understanding delivered to the Company by Robert Parsons and Lawrence Midland.

As described above, on March 18, 2009, Secure Keyboards and Luis Villalobos and Howard B. Miller, the two general partners not currently a party to the letter of understanding, filed a complaint against the Company alleging, among other actions, interference with contract. The complaint alleges that the letter of understanding interfered with the Settlement Agreement in a manner which harmed Secure Keyboards’ interests.

If the parties are not able to resolve the matter and the Company is not able to obtain Luis Villalobos and Howard B. Miller’s consent to the merger and to become a party to and be bound by the letter of understanding, a condition to the Company’s obligation to close the merger will not be satisfied and, if the Company decides not to waive this condition, the merger will not be consummated.

If our proposed merger with Hirsch is not consummated, we may not be successful in our strategy to grow revenue and become profitable.

One of the components of our growth strategy is to increase our revenues and operational scale through merger and acquisition activities. If the proposed merger with Hirsch is not consummated, then we may not be able to increase our revenues or operational scale as rapidly as we have planned, or at all. If we are unable to increase our revenues or operational scale, we may not be able to fully leverage our global infrastructure, or to pursue our other growth strategies effectively. We may elect to pursue mergers or acquisitions with other companies, and there is no guarantee that these efforts will be successful. Additionally, if the proposed merger with Hirsch is not consummated, then the financial and other resources that we have expended on the proposed merger may not be recoverable.

The issuance of shares of SCM common stock to Hirsch shareholders in connection with the proposed merger will substantially reduce the percentage ownership of current SCM stockholders.

If the proposed merger with Hirsch is completed, we expect that, based on shares of Hirsch common stock outstanding as of February 10, 2009, we will pay, in the aggregate, approximately $14.1 million in cash and issue approximately 9,411,470 shares of SCM common stock, and warrants to purchase an additional 4,705,735 shares of

SCM common stock, as consideration for the outstanding shares of Hirsch common stock. Following the proposed merger, current holders of Hirsch stock are expected to own approximately 37% of the shares of SCM common stock outstanding and current holders of SCM stock are expected to own approximately 63% of the shares of SCM common stock outstanding. SCM stockholders will continue to own their existing shares of SCM common stock, which will not be affected by the proposed merger, other than by the dilution resulting from the issuance of the merger consideration described above. Based on existing warrants to purchase shares of Hirsch common stock outstanding as of February 10, 2009 and excluding the additional warrants to be issued to Hirsch directors for service in 2008, we also expect to issue warrants to purchase approximately 164,618 shares of SCM common stock to the holders of Hirsch warrants to purchase Hirsch common stock, in connection with the proposed merger. If all of the existing options to purchase shares of Hirsch common stock outstanding as of February 10, 2009 were exercised, we would issue up to an additional 250,000 shares of SCM common stock and warrants to purchase 125,000 shares of SCM common stock to current holders of Hirsch options as merger consideration. The issuance of the shares of SCM common stock and warrants to purchase SCM common stock described above will cause a significant reduction in the relative percentage interests of current SCM stockholders in earnings, voting, and liquidation, book and market value.

SCM common stock has historically traded at a very low volume. If we complete the proposed merger with Hirsch, the market price of SCM common stock could decline as a result of the large number of shares that would become eligible for sale in the future.

The new shares of SCM common stock to be issued as merger consideration in connection with the proposed merger with Hirsch will become saleable beginning six months after the effective time of the proposed merger and the warrants to purchase shares of SCM common stock will be exercisable for two years following the third anniversary of the effective time of the proposed merger. Consequently, after such periods, a substantial number of additional shares of SCM common stock would be eligible for resale in the public market. Stockholders of SCM and former shareholders of Hirsch may not wish to continue to invest in the operations of the combined company after the proposed merger with SCM, or for other reasons, may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market following the closing of the proposed merger could adversely affect the market price of our stock.

If the proposed merger is completed, Hirsch’s current shareholders will own a large percentage of SCM common stock, and will have significant influence over the outcome of corporate actions requiring stockholder approval; the former Hirsch shareholders’ priorities for our business may be different from ours or our other stockholders.

If the proposed merger is completed, the former Hirsch shareholders are expected to beneficially own approximately 37% of SCM’s common stock and the former SCM stockholders are expected to beneficially own approximately 63% of SCM’s common stock. Accordingly, the former Hirsch shareholders would be able to significantly influence the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch could delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch shareholders may differ from the interests of other stockholders.

We may not have uncovered all the risks associated with the proposed merger with Hirsch and a significant liability may be discovered.

There may be risks that we failed to discover in the course of performing our due diligence investigations related to the proposed merger with Hirsch, which could result in significant liabilities. In connection with the acquisition of Hirsch, we expect that a subsidiary of SCM will assume all of Hirsch’s liabilities, both pre-existing and contingent, as a matter of law upon the exchange of all Hirsch shares of common stock. The merger agreement between us and Hirsch did not provide for our indemnification by the former Hirsch shareholders against any of Hirsch’s liabilities, should they arise or become known after the closing of the proposed merger. Furthermore, there is no escrow account or indemnity agreement protecting us in the event of any breach of Hirsch’s representations and warranties in the merger agreement. While we attempted to minimize risks by conducting due diligence that we deemed appropriate under the circumstances, we may not have identified all existing or potential risks. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.

The representations and warranties contained in the merger agreement between SCM and Hirsch were made solely for purposes of the contract among SCM, Hirsch, and the merger subsidiaries, and used as a tool for allocating risk among the parties, and therefore they may not accurately characterize the actual state of facts or conditions of SCM or Hirsch.

The representations and warranties contained in the merger agreement between SCM and Hirsch were made solely for purposes of the contract among SCM, Hirsch, and the merger subsidiaries, and are used for the purpose of allocating risk among the parties, rather than establishing matters of facts. Because the representations and warranties may not accurately characterize the actual state of facts or conditions of SCM or Hirsch, no third party should rely upon the representations and warranties in the merger agreement as statements of factual information.

The amount of merger consideration is fixed and not subject to adjustment based on the market price of our common stock. As a result, we may pay a higher price for the merger if our stock price increases.

The merger consideration to be received by the holders of the shares of Hirsch common stock in the proposed merger includes shares of our common stock and warrants to purchase shares of our common stock. The merger agreement does not include an exchange ratio or adjustment mechanism based on the market price of our common stock for the determination of the amount of merger consideration that will be paid. Increases in the value of our common stock will result in a higher price being paid by us for Hirsch common stock and more value received by Hirsch shareholders in the proposed merger. Additionally, we will not have the right to terminate or renegotiate the merger agreement or to re-solicit proxies as a result of any increase in the value of our outstanding common stock.

The financial projections for both our business and Hirsch’s business that were prepared in connection with our proposed merger with Hirsch are only estimates of future results and there is no assurance that actual results will not be different.

In connection with the contemplated merger with Hirsch, we and Hirsch each created financial projections of our respective businesses. These financial projections are only estimates of possible future operating results and not guarantees of future performance. The future operating results of each company and of the combined company will be affected by numerous factors, including those discussed in this “Risk Factors” section of this Annual Report on 10-K. The actual operating results will likely differ from these financial projections.

Provisions of the merger agreement regarding the payment of a termination fee by us to Hirsch could negatively affect our business operations if the merger agreement is terminated.

Provisions of the merger agreement and ancillary agreements between SCM and Hirsch provide that, in the case that the merger agreement is terminated, in certain circumstances one party may be obligated to pay to the other a termination fee of $1.5 million, plus an amount equal to all out-of-pocket expenses incurred (excluding the cost of employee time). If we were to be required to pay the termination fee and reimbursement expenses to Hirsch, the results of our business operations could be adversely impacted.

The date on which the proposed merger with Hirsch will close is uncertain.

The date on which the proposed merger with Hirsch will close depends on the satisfaction of the closing conditions set forth in the merger agreement, or the waiver of those conditions by the parties thereto. While we and Hirsch expect to complete the proposed merger in the first half of 2009, the completion date of the proposed merger might be later than expected because of unforeseen events.

Disruption in the global financial markets may adversely impact the availability and cost of credit.

In the future, we may seek to raise additional funds. Our ability to obtain financing for acquisitions or other general corporate and commercial purposes depends on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. As a result, an unprecedented level of intervention from the United States and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to pursue additional expansion or acquisition opportunities, make capital expenditures, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. If we are able to obtain additional capital, the aggregate percentage ownership of our existing stockholders may be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

Disruption in the global financial markets may adversely impact SCM’s customers and customer spending patterns and we could experience heightened credit risk to our accounts receivable.

The current financial crisis may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from our current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Additionally, we are exposed to credit risk in our accounts receivable, and this risk is heightened in times of economic weakness. We distribute our products both through third-party resellers and directly to certain customers. A majority of our outstanding trade receivables are not covered by collateral or credit insurance. We may not be able to monitor and limit our exposure to credit risk on our trade and non-trade receivables, we may not be effective in limiting credit risk and avoiding losses.

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

Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector, the financial sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 58% of revenue in 2008, 61% of revenue in 2007 and 53% of revenue in 2006. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media and Connectivity business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the third quarter of 2008, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Sales of our products depend on the development of emerging applications in our target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.

We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In recent months, we also have focused on expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base. For example, we have recently added sales resources to target authentication programs in the government and enterprise sectors in Asia, and have begun to target the photo kiosk markets in Europe and Asia. We also have initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products. We introduced the first of these products in October 2008. Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

•	general economic conditions, for example the economic uncertainty caused by the current global economic recession;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

A significant portion of our revenue is dependent upon sales to government programs, which are impacted by uncertainty of timelines and budgetary allocations, as well as by delays in developing standards for information technology (“IT”) projects and in coordinating all aspects of large smart card-based security programs.

Large government programs are a primary target for our Secure Authentication business, as smart card technology is increasingly used to enable applications ranging from paying taxes online, to citizen identification, to receiving health care. Historically, we have sold a significant proportion of our Secure Authentication products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. In recent periods, we have experienced a significant decrease in sales of our external smart card readers to the U.S. government, primarily due to weaker demand in this market as a result of ongoing project and budget delays and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers have resulted in reduced revenue from the U.S. government sector, which we believe is not likely to consistently return to previous levels. We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We also have spent significant resources developing a range of e-health smart card terminals for the German government’s electronic health card program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government has stated that it plans to distribute new electronic health cards to its citizens beginning in early 2009, and to put in place a corresponding network and card reader infrastructure during 2009, there have already been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.

Some of our sales are made through distributors, and the loss of such distributors could result in decreased revenue.

We currently use distributors to sell some of our products, primarily into markets or customers where the distributor may have closer relationships or greater access than we do. Distribution arrangements are intended to benefit both us and the distributor, and may be long- or short-term relationships, depending on market conditions, competition in the marketplace and other factors. If we are unable to maintain effective distribution channels, there could be a reduction in the amount of product we are able to sell, and our revenues could decrease.

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

In addition, because our customers rely on our Secure Authentication products to prevent unauthorized access to PCs, networks or facilities, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.

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

Our products are manufactured outside the United States by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

•	difficulties in staffing;

•	currency fluctuations;

•	potentially adverse tax consequences;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	export controls;

•	political and economic instability;

•	lack of control over the manufacturing process and ultimately over the quality of our products;

•	late delivery of our products, whether because of limited access to our product components, transportation delays and interruptions, difficulties in staffing, or disruptions such as natural disasters;

•	capacity limitations of our manufacturers, particularly in the context of new large contracts for our products, whether because our manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

•	obsolescence of our hardware products at the end of the manufacturing cycle.

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as digital flash media, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

We may choose to take back unsold inventory from our customers.

If demand is less than anticipated, customers may ask that we accept returned products that they do not believe they can sell. With the exception of our retail CHIPDRIVE products, we do not have a policy relating to product returns. However, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. If we were to accept product returns, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

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

To achieve a quorum at a regular or special stockholder meeting, at least one-third of all shares of our stock entitled to vote must be present at such a meeting in person or by proxy. In addition, certain actions, including the approval of a significant transaction, may require approval of a majority of the total number of SCM’s shares then outstanding. As of February 11, 2009, the record date for our Special Meeting of Stockholders, approximately 50% of our shares outstanding were held by retail stockholders in Germany, through German banks and brokers. Securities regulations and business customs in Germany result in very few German banks and brokers providing our proxy materials to our stockholders in Germany and in very few German stockholders voting their shares even when they do receive such materials. In addition, the absence of a routine “broker non-vote” in Germany typically requires the stockholder to return the proxy card to us before the votes it represents can be counted for purposes of establishing a quorum.

As a result, it is often difficult and costly for us, and requires considerable management resources, to achieve a quorum at annual and special meetings of our stockholders. If we are unable to achieve a quorum at a future annual or special meeting of our stockholders, corporate actions requiring stockholder approval could be restricted, delayed or even prevented. These include, but are not limited to, actions and transactions that may be of benefit to our stockholders, part of our strategic plan or necessary for our corporate governance, such as our proposed merger with Hirsch and related actions and corporate mergers, acquisitions, dispositions, sales or reorganizations, financings, stock incentive plans or the election of directors. Even if we are able to achieve a quorum for a particular meeting, some of these actions or transactions require the approval of a majority of the total number of our shares then outstanding, and we may not be successful in obtaining such approval. The failure to hold an annual meeting of stockholders may also result in our being out of compliance with Delaware law and the qualitative listing requirements of the NASDAQ Stock Market, each of which requires us to hold an annual meeting of our stockholders. Our inability to obtain a quorum at any such meeting may not be an adequate excuse for such failure. Lack of compliance with the qualitative listing requirements of the NASDAQ Stock Market could result in the delisting of our common stock on the NASDAQ Stock Market. Either of these events would divert management’s attention from our operations and would likely be costly and could also have an adverse effect on the trading price of our common stock.

One of our directors is a partner in the largest shareholder of SCM, and both of them have significant influence over the outcome of corporate actions requiring board and shareholder approval, respectively; the shareholder’s priorities for our business may be different from ours or our other shareholders.

As of December 31, 2008, Lincoln Vale European Partners (“Lincoln Vale”) holds nearly 10% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may also be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares invested by Lincoln Vale in SCM. Accordingly, Dr. Liebler and/or Lincoln Vale could have significant influence over the outcome of corporate actions requiring board and shareholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Dr. Liebler and/or Lincoln Vale could delay or prevent a change of control of SCM, even if such a change of control would benefit our other shareholders. We cannot assure you that Lincoln Vale’s objectives are aligned with those of the other shareholders.

We have global operations, which require significant financial, managerial and administrative resources.

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Germany, Hong Kong, India, Japan and the United States. We also must manage contract manufacturers in several different countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 57% of our revenue for the year ended December 31, 2008, 49% of our revenue for the year ended December 31, 2007 and 57% of our revenue for the year ended December 31, 2006 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions and stability, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	export controls;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

Fluctuations in the valuation of foreign currencies could impact costs and/or revenues we disclose in U.S. dollars, and could result in foreign currency losses.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. For example, excluding a one-time severance payment made to our former chief executive officer in the second quarter of 2007, our general and administrative expenses in the first half of 2008 were higher than in the same period of the previous year, primarily due to the devaluation of the dollar as compared with the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example when an SCM subsidiary has the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect our company against the risks associated with foreign currency fluctuations.

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

For example, on October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc., a privately held entity, pursuant to which we purchased 33.7% of the outstanding shares of TranZfinity common stock for an aggregate purchase price of $2.5 million. The investment is inherently high risk as the market for technologies or products manufactured by the entity in its early stage at the time of the investment by us and such market may never be significant.

Any acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balances or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities; diversion of our management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services; and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We may not be successful with any such acquisition.

Acquisitions and strategic investments may also lead to substantial increases in non-current assets, including goodwill. Write-downs of these assets due to unforeseen business developments may materially and adversely impact our financial condition and results of operations.

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

We face risks from litigation.

In addition to the litigation described above, from time to time, we may be subject to litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

From time to time, in the future we may issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of March 23, 2009, 15,743,515 shares of common stock were outstanding.

In connection with the proposed merger with Hirsch, we expect to issue approximately 9,411,470 shares of SCM common stock, and warrants to purchase an additional 4,705,735 shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of December 31, 2008, an aggregate of approximately 3.0 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.8 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are in Ismaning, Germany, where we lease approximately 22,000 square feet pursuant to a lease agreement that expires in November 2013. We also lease small sales and marketing facilities in California and in Japan. In California, we lease approximately 6,200 square feet pursuant to a lease agreement that expires in September 2009 and in Japan, we lease approximately 2,100 square feet pursuant to a lease agreement that expires in September 2010. We own a research and development facility of approximately 17,600 square feet in Chennai, India. We consider these properties as adequate for our business needs.

We also lease approximately 69,000 square feet at a facility in Guilford, Connecticut, where the lease term expires February 2011. During 2003, we discontinued operations at the Guilford facility and we are currently attempting to sublease the unused space.

ITEM 3.	LEGAL PROCEEDINGS

On March 18, 2009, Secure Keyboards and two of its general partners, Luis Villalobos and Howard B. Miller, filed a complaint against the Company, Felix Marx, the Company’s Chief Executive Officer, and Hirsch, in Los Angeles Superior Court (Case No. SC102226). The complaint asserts multiple causes of action, including interference with contract, in connection with the prospective merger of the Company and Hirsch and the Settlement Agreement. The Settlement Agreement calls for royalty payments to be made from Hirsch to each of Secure Keyboards and Secure Networks, Ltd. The complaint alleges that the letter of understanding interfered with the Settlement Agreement in a manner which harmed Secure Keyboards’ interests. The Plaintiffs are seeking damages, including approximately $20,200,000, and declaratory relief. The initial case management review and conference is scheduled for July 6, 2009. We believe that the claims in this case are without merit and we intend to defend the case vigorously, but until a final decision is made with respect to the Plaintiffs’ allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on our business, financial condition and results of operations.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “SCMM” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “SMY.” According to data available at March 6, 2009, we estimate we had approximately 11,038 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	NASDAQ		Prime Standard
	National Market		(Quoted in Euros)
	High	Low	High	Low

Fiscal 2008:
First Quarter	$3.78	$2.59	€2.56	€1.71
Second Quarter	$3.19	$2.71	€1.99	€1.68
Third Quarter	$3.17	$2.08	€2.03	€1.52
Fourth Quarter	$2.34	$1.27	€1.62	€1.02
Fiscal 2007:
First Quarter	$4.34	$2.97	€3.35	€2.30
Second Quarter	$4.42	$2.90	€3.25	€2.23
Third Quarter	$3.32	$2.63	€2.28	€1.95
Fourth Quarter	$3.74	$2.85	€2.56	€2.05

We have never declared or paid cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2003, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2003 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $7.72 per share, the closing price on December 31, 2003.

Our historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SCM Microsystems, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Measurement Period
	(Fiscal Year Covered)
	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
SCM Microsystems	100	63	44	40	43	29

NASDAQ Composite	100	110	113	127	138	81

RDG Technology	100	104	106	116	132	75

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the sale of our DTV solutions business in fiscal 2006 and the sale of our retail Digital Media and Video business in fiscal 2003, with both businesses accounted for as discontinued operations.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue	$28,362	$30,435	$33,613	$27,936	$30,030
Cost of revenue	15,817	17,781	21,756	17,106	17,724

Gross profit	12,545	12,654	11,857	10,830	12,306

Operating expenses:
Research and development	3,902	3,123	3,767	4,081	4,807
Selling and marketing	9,620	6,603	7,498	7,040	8,560
General and administrative	8,075	7,132	7,548	9,198	9,021
Amortization of intangibles	—	272	666	673	1,078
Impairment of goodwill and intangibles	—	—	—	—	388
Restructuring and other charges (credits)	—	(4)	1,120	319	607
Gain on sale of assets	(1,455)	—	—	—	—

Total operating expenses	20,142	17,126	20,599	21,311	24,461

Loss from operations	(7,597)	(4,472)	(8,742)	(10,481)	(12,155)
Loss on equity investments	(256)	—	—	—	—
Interest income	757	1,639	1,350	745	806
Foreign currency gains (losses) and other income (expense)	(2,638)	(346)	(225)	1,731	(1,675)

Loss from continuing operations before income taxes	(9,734)	(3,179)	(7,617)	(8,005)	(13,024)
Benefit (provision) for income taxes	(752)	(113)	(73)	(150)	173

Loss from continuing operations	(10,486)	(3,292)	(7,690)	(8,155)	(12,851)
Gain (loss) from discontinued operations, net of income taxes	(213)	(215)	3,508	(2,109)	(6242)
Gain (loss) on sale of discontinued operations, net of income taxes	589	1,586	5,224	(2,171)	430

Net income (loss)	$(10,110)	$(1,921)	$1,042	$(12,435)	$(18,663)

Basic and diluted loss per share from continuing operations	$(0.66)	$(0.21)	$(0.49)	$(0.53)	$(0.83)
Basic and diluted income (loss) per share from discontinued operations	$0.02	$0.09	$0.56	$(0.27)	$(0.38)
Basic and diluted net income (loss) per share	$(0.64)	$(0.12)	$0.07	$(0.80)	$(1.21)
Shares used to compute basic and diluted income (loss) per share	15,743	15,725	15,638	15,532	15,402

	December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,550	$32,444	$36,902	$32,440	$46,153
Working capital(1)	23,931	34,027	31,967	27,371	39,161
Total assets	41,138	48,564	51,355	52,734	73,307
Total stockholders’ equity	28,126	37,039	35,318	32,617	46,829

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

SCM Microsystems designs, develops and sells hardware and system solutions that enable people to conveniently and securely access digital content and services. We sell our secure digital access products into two market segments: Secure Authentication and Digital Media and Connectivity. Our products are sold primarily to original equipment providers, or OEMs, who typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers include: government contractors, systems integrators, large enterprises, computer manufacturers, as well as banks and other financial institutions for our smart card readers; and major brand computer and photo processing equipment manufacturers for our digital media readers. We sell our CHIPDRIVE solutions through resellers and the Internet. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.

Growth Strategies

We have put in place a number of strategies to grow revenues over the long-term, as discussed below.

Throughout most of 2007, our revenue growth strategy was primarily based on investing in new Secure Authentication products to address emerging smart card-based security programs in Europe, including e-passport, national ID and e-health. Additionally, we implemented programs to expand sales of our CHIPDRIVE business productivity solutions for small and medium-sized businesses to markets outside Germany. We also continued our traditional focus on the U.S. government market, providing smart card readers for authentication programs within various federal agencies; as well as providing digital media readers for the photo kiosk market in the U.S.

In late 2007, we embarked on a multi-pronged strategy to expand and diversify our customer base, fully capture emerging market opportunities and accelerate long-term growth. As part of this strategy, we added sales resources in Europe, Asia and the Americas to increase our ability to address current and future business opportunities, including the expansion of existing product lines into new geographic markets. For example, we added sales resources to target authentication programs in the government and enterprise sectors in Asia and we began targeting the photo kiosk markets in Europe and Asia. As sales cycles for government projects and design cycles for photo kiosks may take several quarters, we believe we will begin to realize revenue from these investments in the first half of 2009.

In early 2008, we implemented an additional growth strategy aimed at further diversifying and expanding our customer base by targeting the emerging contactless reader market. We have begun investing to develop new Secure Authentication products based on contactless technologies such as Near Field Communication and FeliCa® and have initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with our contactless reader products. For example, in October 2008, we introduced the first in a family of new products called @MAXX that are aimed at the market for contactless applications.

To better leverage our own capabilities, we have also adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in recent months we have worked together with XIRING, a French security solutions company, to develop a mobile eHealth terminal for the German electronic health card system. We have also taken an equity position in TranZfinity, a company with which we developed our @MAXX family of contactless readers and which has agreed to provide application services for those readers. Additionally, in December 2008 we announced our proposed merger with Hirsch.

On December 10, 2008, we entered into an Agreement and Plan of Merger with Hirsch, a privately held California Corporation that manufactures and sells physical access control and other security management systems.

Our special meeting of stockholders to vote upon the merger was adjourned on March 23, 2009, and a new meeting is scheduled for April 16, 2009. We expect the closing of the proposed merger to occur once certain closing conditions have been met, including the approval of the stockholders of both companies and the resolution of the lawsuit filed by Secure Keyboards and its partners in connection with the proposed merger. (See Part I, Item 3, “Legal Proceedings”, for additional information about this pending litigation.) Upon the closing of the proposed merger, Hirsch is expected to become a Delaware limited liability company and wholly-owned subsidiary of SCM. In exchange for all of the outstanding capital stock of Hirsch, the Hirsch securityholders will receive an aggregate of approximately $14.1 million in cash, 9,411,470 shares of SCM common stock and 4,705,735 warrants to purchase SCM common stock. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the merger will convert into a warrant to purchase shares of SCM common stock as multiplied by a conversion ratio. Following the merger, current Hirsch shareholders are expected to own approximately 37% of the shares of SCM common stock outstanding, and Lawrence Midland, a Hirsch director and president of Hirsch, is expected to join SCM’s Board of Directors and become executive vice president of the Hirsch Business Division of SCM.

Hirsch sells its products in many countries worldwide, through a dealer/systems integrator distributor channel. The majority of sales are in the United States, followed by Europe and Asia. Hirsch products are sold in every major industry segment, with the highest number of Hirsch sales occurring in market segments requiring a higher-than-average level of security effectiveness, such as government, critical infrastructure, banking, healthcare and education.

Our Board of Directors approved the proposed merger with Hirsch because they believe it presents a compelling strategic opportunity for SCM to strengthen our position in the security industry, expand our product offerings and customer base, and increase our operational scale, among other reasons. Our Board of Directors also believes the merger with Hirsch will position us to pursue and implement a strategy focused on the concept of convergence, the much anticipated industry trend which combines both the logical and physical methods of access for security systems.

To ensure appropriate resources for our contactless and expansion strategies, we have strengthened our management team with the addition of marketing, engineering and product management professionals from the contactless industry to execute our contactless product roadmap, including the hiring of our CEO, Felix Marx, in October 2007. We believe the expanded expertise of our management team strengthens our ability to anticipate and respond to market trends both in the traditional smart card industry and in the emerging market for contactless solutions.

We have invested in new products, resources and programs, as well as pursued the proposed merger with Hirsch, to support the growth strategies described above and this has resulted in increased operating expenses year over year. We believe these investments are critical to the success of our growth strategies and we expect to continue to invest in these strategies in the future.

Trends in our Business

In our continuing operations, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our Secure Authentication products, a significant proportion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Additionally, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year.

Historically, we have sold a significant proportion of our Secure Authentication products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. However, during the first half of 2008, we experienced significantly weaker demand for our smart card readers from the U.S. government sector due to project and budget delays. Sales to the

U.S. government market increased in the second half of 2008, as some projects moved forward and as existing budgets were released prior to the U.S. presidential transition in January 2009.

During the past several quarters, we have also experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have also sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have partially offset the decrease in sales of our external readers; however, these chips have a lower average selling price than our external reader devices. Our sales in the U.S. decreased approximately 23% in 2008 compared with the prior year while sales to Asia increased 6% in the same period. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, the shift in demand from external reader devices towards embedded readers in the U.S. government market has resulted and is likely to continue to result in reduced revenue opportunity for us.

During 2008, European sales increased approximately 13% compared with the prior year as we continued to target enterprise smart card-based security projects and expand sales of our CHIPDRIVE productivity solutions into new European regions. In recent months, we have experienced lower sales of our CHIPDRIVE products, which are sold through retail channels and the Internet, due to the global economic recession. We believe that the weak economic environment is also lengthening our sales cycles with new customers, particularly in new markets where we do not yet have a significant presence.

During 2009, we believe our most significant European revenue opportunity will come from the new electronic health card program in Germany, which the German government has announced will be implemented in phases over a 12-month period, beginning in April 2009. In anticipation of the April 2009 launch, over the past several months we have been adding new distributors in the German healthcare market and we have shipped our first eHealth terminals as advance stock for distributors for the German e-health program. Based on the German government’s plans to begin deploying cards and readers in April 2009, we expect the opportunity for SCM to sell significant volumes of eHealth terminals will begin in the second half of 2009.

Sales of our Digital Media and Connectivity products are less subject to variability based on market or project demands than sales of our Secure Authentication products; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another. For example, during the second half of 2008, digital media reader sales were well below recent quarterly levels due to reduced orders from a major customer.

Both our Secure Authentication and Digital Media and Connectivity businesses are subject to ongoing pricing pressure. To counter this trend, we have implemented ongoing cost reduction programs that have resulted in ongoing improvements to our product margins. We believe we should be able to offset pricing pressure and material cost increases with ongoing improvements in our supply chain systems.

During 2008, we increased operational spending in order to develop card reader terminals for the electronic health card program in Germany and to invest in new products and business development programs in the contactless market. Given our progress towards our development goals, we expect our research and development expenses to decrease in 2009. We expect 2009 sales and marketing expenses to remain at current levels, reflecting our continued investment in our contactless and expansion strategies, and we expect general and administrative expenses to remain at higher than ordinary levels in 2009, due to the inclusion of transaction and integration-related expenses in connection with our proposed merger with Hirsch. We incurred approximately $1.4 million in merger-related expenses in the fourth quarter of 2008.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	55.8	58.4	64.7

Gross profit	44.2	41.6	35.3

Operating expenses:
Research and development	13.8	10.3	11.2
Selling and marketing	33.9	21.7	22.3
General and administrative	28.5	23.4	22.5
Amortization of intangibles	—	0.9	2.0
Restructuring and other charges (credits)	—	—	3.3
Gain on sale of assets	(5.1)	—	—
Total operating expenses	71.1	56.3	61.3

Loss from operations	(26.9)	(14.7)	(26.0)
Loss on equity investments	(0.9)	—	—
Interest income	2.7	5.4	4.0
Foreign currency losses and other income (expense), net	(9.3)	(1.1)	(0.7)

Loss from continuing operations before income taxes	(34.4)	(10.4)	(22.7)
Provision for income taxes	(2.7)	(0.4)	(0.2)

Loss from continuing operations	(37.1)	(10.8)	(22.9)
Gain (loss) from discontinued operations, net of income taxes	(0.7)	(0.7)	10.4
Gain on sale of discontinued operations, net of income taxes	2.1	5.2	15.5

Net income (loss)	(35.7)%	(6.3)%	3.1%

Revenue

The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2008, 2007 and 2006:

		% Change		% Change
	Fiscal	2007	Fiscal	2006	Fiscal
	2008	to 2008	2007	to 2007	2006
	(In thousands)

Secure Authentication
Revenues	$23,711	(3)%	$24,427	3%	$23,745
Percentage of total revenues	84%		80%		71%
Digital Media and Connectivity Revenues	$4,651	(23)%	$6,008	(39)%	$9,868
Percentage of total revenues	16%		20%		29%

Total revenues	$28,362	(7)%	$30,435	(9)%	$33,613

Fiscal 2008 Revenue Compared with Fiscal 2007 Revenue

Revenue for the year ended December 31, 2008 was $28.4 million, a decrease of 7% from $30.4 million in 2007. This decrease was due primarily to a 23% decline in sales of our Digital Media and Connectivity products, as well as, to a lesser extent, a 3% decrease in sales of our Secure Authentication products. Sales of our Secure Authentication products accounted for 84% of total revenue and sales of Digital Media and Connectivity products accounted for 16% of revenue in 2008.

Secure Authentication product revenue was $23.7 million in 2008, a decrease of 3% from $24.4 million in 2007. Our Secure Authentication product line principally consists of smart card readers and related chip technology that are primarily used in large security programs where smart cards are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises, and are primarily sold in Europe. The majority of revenue in our Secure Authentication business segment is government, financial or enterprise programs and is subject to significant variability based on the size and timing of customer orders.

The decrease in Secure Authentication product sales in 2008 compared with the prior year was primarily due to a significant reduction in sales of our smart card reader products for U.S. government authentication programs in the first two quarters of 2008, mainly due to project and budget delays. During 2008, we have also experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have somewhat offset the decrease in sales of our external reader devices in the U.S.; however, these chips have a lower average selling price than our external reader devices.

The largest percentage of Secure Authentication product revenues in 2008 came equally from sales of readers for U.S. government projects to comply with Homeland Security Presidential Directive-12 and other federal mandates, and sales of readers for electronic identification and other programs in Europe. Sales of smart card interface chips in Asia demonstrated the fastest rate of growth in 2008 of any of our products. Sales of our CHIPDRIVE business productivity solutions were relatively flat year to year.

Revenue from our Digital Media and Connectivity product line was $4.7 million in 2008, a decrease of 23% from $6.0 million in 2007. Our Digital Media and Connectivity product line consists of digital media readers and related ASIC technology used to provide an interface for flash memory cards, primarily embedded in digital photography kiosks, where the readers are used to download and print digital photos. Two to three customers, historically, have accounted for approximately two-thirds of sales in this business segment. As a result, revenue in our Digital Media and Connectivity product line can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders. The revenue decrease in 2008 was primarily due to reduced orders from a major customer in the second half of 2008.

Fiscal 2007 Revenue Compared with Fiscal 2006 Revenue

Revenue for the year ended December 31, 2007 was $30.4 million, a decrease of 9% from $33.6 million in 2006. This decrease was due primarily to a 39% decline in sales of our Digital Media and Connectivity products, primarily due to the loss of a major customer at the beginning of 2007, offset in part by a 3% increase in sales of our Secure Authentication products. Sales of our Secure Authentication products accounted for 80% of total revenue in 2007 and sales of Digital Media and Connectivity products accounted for 20% of revenue.

Secure Authentication product revenue was $24.4 million in 2007, an increase of 3% from $23.7 million in 2006. In 2007, the composition of sales of our Secure Authentication products remained very similar to the prior year, except that within Europe, we had less revenue from the various government and other security programs that comprise the majority of our European sales, while our CHIPDRIVE products contributed a more significant amount of revenue.

Sales of readers for U.S. government projects to comply with Homeland Security Presidential Directive-12 and other federal mandates comprised the largest percentage of total Secure Authentication sales in 2007, followed by sales of readers for electronic identification and other programs in Europe, sales of readers for enterprise security programs in Asia and sales of our CHIPDRIVE software and readers.

Revenue from our Digital Media and Connectivity product line was $6.0 million in 2007, a decrease of 39% from $9.9 million in 2006. The revenue decrease in 2007 was primarily due to the loss of a major customer at the beginning of that year. Sales to another major customer increased significantly in the second half of the year; however, this was not sufficient to offset the decrease in sales in the first half of the year.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2008, 2007 and 2006:

		% Change		% Change
	Fiscal	2007	Fiscal	2006	Fiscal
	2008	to 2008	2007	to 2007	2006
	(In thousands)

Secure Authentication
Revenues	$23,711		$24,427		$23,745
Gross profit	10,910	4%	10,472	8%	9,725
Gross profit %	46%		43%		41%
Digital Media and Connectivity
Revenues	$4,651		$6,008		$9,868
Gross profit	1,635	(25)%	2,182	2%	2,132
Gross profit %	35%		36%		22%

Total:
Revenues	$28,362		$30,435		$33,613
Gross profit	12,545	(1)%	12,654	7%	11,857
Gross profit %	44%		42%		35%

Gross profit for 2008 was $12.5 million, or 44% of revenue. During 2008, gross profit was impacted by a more favorable mix of higher margin products overall and product cost reductions in our Secure Authentication business, offset by lower Digital Media and Connectivity product volumes. By product segment, gross profit for our Secure Authentication products was 46% and gross profit for our Digital Media and Connectivity products was 35% in 2008.

Gross profit for 2007 was $12.7 million, or 42% of revenue. During 2007, gross profit was impacted by a favorable mix of products sold, including our CHIPDRIVE products, better inventory management and product cost reductions, particularly in our Secure Authentication business. Offsetting these positive factors were low sales levels of Digital Media and Connectivity products in the first half of the year and low sales levels of Secure Authentication products in the second quarter of 2007, as well as pricing pressure over the last several quarters. By product segment, gross profit for our Secure Authentication products was 43% and gross profit for our Digital Media and Connectivity products was 36% in 2007.

Gross profit for 2006 was $11.9 million, or 35% of revenue. During 2006, gross profit for our Secure Authentication products was impacted by increased pricing pressure, offset by the effect of a more favorable product mix as we increased the number of contactless readers sold, particularly for e-passport applications. During the fourth quarter of 2006, we experienced an increase in gross profit in our Secure Authentication business primarily due to better inventory management and cost reduction programs established earlier in the year. In our Digital Media and Connectivity business, gross profit was impacted by pricing pressure, as well as by an increasing proportion of lower margin products sold.

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

Operating Expenses

Research and Development

		% Change		% Change
	Fiscal	2007	Fiscal	2006	Fiscal
	2008	to 2008	2007	to 2007	2006
	(In thousands)

Expenses	$3,902	25%	$3,123	(17)%	$3,767
Percentage of revenue	14%		10%		11%

Research and development expenses consist primarily of employee compensation and various external expenses for the development of hardware and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities.

Research and development expenses were $3.9 million in 2008, up 25% from $3.1 million in 2007. The increase in research and development expenses in 2008 was primarily due to the development of new contactless Secure Authentication products and increased development activity related to card terminals for the German e-healthcard program.

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

We expect our research and development expenses to vary based on future project demands and the markets we target. In the near term, we expect our research and development expense will decrease in 2009.

Selling and Marketing

		% Change		% Change
	Fiscal	2007	Fiscal	2006	Fiscal
	2008	to 2008	2007	to 2007	2006
	(In thousands)

Expenses	$9,620	46%	$6,603	(12)%	$7,498
Percentage of revenue	34%		22%		22%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities, including e-health, contactless applications and business productivity solutions for small and medium-sized businesses.

Sales and marketing expenses were $9.6 million in 2008, up 46% from $6.6 million in 2007. The increase in sales and marketing expenses in 2008 was primarily due to the hiring of new sales resources during the year in Asia, Europe and the Americas to enhance our ability to address current and future business opportunities, as well as an increased level of marketing programs and travel expenses related to new business development activities. Also included in 2008 are approximately $0.2 million and $0.1 million in severance costs recorded in the second and fourth quarters of 2008, respectively.

Selling and marketing expenses were $6.6 million in 2007, or 22% of revenue, compared with $7.5 million in 2006, or 22% of revenue, a decrease of 12%. The decrease was primarily due to a reduction in sales personnel and activities as a result of restructuring activities that occurred at the end of 2006.

In line with our strategy to continue investment in current and future business opportunities, we expect our selling and marketing expenses to remain at similar levels in 2009 compared to 2008.

General and Administrative

		% Change		% Change
	Fiscal	2007	Fiscal	2006	Fiscal
	2008	to 2008	2007	to 2007	2006
	(In thousands)

Expenses	$8,075	13%	$7,132	(6)%	$7,548
Percentage of revenue	28%		23%		22%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.

General and administrative expenses in 2008 were $8.1 million, up 13% from $7.1 million in 2007. Higher general and administrative expenses in 2008 primarily resulted from increased business development activities related to our strategy to expand and diversify our customer base and market opportunities. Additionally, the fourth quarter of 2008 included $1.4 million of legal, consulting, auditing and other expenses related to our proposed merger with Hirsch, as well as $0.1 million in severance costs. General and administrative expenses in 2008 were also impacted by the devaluation of the dollar in the first half of the year against foreign currencies, namely the euro, as we pay the majority of these expenses in local currency but account for those expenses in dollars.

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

Amortization of Intangibles

Amortization of intangible assets was zero in 2008, $0.3 million in 2007 and $0.7 million in 2006.

Restructuring and Other Charges (Credits)

During 2006, we recorded restructuring and other charges of $1.4 million, primarily related to severance costs for general and administrative personnel that were affected by our decision to relocate corporate finance and compliance functions from the U.S. to Germany and local finance functions from the U.S. and Singapore to Germany, as well as the outsourcing of our manufacturing operations from our Singapore facility to contract manufacturers. Severance costs for manufacturing personnel of approximately $0.3 million have been recorded in cost of revenue (See Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

Gain on Sale of Assets

During 2008, we recorded $1.4 million gain on the sale of certain non-core patents that were unrelated to our current business. A further $0.1 million gain was realized on the sale of unused land.

Loss on Equity Investments

On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc. (“TranZfinity”), a privately held entity, pursuant to which we purchased 33.7% of the outstanding shares of TranZfinity common stock for an aggregate purchase price of $2.5 million. Net loss on equity investments of $0.3 million in 2008 relates to our share of the losses of our equity method investment in TranZfinity ($0.2 million) and amortization of the differences between SCM’s cost and underlying equity in net assets of TranZfinity ($0.1 million), subsequent to the date of investment.

Interest Income

Interest income consists of interest earned on invested cash.

Interest income resulting from cash balances was $0.8 million in 2008, $1.6 million in 2007 and $1.4 million in 2006. The reduction in interest income in 2008 reflects our reduced cash balance and the reduction in interest rates in 2008 compared to 2007. Higher interest income in 2007 compared with 2006 resulted primarily from higher interest rates in 2007.

Foreign Currency Gains and Losses and Other Income and Expense

We recorded foreign currency exchange losses and other expense of $2.6 million in 2008, $0.3 million in 2007 and $0.2 million in 2006. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the euro and the British pound.

Our foreign currency losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Higher foreign exchange losses in 2008 were primarily the result of the weakening of the euro and the British pound versus the U.S. dollar during the second half of the year and the impact of these currency fluctuations on our accounting for intercompany balances. To reduce our exposure to fluctuations in foreign exchange valuations, we have settled the significant intercompany balances that previously had contributed to foreign exchange gains and losses.

For both 2007 and 2006, foreign currency losses were $0.3 million. No other income was recorded in 2007, while other income was $0.1 million in 2006.

Income Taxes

In 2008, 2007 and 2006, we recorded provisions for income taxes of $0.8 million, $0.1 million and $0.1 million, respectively.

For the 2008 period, $0.4 million related to deferred tax liabilities for undistributed earnings and profits of SCM subsidiaries, which are not considered to be permanently invested; $0.3 million income tax expense related to a foreign subsidiary with no loss carryforwards; and the remaining $0.1 million was primarily for minimum taxation, which could not be offset with operating loss carryforwards.

Income tax expense in the years 2007 and 2006 was primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.

Discontinued Operations

On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Revenue for the DTV solutions business was zero, $0.5 million and $13.5 million in 2008, 2007 and 2006, respectively. Operating gain (loss) for the DTV solutions business was $2,000, $0.1 million and $(1.3) million in 2008, 2007 and 2006, respectively. Net gain (loss) for the DTV solutions business was $2,000, $0.1 million and $3.0 million in 2008, 2007 and 2006, respectively.

During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation.

We recorded no revenue for the retail Digital Media and Video business in 2008, 2007 or 2006. Operating loss for the retail Digital Media and Video business for the same periods was $0.3 million, $0.3 million and $0.2 million, respectively. Net gain (loss) for the retail Digital Media and Video business was $(0.2), $(0.3) million and $0.5 million for 2008, 2007 and 2006 respectively.

During 2008, we recorded a net gain on disposal of discontinued operations of $0.6 million, primarily related to the termination of our lease agreement for premises leased in the UK, which resulted in a gain of $0.4 million. The remaining $0.2 million was primarily related to changes in estimates for lease commitments.

During 2007, we recorded a net gain on disposal of discontinued operations of $1.6 million, primarily related to the final payment received for the sale of the assets of the DTV solutions business.

During 2006, we recorded a net gain on disposal of discontinued operations of $5.2 million, primarily related to the sale of the assets of the DTV solutions business.

Liquidity and Capital Resources

As of December 31, 2008, our working capital, which we have defined as current assets less current liabilities, was $23.9 million, compared to $34.0 million as of December 31, 2007, a decrease of approximately $10.1 million. Current assets decreased by $9.9 million, resulting from a reduction in cash, cash equivalents and short-term investments of $11.9 million and a reduction of other current assets of $0.3 million, partly offset by increases in inventories of $2.3 million and in accounts receivable of $0.1 million. Current liabilities increased by $0.2 million, resulting from higher accounts payable of $0.5 and higher income taxes payable of $0.1 million, partly offset by an decrease in accruals of $0.4 million.

In 2008, cash and cash equivalents increased by $2.0 million, as maturing short-term investments were not reinvested. While operating activities used $11.2 million in cash, investing activities provided $12.3 million. The effect of exchange rates on cash and cash equivalents was an increase of $0.9 million.

Cash used in operating activities of $11.2 million was primarily due to a net loss of $10.1 million. The remaining $1.1 million cash used in operating activities resulted primarily from the net effect of changes in working capital. Cash provided in operating activities from discontinued operations was $0.2 million.

Cash provided in investing activities from continuing operations of $12.3 million resulted primarily from the maturity of short-term investments of $13.9 million and the proceeds from sale of assets totaling $1.6 million, of which $1.4 million related to the sale of certain non-core patents. Offsetting the increase was a $2.5 million investment to purchase 33.7% of the outstanding shares of TranZfinity, Inc., and $0.7 million related to capital expenditures, of which $0.3 million related to an exclusivity right with TranZfinity.

Cash provided by financing activities resulted from the issuance of common stock related to the Company’s stock option programs. At December 31, 2008, our outstanding stock options as a percentage of outstanding shares was 12%, unchanged from December 31, 2007.

During 2008, we used $11.5 million in cash to fund continuing operations. We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2009.

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

Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and no ability to sell based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. For further discussion of this matter, see Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	During previous years, we have recorded restructuring charges as we rationalized operations in light of strategic decisions to align our business to focus on certain markets. These measures, which included major changes in senior management, workforce reduction, facilities consolidation and the transfer of our production to contract manufacturers, were largely intended to align our capacity and infrastructure to anticipate customer demand and to transition our operations to better cost efficiencies. In connection with plans we have adopted, we recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when

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

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2008, we did not have any minority interests.

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

Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of December 31, 2008, we have no short-term investments.

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Money market fund deposits	$9,426	$—	$—	$9,426

As of December 31, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of SFAS No. 157 to non-financial assets and non-financial liabilities is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2008 (in thousands):

					More
		Less Than 1	1-3	3-5	Than
	Total	Year	Years	Years	5 Years

Operating leases	$4,277	$1,501	$1,956	$820	$—
Purchase commitments	12,884	9,966	2,918	—	—

Total Obligations	$17,161	11,467	4,874	$820	$—

Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The long-term income taxes payable of $0.2 million accounted for under FIN 48 as of December 31, 2008 are not included in the table above. We are unable to reliably estimate the timing of future payments related to these uncertain tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

We transact business in various foreign currencies, and accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated sales and operating expenses in Europe, India and Japan, where we conduct business in both local currencies and U.S. dollars. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Our foreign currency exchange gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed sensitivity analyses as of December 31, 2008 and 2007 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2008 and 2007. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.8 million and $0.9 million for 2008 and 2007, respectively.

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

At December 31, 2008, we had $20.6 million in cash and cash equivalents and no short-term investments. Based on our cash and cash equivalents as of December 31, 2008, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not be expected to materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed at Item 15(a)(2) of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 31, 2009

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands; except par value)

ASSETS
Current assets:
Cash and cash equivalents	$20,550	$18,600
Short-term investments	—	13,844
Accounts receivable, net of allowances of $689 and $341 as of December 31, 2008 and 2007, respectively	8,665	8,638
Inventories	5,065	2,738
Other current assets	1,139	1,455

Total current assets	35,419	45,275
Equity investments	2,244	—
Property and equipment, net	1,236	1,522
Intangible assets, net	307	—
Other assets	1,932	1,767

Total assets	$41,138	$48,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$3,063
Accrued compensation and related benefits	1,763	1,213
Accrued restructuring and other charges	1,576	2,960
Accrued professional fees	1,419	993
Accrued royalties	475	417
Accrued sales tax related expenses	330	349
Other accrued expenses	1,959	1,976
Income taxes payable	411	277

Total current liabilities	11,488	11,248

Deferred tax liability	1,340	77
Long-term income taxes payable	184	200

Total liabilities	13,012	11,525

Commitments and contingencies (see Notes 12 and 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,362 and 16,356 shares issued and 15,744 and 15,737 shares outstanding as of December 31, 2008 and 2007, respectively	16	16
Additional paid-in capital	229,788	229,414
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(202,199)	(192,089)
Accumulated other comprehensive income	3,298	2,475

Total stockholders’ equity	28,126	37,039

Total liabilities and stockholders’ equity	$41,138	$48,564

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenue	$28,362	$30,435	$33,613
Cost of revenue	15,817	17,781	21,756

Gross profit	12,545	12,654	11,857

Operating expenses:
Research and development	3,902	3,123	3,767
Selling and marketing	9,620	6,603	7,498
General and administrative	8,075	7,132	7,548
Amortization of intangibles	—	272	666
Restructuring and other charges (credits)	—	(4)	1,120
Gain on sale of assets	(1,455)	—	—

Total operating expenses	20,142	17,126	20,599

Loss from operations	(7,597)	(4,472)	(8,742)
Loss on equity investments	(256)	—	—
Interest income	757	1,639	1,350
Foreign currency losses and other income (expense), net	(2,638)	(346)	(225)

Loss from continuing operations before income taxes	(9,734)	(3,179)	(7,617)
Provision for income taxes	(752)	(113)	(73)

Loss from continuing operations	(10,486)	(3,292)	(7,690)
Gain (loss) from discontinued operations, net of income taxes	(213)	(215)	3,508
Gain on sale of discontinued operations, net of income taxes	589	1,586	5,224

Net income (loss)	$(10,110)	$(1,921)	$1,042

Basic and diluted loss per share from continuing operations	$(0.66)	$(0.21)	$(0.49)

Basic and diluted income per share from discontinued operations	$0.02	$0.09	$0.56

Basic and diluted net income (loss) per share	$(0.64)	$(0.12)	$0.07

Shares used to compute basic and diluted income (loss) per share	15,743	15,725	15,638

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007 and 2006

						Other
			Additional			Cumulative	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balances, January 1, 2006	15,593	$16	$227,676	$(2,777)	$(192,756)	$458	$32,617
Issuance of common stock upon exercise of options	26	—	72	—	—	—	72
Issuance of common stock under Employee Stock Purchase Plan	79	—	190	—	—	—	190
Stock-based compensation expense	—	—	642	—	—	—	642
Unrealized gain on investments	—	—	—	—	—	71	71	$71
Foreign currency translation adjustment	—	—	—	—	—	684	684	684
Net income	—	—	—	—	1,042	—	1,042	1,042

Comprehensive income	—	—	—	—	—	—	—	$1,797

Balances, December 31, 2006	15,698	$16	$228,580	$(2,777)	$(191,714)	$1,213	$35,318
Adjustment to Accumulated Deficit resulting from the adoption of FIN 48	—	—	—	—	1,546	—	1,546
Issuance of common stock upon exercise of options	12	—	38	—	—	—	38
Issuance of common stock under Employee Stock Purchase Plan	27	—	71	—	—	—	71
Stock-based compensation expense	—	—	725	—	—	—	725
Unrealized loss on investments	—	—	—	—	—	(14)	(14)	$(14)
Foreign currency translation adjustment	—	—	—	—	—	1,276	1,276	1,276
Net loss	—	—	—	—	(1,921)	—	(1,921)	(1,921)

Comprehensive loss	—	—	—	—	—	—	—	$(659)

Balances, December 31, 2007	15,737	$16	$229,414	$(2,777)	$(192,089)	$2,475	$37,039
Issuance of common stock upon exercise of options	7	—	19	—	—	—	19
Stock-based compensation expense	—	—	355	—	—	—	355
Unrealized gain on investments	—	—	—	—	—	28	28	$28
Foreign currency translation adjustment	—	—	—	—	—	795	795	795
Net loss	—	—	—	—	(10,110)	—	(10,110)	(10,110)

Comprehensive loss	—	—	—	—	—	—	—	$(9,287)

Balances, December 31, 2008	15,744	$16	$229,788	$(2,777)	$(202,199)	$3,298	$28,126

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(10,110)	$(1,921)	$1,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Gain from discontinued operations	(376)	(1,371)	(8,732)
Deferred income taxes	364	(26)	2
Depreciation and amortization	297	580	1,036
Stock-based compensation expense	355	725	632
Loss (gain) on sale of assets, net	(1,455)	(5)	46
Loss on equity investments	256	—	—
Changes in operating assets and liabilities:
Accounts receivable	(327)	(1,937)	(2,388)
Inventories	(2,475)	(731)	398
Other assets	(257)	1,079	(574)
Accounts payable	724	(1,043)	81
Accrued expenses	1,394	(1,453)	(1,990)
Income taxes payable	155	113	102

Net cash used in operating activities from continuing operations	(11,455)	(5,990)	(10,345)
Net cash provided by operating activities from discontinued operations	243	546	10,524

Net cash provided by (used in) operating activities	(11,212)	(5,444)	179

Cash flows from investing activities:
Capital expenditures	(694)	(222)	(73)
Purchase of equity investments	(2,500)	—	—
Proceeds from sale of assets, net	1,571	22	11
Sales and maturities of short-term investments	13,873	19,587	16,918
Purchases of short-term investments	—	(28,647)	(2,878)

Net cash provided by (used in) investing activities from continuing operations	12,250	(9,260)	13,978
Net cash provided by investing activities from discontinued operations	—	—	3,484

Net cash provided by (used in) investing activities	12,250	(9,260)	17,462

Cash flows from financing activities:
Proceeds from issuance of common stock	18	109	262

Net cash provided by financing activities	18	109	262

Effect of exchange rates on cash and cash equivalents	894	1,092	540

Net increase (decrease) in cash and cash equivalents	1,950	(13,503)	18,443
Cash and cash equivalents, beginning of year	18,600	32,103	13,660

Cash and cash equivalents, end of year	$20,550	$18,600	$32,103

Supplemental disclosures of cash flow information:
Income taxes paid	$194	$118	$133

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

SCM Microsystems (“SCM” or “the Company”) was founded in 1990 in Munich, Germany and incorporated under the laws of the State of Delaware in December 1996. SCM’s principal business activity is the design, development and sale of hardware and system solutions that enable people to conveniently and securely access digital content and services. The Company sells its products primarily in two market segments: Secure Authentication (previously referred to as “PC Security”) and Digital Media and Connectivity (previously referred to as “Digital Media Readers”). In the Secure Authentication market, the Company provides smart card reader technology that enables secure access to PCs, networks and physical facilities, as well as smart card-based productivity packages for small- and medium-sized businesses under the CHIPDRIVE brand. In the Digital Media and Connectivity market, the Company provides digital media readers that are used to transfer digital content to and from various digital flash media. SCM’s target Secure Authentication customers are primarily original equipment manufacturers, or OEMs, who typically either bundle the Company’s products with their own solutions, or repackage the products for resale to their customers. OEM customers typically sell the Company’s smart card reader technology to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. The Company’s target Digital Media and Connectivity customers are computer and photo processing equipment manufacturers. The Company sells its CHIPDRIVE solutions through resellers and the Internet. SCM sells and licenses its products through a direct sales and marketing organization, as well as through distributors, value-added resellers and system integrators worldwide.

SCM maintains its corporate headquarters in Ismaning, Germany, with additional facilities in India for research and development and in the United States and Japan for sales and marketing.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of SCM and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to SCM’s former Digital Television solutions (“DTV solutions”) business and retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 3.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires SCM’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets, accruals of product warranty, restructuring accruals, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments — SCM’s financial instruments include cash and cash equivalents, short-term investments, trade receivables and payables, and long-term investments. At December 31, 2008 and 2007, the

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments. (See Note 4 for fair value of investments.)

Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Cost is determined on the first-in, first-out method. An estimated provision is recorded for excess inventory, technical obsolescence and no ability to sell based primarily on historical sales and expectations for future use. Once inventory has been written down below cost, it is not subsequently written up.

Equity Investments — The Company uses the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions plus the Company’s share of accumulated earnings of the entities, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees related to specifically identifiable intangible assets are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment annually. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) 142, this goodwill is not subject to amortization and is accounted for as a component of the investment. Equity method investments are subject to impairment under the provisions of Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over twenty-five to thirty years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

Intangible and Long-lived Assets — The Company evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SCM evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets, from two to five years.

Product warranties — The Company accrues the estimated cost of product warranties at the time of sale. The Company’s warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Revenue Recognition — SCM recognizes revenue pursuant to Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Research and Development — Research and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products.

Freight Costs — SCM reflects the cost of shipping its products to customers as cost of revenue. Reimbursements received from customers for freight costs are not significant, but when received are recognized as revenue.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — SCM accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events, that have been recognized in SCM’s financial statements or tax returns. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. As a result of the adoption of FIN 48, the Company recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit on the balance sheet. Including this decrease, at the beginning of 2007, the Company had $0.1 million of unrecognized tax benefits included in income taxes payable on the consolidated balance sheet. See Note 11 for further information regarding the Company’s tax disclosures.

Stock-based Compensation — During the first quarter of 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123 — revised 2004 (“SFAS 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected to use the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Transactions — The functional currencies of SCM’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, SCM translates assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currencies of SCM are included in other income and expense. SCM recorded a currency loss of $2.6 million in 2008, $0.3 million in 2007 and $0.3 million in 2006.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments. SCM’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. SCM primarily sells its products to companies in the United States, Asia and Europe. Two U.S.-based customers represented 29% and 18%, respectively, of the accounts receivable balance at December 31, 2008. The Company does not require collateral or other security to support accounts receivable. To reduce risk, SCM’s management performs ongoing credit evaluations of its customers’ financial condition. SCM maintains allowances for potential credit losses.

Comprehensive Income (Loss) — SFAS No. 130, Reporting Comprehensive Income requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recently Issued Accounting Standards:

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for SCM on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2008, SCM did not have any minority interests.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. The adoption of SFAS No. 159 did not have an impact on SCM’s consolidated financial position, results of operations or cash flows.

On January 1, 2008, SCM adopted SFAS No. 157, Fair Value Measurements , for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS No. 157 defines fair value, establishes a

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of December 31, 2008, the Company has no short-term investments.

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Money market fund deposits	$9,426	$—	$—	$9,426

As of December 31, 2008, there are no liabilities that are measured and recognized at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , and FSP 157-2, Effective Date of FASB Statement No. 157 . FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of SFAS No. 157 to non-financial assets and non-financial liabilities is not expected to have a material impact to the consolidated financial statements of the Company.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stockholders’ Equity and Stock-Based Compensation

Stockholders Rights Plan

On November 8, 2002, SCM’s Board of Directors approved a stockholders rights plan. Under the plan, the Company declared a dividend of one preferred share purchase right for each share of the Company’s common stock held by SCM stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from SCM one one-thousandth of a share of Series A participating preferred stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of SCM’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by SCM for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third-party acquirer having a value of twice the right’s then-current exercise price. The stockholder rights plan may have the effect of deterring or delaying a change in control of the Company.

On December 10, 2008, SCM and the rights agent entered into the first amendment to the rights agreement to provide that the execution or delivery of the Hirsch merger agreement and the public announcement and consummation of the transactions contemplated by the merger agreement and the ancillary agreements will not cause: (i) the rights to purchase series A participating preferred stock pursuant to the rights agreement to become exercisable under the rights agreement; (ii) Hirsch or any of its affiliates to be deemed an “Acquiring Person” (as that term is used in the rights agreement); or (iii) a Triggering Event, the Distribution Date or the Shares Acquisition Date (as such terms are defined in the rights agreement) to occur.

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant. Additionally, the Company previously had an Employee Stock Purchase Plan (“ESPP”) that allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrolment or the date of purchase. Shares issued as a result of stock option exercises and the ESPP are newly issued shares. The Company’s ESPP, director option plan and 1997 stock option plan all expired in March 2007. In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, pursuant to which options to purchase 1.5 million shares of our common stock may be granted. As of December 31, 2008, an aggregate of approximately 3.0 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.8 million shares were subject to outstanding options.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R) for its share-based compensation plans. Under SFAS 123(R), the Company is required to recognize stock-based compensation costs based on the estimated fair value at the grant date for its share-based awards. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the requisite service period which is the vesting period of the award.

The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, in the three years ended December 31, 2008, the compensation cost recognized includes the cost for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

Compensation expense recognized in the consolidated statements of operations in the three years ended December 31, 2008 is based on awards ultimately expected to vest and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R) the Company accounted for forfeitures as they occurred.

In calculating the compensation cost, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes-Merton model requires the input of highly subjective assumptions including the expected stock price volatility.

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

The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$22	$63	$36
Research and development	50	73	110
Selling and marketing	119	233	163
General and administrative	164	356	323

Stock-based compensation expense before income taxes	$355	$725	$632
Income tax benefit	0	0	—

Stock-based compensation expense after income taxes	$355	$725	$632

Stock Option Plans

The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007 and as a result, options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.

In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of December 31, 2008, a

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of 1.1 million shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 1.8 million shares were reserved for future issuance pursuant to outstanding options.

A summary of the activity under the Company’s stock option plans for the three years ended December 31, 2008 is as follows:

					Weighted
			Weighted		Average
	Options	Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (In Years)

Balance at January 1, 2006 (2,099,539 exercisable at $20.56)	3,036,308	2,822,761	$16.26

Options Authorized	35,000	—	—
Options Granted	(376,794)	376,794	$3.26	—	—
Options Cancelled or Expired	1,390,261	(1,390,261)	$17.71	—	—
Options Exercised	—	(26,039)	$2.78	$8,716	—

Balance at December 31, 2006 (1,208,481 exercisable at $17.02)	4,084,775	1,783,255	$12.58	$81,808	5.79

Options Authorized	1,500,000	—	—
Options Granted	(506,181)	506,181	$3.83	—	—
Options Cancelled or Expired	(3,585,101)	(414,726)	$9.38	—	—
Options Exercised	—	(12,438)	$3.05	$9,085	—
Balance at December 31, 2007 (1,260,320 exercisable at $14.51)	1,493,493	1,862,272	$10.97	$191,809	5.77

Options Authorized	—	—	—
Options Granted	(596,001)	596,001	$3.01	—	—
Options Cancelled or Expired	237,727	(615,332)	$16.68	—	—
Options Exercised	—	(6,250)	$2.93	$1,507	—

Balance at December 31, 2008	1,135,219	1,836,691	$6.51	$13,652	5.62

Vested or expected to vest at December 31, 2008		1,682,277	$6.81	$10,587	5.51

Exercisable at December 31, 2008		1,042,442	$9.04	$0	4.78

The following table summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1.50 - $ 3.05	568,155	6.42	$2.89	122,824	$2.89
$ 3.06 - $ 3.41	519,424	6.42	3.26	294,434	3.32
$ 3.44 - $ 5.86	374,198	6.55	4.29	250,270	4.31
$ 5.90 - $52.63	367,257	2.38	17.70	367,257	17.70
$63.00 - $83.00	7,657	0.43	66.92	7,657	66.92

$ 1.50 - $83.00	1,836,691	5.62	$6.51	1,042,442	$9.04

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2008, 2007 and 2006 was $1.35, $1.80 and $1.71, respectively. Cash proceeds from the exercise of stock options were $18,000, $38,000 and $72,000 for the three years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three years ended December 31, 2008, respectively:

	2008	2007	2006

Risk-free interest rate	2.49%	4.23%	4.81%
Expected volatility	58%	56%	67%
Expected term in years	4.00	4.00	3.92
Dividend yield	None	None	None

Expected Volatility:  The Company’s computation of expected volatility for the three years ended December 31, 2008 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected life.

Dividend Yield:  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate:  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2008 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Stock options are generally granted with vesting periods between one and five years.

Forfeiture Rates:  Compensation expense recognized in the consolidated statement of operations for the three years ended December 31, 2008 is based on awards ultimately expected to vest, and reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

1997 Employee Stock Purchase Plan

Until its expiration in March 2007, the Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. During 2008, 2007 and 2006, a total of zero, 27,145 and 78,679 shares, respectively, were issued under the plan. As of December 31, 2008, no shares were available for future issuance under the Company’s ESPP, due to the plan’s expiration in March 2007.

The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of FASB Technical Bulletin 97-1 (“FTB 97-1”), Accounting under Statement 123 for Certain Employee Stock Purchase Plan with a Look Back Option, and using the Black-Scholes-Merton option pricing model. Stock-

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense related to the Company’s ESPP recognized under SFAS 123(R) for the year ended December 31, 2007 was a benefit of $40,000. The benefit stemmed from the expiration of the plan before the expected offering periods had terminated. At December 31, 2008, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	2008	2007	2006

Expected life	—	—	15 months
Risk-free interest	—	—	4.90%
Volatility	—	—	49%
Dividend yield	—	—	None

The weighted-average fair value of purchase rights granted under the Purchase Plan in 2006 was $1.36 per share.

3.	Discontinued Operations

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million, which was paid in May 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2008, 2007 and 2006, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

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

The operating results for the discontinued operations of the DTV solutions business for the fiscal years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenue	$—	$496	$13,513
Operating gain (loss)	$2	$61	$(1,287)
Income before income taxes	$2	$84	$2,953
Income tax benefit	$—	$—	$67
Gain from discontinued operations	$2	$84	$3,020

During 2003, the Company completed two transactions to sell its retail Digital Media and Video business. On July 25, 2003, the Company completed the sale of its digital video business to Pinnacle Systems and on August 1,

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, the Company completed the sale of its retail digital media reader business to Zio Corporation. As a result of these sales, the Company has accounted for the retail Digital Media and Video business as discontinued operations.

In April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK, which related to the discontinued Digital Media and Video business. This transaction resulted in a gain on sale of discontinued operations of approximately $0.4 million in the second quarter of 2008, which is the major portion of the $0.6 million gain on sale of discontinued operations for the year 2008. The remaining $0.2 million was mainly related to changes in estimates for lease commitments.

During 2007, net gain on disposal of the retail Digital Media and Video business was $0.1 million, which was mainly related to changes in estimates for lease commitments.

During 2006, net loss on disposal of the retail Digital Media and Video business was $0.1 million, which was mainly related to changes in estimates for lease commitments.

The operating results for the discontinued operations of the retail Digital Media and Video business for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenue	$—	$—	$—
Operating loss	$(329)	$(304)	$(168)
Income (loss) before income taxes	$662	$(207)	$(76)
Income tax benefit (provision)	$(877)	$(92)	$564
Gain (loss) from discontinued operations	$(215)	$(299)	$488

The operating loss for the Digital Media and Video business resulted from general and administrative expenses for the discontinued entities in the U.S. and UK, mainly in connection with the long-term lease agreements from the discontinued operations.

The income before income taxes in 2008 mainly resulted from foreign exchange gains in the second half of 2008.

The income tax provision mainly relates to a deferred tax liability for undistributed earnings and profits of a SCM subsidiary, which are not considered to be permanently invested.

4.	Short-Term Investments

At December 31, 2008, the amount of short-term investments was zero. The fair value of short-term investments at December 31, 2007 was as follows:

December 31, 2007
		Unrealized	Unrealized	Estimated
	Amortized	Gain on	Loss on	Fair
	Cost	Investments	Investments	Value
(In thousands)

Corporate notes	$13,872	$—	$(28)	$13,844

The Company adopted SFAS No. 157 during the quarter ended March 31, 2008, see Note 1 - Basis of Presentation, for further discussion and explanation.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories consist of:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$1,648	$1,202
Finished goods	3,417	1,536

Total	$5,065	$2,738

6.	Equity Investments

Equity investments consist of:

	December 31,
	2008	2007
	(In thousands)

TranZfinity, Inc.	$2,244	$—

On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment is accounted for using the equity method of accounting.

As of the time of the initial investment, the purchase price exceeded SCM’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million. The difference was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles was mainly amortized in 2008 due to the nature of the intangibles. Such amortization amounted to $0.1 million for the year ended December 31, 2008 and has been recorded as a reduction of equity in earnings of unconsolidated equity method investees. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment annually.

For the year ended December 31, 2008, the Company recorded a loss of $0.2 million for its share of the losses realized by TranZfinity.

7.	Property and Equipment

Property and equipment, net consist of:

	December 31,
	2008	2007
	(In thousands)

Land	$—	$142
Building and leasehold improvements	1,734	1,972
Furniture, fixtures and office equipment	2,777	3,223
Automobiles	28	35
Purchased software	3,233	3,526

Total	7,772	8,898
Accumulated depreciation	(6,536)	(7,376)

Property and equipment, net	$1,236	$1,522

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCM recorded depreciation expense in the amount of $0.3 million for each of the years ended December 31, 2008, 2007 and 2006.

8.	Intangible Assets

The Company entered into an Exclusive Cooperation Agreement (the “Agreement”) on April 17, 2008 with TranZfinity. Under the terms of the Agreement, as amended, TranZfinity works with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Agreement, the Company is obligated to pay TranZfinity up to $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”) of which $0.3 million was paid as of December 31, 2008. The Company capitalized these prepayments and is recording amortization expense based on the estimated useful life.

	December 31, 2008
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization	Net
	(In thousands)

Exclusivity right	54 months	$321	$(14)	$307

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, SCM’s intangible assets are subject to amortization. SCM evaluates long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Amortization expense related to intangible assets for continuing operations was $14,000, $0.3 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense resulting from the exclusivity right is recorded as part of cost of revenue.

Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount

2009	$71
2010	71
2011	71
2012	71
2013	23

Total	$307

9.	Restructuring and Other Charges

Continuing Operations

During 2008, SCM incurred no restructuring and other charges related to continuing operations. During 2007, the Company realized income from the reversal of a severance accrual related to continuing operations of $4,000. During 2006, SCM incurred net restructuring and other charges related to continuing operations of approximately $1.4 million.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities related to restructuring actions and other activities during 2008, 2007 and 2006 consist of the following:

	Lease/Contract		Other
	Commitments	Severance	Costs	Total
	(In thousands)

Balances as of January 1, 2006	$32	$152	$9	$193
Provision for 2006	33	1,320	—	1,353
Changes in estimates	(2)	4	—	2

	31	1,324	—	1,355
Payments and other changes in 2006	(48)	(1,370)	—	(1,418)

Balances as of December 31, 2006	15	106	9	130
Provision for 2007	—	—	—	—
Changes in estimates	—	(4)	—	(4)

	—	(4)	—	(4)
Payments and other changes in 2007	(3)	(102)	1	(104)

Balances as of December 31, 2007	12	—	$10	22
Provision for 2008	—	—	—	—
Changes in estimates	—	—	—	—

Payments and other changes in 2008	(5)	—	(1)	(6)

Balances as of December 31, 2008	$7	$—	$9	$16

For the year ended December 31, 2006, restructuring and other charges primarily related to severance costs in connection with a reduction in force resulting from the Company’s decision to transfer all manufacturing operations from its Singapore facility to contract manufacturers as well as the decision to transfer the corporate headquarter functions from California to Germany and local finance functions from the U.S. and Singapore to Germany. Approximately $0.3 million of the restructuring amount related to severance for manufacturing personnel and was therefore recorded in cost of revenue. The remaining $1.1 million was recorded in operating expenses and was primarily made up of severance for non-manufacturing personnel.

Discontinued Operations

During 2008 and 2007, the Company recorded $0.6 million and $0.1 million of income within discontinued operations which resulted from the reversal of accruals related to prior restructuring activity of disposed businesses. During 2006 SCM incurred restructuring and other charges related to discontinued operations of approximately $0.1 million.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities related to restructuring actions and other activities during 2008, 2007 and 2006 consist of the following:

	Lease/Contract	Other
	Commitments	Costs	Total
	(In thousands)

Balances as of January 1, 2006	3,198	506	3,704
Provision for 2006	2	5	7
Changes in estimates	87	—	87

	89	5	94
Payments and other changes in 2006	(338)	(159)	(497)

Balances as of December 31, 2006	2,949	352	3,301
Provision for 2007	—	—	—
Changes in estimates	(70)	(40)	(110)

	(70)	(40)	(110)
Payments and other changes in 2007	(290)	37	(253)

Balances as of December 31, 2007	2,589	349	2,938
Provision for 2008	—	—	—
Changes in estimates	(594)	—	(594)

	(594)	—	(594)
Payments and other changes in 2008	(765)	(19)	(784)

Balances as of December 31, 2008	$1,230	$330	$1,560

Income from discontinued operations for the year ended December 31, 2008 was $0.6 million. This primarily related to a net gain of $0.4 million in the second quarter of 2008, which resulted from a termination payment and related transaction costs incurred of $0.5 million, offset by the reversal of related restructuring accruals of $0.9 million, which related to the termination of SCM’s lease agreement for premises leased in the UK. The remaining $0.2 million was primarily related to changes in estimates for lease commitments.

Income from discontinued operations for the fiscal year ended December 31, 2007 primarily related to changes in estimates for lease obligations.

Discontinued operation costs for the fiscal year ended December 31, 2006 primarily related to changes in estimates for lease obligations.

10.	Gain on Sale of Assets

On October 30, 2008, the Company sold at an auction certain non-strategic patents that are unrelated to the Company’s current business to a third party for cash of $1.4 million, net of costs, and recognized a gain of $1.4 million on the transaction.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations before income taxes:
U.S.	$(1,669)	$1,113	$(2,709)
Foreign	(8,065)	(4,292)	(4,908)

Loss from continuing operations before income taxes	$(9,734)	$(3,179)	$(7,617)

The benefit (provision) for income taxes consisted of the following:

	December 31,
	2008	2007	2006
	(In thousands)

Deferred:
Federal	$—	$—	$—
State	(370)	—	—
Foreign	(11)	26	(2)

	(381)	26	(2)

Current
Federal	(4)	(35)	—
State	(79)	(31)	(4)
Foreign	(288)	(73)	(67)

	(371)	(139)	(71)

Total provision for income taxes	$(752)	$(113)	$(73)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Allowances not currently deductible for tax purposes	$651	$842
Net operating loss carryforwards	41,419	39,924
Accrued and other	485	440

	42,555	41,206
Less valuation allowance	(37,982)	(41,206)

	4,573	0
Deferred tax liability:
Other	(5,913)	(77)

Net deferred tax liability	$(1,340)	$(77)

During the years ended December 31, 2008 and 2007, SCM recognized a benefit of $0.7 million and $0.5 million, respectively, from the utilization of net operating loss carryforwards for which the Company had

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously established a full valuation allowance. Because of the full valuation allowance recorded for the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

The net deferred tax liabilities are from foreign and state tax liabilities. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities. The state deferred tax liabilities result from the 2008 and 2009 state suspension of the use of net operating loss carryforwards.

The provision for taxes reconciles to the amount computed by applying the statutory federal rate to loss before income taxes from continuing operations as follows:

	2008	2007	2006

Computed expected tax benefit	34%	34%	34%
State taxes, net of federal benefit	(0)%	(1)%	—
Foreign taxes benefits provided for at rates other than U.S. statutory rate	(3)%	3%	10%
Change in valuation allowance	(30)%	(15)%	(44)%
Permanent Differences	(6)%	(24)%	(1)%
Other	(3)%	(1)%	(0)%

Effective income tax expense rate	(8)%	(4)%	(1)%

As of December 31, 2008, SCM has net operating loss carryforwards of approximately $69.8 million for federal, $31.5 million for state and $63.4 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal purposes and have already begun to expire for state and foreign purposes.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event SCM has a change in ownership, utilization of the carryforwards could be restricted.

SCM intends to distribute earnings from two of its foreign subsidiaries and deferred taxes have been calculated for this future distribution. The Company has no present intention of remitting undistributed earnings of other foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

During the first quarter of fiscal 2007, SCM adopted the provisions of, and accounted for uncertain tax positions in accordance with FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable, where applicable.

As a result of the implementation, SCM recognized a $1.5 million decrease to income taxes payable for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of accumulated deficit as of January 1, 2007 on the consolidated balance sheet.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

	2008	2007
	(In thousands)

Balance at January 1	$157	$142
Additions based on tax positions related to the current year	54	—
Additions for tax positions of prior years	2	15
Reductions for tax positions of prior years	(77)	—
Settlements	—	—

Balance at December 31	$136	$157

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months.

In addition, as of December 31, 2008 and 2007, the Company determined $2.1 million and $4.1 million, respectively, in liability for unrecognized tax benefits, which was accounted for as a decrease to deferred tax assets which had a full valuation allowance against them and has no impact on the Company’s consolidated balance sheets or results of operations for the years 2008 and 2007. The reduction during 2008 is mainly the result of the settlement of tax positions with the taxing authority of one of SCM’s foreign subsidiaries during Q4 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, approximately $48,000 and $43,000, respectively, of accrued interest and penalties related to uncertain tax positions.

SCM files U.S. federal, U.S. state and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 2000. However, if loss carryforwards of tax years prior to 2000 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

12.	Net Income (Loss) Per Common Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Loss from continuing operations	$(10,486)	$(3,292)	$(7,690)
Discontinued operations	376	1,371	8,732

Net income (loss)	$(10,110)	$(1,921)	$1,042

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted income (loss) per share	15,743	15,725	15,638

Income (loss) per share — Basic and diluted:
Continuing operations	$(0.66)	$(0.21)	$(0.49)
Discontinued operations	0.02	0.09	0.56

Net income (loss)	$(0.64)	$(0.12)	$0.07

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As SCM has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. Common stock equivalent shares issuable under stock options (which are in-the-money) and their weighted average exercise price for the three years ended December 31, 2008 are as follows:

	Years Ended December 31,
	2008	2007	2006

Common equivalent shares issuable	195	30,554	24,094
Weighted average exercise price of shares issuable	$1.58	$3.00	$2.78

13.	Segment Reporting, Geographic Information and Major Customers

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer, the Chief Financial Officer and its Executive Vice Presidents.

The Company’s continuing operations provide secure digital access solutions to OEM customers in two markets segments: Secure Authentication and Digital Media and Connectivity. The “Secure Authentication” segment was previously referred to as “PC Security,” but the nomenclature has been revised to better reflect the broader range of applications the Company now addresses, including contactless payment, electronic healthcare, logical and physical access and other applications that require secure authentication of users. The “Digital Media and Connectivity” segment was previously referred to as “Digital Media Readers,” but the nomenclature was revised to better reflect the benefits of the Company’s readers as connectivity solutions.

The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the fiscal years ended December 31, 2008, 2007 and 2006, this business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information by segment for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Secure Authentication
Revenues	$23,711	$24,427	$23,745
Gross profit	10,910	10,472	9,725
Gross profit %	46%	43%	41%
Digital Media and Connectivity Revenues	$4,651	$6,008	$9,868
Gross profit	1,635	2,182	2,132
Gross profit %	35%	36%	22%
Total:
Revenues	$28,362	$30,435	$33,613
Gross profit	12,545	12,654	11,857
Gross profit %	44%	42%	35%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues
United States	$12,176	$15,744	$14,695
Europe	9,860	8,722	13,294
Asia-Pacific	6,326	5,969	5,624

Total	$28,362	$30,435	$33,613

% of revenues
United States	43%	51%	43%
Europe	35%	29%	40%
Asia-Pacific	22%	20%	17%

Two customers exceeded 10% of total revenue for 2008 and one customer exceeded 10% of total revenue for each of 2007 and 2006. Two U.S. based customers represented 29% and 18%, respectively of the Company’s accounts receivable balance at December 31, 2008 and two U.S. based customers represented 30% and 15%, respectively of the Company’s accounts receivable balance at December 31, 2007.

Long-lived assets by geographic location as of December 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Property and equipment, net:
United States	$5	$14
Europe	259	171
Asia-Pacific	972	1,337

Total	$1,236	$1,522

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.9 million of the long-lived assets as of December 31, 2008 and all of the long-lived assets as of December 31, 2007, disclosed for Asia-Pacific, relate to SCM’s facilities in India.

14.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. These lease agreements expire at various dates during the next five years for agreements existing as of December 31, 2008.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows for the years ending:

(In thousands)

2009	$1,501
2010	1,321
2011	635
2012	443
2013	377

Committed gross lease payments	4,277
Less: sublease rental income	(24)

Net operating lease obligation	$4,253

At December 31, 2008, the Company accrued approximately $1.2 million of restructuring charges in connection with a portion of the above lease commitments. Rent expense from continuing operations was $1.2 million, $1.2 million and $1.5 million in 2008, 2007 and 2006, respectively.

Purchases for inventories are highly dependent upon forecasts of the customers’ demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2008, purchase and contractual commitments due within one year were approximately $10.0 million, and additional purchase and contractual commitments due within two years were approximately $2.9 million.

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the reserve for warranty costs during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Continuing	Discontinued
	Operations	Operations	Total
	(In thousands)

Balance at January 1, 2006	56	97	153
Additions related to current period sales	215	12	227
Warranty costs incurred in the current period	(64)	(13)	(77)
Adjustments to accruals related to prior period sales	(173)	(96)	(269)

Balance at December 31, 2006	34	0	34
Additions related to current period sales	67	—	67
Warranty costs incurred in the current period	(61)	—	(61)
Adjustments to accruals related to prior period sales	(4)	—	(4)

Balance at December 31, 2007	36	$0	$36
Additions related to current period sales	35	—	35
Warranty costs incurred in the current period	(20)	—	(20)
Adjustments to accruals related to prior period sales	(35)	—	(35)

Balance at December 31, 2008	$16	$0	$16

15.	Related-Party Transactions

On October 1, 2008, SCM entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. Felix Marx, CEO of SCM, has served since October on the board of directors of TranZfinity.

SCM entered into an Exclusive Cooperation Agreement (the “Agreement”) on April 17, 2008, with TranZfinity, which was amended in October 2008. Under the terms of the Agreement, as amended, TranZfinity is working with the Company to develop modular USB devices for SCM’s product portfolio and will supply SCM’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Agreement, the Company is obligated to pay TranZfinity up to $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”) of which $0.3 million was paid as of December 31, 2008. The Company capitalized these prepayments and is recording amortization expense based on the estimated useful life.

In addition to the exclusivity fee, the Company will pay TranZfinity a five percent (5%) royalty on SCM’s net selling price for each Exclusive Product sold by SCM as soon as the first products are sold. During 2008, the Company paid no royalty fee to TranZfinity.

During the period during which SCM owned its 33.7% ownership interest, TranZfinity had total revenues of $0 and a net loss of $0.6 million with total assets of approximately $1.8 million.

The Company accounts for the investment in TranZfinity using the equity method of accounting. For the year ended December 31, 2008, the Company recorded a loss of $0.2 million for its share of the losses realized by TranZfinity.

Werner Koepf, SCM’s Chairman of the Board, also served until June 2007 as a director and as a member of the Audit Committee and the Compensation Committee of Gemalto N.V. (formerly Gemalto N.V. International S.A.), a company engaged in the development, production and distribution of smart-card based systems. During 2008, SCM incurred license expenses of approximately $42,000 to Gemalto N.V., which related to continuing operations. License expenses of approximately $0.1 million and $0.2 million were incurred for 2007 and 2006 respectively, of

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which approximately $80.000 and $76,000 related to continuing operations. As of December 31, 2008, approximately $9,000 was due as accounts payable to Gemalto N.V. As of December 31, 2007, no accounts payable were due to Gemalto N.V. As of December 31, 2006, approximately $30,000 was due as accounts payable to Gemalto N.V. During 2008 SCM realized no revenue from sales to Gemalto N.V. During 2007 and 2006, SCM realized revenue of approximately $0.2 million and $11,000, respectively, from sales to Gemalto N.V. As of December 31, 2008 and December 31, 2007, no accounts receivable were outstanding from Gemalto N.V. As of December 31, 2006, approximately $11,000 was due as accounts receivable from Gemalto N.V. SCM’s business relationship with Gemalto N.V. has been in existence for many years and predates Werner Koepf’s appointment to the Company’s Board of Directors in February 2006. Mr. Koepf was not directly compensated for revenue transactions between the two companies. The related-party transactions have been performed following “at arm’s length” principles.

16.	Legal Proceedings

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

On March 18, 2009, Secure Keyboards, Ltd. (“Secure Keyboards”) and two of its general partners, Luis Villalobos and Howard B. Miller, filed a complaint against the Company, Felix Marx, the Company’s Chief Executive Officer, and Hirsch, in Los Angeles Superior Court (Case No. SC102226). The complaint asserts multiple causes of action, including interference with contract, in connection with the prospective merger of the Company and Hirsch and a 1994 settlement agreement entered into among Secure Keyboards, Hirsch, and Secure Networks, Ltd (the “Settlement Agreement”). The Settlement Agreement calls for royalty payments to be made from Hirsch to each of Secure Keyboards and Secure Networks, Ltd. The complaint alleges that the letter of understanding interfered with the Settlement Agreement in a manner which harmed Secure Keyboards’ interests. The Plaintiffs are seeking damages, including approximately $20,200,000, and declaratory relief. The initial case management review and conference is scheduled for July 6, 2009. The Company believes that the claims in this case are without merit and it intends to defend the case vigorously, but until a final decision is made with respect to the Plaintiffs’ allegations, no assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company’s business, financial condition and results of operations.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2008 and 2007:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)
	(In thousands, except per share data)

2008:
Net revenue	$6,464	$6,520	$6,393	$8,985
Gross profit	2,683	2,823	2,910	4,129
Loss from operations	(2,016)	(2,307)	(2,047)	(1,227)
Loss from continuing operations	(1,570)	(1,978)	(3,267)	(3,671)
Gain (loss) from discontinued operations, net of income taxes	(125)	(26)	424	(486)
Gain (loss) on sale of discontinued operations, net of income taxes	13	496	44	36
Net income (loss)	(1,682)	(1,508)	(2,799)	(4,121)
Basic and diluted income (loss) per share from continuing operations	$(0.10)	$(0.13)	$(0.21)	$(0.22)
Basic and diluted income (loss) per share from discontinued operations	$(0.01)	$0.03	$0.03	$(0.03)
Basic and diluted net income (loss) per share	$(0.11)	$(0.10)	$(0.18)	$(0.25)
Shares used to compute basic income (loss) per share:	15,741	15,744	15,744	15,744
Shares used to compute diluted income (loss) per share:	15,741	15,744	15,744	15,744

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited)
	(In thousands, except per share data)

2007:
Net revenue	$8,457	$4,647	$7,617	$9,714
Gross profit	3,740	1,333	3,447	4,134
Income (loss) from operations	(114)	(4,053)	(363)	58
Income (loss) from continuing operations	134	(3,673)	(116)	363
Gain (loss) from discontinued operations, net of income taxes	(17)	(102)	(83)	(13)
Gain (loss) on sale of discontinued operations, net of income taxes	23	1,530	16	17
Net income (loss)	140	(2,245)	(183)	367
Basic and diluted income (loss) per share from continuing operations	$0.01	$(0.23)	$(0.01)	$0.02
Basic and diluted income (loss) per share from discontinued operations	$(0.00)	$0.09	$(0.00)	$0.00
Basic and diluted net income (loss) per share	$0.01	$(0.14)	$(0.01)	$0.02
Shares used to compute basic income (loss) per share:	15,700	15,730	15,736	15,736
Shares used to compute diluted income (loss) per share:	15,742	15,730	15,736	15,759

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with management’s report on internal control over financial reporting as of December 31, 2008, included herein for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2008, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of SCM’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on this evaluation, our management, including the CEO and CFO, concluded that as of December 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

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

Management assessed our internal control over financial reporting as of December 31, 2008. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. The results of management’s assessment were reviewed with the Audit Committee.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information concerning SCM’s current directors and executive officers, including their backgrounds and ages as of December 31, 2008, is set forth below. All executive officers hold their positions for an indefinite term and serve at the pleasure of SCM’s Board of Directors.

NON-EMPLOYEE DIRECTORS

Werner Koepf, 67	Werner Koepf has served as a director of SCM since February 2006 and as Chairman of the Board of Directors since March 2007. Mr. Koepf currently is an advisor to the venture capital firm Invision AG. From 1993 to 2002, Mr. Koepf held a variety of senior management positions with Compaq Computer Corporation GmbH, including Vice President and General Manager of the General Business Group from 1993 to 1999; Vice President and General Manager of Compaq Europe, Middle East and Africa (EMEA) from 1999 to 2000; and Chief Executive Officer and Chairman for Compaq Computer, EMEA from 2000 to 2001. From 1989 to 1993, Mr. Koepf was Chairman and Chief Executive Officer for European Silicon Structures SA, an ASIC manufacturer. Prior to 1993, Mr. Koepf held various senior management positions at Texas Instruments Inc., including Vice President and General Manager of several divisions of the group. Mr. Koepf received a master’s degree in business administration from the University of Munich and a bachelor’s degree with honors in electrical engineering from the Technical College in St. Poelten, Austria.

Dr. Hagen Hultzsch, 68	Dr. Hagen Hultzsch has served as a director of SCM since August 2002. Dr. Hultzsch currently sits on the boards of more than 20 technology companies and academic institutions in the U.S. and Europe, including Radware LLC, RiT Technologies Ltd, TranSwitch

Corporation and living-e AG. From 1993 until his retirement in 2001, Dr. Hultzsch served as a member of the Board of Management for Deutsche Telekom’s technical services division. From 1988 to 1993, he was Corporate Executive Director for Volkswagen AG, where he was responsible for Organization and Information systems. Dr. Hultzsch holds M.S. and Ph.D. degrees in nuclear physics from the University of Mainz, Germany.

Steven Humphreys, 47	Steven Humphreys has served as a director of SCM since July 1996 and as Chairman of the Board of Directors from April 2000 to March 2007. Since March 2008, Mr. Humphreys has served as a director of ActivIdentity Corporation, a provider of digital identity solutions. Since October 2003, he has served as Chairman of Robotic Innovations International, Inc., an acquirer and developer of technologies for broad-based applications of robotics, service automation and automated companion devices. Currently he also serves as a director of HeadThere, Inc., a communications robotics device company, and Ready Solar, Inc., a provider of standardized residential solar systems. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivCard Corporation, a provider of digital identity management software. From July 1996 to October 2001, Mr. Humphreys was an executive officer of SCM, serving as President and Chairman of the Board from July 1996 until December 1996, at which time he became Chief Executive Officer and served as President and Chief Executive Officer until April 2000. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric Company in a variety of positions. Mr. Humphreys is also a director of several privately held companies, a limited partner and advisor to several venture capital firms and from October 2001 to December 2003 was a director of ActivCard. Additionally, Mr. Humphreys was elected to the school board of the Portola Valley Public School District in 2007, and has served on the board of Summit Preparatory Public Charter High School since 2003. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Dr. Hans Liebler, 39	Dr. Hans Liebler has served as a director of SCM since June 2008. Since July 2006, Dr. Liebler has served as a partner of Lincoln Vale European Partners, an investment management company that he co-founded which is focused on strategic long-term investments in European small- and mid-cap companies, and which is currently the largest single stockholder of the Company. Currently, he also serves on the investment committee of Lincoln Vale. From September 2002 to July 2006, Dr. Liebler managed an investment fund he had conceived for Allianz AG, applying a private equity approach to European publicly listed companies. Previous to this, from September 1996 to September 2002, he worked as a management consultant for McKinsey & Company, initially in the company’s Madrid and New York offices and subsequently as co-leader of McKinsey’s German Corporate Finance practice. From 1993 to 1995, Dr. Liebler was an investment banker for S.G. Warburg in London. Since 1998, Dr. Liebler has also served as an adjunct professor at the European Business School in Germany. He holds a Master’s degree in Business

Administration from the University of Munich in Germany and a Ph.D in Finance from the University of St. Gallen in Switzerland.

Simon Turner, 57	Simon Turner has served as a director of SCM since July 2000. Since January 2009, Mr. Turner has served as Strategic Accounts Director for PC manufacturer ACER Group. From January 2006 to December 2008, Mr. Turner served as Group Sourcing Director for consumer electronic retailer DSG international plc. From January 2002 to January 2006, Mr. Turner was Managing Director of the PC World Group of DSG, responsible for operations at PC World, PC World Business and Genesis Communications in the UK and PC City in Europe. From February 1999 to January 2002, Mr. Turner was Managing Director of PC World, a large UK reseller of PCs and PC-related equipment. From December 1996 to February 1999, Mr. Turner was Managing Director of Philips Consumer Electronics, UK and Ireland. Prior to that, he also served as Senior Vice President of Philips Media, Commercial Director of Belling and Company and Group Marketing Manager at Philips Consumer Electronics. Mr. Turner is also a non-executive director of Yorkshire Building Society, which is the UK’s third largest member-owned savings and loan institution. Mr. Turner holds a B.S. degree from the University of Surrey.

EXECUTIVE OFFICERS

Felix Marx, 42 Chief Executive Officer and Director	Felix Marx joined SCM as Chief Executive Officer and director in October 2007. Previously, from 2003 to October 2007, Mr. Marx held a variety of management positions with NXP Semiconductors, a specialty semiconductor manufacturer for the smart card industry. Most recently, he served as General Manager of NXP’s Near Field Communication business. Prior to this, Mr. Marx served as General Manager of NXP’s Contactless & Embedded Security business. From 2002 to 2003, Mr. Marx was a business consultant with Team Training Austria. Prior to this, he worked for several years in the data and voice networking sector, where he held various sales, marketing, product management and business line management positions with companies including Global One Telecommunications and Ericsson. He holds a bachelor’s degree in engineering from the Technical Academy in Vienna and a Master of Advanced Studies in Knowledge Management from Danube University in Austria.

Stephan Rohaly, 44 Vice President Finance, Chief Financial Officer and Director	Stephan Rohaly has served as Vice President Finance and Chief Financial Officer since March 2006 and was named a director of the Company in August 2007. Mr. Rohaly also served as Acting Chief Executive Officer from July 2007 to October 2007. Before joining SCM, from February 2003 to February 2006, Mr. Rohaly was Director of Corporate Finance at Viatris, a German pharmaceutical firm. From July 1995 to December 2002, he served as Business Unit and Finance & Administration Director for Nike Germany. Prior to Nike, Mr. Rohaly was Symantec’s Finance & Administration Officer for Central and Eastern Europe. He received his MBA degree from Rice University, and holds a Bachelor of Science and Business Administration, Magna Cum Laude in Mathematics and Computer Information Systems Management from Houston Baptist University.

Eang Sour Chhor, 44 Executive Vice President, Strategy, Marketing and Engineering	Eang Sour Chhor has served as Executive Vice President Strategy, Marketing and Engineering since February 2008. In this position he is responsible for product management and product development. Prior to joining SCM, from March 2001 to January 2008, Mr. Chhor held a variety of management positions with Philips Semiconductors, a diversified electronics company, and NXP Semiconductors, a company created by Philips Semiconductors. Most recently, he served as Senior Director, Global Key Accounts at NXP Semiconductors, a position he held for 25 months, and was a member of NXP’s elite group of Top 150 Leaders. Prior to this, Mr. Chhor served as General Manager of NXP’s Contactless & Embedded Security Division, headed NXP’s smart card and reader businesses and launched NXP’s Near Field Communication cooperation with Sony. Prior to NXP, from 1998 to 2001 Mr. Chhor held a variety of management positions with Philips Consumer Electronics. Mr. Chhor holds a bachelor’s degree in electronics engineering from the University of Technology in Cachan, France and an MBA from HEC School of Management in Paris, France. Mr. Chhor resigned from his position at SCM on February 6, 2009, effective June 30, 2009.

Dr. Manfred Mueller, 38 Executive Vice President, Strategic Sales and Business Development	Dr. Manfred Mueller has served as Executive Vice President, Strategic Sales and Business Development since March 2008. He joined SCM Microsystems in August 2000 as Director of Strategic Business Development. From July 2002 to July 2005, he served as Director of Strategic Marketing. He was appointed Vice President of Strategic Business Development in July 2005. He served as Vice President Marketing from February 2006 to April 2007, at which time he was named Vice President Sales, EMEA. Prior to SCM, from August 1998 to July 2000, Dr. Mueller was Product Manager and Business Development Manager at BetaResearch GmbH, the digital TV technology development division of the Kirch Group. Dr. Mueller holds masters and Ph.D degrees in Chemistry from Regensburg University in Germany and an MBA from the Edinburgh Business School of Heriot Watt University in Edinburgh, Scotland.

Upon completion of the proposed merger with Hirsch, Lawrence Midland, president and founder of Hirsch, is expected to become an executive officer of SCM and to join SCM’s Board of Directors.

To the knowledge of SCM’s management, there are no family relationships between any of SCM’s executive officers and any of its directors or other executive officers.

Secton 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities (“10% stockholders”), to file reports on Forms 4 and 5 reflecting transactions affecting their beneficial ownership of our equity securities with the Securities and Exchange Commission and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission’s rules and regulations to provide us with copies of all such reports on Forms 4 and 5 that they file under Section 16(a) of the Exchange Act.

Based solely on our review of copies of such reports on Forms 3, 4 and 5 received by us, and on written representations from our officers, directors and the 10% stockholders known to us, we believe that, during the period from January 1, 2008 to December 31, 2008, our executive officers, directors and the 10% stockholders known to us filed all required reports under Section 16(a) of the Exchange Act on a timely basis.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and any other principal accounting officer, and for the members of our Board of Directors. Our Code of Conduct and Ethics is posted on the Corporate Governance page within the Investor Relations section of our website, at www.scmmicro.com. The Board of Directors may amend the Code of Conduct and Ethics at any time and has the sole authority to approve any waiver of the Code of Conduct and Ethics relating to the activities of any of our senior financial officers, other executive officers and directors.

Financial Experts

The Audit Committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, process for monitoring compliance with laws and regulations, audit process and standards of business conduct. During 2008, the Audit Committee was comprised of Messrs. Hultzsch, Humphreys and Turner. Our Board of Directors has determined that each member of the Audit Committee during fiscal 2008 was an “independent director” within the standards of the Marketplace Rules of the NASDAQ Stock Market and the requirements set forth in Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has further determined that at least two members of the Audit Committee, Steven Humphreys and Simon Turner, are “financial experts” as defined by Item 407(d)(5) of Regulation S-K in the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis

General Philosophy / Objectives

The primary goals of SCM’s compensation program, including its executive compensation program, are to attract and retain employees whose abilities are critical to the Company’s long-term success and to motivate employees to achieve superior performance.

To achieve these goals, SCM attempts to:

•	offer compensation packages that are competitive regionally and that provide a strong base of salary and benefits;

•	maintain a portion of total compensation at risk, particularly in the case of its executive officers, with payment of that portion tied to achievement of specific financial, organizational or other performance goals; and

•	reward superior performance.

SCM’s compensation program includes salary, performance-based quarterly and annual bonuses, long-term incentive compensation in the form of stock options and various benefits and perquisites.

Role of the Compensation Committee

SCM’s Compensation Committee oversees all aspects of executive compensation. The committee plays a critical role in establishing SCM’s compensation philosophy and in setting and amending elements of the compensation package offered to its Named Executive Officers. In 2008, SCM’s Named Executive Officers included Felix Marx, Chief Executive Officer; Stephan Rohaly, Chief Financial Officer; Eang Sour Chhor, Executive Vice President, Strategy, Marketing and Engineering; and Manfred Mueller, Executive Vice President, Strategic Sales and Business Development.

On an annual basis, or in the case of promoting or hiring an executive officer, the Compensation Committee determines the compensation package to be provided to SCM’s Chief Executive Officer, its other executive officers and its directors. On an annual basis, the Compensation Committee undertakes a review of the base salary, bonus targets and equity awards of each of SCM’s Named Executive Officers. This review entails an evaluation of their respective compensation based on the committee’s overall evaluation of their performance toward the achievement of the Company’s financial, strategic and other goals, with consideration given to comparative executive compensation data, primarily from a small group of companies of similar size and within a similar segment of the security industry to SCM (as described in more detail below). Based on its review, from time to time the Compensation Committee has increased the salary, potential bonus amounts and/or equity awards for SCM’s executive officers, based upon performance of the executive officer, change in scope of an executive officer’s responsibilities and/or as a competitive practice based on review of compensation at companies that are similar to SCM.

Overview of Compensation Program

SCM was originally formed in Germany in 1990 and has continued to have an active presence in Germany and throughout Europe in its target product markets. Since its initial public offering in October 1997, SCM’s common stock has been dually traded on the U.S. NASDAQ Global Market and the German exchange, previously on the Neuer Markt and now on the Prime Standard. As a result, although SCM is a small company, it has maintained a relatively high level of visibility in the German marketplace and financial markets. Additionally, for the past several years the majority of SCM’s executive staff has operated from its European headquarters in Ismaning, Germany, which has been its corporate headquarters since late 2006. Currently, all of SCM’s executive officers operate out of its headquarters in Germany. SCM’s German corporate culture directly influences the elements of the Company’s compensation program.

SCM does not employ an overall model or policy to allocate among the compensation elements it utilizes. In general, SCM employs cash bonuses to motivate and reward its executive officers for the achievement of annual and quarterly or other short-term performance objectives and it employs annual grants of stock options that vest over time to motivate and reward contributions to the Company’s performance over the longer term. From time to time, however, SCM also utilizes stock options with shorter vesting periods to provide additional incentives for the achievement of short-term objectives that are seen as critical to the Company’s success.

SCM believes that its compensation practices, as described below, allow the Company to achieve an appropriate balance of compensation elements for its executive officers that supports its overall compensation program goals.

Compensation Elements

Base Salary.  Base salary provides fixed compensation based on competitive market practice and is intended to acknowledge and reward core competence in the executive role relative to skills, experience and contributions to the Company. Base salaries for executives are reviewed annually, and more frequently when there are any changes in responsibilities.

The Compensation Committee reviewed base salary levels for Mr. Marx, Mr. Rohaly and Dr. Mueller at the beginning of 2008 as part of its annual review of executive compensation. The committee did not review the salary of Mr. Chhor, as his compensation had recently been set prior to his joining the Company in February 2008. In conducting their reviews, the Compensation Committee (1) gave consideration to each officer’s salary history with previous employers; (2) considered informal data on salaries of executive officers in similar positions based on general comparative data for the technology industry from the Economic Research Institute and Salary.com; (3) reviewed specific salary data for the chief executive officers and chief financial officers at two companies the Compensation Committee considered to be most comparable in size and industry focus to the Company, Vasco Data Security and ActivIdentity; (4) relied on the professional experience of the Compensation Committee and Board members related to compensation practices in Europe; (5) considered the recommendations of Mr. Marx in the case of Mr. Rohaly and Dr. Mueller, based primarily on their respective performance reviews; (6) considered the scope of responsibility, prior experience and past performance of each officer; and (7) considered the specific needs of SCM at the time and in the foreseeable future.

Based on its evaluation, in February 2008 the Compensation Committee approved one-time incentive stock option grants for Mr. Marx and Mr. Rohaly in lieu of annual salary increases, in order to bring equity compensation for these principal officers into alignment with peer companies, including ActivIdentity and Vasco Data Security, and to better align the interests of these executives with those of the Company’s stockholders. The Compensation Committee also approved the promotion of Dr. Mueller from Vice President Sales, EMEA to Executive Vice President, Strategic Sales and Business Development, and approved an increase in his annual base salary from €150,000 to €168,000 in light of his anticipated responsibilities for 2008. The new salary level for Dr. Mueller was effective as of April 1, 2008.

In December 2008, the Compensation Committee reviewed the base salary level of Mr. Marx and approved an increase in his annual base salary from €240,000 to €280,000, effective November 1, 2008. The increase was made based on Mr. Marx’s performance against objectives set by the Compensation Committee related to establishing a strategic plan for the Company and putting in place programs and resources to achieve growth. These objectives included the creation and execution of a plan for SCM to enter the contactless smart card reader market with new products and programs and to identify and negotiate with appropriate merger and acquisition candidates to accelerate the Company’s revenue generation and increase its operating scale.

Incentive Cash Bonuses.  Incentive cash bonuses are intended to motivate and reward executives for their contributions towards achieving corporate performance targets as well as specific corporate objectives that support the Company’s short-term goals. During 2008, the primary goal of the Company was operating profitability, with focus both on revenue generation and on cost and expense containment. Therefore, incentive bonuses in 2008 were designed to reward corporate operational performance alone.

On February 6, 2008, the Board of Directors approved an Executive Bonus Plan for 2008 (the “2008 Plan”) as recommended by the Compensation Committee. The 2008 Plan was effective as of January 1, 2008 and was unchanged from the previous year. Payments under the 2008 Plan were based both on the achievement of quarterly and annual operating profit goals by the Company. Under the Plan, operating profit is defined as gross margin, less research and development, sales and marketing, and general and administrative expenses, as well as various expenses determined by the Company to be extraordinary. No such extraordinary expenses were excluded from the calculation of operating profit in 2008.

Executive officers eligible to participate in the 2008 Plan with respect to both the quarterly and annual bonus components were Mr. Marx, Mr. Rohaly and Mr. Chhor. As part of his employment agreement signed in January 2008, Mr. Chhor was guaranteed a quarterly bonus payment for the first quarter of 2008, prorated for his February 1, 2008 start date.

Because of his sales role, Dr. Mueller was eligible to participate in the annual component of the 2008 Plan only, and was eligible to receive quarterly bonus payments under the Company’s Sales Commission Plan, which is described under “Incentive Cash Payouts under the Sales Commission Plan” below.

Quarterly Component.  Under the quarterly bonus component of the 2008 Plan, executive officers of the Company were eligible to receive quarterly cash bonuses amounting to 10% of their respective annual base salaries, if the Company achieved positive operating profit for that quarterly period. The maximum amount that any executive officer could earn in quarterly bonus payments in the fiscal year was 40% of his respective annual base salary.

Annual Component.  Under the annual bonus component of the 2008 Plan, executive officers were eligible to receive additional variable bonuses amounting to between 20% and 40% of their respective annual base salaries, based upon the achievement by the Company of the following annual operating profit targets:

•	20% of annual base salary would be paid if the Company recorded at least $1.0 million of annual operating profit;

•	30% of annual base salary would be paid if the Company recorded at least $1.5 million of annual operating profit; and

•	40% of annual base salary would be paid if the Company recorded at least $2.0 million of annual operating profit.

The maximum amount that any executive officer could earn in combined quarterly and annual bonus payments under the 2008 Plan in the fiscal year was 80% of his respective annual base salary.

Incentive Cash Payouts under the 2008 Plan.  The Company did not achieve positive operating profit in the first, second and third quarters of 2008, and no cash bonuses were awarded under the 2008 Plan for these periods. The Company has not yet completed the preparation of its results for the fourth quarter of 2008. The Company did not achieve positive operating profit for the full year 2008, and no cash bonuses were awarded under the annual component of the 2008 Plan. As noted above, Mr. Chhor was paid a guaranteed bonus amounting to 10% of his annual base salary for the first quarter of 2008, prorated for his February 1, 2008 start date, as specified in his employment agreement.

Incentive Cash Payouts under the Sales Commission Plan.  As noted above, during 2008 Dr. Mueller was eligible to receive quarterly cash awards under the Company’s Sales Commission Plan. Under this plan, for each of the four quarters of 2008, Dr. Mueller was eligible to receive a quarterly bonus payment of up to 10% of his then-current annual base salary based on 100% achievement of quarterly revenue goals and individual objectives. Two-thirds of this potential bonus amount was based on the achievement of at least 75% of quarterly revenue targets set forth in the Company’s budget and sales forecasts as approved by the Board for each year, and one-third was based upon the achievement of personal quarterly objectives as approved by the Compensation Committee for each quarter. Additionally, if revenue targets were achieved above the 100% level in any quarter, then Dr. Mueller’s potential bonus for that quarter would be increased by an additional 2.5% for every percentage point achieved above 100%. At 100% achievement of quarterly revenue targets, Dr. Mueller’s target quarterly bonus was €10,000 for revenue generation and €5,000 for individual objectives for the first quarter of 2008, and €11,200 for revenue generation and €5,600 for individual objectives for the second, third and fourth quarters of 2008.

The revenue target for Dr. Mueller in the first quarter of 2008 was $2.7 million. Individual objectives for Dr. Mueller in the first quarter of 2008 included meeting with key strategic partner targets; setting up sales and marketing programs and engaging new distributors in new geographic regions; and setting up a framework to market and sell new USB token products, including creating a business plan, cultivating strategic partners, developing a sales channel and developing marketing collateral. For the first quarter of 2008, Dr. Mueller achieved 88% of his revenue target, resulting in a payout of 70.8% under the revenue portion of the plan, and he achieved 100% of his personal objectives. This resulted in an aggregate payout equal to 80.5% of his target award, or €12,082.

The revenue target for Dr. Mueller in the second quarter of 2008 was $3.1 million. Individual objectives for Dr. Mueller in the second quarter of 2008 included managing strategic partner relationships to support the development of a new USB token business; continue to develop and manage the distribution channel for the Company’s eHealth terminals, including the creation and monitoring of pilot deployments; and manage strategic partner relationships aimed at the e-passport market. For the second quarter of 2008, Dr. Mueller achieved 90% of his revenue target, resulting in a payout of 75.1% under the revenue portion of the plan, and he achieved 100% of his personal objectives. This resulted in an aggregate payout equal to 83.4% of his target award, or €14,013.

The revenue target for Dr. Mueller in the third quarter of 2008 was $3.1 million. Individual objectives for Dr. Mueller in the third quarter of 2008 included managing strategic partner relationships to support the development of a new USB token business and securing volume orders for the USB products; finalizing a global marketing strategy for the Company’s CHIPDRIVE products; and transferring all EMEA sales activities to a newly hired regional sales executive. For the third quarter of 2008, Dr. Mueller achieved 69% of his revenue target, resulting in a payout of 0% under the revenue portion of the plan, and he achieved 85% of his personal objectives. This resulted in an aggregate payout equal to 28.3% of his target award, or €4,760.

The revenue target for Dr. Mueller in the fourth quarter of 2008 was $11.0 million. Individual objectives for Dr. Mueller in the fourth quarter of 2008 included managing the USB token business and securing volume orders for the USB products; finalizing the business plan for 2009; expanding the global distribution channel as part of the Company’s strategy to expand sales into new geographic regions; and planning the 2009 launch of the CHIPDRIVE product line into the U.S. For the fourth quarter of 2008, Dr. Mueller achieved 82% of his revenue target, resulting in a payout of 54% under the revenue portion of the plan, and he achieved 74% of his personal objectives. This resulted in an aggregate payout equal to 61% of his target award, or €10,177.

Additional Performance Cash Bonuses.  In December 2008, the Compensation Committee approved the payment of a cash bonus of $333,333 to Mr. Marx to be paid out to Mr. Marx in March 2009, in recognition of his significant contributions to the Company and his performance in 2008, including his efforts to re-position the Company and to implement its growth strategy, and is contingent upon Mr. Marx’s continuing employment with the Company at the time of such payment.

Long-Term Equity Incentives.  SCM’s stock option program is designed to attract, retain and reward talented employees and executives through long-term compensation that is directly linked to long-term performance. As the bulk of SCM’s employees are in Germany and India, where stock options are not commonly awarded to non-executive employees, SCM regards stock options as a competitive tool in its overall compensation program.

SCM grants equity incentives in the form of stock options to each of its executive officers, at the time of hiring, on an annual basis and from time to time as an incentive to achieve specific performance objectives. The exercise price of all options awarded is the closing price of SCM’s stock on the NASDAQ Stock Market on the date of grant. The Company believes stock options are an effective way to align executives’ interests with the interests of the Company’s stockholders because the stock options have value only to the extent that the price of the Company’s stock increases after the date of grant.

The number of stock options granted to newly hired executive officers is determined by the Compensation Committee, based on the Company’s historical practices and on the executive’s position. Initial options vest 1/4th after one year and then 1/48th per month for the next three years, such that they are fully vested after four years. Annual top-up grants are made based on the positive results of annual performance reviews and are generally in an amount ranging between 25% and 33% of the options received in the executive officer’s initial grant. Annual top-up grants vest at a rate of 1/48th per month over four years, commencing at the date of grant. If the executive officer terminates employment before the end of the vesting period, all unvested options are forfeited. As options are granted annually, some portion of an executive officer’s options vest each year, rewarding the executive for past service, while an often greater portion remains unvested, creating a long-term incentive to remain with the Company.

In February 2008, the Compensation Committee awarded Mr. Chhor an initial stock option grant of 40,000 shares of SCM common stock upon his joining the Company. At the time, the Compensation Committee also awarded special one-time incentive option grants to Mr. Marx and Mr. Rohaly. These awards were made in lieu of annual salary increases, to increase the long-term incentive portion of their overall compensation package in relation to salary, and to bring equity compensation for these officers into alignment with peer companies. In making its determination, the Compensation Committee reviewed salary and equity data for the chief executive officer and chief financial officer at six companies that operate in similar segments of the security industry to SCM, and which the committee believes are comparable for the purposes of compensation comparison. These companies included ActivIdentity, Entrust, L-1 Identity Solutions, Secure Computing Tumbleweed Communications and Vasco Data Security.

In April 2008, the Compensation Committee awarded annual top-up grants to Mr. Marx and Mr. Rohaly of 19,800 shares and top-up and promotion grants of 6,500 and 14,000 shares, respectively, to Dr. Mueller. The Compensation Committee determined the amount to be granted to each executive officer based on his individual performance in past recent periods and in order to retain and motivate each executive in the future.

Benefits and Perquisites.  Because SCM has a strong regional presence in Germany and the majority of its executives and key employees have been based in Germany, the Company follows the standard European practice of providing either a company car or a car allowance to its executive officers in Germany. SCM leases BMW cars or provide a comparable allowance for its executive officers.

Retirement Payments.  On behalf of its executive officers in Germany, SCM makes payments to a government-managed pension program, to government-managed or private health insurance programs, and in some cases for unemployment insurance, as mandated under German employment law.

Lawrence Midland.  Mr. Midland is expected to become an executive officer of SCM upon completion of SCM’s proposed merger with Hirsch, in the position of Executive Vice President, Hirsch Business Division. Mr. Midland’s compensation with SCM was negotiated as part of the merger agreement with Hirsch and includes a base salary of $250,000, participation in the 2008 Executive Bonus Plan and an option grant to purchase up to 40,000 shares of SCM common stock under SCM’s 2007 Stock Option Plan. Mr. Midland also will be eligible to receive certain other benefits such as health insurance, as are provided to other employees of Hirsch occupying positions with responsibility and salary comparable to that of Mr. Midland.

Severance Benefits

SCM does not have a policy regarding severance or change of control agreements for its executive officers and historically has not offered severance as part of its employment contracts. Under standard employment practice in Germany, notice of termination is required to be given by either the employer or the employee, and the employer is required to continue to compensate the employee for salary and eligible bonus amounts during this period. The length of the notice period varies from company to company. SCM’s policy for executive officers generally is to require a notice period of three to six months, following a trial period of initial employment of three to six months. The length of individual notice and trial periods for each executive officer is stated in his employment contract. In lieu of continuing the employment relationship for six months, SCM’s employment agreements provide that the Company can cash out the employee who has given notice. Alternatively, SCM can require that the employee continue to work his or her six-month notice period. This practice is included in the majority of SCM’s employment agreements with its executive officers. Additionally, under German labor practices, terminated employees also are eligible to continue to receive health and unemployment insurance coverage, pension contributions, car leasing expenses or car allowance, and other benefits provided during their employment, for the duration of the notice period. Further, under German labor practices, terminated employees may also be entitled to receive quarterly or annual bonus payments, the amount of which would be determined based on a variety of factors, including the employee’s length of service and perceived contributions to past or future company performance, as well as other factors. Actual bonus payments for which individual employees may become eligible are determined at or following termination, and cannot be projected.

As is customary in Germany, SCM has entered into employment agreements with each of its Named Executive Officers. In connection with the proposed merger with Hirsch, Mr. Midland has entered into an employment agreement with Hirsch, to become effective on the effective date of the merger. The terms of each of these agreements are discussed below under “Termination / Change in Control Payments.”

In July 2008, SCM Microsystems GmbH, a wholly-owned subsidiary of SCM entered into supplemental employment agreements (the “Supplements”) with Mr. Marx and Mr. Rohaly in order to modify certain provisions regarding severance, notice periods and non-competition. The terms of both Supplements are identical and are outlined below.

Pursuant to the Supplements, if the executive officer is given ordinary notice of termination by SCM without the executive officer having given prior notice of termination or having caused SCM to give such notice as a result of severe and avoidable misconduct, then the executive officer will be eligible to receive a one-time severance payment equal to 12 months of his then-current monthly salary and a bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then current annual salary.

The Supplement further provides that either the executive officer or SCM may terminate the executive officer’s employment agreement by providing 12 months’ written notice. In the event of termination by SCM, the executive officer may be required to continue to perform his responsibilities for the Company only for a period of up to three months, excluding unused holiday hours, after which he will be released from his employment. Any remainder of the 12-month notice period following release from employment (from nine to 12 months) is the release period, during which the executive officer would continue to receive his then-current monthly salary and a fixed bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then current annual salary. Such remuneration during the release period would be in addition to the one-time severance payment described above. In the event of notice of termination by the executive officer, the executive officer may be required to continue to perform his responsibilities for the Company for up to the entire 12-month notice period, during which time he would continue to receive regular salary payments and remain eligible for bonus payments under the Company’s Executive Bonus Plan, and thereafter would not be eligible for any further remuneration or the severance payments described above.

Additionally, the Supplement provides that following any ordinary notice of termination given by the Company to the executive officer, during the release period the executive officer would continue to be prohibited from engaging in any other employment, occupation, consulting or other business activity competitive with or related to the current or future business of the Company. He would also be prohibited from acquiring, obtaining an equity interest in or otherwise supporting any enterprise which engages in business activity competitive with or related to the current or future business of the Company.

Summary of SCM Executive Compensation in 2008

The following table sets forth certain information with respect to the compensation of SCM’s Chief Executive Officer, Chief Financial Officer and the highest paid executive officers other than the CEO and CFO, based on total compensation earned during fiscal years 2008, 2007 and 2006, for their services with SCM in all capacities during the 2008, 2007 and 2006 fiscal years.

						Non-Equity
						Incentive Plan
					Option Grants	Compensation		All Other
Name and Principal Position	Year	Salary	Bonus		(1)(2)	(5)		Compensation		Total

Felix Marx	2008	$363,607	$333,333	(3)	$51,458	—		$47,070	(13)	$795,468
Chief Executive Officer (22)(23)	2007	$66,219	—		$2,973	$27,264	(6)	$8,469	(14)	$104,925
	2006	—	—		—	—		—		—
Stephan Rohaly	2008	$354,659	—		$58,671	—		$30,682	(15)	$444,012
Chief Financial Officer (22)(24)	2007	$313,065	$50,000	(4)	$116,845	$62,059	(7)	$34,385	(16)	$576,354
	2006	$200,896	—		$27,303	$57,353	(8)	$19,693	(17)	$305,245
Eang Sour Chhor	2008	$243,984	—		$12,175	$18,717	(9)	$37,753	(18)	$312,629
Executive Vice President, Strategy,	2007	—	—		—	—		—		—
Marketing and Engineering (22)(25)	2006	—	—		—	—		—		—
Dr. Manfred Mueller	2008	$241,658	—		$22,087	$60,552	(10)	$37,311	(19)	$361,608
Executive Vice President Strategic	2007	$202,211	$30,000	(4)	$68,927	$56,229	(11)	$33,283	(20)	$390,650
Sales and Business Development(22)	2006	$178,386	—		$19,797	$35,637	(12)	$35,133	(21)	$268,953

Option Awards

(1)	The amounts in this column represent the expense recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2008. Option expense figures are calculated using the Black-Scholes-Merton valuation model using the following assumptions: a dividend rate of zero, an interest rate for the expected life of the option at the date of grant, an expected option life of 4.00 years, and volatility based on historical averages at the date of grant. See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the period ended December 31, 2008 for more information about how SCM accounts for stock-based compensation.

(2)	Reflects both time-based initial or annual options as well as performance-based options to purchase shares of the Company’s stock granted under its 1997 Stock Option Plan, its 2000 Stock Option Plan and its 2007 Stock Option Plan, as discussed in Compensation Discussion and Analysis under “Compensation Elements: Long-Term Equity Incentives.”

Bonus

(3)	Reflects special performance bonus in recognition of Mr. Marx’s contributions to the Company and his performance in 2008, including his efforts to re-position the Company and to implement its growth strategy.

(4)	Reflects special performance bonuses based on expanded responsibilities during the period following the departure of SCM’s former CEO in July 2007 until the hiring of its current CEO in late October 2007.

Non-Equity Incentive Plan Compensation

(5)	For 2008, reflects cash bonus awards earned under SCM’s 2008 Plan, and in the case of Dr. Mueller, awards earned both under SCM’s 2008 Plan and its Sales Commission Plan. For 2007, reflects cash bonus awards earned under SCM’s 2007 Plan, and in the case of Dr. Mueller, awards earned both under SCM’s 2007 Plan and its Sales Commission Plan. For 2006, reflects cash bonus awards earned under SCM’s Management by Objective program, in the case of Messrs. Rohaly and Mueller. These plans are discussed in Compensation Discussion and Analysis under “Compensation Elements — Incentive Cash Bonuses.”

(6)	Reflects a cash bonus of €18,581, or 10% of Mr. Marx’s annual base salary as prorated for his service from late October through the end of 2007, based on the achievement of operating profit in the fourth quarter of 2007, as determined under SCM’s 2007 Plan.

(7)	Reflects quarterly bonus awards of €20,000 and €24,000, or 10% of Mr. Rohaly’s annual base salary for the first and fourth quarters of 2007, respectively, based on the achievement of operating profitability in those quarters, as determined under SCM’s 2007 Plan.

(8)	Reflects quarterly performance bonus awards paid to Mr. Rohaly under the Company’s Management by Objective program.

(9)	Reflects guaranteed bonus payment of €12,000, or 10% of Mr. Chhor’s annual base salary, prorated for his February 1, 2008 start date, as specified in Mr. Chhor’s employment agreement.

(10)	Reflects quarterly cash awards totaling €41,032 for the four quarters of 2008 under SCM’s Sales Commission Plan, as discussed in Compensation Discussion and Analysis under “Compensation Elements: Incentive Cash Payouts under the Sales Commission Plan.”

(11)	Reflects a quarterly bonus award of €14,500, or 10% of Dr. Mueller’s annual base salary, based on the achievement of operating profitability in the first quarter of 2007 as determined under SCM’s 2007 Plan. Also reflects quarterly cash awards totaling €26,133 for the second, third and fourth quarters of 2007, during which periods Dr. Mueller was eligible to receive cash awards under SCM’s Sales Commission Plan, as discussed in Compensation Discussion and Analysis under “Compensation Elements: Incentive Cash Payouts under the Sales Commission Plan.”

(12)	Reflects quarterly performance bonus awards under the Company’s Management by Objective program and a discretionary bonus awarded to Dr. Mueller for the third quarter of 2006.

All Other Compensation

(13)	Reflects payments of €7,750, and €24,887 made on Mr. Marx’s behalf in 2008 for a rental apartment in Germany, as Mr. Marx’s home is in Austria, and car leasing and insurance expenses, respectively.

(14)	Reflects payments of €1,761 and €4,180 made on Mr. Marx’s behalf in 2007 for travel between SCM’s offices in Germany and Mr. Marx’s home in Austria, and car leasing and insurance expenses, respectively.

(15)	Reflects payments of €319 and €20,559 made on Mr. Rohaly’s behalf in 2008 for pension and employee saving contributions, and car leasing and insurance expenses, respectively.

(16)	Reflects payments of €3,454, €1,803 and €20,156 made on Mr. Rohaly’s behalf in 2007 for pension and employee saving contributions, health and unemployment insurance, and car leasing expenses, respectively.

(17)	Reflects payments of €3,504, €2,339 and €9,807 made on Mr. Rohaly’s behalf in 2006 for pension and employee saving contributions, health and unemployment insurance, and car allowance and leasing expenses, respectively.

(18)	Reflects payments of €10,078 made on Mr. Chhor’s behalf in 2008 for travel between Germany and Mr. Chhor’s home in France for February through July 2008 and living allowance August through December 2008; and payments made on Mr. Chhor’s behalf in 2008 of €9,859 and €5,400 for pension contributions and health and unemployment insurance, and car allowance, respectively.

(19)	Reflects payments of €10,431 and €14,824 made on Dr. Mueller’s behalf in 2008 for pension and employee saving contributions and health and unemployment insurance, and car leasing and insurance expenses, respectively.

(20)	Reflects payments of €6,588, €3,967 and €13,945 made on Dr. Mueller’s behalf in 2007 for pension and employee saving contributions, health and unemployment insurance, and car leasing expenses, respectively.

(21)	Reflects payments of €6,462, €4,502 and €17,227 made on Dr. Mueller’s behalf in 2006 for pension and employee saving contributions, health and unemployment insurance, and car leasing expenses, respectively.

Exchange Rate

(22)	Messrs. Marx, Rohaly, Chhor and Mueller are paid in local currency, which is the euro. Due to fluctuations in exchange rates during the year, amounts in U.S. dollars varied from month to month. Amounts shown in dollars under “Salary” and “All Other Compensation” above were derived using the average exchange rates for the quarter in which such amounts were earned and paid. Amounts shown in dollars under “Non-Equity Incentive Plan Compensation” were derived using exchange rates that correspond to the period in which award payments were made, generally the quarter after they were earned. Average exchange rates for the periods shown in the table above are as follows:

	2006	2007	2008	2009

First Quarter	€0.835 per dollar	€0.764 per dollar	€0.681 per dollar	€0.742 per dollar
Second Quarter	€0.811 per dollar	€0.745 per dollar	€0.641 per dollar
Third Quarter	€0.786 per dollar	€0.736 per dollar	€0.649 per dollar
Fourth Quarter	€0.785 per dollar	€0.701 per dollar	€0.745 per dollar

Other

(23)	Mr. Marx joined the Company in October 2007.

(24)	Mr. Rohaly joined the Company in March 2006.

(25)	Mr. Chhor joined the Company in February 2008.

Grant of Plan-Based Awards in Fiscal 2008

The following table sets forth certain information with respect to the grant of non-equity and equity incentive plan awards under SCM’s quarterly and annual bonus programs and its stock option plans.

					All Other Option
		Estimated Future Payouts			Awards; Number of			Grant Date Fair
		Under Non-Equity Plan			Securities		Exercise or Base	Value of Stock and
		Awards(1)(2)			Underlying Options		Price of Option	Option Awards
Name	Grant Date	Target	Maximum		(#)(3)		Awards (Per/Share)	(4)

Felix Marx	02/26/2008	—	—		100,000	(5)	$3.05	$135,320
	4/22/2008	—	—		19,800	(6)	$3.12	$27,546
	—	$147,951	$298,895		—		—	—
Stephan Rohaly	02/26/2008	—	—		100,000	(5)	$3.05	$135,320
	4/22/2008	—	—		19,800	(6)	$3.12	$27,546
	—	$138,981	$268,361		—		—	—
Eang Sour Chhor	02/01/2008	—	—		40,000	(7)	$3.41	$60,520
	—	$94,876	$191,911		—		—	—
Dr. Manfred Mueller	4/22/2008	—	—		6,500	(6)	$3.12	$19,477
	4/22/2008	—	—		14,000	(8)	$3.12	$9,043
	—	$94,479	$185,045	(9)	—		—	—

(1)	Refers to the potential payouts for 2008 under SCM’s 2008 Plan, and in the case of Dr. Mueller, its Sales Commission Plan, as further discussed in Compensation Discussion and Analysis. “Target” amounts are calculated based on 100% achievement of quarterly target bonuses only. “Maximum” amounts reflect total potential payout based on 100% achievement of both quarterly and annual targets. In the case of Mr. Chhor, potential bonus amounts are prorated based his length of employment with SCM during 2008. Actual bonus amounts paid to SCM’s executives for 2008 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	Amounts shown in dollars are converted from Euros, in which currency SCM’s German-based executives are paid, and were derived using exchange rates that correspond to the period in which award payments would typically be made, which generally is the quarter after they were earned. Exchange rates used in this conversion are therefore: €0.641 per dollar for the second quarter of 2008, €0.649 per dollar for the third quarter of 2008, €0.745 per dollar for the fourth quarter of 2008 and €0.742 per dollar for the first quarter of 2009.

(3)	During 2008, SCM granted options to its executives under its 2007 Stock Option Plan. All options have an exercise price that is the closing price of SCM’s common stock on the NASDAQ Stock Market on the date of grant and expire seven years from the date of grant.

(4)	The grant date fair value of the options awards is calculated using the Black-Scholes-Merton valuation model using the following assumptions: a dividend rate of zero, an interest rate for the expected life of the option at the date of grant, an expected option life of 4.00 years, and volatility based on historical averages at the date of grant. See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the period ended December 31, 2008 for more information about how SCM accounts for stock-based compensation.

(5)	Reflects incentive option granted in lieu of an annual salary increase for 2008.

(6)	Reflects annual options that vest 1/48th per month commencing on the date of grant.

(7)	Reflects initial options to purchase shares of SCM’s common stock, granted upon joining the Company. These options vest 25% one year from the date of grant and then vest 1/48th per month for 36 months.

(8)	Reflects incentive option grant based on Dr. Mueller’s promotion in February 2008.

(9)	Under the Sales Commission Plan, there is no limit to the amount of bonus that can be earned for the achievement of revenue above target levels.

Outstanding Equity Awards at Fiscal 2008 Year End

The following table sets forth certain information with respect to the outstanding equity awards held by SCM’s Named Executive Officers at the end of 2008.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option	Option
		Options	Options		Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable		Price	Date

Felix Marx	10/22/2007	14,583	35,417	(1)	$2.98	10/22/2017
	10/22/2007	2,916	7,084	(1)	$2.98	10/22/2014
	02/26/2008	0	100,000	(2)	$3.05	02/26/2015
	04/22/2008	3,300	16,500	(3)	$3.12	04/22/2015
Stephan Rohaly	3/14/2006	20,625	9,375	(1)	$3.21	3/14/2016
	9/28/2006	50,000	0	(4)	$3.41	9/28/2016
	2/14/2007	20,000	0	(4)	$4.02	2/14/2017
	3/23/2007	0	19,800	(5)	$4.34	3/23/2017
	02/26/2008	0	100,000	(2)	$3.05	02/26/2015
	04/22/2008	3,300	16,500	(3)	$3.12	04/22/2015
Eang Sour Chhor	02/01/2008	0	40,000	(1)	$3.41	02/01/2015
Dr. Manfred Mueller	7/17/2001	20,000	0	(1)	$8.08	7/17/2011
	4/16/2003	3,329	0	(5)	$3.31	4/16/2013
	4/16/2003	3,832	0	(4)	$3.31	4/16/2013
	9/16/2004	1,500	4,500	(5)	$2.78	9/16/2014
	9/16/2004	5,000	0	(4)	$2.78	9/16/2014
	7/27/2005	0	6,000	(5)	$3.08	7/27/2015
	2/02/2006	5,000	0	(4)	$3.23	2/02/2016
	7/05/2006	0	6,200	(5)	$3.03	7/05/2016
	9/28/2006	20,000	0	(4)	$3.41	9/28/2016
	2/14/2007	20,000	0	(4)	$4.02	2/14/2017
	3/23/2007	0	6,500	(5)	$4.34	3/23/2017
	04/22/2008	1,083	5,417	(3)	$3.12	04/22/2015
	04/22/2008	2,333	11,667	(3)	$3.12	04/22/2015

(1)	Vests 25% after one year, then 1/48th vests monthly for 36 months.

(2)	Vests 100% three years from date of grant.

(3)	Vests 1/48th per month from date of grant.

(4)	Vests 100% one year from date of grant.

(5)	Vests 1/12th per month over one year, commencing four years from date of grant.

Pension Benefits

SCM does not offer pension benefits and have, therefore, omitted the Pension Benefits table. As described in Compensation Discussion and Analysis, on behalf of its executives in Germany, SCM makes payments to a government-managed pension program, to government-managed or private health insurance programs, and in some cases for unemployment insurance, as mandated under German employment law. These payments were quantified in the “All Other Compensation” column of the summary compensation table. Any use of the term “pension” in the Compensation Discussion and Analysis or the related tables are references to the government-managed pension program.

Termination/Change in Control Payments

The information below describes certain compensation that would have become payable under contractual arrangements assuming a termination of employment occurred on December 31, 2008, based upon the Named Executive Officers’ compensation and service levels as of such date.

SCM has entered into employment agreements containing severance provisions with each of its current executive officers. Below are the material terms of each agreement. None of SCM’s current executive officers included below are of retirement age and none of their respective agreements contain provisions for additional payments upon retirement. The Company does not offer its executive officers severance benefits in the case of death, disability or voluntary termination.

Following any termination, each of the agreements described below requires the Named Executive Officer to keep as secret all confidential information related to SCM, including, but not limited to, operational and business secrets.

Employment Agreements

Employment Agreement with Felix Marx

On July 31, 2007, through SCM’s wholly-owned subsidiary, SCM Microsystems GmbH, the Company entered into an employment agreement with Felix Marx, who became its Chief Executive Officer and Managing Director of SCM Microsystems GmbH, effective October 22, 2007. During the first six months of his employment, either Mr. Marx or SCM Microsystems GmbH may terminate the agreement and Mr. Marx’s employment with SCM upon at least three months’ prior written notice. Thereafter, either party may terminate the agreement with six months’ prior written notice.

On July 30, 2008, through SCM Microsystems, GmbH, the Company entered into a supplemental employment agreement with Mr. Marx that amends his employment agreement and modifies certain provisions regarding severance, notice periods and non-competition. Under the supplementary employment agreement, if Mr. Marx is given ordinary notice of termination by SCM without Mr. Marx having given prior notice of termination or having caused SCM to give such notice as a result of severe and avoidable misconduct, then Mr. Marx will be eligible to receive a one-time severance payment equal to 12 months of his then-current monthly salary and a bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then-current annual salary.

The supplementary employment agreement further provides that either Mr. Marx or SCM may terminate Mr. Marx’s employment agreement by providing 12 months’ written notice. In the event of termination by SCM, Mr. Marx may be required to continue to perform his responsibilities for the Company only for a period of up to three months, excluding unused holiday hours, after which he will be released from his employment. Any remainder of the 12-month notice period following release from employment (from nine to 12 months) is the release period, during which Mr. Marx would continue to receive his then-current monthly salary and a fixed bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then current annual salary. Such remuneration during the release period would be in addition to the one-time severance payment described above. In the event of notice of termination by Mr. Marx, he may be required to continue to perform his responsibilities for the Company for up to the entire 12-month notice period, during which time he would continue to receive regular salary payments and remain eligible for bonus payments under the Company’s Executive Bonus Plan, and thereafter would not be eligible for any further remuneration or the severance payments described above.

Additionally, following any ordinary notice of termination given by the Company to Mr. Marx, during the release period Mr. Marx would continue to be prohibited from engaging in any other employment, occupation, consulting or other business activity competitive with or related to the current or future business of the Company. He would also be prohibited from acquiring, obtaining an equity interest in or otherwise supporting any enterprise which engages in business activity competitive with or related to the current or future business of the Company.

If Mr. Marx had been so terminated as of December 31, 2008, under his employment agreement, he would have been entitled to receive a severance payment of €280,000, a release period payment of €280,000, a bonus payment of €112,000, and other compensation of €32,437 related to apartment rental and car leasing and insurance expenses, or approximately $898,516, based on the average exchange rate for December 2008 of one dollar being equal to 0.784 Euros. Additionally, under German labor practices, Mr. Marx might also have been entitled to receive quarterly or annual bonus payments, the amount of which would be determined based on a variety of factors, including his length of service and perceived contributions to past or future company performance.

Following any termination, under his employment agreement, Mr. Marx is subject to a two-year non-solicitation provision.

Employment Agreements with Stephan Rohaly

On March 14, 2006, through SCM’s wholly-owned subsidiary, SCM Microsystems GmbH, the Company entered into an employment agreement with Stephan Rohaly, who became its Chief Financial Officer on March 21, 2006. Either Mr. Rohaly or SCM Microsystems GmbH may terminate the agreement and Mr. Rohaly’s employment with SCM upon at least six months’ prior written notice.

On July 30, 2008, through SCM Microsystems, GmbH, the Company entered into a supplemental employment agreement with Mr. Rohaly that amends his employment agreement and modifies certain provisions regarding severance, notice periods and non-competition. Under the supplementary employment agreement, if Mr. Rohaly is given ordinary notice of termination by SCM without Mr. Rohaly having given prior notice of termination or having caused SCM to give such notice as a result of severe and avoidable misconduct, then Mr. Rohaly will be eligible to receive a one-time severance payment equal to 12 months of his then-current monthly salary and a bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then-current annual salary.

The supplementary employment agreement further provides that either Mr. Rohaly or SCM may terminate Mr. Rohaly’s employment agreement by providing 12 months’ written notice. In the event of termination by SCM, Mr. Rohaly may be required to continue to perform his responsibilities for the Company only for a period of up to three months, excluding unused holiday hours, after which he will be released from his employment. Any remainder of the 12-month notice period following release from employment (from nine to 12 months) is the release period, during which Mr. Rohaly would continue to receive his then-current monthly salary and a fixed bonus payment under the Company’s Executive Bonus Plan equal to 40% of his then current annual salary. Such remuneration during the release period would be in addition to the one-time severance payment described above. In the event of notice of termination by Mr. Rohaly, he may be required to continue to perform his responsibilities for the Company for up to the entire 12-month notice period, during which time he would continue to receive regular salary payments and remain eligible for bonus payments under the Company’s Executive Bonus Plan, and thereafter would not be eligible for any further remuneration or the severance payments described above.

Additionally, following any ordinary notice of termination given by the Company to Mr. Rohaly, during the release period Mr. Rohaly would continue to be prohibited from engaging in any other employment, occupation, consulting or other business activity competitive with or related to the current or future business of the Company. He would also be prohibited from acquiring, obtaining an equity interest in or otherwise supporting any enterprise which engages in business activity competitive with or related to the current or future business of the Company.

If Mr. Rohaly had been so terminated as of December 31, 2008, under his employment agreement, he would have been entitled to receive a severance payment of €240,000, a release period payment of €240,000, a bonus payment of €96,000, and other compensation of €20,878 related to pension and employee saving contributions and car leasing and insurance expenses, or approximately $761,324, based on the average exchange rate for December 2008 of one dollar being equal to 0.784 Euros. Additionally, under German labor practices, Mr. Rohaly might also have been entitled to receive quarterly or annual bonus payments, the amount of which would be determined based on a variety of factors, including his length of service and perceived contributions to past or future company performance.

Employment Agreement with Eang Sour Chhor

On January 21, 2008, through SCM’s wholly-owned subsidiary, SCM Microsystems GmbH, the Company entered into an employment agreement with Sour Chhor, who became its Executive Vice President, Strategy, Marketing and Engineering effective February 1, 2008. During the first six months of his employment, either Mr. Chhor or SCM Microsystems GmbH may terminate the agreement and Mr. Chhor’s employment with SCM upon at least one month’s prior written notice. Thereafter, either party may terminate Mr. Chhor’s employment with three months’ prior written notice. Mr. Chhor is also subject to the provisions of German labor practices concerning the payment of bonus following notice of termination as described above.

If Mr. Chhor had been so terminated as of December 31, 2008, under his employment agreement and German labor practices, he would have been entitled to receive a release period payment of €45,000, a bonus payment of €18,000, and other compensation of €5,395 related to living allowance, pension contributions, and health and unemployment insurance, or approximately $87,238, based on an average exchange rate for December 2008 of one dollar being equal to 0.784 Euros.

Mr. Chhor resigned from his position at SCM on February 6, 2009, effective June 30, 2009.

Employment Agreement with Dr. Manfred Mueller

On June 8, 2006, through SCM’s wholly-owned subsidiary, SCM Microsystems GmbH, the Company entered into an amended employment agreement with Dr. Manfred Mueller, currently its Executive Vice President, Strategic Sales and Business Development. Either Dr. Mueller or SCM may terminate the agreement and Dr. Mueller’s employment with SCM upon at least six months’ prior written notice. Additionally, should Dr. Mueller be terminated without having caused SCM to give such notice as a result of severe and avoidable misconduct, he is also entitled to receive a severance payment at the time of termination equal to 12 months of his then-current base salary and target bonus of 40% of his then-current annual base salary, payable in a lump sum by SCM Microsystems GmbH.

If Dr. Mueller had been so terminated as of December 31, 2008, he would have been entitled to receive a release period payment of €84,000, a severance payment of €168,000, a bonus payment of €67,200, and other compensation of €12,628 related to pension and employee saving contributions, health and unemployment insurance and car leasing expenses, or approximately $423,249. Figures in dollars are based on the average exchange rate for December 2008 of one dollar being equal to 0.784 Euros.

Employment Agreement with Lawrence W. Midland

On December 10, 2008, through Hirsch, Lawrence W. Midland entered into an employment agreement that will become effective upon the completion of the proposed merger with Hirsch. Hirsch may terminate the agreement and Mr. Midland’s employment upon at least three months’ prior written notice. If Mr. Midland’s employment is terminated by Hirsch without cause, Mr. Midland shall be entitled to receive, in addition to any accrued benefit rights and subject to execution of a standard release of claims in favor of Hirsch, a payment equal to six months of current base salary, or if Mr. Midland terminates employment for good reason, Mr. Midland shall be entitled to receive, in addition to any accrued benefit rights and subject to execution of a standard release of claims in favor of Hirsch, a payment equal to three months of current base salary.

Compensation of Directors

Annual Cash Compensation

During 2008, SCM’s non-employee directors were paid in the currency of the country of their residence, using a fixed exchange rate of €0.93 per U.S. dollar for SCM’s German-based directors and £0.63 per U.S. dollar for SCM’s UK-based director. During 2008, each non-employee member of SCM’s Board of Directors was eligible to receive the following cash compensation:

•	an annual retainer of $10,000 for each member of the board, except for the Chairman, who is eligible to receive an annual retainer of $20,000;

•	additional annual retainer of $5,000 for service on the Audit Committee of the board, except for the Chairman, who is eligible to receive an annual retainer of $10,000;

•	additional annual retainer of $2,000 for service on the Compensation or Nominating Committees of the board, except for the Chairman of such committees, who are each eligible to receive an annual retainer of $4,000; and

•	meeting fees of $1,000 for physical attendance at each board meeting.

Additionally, SCM reimburses its non-employee board members for all reasonable out-of pocket expenses incurred in the performance of their duties as directors, which in practice primarily consist of travel expenses associated with board or committee meetings or with committee assignments.

Change in Cash Compensation for 2009

During 2008, the Compensation Committee conducted a review of compensation paid to SCM board members that included comparisons of cash and equity compensation made to directors at six other security companies, including ActivIdentity, Entrust, L-1 Identity Solutions, Secure Computing, Tumbleweed Communication and Vasco Data Security. Based on this review, in December 2008, the Compensation Committee approved an increase in the cash compensation paid to the Company’s non-employee directors, effective beginning in 2009. Annual cash compensation was increased from $10,000 to $20,000 for all directors except for the Chairman of the board, whose annual cash compensation was increased from $20,000 to $40,000. Additionally, directors will also receive a fee of $500 for attendance at each telephonic board meeting lasting more than 60 minutes, whereas previously no fees had been paid for attendance at telephonic board meetings. All other components of cash compensation remain unchanged for 2009.

Equity Compensation

During 2008, each non-employee member of SCM’s Board of Directors was eligible to receive option awards under the terms of the Company’s 2007 Stock Option Plan. Under this plan, new members of the board receive an initial option grant to purchase 10,000 shares of the Company’s common stock. Continuing members of the board who have served for at least six months receive an annual option grant to purchase 5,000 shares of the Company’s common stock, awarded on the date of the Company’s Annual Meeting of Stockholders. Both of these option grants vest 1/12th per month over the one-year period following the date of grant.

During 2008, each of SCM’s non-employee directors, with the exception of Dr. Liebler, received an annual grant of 5,000 options for shares of the Company’s common stock. All such annual grants were made on July 1, 2008, the date of SCM’s Annual Meeting, at an exercise price of $2.91 per share, which was the NASDAQ closing price on that day. Dr. Liebler received an initial option grant to purchase 10,000 shares of the Company’s common stock upon joining the board. His grant was made on June 2, 2008 at an exercise price of $2.95, which was the NASDAQ closing price on that day.

The following Director Compensation Table sets forth summary information concerning the compensation paid to SCM’s non-employee directors in 2008 for services to the Company.

	Fees Earned	Option Awards
Name	or Paid in Cash	(1)	Total ($)

Werner Koepf — Chairman(2)	$31,000	$10,344	$41,344
Steven Humphreys — Former Chairman(3)	$22,000	$10,344	$32,344
Dr. Hagen Hultzsch(4)	$24,000	$10,344	$34,344
Dr. Hans Liebler(5)	$10,500	$7,564	$18,064
Simon Turner(6)	$29,000	$10,344	$39,344

(1)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2008. The grant date fair value of these annual stock options awarded to each director in 2008, other than Mr. Liebler, is approximately $6,751. The grant date fair value of the initial stock options awarded to Dr. Liebler is approximately $13,154. The grant date fair value of the options awards is calculated using the Black-Scholes-Merton valuation model using the following assumptions: a dividend rate of zero, an interest rate for the expected life of the option at the date of grant, an expected option life of 4.00 years, and volatility based on historical averages at the date of grant. See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the period ended December 31, 2008 for more information about how SCM accounts for stock-based compensation.

(2)	Mr. Koepf received a fee of $20,000 for his service as Chairman of the Board of Directors in 2008. He also received a fee of $2,000 for his service as a member of the Compensation Committee and a fee of $4,000 for his service as Chairman of the Nominating Committee during 2008. Additionally, he received a fee of $1,000 for each physical board meeting attended, amounting to $5,000. Mr. Koepf had 25,000 options outstanding as of December 31, 2008, of which 22,083 were exercisable.

(3)	Mr. Humphreys received a fee of $10,000 for his service as a director in 2008. He also received a fee of $5,000 for his service as a member of the Audit Committee and a fee of $2,000 for his service as a member of the Nominating Committee during 2008. Additionally, he received a fee of $1,000 for each physical board meeting attended, amounting to $5,000. Mr. Humphreys had 66,415 options outstanding as of December 31, 2008, of which 63,498 were exercisable.

(4)	Dr. Hultzsch received a fee of $10,000 for his service as a director in 2008. He also received $5,000 for his service as a member of the Audit Committee and a fee of $4,000 for his service as Chairman of the Compensation Committee during 2008. Additionally, he received a fee of $1,000 for each physical board meeting attended, amounting to $5,000. Dr. Hultzsch had 40,000 options outstanding as of December 31, 2008, of which 37,083 were exercisable.

(5)	Dr. Liebler joined the Board of Directors of SCM effective June 1, 2008, and received a prorated fee of $5,833 for his service as a director from June through December 2008. He also received a prorated fee of $834 for his service as a member of the Compensation Committee and $833 for his service as a member of the Nominating Committee from July through December 2008. Additionally, he received a fee of $1,000 for each physical board meeting attended, amounting to $3,000. Dr. Liebler had 10,000 options outstanding as of December 31, 2008, of which 5,000 were exercisable.

(6)	Mr. Turner received a fee of $10,000 for his service as a director in 2008. He also received $10,000 for his service as Chairman of the Audit Committee, $2,000 for his service as a member of the Compensation Committee and $2,000 for his service as a member of the Nominating Committee during 2008. Additionally, he received a fee of $1,000 for each physical board meeting attended, amounting to $5,000. Mr. Turner had 50,000 options outstanding as of December 31, 2008, of which 47,083 were exercisable.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee was comprised of Messrs. Hultzsch, Koepf, Liebler and Turner, with Dr. Liebler joining the committee in July 2008. Each of these directors is currently a member of the committee.

Dr. Hultzsch has served as Chairman since April 2007. The Board of Directors has determined that each member of the Compensation Committee during 2008 was independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards.

During fiscal year 2007, Mr. Koepf had a relationship requiring disclosure under Item 404 of Regulation S-K. See Part III, Item 13 of this Annual Report on Form 10-K for additional information about this relationship.

In addition, Mr. Humphreys was formerly an executive officer of SCM, serving as SCM’s President and Chairman of the board from July 1996 until December 1996 and as SCM’s President and Chief Executive Officer from December 1996 until April 2000.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management of the Company the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of the Directors of the Company that the Compensation Discussion and Analysis be included for filing with the Securities and Exchange Commission in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Board of Directors has approved such inclusion.

Compensation Committee

Dr. Hagen Hultzsch, Chairman
Werner Koepf
Simon Turner

March 27, 2009

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2008 about SCM’s common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of SCM’s existing equity compensation plans, including our 1997 Stock Plan, Director Plan, 1997 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”) and 2007 Stock Option Plan. Each of the 1997 Stock Plan, Director Plan and Employee Stock Purchase Plan expired in March 2007 and no additional awards will be granted under such plans.

	(a)		(c)
	Number of		Number of
	Securities to be	(b)	Securities Remaining
	Issued Upon	Weighted-Average	Available for Future
	Exercise	Exercise Price of	Issuance Under Equity
	of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by stockholders(1)	1,328,845	$7.7219	924,591
Equity compensation plans not approved by stockholders(2)	499,828	$3.3208	210,628
Total(3)	1,828,673	$6.5189	1,135,219

(1)	Equity plans approved by stockholders consist of the 2007 Stock Option Plan, the 1997 Stock Plan, the Director Plan and the Employee Stock Purchase Plan.

(2)	Equity plans not approved by stockholders consist of the Nonstatutory Plan.

(3)	Does not include options to purchase an aggregate of 8,018 shares of common stock awarded under Dazzle Multimedia plans prior to SCM’s acquisition of Dazzle Multimedia in 2000. These options have a weighted average exercise price of $4.368 and were granted under plans assumed in connection with transactions under which no additional options may be granted.

Material features of plans not approved by stockholders

Under the Nonstatutory Plan, non-qualified stock options may be granted to SCM’s employees, including officers, and to non-employee consultants. The plan’s administrators, as delegated by SCM’s Board of Directors, may set the terms for each option grant made under the plan, including the rate of vesting, allowable exercise dates and the option term of such options granted. The exercise price of a stock option under the Nonstatutory Plan shall be equal to the fair market value of SCM’s common stock on the date of grant. While SCM’s Board of Directors or its appointed committee may, at its discretion, reduce the exercise price of any option to the then current fair market value if the fair market value of the common stock covered by such option shall have declined since the date the option was granted, no such action has ever been taken by SCM’s Board of Directors. 750,000 shares are reserved for issuance under the Nonstatutory Plan, and options for 1,221,736 shares have been granted under the plan to date.

Beneficial Ownership

The following table and the related notes present information with respect to the beneficial ownership of shares of SCM common stock as of March 16, 2009 by (i) each current director and named executive officer of SCM, (ii) each person or group who is known to the management of SCM to be the beneficial owner of more than 5% of all shares of SCM voting securities outstanding as of March 16, 2009 and (iii) all current directors and current executive officers of SCM, as a group.

Unless otherwise indicated in the footnotes to this table and subject to applicable community property laws, SCM believes that each of the stockholders named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

As of March 16, 2009, there were 15,743,515 shares of SCM common stock issued and outstanding. Shares of SCM common stock subject to options and warrants that are currently exercisable or are exercisable within 60 days of March 16, 2009 are treated as outstanding and beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of beneficial ownership of any other shareholder. The figures in this paragraph and on the tables below assume no exercise or termination of any options to purchase SCM common stock, and do not include stock or warrants that are expected to be issued in connection with the proposed merger with Hirsch.

Unless specified otherwise below, the mailing address for each individual, officer or director is c/o SCM Microsystems, Inc., Oskar-Messter-Str. 13, 85737 Ismaning, Germany.

	Shares of Stock Benficially Owned
	Number of	Approximate
Name of Beneficial Owner	Shares	Percentage

Lincoln Vale European Partners Master Fund, LP(1)	1,545,692	9.8%
1414 Avenue of the Americas 55 Old Bedford Road Lincoln, MA 01773
Royce & Associates, LLC(2)	1,287,980	8.2%
1414 Avenue of the Americas New York, NY 10019
Dimensional Fund Advisors, Inc.(3)	1,165,559	7.4%
Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746
Ayman Ashour/Bluehill ID AG(4)	796,194	5.1%
Dufourstrasse 121
St. Gallen, Switzerland CH-9001
Dr. Hans Liebler(5)	1,554,859	9.9%
Steven Humphreys(6)	117,360	*
Stephan Rohaly(7)	119,328	*
Manfred Mueller(8)	104,733	*
Werner Koepf(9)	64,247	*
Simon Turner(10)	54,866	*
Dr. Hagen Hultzsch(11)	39,166	*
Felix Marx(12)	27,450	*
Eang Sour Chhor(13)	12,500	*
All directors and executive officers as a group (9 persons)(14)	2,094,509	13.0%

*	Indicates ownership of less than one percent.

(1)	Based on information provided by Lincoln Vale European Partners Master Fund, LP, to SCM subsequent to Lincoln Vale European Partners Master Fund, LP’s filing of a Schedule 13D on January 4, 2008, in which Lincoln Vale European Partners Master Fund , LP disclosed it beneficially owned 1,434,230 shares of SCM common stock.

(2)	Based solely on information contained in a Schedule 13G/A filed with the SEC on January 30, 2009.

(3)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 9, 2009. Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of this Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by this Schedule 13G for any other purposes than Section 13(d) of the Exchange Act.

(4)	Based solely on information contained in a Schedule 13D filed with the SEC by Bluehill ID AG on January 2, 2009, Bluehill ID AG held 796,194 shares of SCM common stock. Ayman Ashour is the Chief Executive Officer and Chairman of Bluehill ID AG and may be deemed to be a beneficial owner of the shares held by Bluehill. Ayman Ashour also served as a director of Hirsch from April 20, 2007 until his resignation from the Hirsch board of directors on November 17, 2008.

(5)	Includes options to purchase 9,167 shares of SCM common stock exercisable within 60 days. Dr. Liebler is a founder and member of the investment committee of Lincoln Vale European Partners Master Fund, LP. As a result of his affiliation with Lincoln Vale European Partners Master Fund, LP, Dr. Liebler may be deemed to be a beneficial owner of the shares held by Lincoln Vale European Partners Master Fund, LP and may have shared voting and investment power with respect to such shares. Dr. Liebler disclaims beneficial ownership of or any pecuniary interest in such shares.

(6)	Includes options to purchase 65,581 shares of SCM common stock exercisable within 60 days.

(7)	Includes options to purchase 98,075 shares of SCM common stock exercisable within 60 days.

(8)	Includes options to purchase 85,786 shares of SCM common stock exercisable within 60 days.

(9)	Includes options to purchase 24,166 shares of SCM common stock exercisable within 60 days.

(10)	Includes options to purchase 49,166 shares of SCM common stock exercisable within 60 days.

(11)	Consists options to purchase of 39,166 shares of SCM common stock exercisable within 60 days.

(12)	Consists options to purchase of 27,450 shares of SCM common stock exercisable within 60 days.

(13)	Consists options to purchase of 12,500 shares of SCM common stock exercisable within 60 days. Mr. Chhor resigned from his position at SCM on February 6, 2009, effective June 30, 2009.

(14)	Includes an aggregate of 411,057 options exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Audit Committee of SCM’s Board of Directors, among its other duties and responsibilities, reviews and monitors all related party transactions and in November 2008 adopted changes to SCM’s “Related Party Transaction Policies and Procedures” (the “Policy”). Under the Policy, SCM’s Board of Directors is required to review and approve the material terms of all “Interested Transactions” involving a related party (including directors, director nominees, executive officers, greater-than-5% beneficial owners, and their respective immediate family members), subject to certain exceptions. An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 per year or $30,000 in any quarter, (2) the Company is a participant and (3) any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). In determining whether to approve or ratify an Interested Transaction, SCM’s Board of Directors is required to take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Exceptions to the Policy include Interested Transactions for which standing pre-approval has been authorized, such as the hiring of executive officers and the payment of compensation to directors, where such compensation is required to be disclosed in the Company’s annual, quarterly or current filings; transactions involving competitive bids; and regulated transactions, such as for the rendering of regulated services, for example with a public utility. At least annually, a summary of new transactions covered by the standing pre-approvals described above is provided to the Committee for its review.

To ensure the Policy is being followed, SCM requires each of its non-employee directors and each of its executive officers to provide and update information about related party relationships and related party transactions on a quarterly and annual basis. This information is reviewed by SCM’s Corporate Accounting personnel, which also reviews its sales and purchasing transactions on an ongoing basis to identify any transactions with known related parties.

SCM’s Related Party Transaction Policy is in writing and has been communicated by management to the Company’s employees.

Related Party Transactions

Werner Koepf, SCM’s Chairman of the Board, also served until June 2007 as a director and as a member of the Audit Committee and the Compensation Committee of Gemalto N.V. (formerly Gemalto N.V. International S.A.), a company engaged in the development, production and distribution of smart-card based systems. During 2008, SCM incurred license expenses of approximately $42,000 to Gemalto N.V., which related to continuing operations. License expenses of approximately $0.1 million and $0.2 million were incurred for 2007 and 2006 respectively, of which approximately $80.000 and $76,000 related to continuing operations. As of December 31, 2008, approximately $9,000 was due as accounts payable to Gemalto N.V. As of December 31, 2007, no accounts payable were due to Gemalto N.V. As of December 31, 2006, approximately $30,000 was due as accounts payable to Gemalto N.V. During 2008 SCM realized no revenue from sales to Gemalto N.V. During 2007 and 2006, SCM realized revenue of approximately $0.2 million and $11,000, respectively, from sales to Gemalto N.V. As of December 31, 2008 and December 31, 2007, no accounts receivable were outstanding from Gemalto N.V. As of December 31, 2006, approximately $11,000 was due as accounts receivable from Gemalto N.V. SCM’s business relationship with Gemalto N.V. has been in existence for many years and predates Werner Koepf’s appointment to the Company’s Board of Directors in February 2006. Mr. Koepf was not directly compensated for revenue transactions between the two companies. The related-party transactions have been performed following “at arm’s length” principles.

Director Independence

During 2008, employee members of SCM’ Board of Directors were Felix Marx (CEO) and Stephan Rohaly (CFO), and non-employee members included Werner Koepf (Chairman), Hagen Hultzsch, Steven Humphreys, Simon Turner and Hans Liebler, who joined the board in June 2008. SCM’s Board of Directors has reviewed the independence of each of its directors and considered whether any director has had a material relationship with the Company or its management that could compromise his ability to exercise independent judgment in carrying out his duties and responsibilities. As a result of this review, SCM’s Board of Directors affirmatively determined that all of its non-employee directors are independent under the corporate governance standards of the Marketplace Rules of the NASDAQ Stock Market and Rule 10A-3 of the Exchange Act.

In connection with the determination of independence of Dr. Hans Liebler, the Board of Directors considered Dr. Liebler’s relationship with the Company’s largest stockholder, Lincoln Vale European Partners, of which Dr. Liebler is a founder and member of the investment committee. The Board of Directors determined that such relationship would not compromise Dr. Liebler’s ability to exercise independent judgment in carrying out his duties and responsibilities. In agreeing to serve as a member of SCM’s Board of Directors, Dr. Liebler must act independently of Lincoln Vale European Partners in discharging his fiduciary duties to stockholders of the Company and also is obligated not to disclose to Lincoln Vale European Partners or use for his own benefit any confidential information that he may obtain during his service on the board. Dr. Liebler disclaims shared voting or dispositive power over any securities held by the fund.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed or to be billed to us for the following professional services for the fiscal years ended December 31, 2008 and December 31, 2007 from Deloitte & Touche, our independent registered public accountants, are as follows:

	2008	2007

Audit Fees	$525,035	$582,534
Audit-Related Fees	132,400	—
Tax Fees	81,901	49,616
All Other Fees	—	—

Total	$739,336	$632,150

Audit Fees.  Audit fees include fees associated with the audit and review of our annual financial statements included in our Annual Report on Form 10-K, reviews of those financial statements included in our quarterly reports on Form 10-Q and services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees principally include fees for the audits of subsidiaries, due diligence procedures, registration statements and consultations on accounting and auditing matters.

Tax Fees.  Tax fees principally include assistance with preparation of federal, state and foreign tax returns, tax compliance, tax planning, tax advice and tax consulting.

All Other Fees.  Represents fees for all other services, including Sarbanes-Oxley consultation and training.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accountants

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accountants, including the estimated fees and other terms of any such engagement. In certain circumstance, the Audit Committee may provide subsequent approval of non-audit services not previously approved. Services provided by our independent registered public accountants may include audit services, audit-related services, tax services and other services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee. The Audit Committee considers whether such audit or non-audit services are consistent with the Securities and Exchange Commission rules on auditor independence. The Audit Committee has determined that the services provided by Deloitte & Touche as set forth herein are compatible with maintaining Deloitte & Touche’s independence. All audit, audit-related, tax and other fees set forth in the table above were pre-approved pursuant to this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of			End of
Classification	Period	Additions	Deductions	Period
	(In thousands)

Accounts receivable allowances
Year ended December 31, 2006	$972	$119	$224	$867
Year ended December 31, 2007	867	46	572	341
Year ended December 31, 2008	341	395	47	689
Warranty accrual
Year ended December 31, 2006	$153	$227	$346	$34
Year ended December 31, 2007	34	67	65	36
Year ended December 31, 2008	36	35	55	16

3.  Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3	.2(5)	Amended and Restated Bylaws of Registrant.
3	.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate.
4	.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
4	.3(24)	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
10	.1(25)*	Form of Director and Officer Indemnification Agreement.
10	.2(8)*	Amended 1997 Stock Plan.
10	.3(1)*	1997 Employee Stock Purchase Plan.
10	.4(1)*	1997 Director Option Plan.
10	.5(1)*	1997 Stock Option Plan for French Employees.
10	.6(1)*	1997 Employee Stock Purchase Plan for Non-U.S. Employees.
10	.7(2)*	2000 Non-statutory Stock Option Plan.
10	.8(2)*	Dazzle Multimedia, Inc. 1998 Stock Plan.
10	.9(2)*	Dazzle Multimedia, Inc. 2000 Stock Option Plan.
10	.10(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.
10	.11(1)*	Form of Employment Agreement between SCM Microsystems GmbH and Robert Schneider.
10	.12(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.
10.13		Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004.
10.14		Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008.
10	.15(11)	Shuttle Technology Group Unapproved Share Option Scheme.
10	.16(12)*	Management by Objective (MBO) Bonus Program Guide.
10	.17(13)*	Employment Agreement between SCM Microsystems and Stephan Rohaly dated March 14, 2006.
10	.18(14)	Purchase Agreement between SCM Microsystems and Kudelski S.A.
10	.19(15)*	Restrictive Covenant between Kudelski S.A. and Robert Schneider dated May 22, 2006.
10	.20(15)*	Amended Employment Agreement between SCM Microsystems GmbH and Robert Schneider dated May 22, 2006.
10	.21(15)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.
10	.22(14)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.
10	.23(16)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.
10	.24(17)*	Resignation and Severance Agreement between Robert Schneider and SCM dated June 18, 2007.
10	.25(17)*	Consulting Agreement between Robert Schneider and SCM dated June 18, 2007.
10	.26(18)*	Employment Agreement between Felix Marx and SCM dated July 31, 2007.
10	.27(19)*	2007 Stock Option Plan.
10	.28(20)*	Employment Agreement between Sour Chhor and SCM GmbH dated January 21, 2008.
10	.29(20)*	Side Letter to the Employment Agreement between Sour Chhor and SCM GmbH dated January 23, 2008.

Exhibit
Number		Description of Document

10	.30(21)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Felix Marx dated July 30, 2008.
10	.31(21)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated July 30, 2008.
10	.32(22)	Code of Conduct and Ethics revised October 2008.
10	.33(23)	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart
Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008.
10.34		Resignation Agreement between Sour Chhor and SCM GmbH dated February 5, 2009.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).

(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).

(9)	Filed previously as exhibit 99.1 to SCM’s Current Report on Form 8-K, dated July 28, 2003 (see SEC File No. 000-29440).

(10)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (see SEC File No. 000-29440).

(11)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).

(12)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).

(13)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (see SEC File No. 000-29440).

(14)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).

(15)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).

(16)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).

(17)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated June 19, 2007 (see SEC File No. 000-29440).

(18)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated August 1, 2007 (see SEC File No. 000-29440).

(19)	Filed previously as an exhibit to SCM’s Definitive Proxy Statement filed with the SEC on October 2, 2007 (See SEC File No. 000-29440).

(20)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).

(21)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated August 5, 2008 (see SEC File No. 000-22689).

(22)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated October 28, 2008 (see SEC File No. 000-29440).

(23)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated December 11, 2008 (see SEC File No. 000-29440).

(24)	Filed previously as an annex to SCM’s Registration Statement on Form S-4 filed with the SEC on January 30, 2009 (see SEC File No. 333-157067).

(25)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated March 25, 2009 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ Felix Marx
Felix Marx
Chief Executive Officer and Director

March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Werner Koepf Werner Koepf	Chairman of the Board	March 31, 2009

/s/ Felix Marx Felix Marx	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2009

/s/ Stephan Rohaly Stephan Rohaly	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) and Director	March 31, 2009

/s/ Hagen Hultzsch Hagen Hultzsch	Director	March 31, 2009

/s/ Steven Humphreys Steven Humphreys	Director	March 31, 2009

/s/ Hans Liebler Hans Liebler	Director	March 31, 2009

/s/ Simon Turner Simon Turner	Director	March 31, 2009