Form 10-Q
period 2009-03-31
SCM MICROSYSTEMS INC
filed 2009-05-15
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 — Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐
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
Yes  ☐  No  ☑
At May 8, 2009, 25,134,985 shares of common stock were outstanding, after giving effect to the acquisition of Hirsch Electronics Corporation.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net revenue	$5,155	$6,464
Cost of revenue	3,042	3,781

Gross profit	2,113	2,683

Operating expenses:
Research and development	769	1,035
Selling and marketing	2,244	2,161
General and administrative	2,487	1,503
Gain on sale of assets	(249)	—

Total operating expenses	5,251	4,699

Loss from operations	(3,138)	(2,016)
Loss on equity investments	(289)	—
Interest and other income, net	279	493

Loss from continuing operations before income taxes	(3,148)	(1,523)
Benefit (provision) for income taxes	1	(47)

Loss from continuing operations	(3,147)	(1,570)
Gain (loss) from discontinued operations, net of income taxes	67	(125)
Gain on sale of discontinued operations, net of income taxes	37	13

Net loss	$(3,043)	$(1,682)

Basic and diluted loss per share from continuing operations	$(0.20)	$(0.10)

Basic and diluted income (loss) per share from discontinued operations	$0.01	$(0.01)

Basic and diluted net loss per share	$(0.19)	$(0.11)

Shares used to compute basic and diluted income (loss) per share	15,744	15,741

Comprehensive loss:
Net loss	$(3,043)	$(1,682)
Unrealized gain on investments	—	33
Foreign currency translation adjustment	(699)	337

Total comprehensive loss	$(3,742)	$(1,312)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
(in thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,561	$20,550
Accounts receivable, net of allowances of $424 and $689 as of March 31, 2009 and December 31, 2008, respectively	5,147	8,665
Inventories	5,604	5,065
Other current assets	1,234	1,139

Total current assets	32,546	35,419
Equity investments	1,955	2,244
Property and equipment, net	1,143	1,236
Intangible assets, net	463	307
Other assets	1,116	1,932

Total assets	$37,223	$41,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,991	$3,555
Accrued compensation and related benefits	1,327	1,763
Accrued restructuring and other charges	1,415	1,576
Accrued professional fees	1,803	1,419
Accrued royalties	459	475
Accrued sales tax related expenses	314	330
Other accrued expenses	1,728	1,959
Income taxes payable	380	411

Total current liabilities	11,417	11,488

Deferred tax liability	1,147	1,340
Long-term income taxes payable	215	184
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 16,362 shares issued and 15,744 shares outstanding as of March 31, 2009 and December 31, 2008	16	16
Additional paid-in capital	229,848	229,788
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(205,242)	(202,199)
Accumulated other comprehensive income	2,599	3,298

Total stockholders’ equity	24,444	28,126

Total liabilities and stockholders’ equity	$37,223	$41,138

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,043)	$(1,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(104)	112
Deferred income taxes	(193)	10
Depreciation and amortization	83	81
Gain on disposal of property and equipment	(249)	—
Stock compensation expense	61	77
Loss on equity investments	289	—

Changes in operating assets and liabilities:
Accounts receivable	3,362	(324)
Inventories	(775)	(1,179)
Other assets	(236)	147
Accounts payable	580	(327)
Accrued expenses	193	(104)
Income taxes payable	7	27

Net cash used in operating activities from continuing operations	(25)	(3,162)
Net cash provided by (used in) operating activities from discontinued operations	441	(826)

Net cash provided by (used in) operating activities	416	(3,988)

Cash flows from investing activities:
Capital expenditures	(202)	(53)
Proceeds from sale of assets, net	249	—
Maturities of short-term investments	—	11,890

Net cash provided by (used in) investing activities	47	11,837

Cash flows from financing activities:
Proceeds from issuance of equity securities	—	18

Net cash provided by financing activities	—	18

Effect of exchange rates on cash and cash equivalents	(452)	199

Net increase in cash and cash equivalents	11	8,066
Cash and cash equivalents at beginning of period	20,550	18,600

Cash and cash equivalents at end of period	$20,561	$26,666

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$140	$8

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of SCM Microsystems, Inc.’s (“SCM” or “the Company”) financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
Discontinued Operations
     During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business. During 2003, the Company completed two transactions to sell its retail Digital Media and Video business.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three months ended March 31, 2009 and 2008, these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 3 for further discussion of these transactions.
Recent Accounting Pronouncements and Accounting Changes
     On January 1, 2009, SCM adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) changes the Company’s accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, SCM adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for SCM on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2009, SCM did not have any minority interests.
     On January 1, 2009, SCM adopted SFAS No. 157, Fair Value Measurements, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s financial statements.

     On January 1, 2008, SCM adopted SFAS 157 for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.
     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on the Company’s judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:
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
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of March 31, 2009, the Company had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$2,230	$—	$—	$2,230
     As of March 31, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.
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
     As of March 31, 2009, an aggregate of approximately 2.9 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 1.8 million shares were subject to outstanding options.
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
     The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Cost of revenue	$6	$12
Research and development	11	19
Selling and marketing	30	55
General and administrative	14	(9)

Stock-based compensation expense before income taxes	$61	$77
Income tax benefit	0	0

Stock-based compensation expense after income taxes	$61	$77

Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of March 31, 2009, a total of 1,139,660 shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 1,795,786 shares were reserved for future issuance pursuant to outstanding options.
     A summary of the activity under the Company’s stock option plans for the three months ended March 31, 2009 is as follows:

					Weighted
			Weighted		Average
		Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)

Balance at December 31, 2008	1,135,219	1,836,691	$6.51	$13,652	5.62

Options granted	(15,000)	15,000	$1.97	—	—
Options cancelled or expired	19,441	(55,905)	$7.26	—	—
Balance at March 31, 2009	1,139,660	1,795,786	$6.45	$35,506	5.42

Vested or expected to vest at March 31, 2009		1,658,683	$6.71	$28,471	5.34

Exerciseable at March 31, 2009		1,047,618	$8.79	$0	4.77

     The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2009 and 2008 was $1.00 and $1.39, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was zero and $1,500, respectively. Cash proceeds from the exercise of stock options were zero and $18,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $0.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.4 years.

     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008

Expected volatility	66%	55%
Dividend yield	0	0
Risk-free interest rate	1.52%	2.15%
Expected term (in years)	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three months ended March 31, 2009 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three months ended March 31, 2009 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
3. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million, which was paid in May 2007.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three months ended March 31, 2009 and 2008, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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

     The operating results for the discontinued operations of the DTV solutions business for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Operating gain (loss)	$78	$(4)
Income (loss) before income taxes	$93	$(4)
Income tax benefit	$—	$—
Gain (loss) from discontinued operations	$93	$(4)
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Operating loss	$(82)	$(82)
Net loss before income taxes	$(59)	$(118)
Income tax benefit (provision)	$33	$(3)
Loss from discontinued operations	$(26)	$(121)
4. Inventories
     Inventories consist of (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$2,017	$1,648
Finished goods	3,587	3,417
Total	$5,604	$5,065

5. Equity Investments
     Equity investments consist of (in thousands):

	March 31,	December 31,
	2009	2008

TranZfinity, Inc.	$1,955	$2,244
     On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment is accounted for using the equity method of accounting.

     As of the time of the initial investment, the purchase price exceeded SCM’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million. The difference was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles was mainly amortized in 2008 due to the nature of the intangibles. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment, generally on an annual basis. In case of adverse circumstances arising which may impact the value of its investments, the Company also evaluates whether indications for impairment exist on a case by case basis.
     For the three months ended March 31, 2009, the Company recorded a loss of $0.3 million for its share of the losses reported by TranZfinity.
6. Property and Equipment
     Property and equipment consists of (in thousands):

	March 31,	December 31,
	2009	2008

Building and leasehold impovements	$1,652	$1,734
Furniture, fixtures and office equipment	2,671	2,777
Automobiles	27	28
Purchased software	3,101	3,233

Total	7,451	7,772

Accumulated depreciation	(6,308)	(6,536)

Property and equipment, net	$1,143	$1,236

     Depreciation expense was $0.1 million for the three months ended March 31, 2009 and 2008.
7. Intangible Assets
     The Company entered into an Exclusive Cooperation Agreement (the “Cooperation Agreement”) on April 17, 2008 with TranZfinity. Under the terms of the Cooperation Agreement, as amended, TranZfinity works with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company is obligated to pay TranZfinity up to $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”) of which $0.5 million was paid as of March 31, 2009. The Company is recording amortization expense based on the estimated useful life.

		March 31, 2009			December 31, 2008
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Period	Value	Amortization	Net	Value	Amortization	Net

Exclusivity right	54 months	$500	$(37)	$463	$321	$(14)	$307
     In accordance with SFAS 142, Goodwill and Other Intangible Assets, SCM’s intangible assets are subject to amortization. SCM evaluates long-lived assets under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
     Amortization expense related to intangible assets for continuing operations was $23,000 for the first three months of 2009 and zero for the same period of 2008. Amortization expense resulting from the exclusivity right is recorded as part of cost of revenue.

Estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
2009	$86
2010	114
2011	114
2012	114
2013	35

Total	$463

8. Restructuring and Other Charges
     Discontinued Operations
     In the first three months of 2009 and 2008, income from restructuring and other items related to discontinued operations was approximately $37,000 and $19,000, respectively.
     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the first three months of 2009 and during the year ended December 31, 2008 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2008	$2,589	$349	$2,938

Provision for 2008	—	—	—
Changes in estimates	(594)	—	(594)

	(594)	—	(594)
Payments and other changes in 2008	(765)	(19)	(784)

Balances as of December 31, 2008	1,230	330	1,560

Provision for Q1 2009	—	—	—
Changes in estimates	(37)	—	(37)

	(37)	—	(37)
Payments and other changes in Q1 2009	(98)	(16)	(114)

Balances as of March 31, 2009	$1,095	$314	$1,409

     Continuing Operations
     Restructuring accruals from continuing operations were $6,000 and $16,000 as of March 31, 2009 and December 31, 2008, respectively.
9. Gain on Sale of Assets
     In March 2009, the Company sold at auction certain non-strategic patents that are unrelated to its current business, for cash of $0.2 million, net of costs, and recognized a gain of $0.2 million on the transaction.
10. Segment Reporting, Geographic Information and Major Customers
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

The Company’s chief operating decision maker as of March 31, 2009 is considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; and Executive Vice President, Strategic Sales and Business Development.
     The Company’s continuing operations provide secure digital access solutions to systems integrators and original equipment manufacturers, or OEM customers, in two markets segments: Secure Authentication and Digital Media and Connectivity. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.
     Summary information by segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Secure Authentication:
Net revenue	$3,943	$5,007
Gross profit	1,678	2,147
Gross profit %	43%	43%

Digital Media and Connectivity
Net revenue	$1,212	$1,457
Gross profit	435	536
Gross profit %	36%	37%

Total:
Net revenue	$5,155	$6,464
Gross profit	2,113	2,683
Gross profit %	41%	42%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net revenue
Europe	$2,170	$2,390
United States	2,118	2,111
Asia-Pacific	867	1,963
Total	$5,155	$6,464

% of net revenue
Europe	42%	37%
United States	41%	33%
Asia-Pacific	17%	30%

     Long-lived assets by geographic location as of March 31, 2009 and December 31, 2008, are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Property and equipment, net:
United States	$3	$5
Europe	243	259
Asia-Pacific	897	972

Total	$1,143	$1,236

     All of the long-lived assets disclosed for Asia-Pacific as of March 31, 2009 and December 31, 2008 relate to the Company’s facilities in India.
11. Commitments
     The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2009 expire at various dates during the next five years.
     Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of March 31, 2009, purchase and contractual commitments due within one year were approximately $8.2 million, and additional purchase and contractual commitments due within two years were approximately $3.5 million.
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
     Components of the reserve for warranty costs for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Balances at January 1,	$16	$36
Additions related to sales during the period	6	12
Warranty costs incurred during the period	(4)	(8)
Adjustments to accruals related to prior period sales	(1)	(10)

Balances at March 31,	$17	$30

12. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008

Net loss from continuing operations	$(3,147)	$(1,570)
Net income (loss) from discontinued operations	104	(112)

Net loss	$(3,043)	$(1,682)

Shares used in income (loss) per common share — basic	15,744	15,741
Effect of dilutive securities:
Employee and director stock options	0	0

Shares used in income (loss) per common share — diluted	15,744	15,741
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.20)	$(0.10)
Discontinued operations	$0.01	$(0.01)

Net loss per common share — basic and diluted	$(0.19)	$(0.11)

     The computation of diluted net loss per common share for the three months ended March 31, 2009 excludes the effect of the potential exercise of options to purchase approximately 2,000 shares, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three months ended March 31, 2009 also excludes the effect of the potential exercise of options to purchase approximately 1.8 million shares, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
     The computation of diluted net loss per common share for the three months ended March 31, 2008 excludes the effect of the potential exercise of options to purchase approximately 11,000 shares, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three months ended March 31, 2008 excludes the effect of the potential exercise of options to purchase approximately 1.8 million shares, because the option exercise price was greater than the average market price of the common shares and the effect would have been anti-dilutive.
13. Legal Proceedings
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
     On March 18, 2009, Secure Keyboards, Ltd. (“Secure Keyboards”) and two of its general partners, Luis Villalobos and Howard B. Miller, filed suit in Los Angeles Superior Court (the “Action”) against SCM, Felix Marx, SCM’s Chief Executive Officer, and Hirsch. The plaintiffs alleged multiple causes of action, including interference with contract in connection with the acquisition of Hirsch by SCM and a 1994 settlement agreement (the “1994 Settlement Agreement”) entered into by and among Secure Keyboards, Hirsch and Secure Networks, Ltd., and sought damages, including approximately $20,200,000, and declaratory relief. See Note 14 for additional information concerning the Hirsch acquisition.

     On April 8, 2009, SCM, Mr. Marx, Secure Keyboards, Secure Networks, each of the respective general partners of Secure Keyboards and Secure Networks, and Hirsch entered into a settlement agreement (the “2009 Settlement Agreement”), pursuant to which the parties resolved the disputes that had arisen between them relating to the acquisition and the 1994 Settlement Agreement. In connection with the 2009 Settlement Agreement, on April 9, 2009 the plaintiffs dismissed the Action “without prejudice” and agreed to dismiss said Action “with prejudice” after the closing of the acquisition of Hirsch. The acquisition of Hirsch closed on April 30, 2009. On May 5, 2009, the plaintiffs dismissed the Action “with prejudice”. The 2009 Settlement Agreement also contains releases among the parties, and those releases became effective upon the closing of the acquisition.
     Secure Keyboards, Secure Networks and Hirsch also amended and restated the 1994 Settlement Agreement (the “Amended and Restated 1994 Settlement Agreement”) to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule. Hirsch’s initial aggregate annual payment to Secure Keyboards and Secure Networks under the Amended and Restated 1994 Settlement Agreement for the period from January 1, 2009 through December 31, 2009 is $986,000, with subsequent annual payments subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year. Under the 1994 Settlement Agreement, royalties were previously based on a percentage of Hirsch revenues. Hirsch’s payment obligations under the Amended and Restated 1994 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lumpsum payment to Secure Keyboards. The amount of the lumpsum payment will be based on an assumed growth rate of the remaining annual payments of 4%, in lieu of the percentage increase in the Consumer Price Index, and a discount rate of 9%. SCM is not a party to the Amended and Restated 1994 Settlement Agreement. SCM has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under such Amended and Restated 1994 Settlement Agreement (the “Guarantee”). The Amended and Restated 1994 Settlement Agreement became fully effective and binding upon the closing of the acquisition. The Guarantee also became effective upon the closing of acquisition of Hirsch.
14. Subsequent Events
     On April 30, 2009, SCM acquired Hirsch Electronics Corporation, a privately-held corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market (the “acquisition”). In accordance with the Agreement and Plan of Merger dated as of December 10, 2008 (the “Merger Agreement”), by and among SCM, Hirsch and two wholly-owned subsidiaries of SCM, Hirsch has become a Delaware limited liability company and a wholly-owned subsidiary of SCM.
     Hirsch sells its products and services in many countries worldwide, through dealers and systems integrators. The majority of sales are in the United States, followed by Europe and Asia. Hirsch products are sold in every major industry segment, with the highest number of sales occurring in market segments requiring a higher-than-average level of security effectiveness, such as government, critical infrastructure, banking, healthcare and education.
     SCM believes that the acquisition of Hirsch presents a strategic opportunity to strengthen its position in the security industry, expand its product offerings and customer base, and increase its operational scale.
     After giving effect to the acquisition of Hirsch, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. Lawrence Midland, a former Hirsch director and the former President of Hirsch, joined SCM’s Board of Directors on April 30, 2009 and also became an executive officer of SCM, in the position of Executive Vice President, Hirsch Business Division. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM following the acquisition. Other than the addition of Mr. Midland, SCM’s executive staff remains unchanged as a result of the acquisition.
     After giving effect to the acquisition, in exchange for all of the outstanding capital stock of Hirsch, SCM paid an aggregate of approximately $14.1 million in cash and issued approximately 9.4 million shares of SCM common stock at the closing. In addition, SCM issued warrants to purchase approximately 4.7 million shares of SCM common stock at an exercise price of $3.00. Each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the acquisition was converted into a warrant to purchase shares of SCM common stock equal to the number of shares of Hirsch common stock that could have been purchased upon the full exercise of such warrants, multiplied by the conversion ratio, rounded down to the nearest whole share. The per share exercise price for each new warrant to purchase

SCM common stock was determined by dividing the per share exercise price of the Hirsch common stock subject to each warrant as in effect immediately prior to the effective date of the acquisition by the conversion ratio, and rounding that result up to the nearest cent. As used in this Quarterly Report on Form 10-Q, “conversion ratio” means the quotient obtained by dividing the estimated aggregate value of the acquisition consideration per share of Hirsch common stock, divided by the 30-day volume weighted average price of SCM’s common stock (as reported on the NASDAQ Stock Market during the 30 days preceding the day prior to the day of the effective date of the acquisition).
     The acquisition is being accounted for under the acquisition method of accounting under SFAS 141(R). Under this method of accounting, the total purchase consideration will be measured at fair value as of the acquisition date when control is obtained. Due to the short period of time between the acquisition date and filing of SCM’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission, the acquisition-date fair value of the total consideration transferred and measurement of the assets acquired and liabilities assumed has not been finalized. SCM is in the process of obtaining a third-party valuation report to calculate the fair value of the consideration transferred and to measure the assets acquired and liabilities assumed. It is expected that a significant amount of goodwill will be recorded as of the acquisition date.
     As a result of the April 30, 2009 acquisition of Hirsch, revenues and operating expenses of the Hirsch business will be included in SCM’s consolidated financial results, beginning in the second quarter of 2009.
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
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I — Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) was incorporated in 1996 under the laws of the state of Delaware. We design, develop and sell hardware and system solutions that enable organization and individuals to secure their computers, networks, facilities, commerce, and the privacy of their identities. We sell our secure digital access products in two market segments: Secure Authentication (formerly called “PC Security”) and Digital Media and Connectivity (formerly called “Digital Media Readers”).

•	For the Secure Authentication market, we offer a full range of smart card reader technology to address the need for smart card-based security in a range of applications and environments, including PCs, networks, physical facilities and authentication programs. Our Secure Authentication products enable authentication of individuals for applications such as electronic passports and drivers’ licenses, electronic healthcare cards, secure logical access to PCs and networks, and physical access to facilities. We also offer a range of smart card-based productivity solutions, which include readers and software, for small and medium-size businesses under our CHIPDRIVE® brand.

•	For the Digital Media and Connectivity market, we offer commercial digital media readers that are used in digital photo kiosks to transfer digital content to and from various flash media.
     Additionally, through our wholly owned subsidiary, Hirsch Electronics, SCM provides security management systems — for physical access control, intrusion detection and video surveillance — and end-to-end solutions for identity, credentialing and access management. As our merger with Hirsch did not close until the second quarter of 2009, Hirsch’s results are not included in our results of operations for the first quarter of 2009, contained within this Quarterly Report on Form 10-Q.
     We sell our Secure Authentication products primarily to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our smart card reader technology to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. In some cases, we also sell directly to system integrators and government contractors. We sell our CHIPDRIVE solutions through resellers and the Internet. We sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers. We sell and license our products through a direct sales and marketing organization, as well as through distributors, value added resellers and systems integrators worldwide.
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
     On April 30, 2009, we closed our merger with Hirsch Electronics Corporation (“Hirsch”), a private California corporation that manufactures and sells physical access control and other security management systems. Following the merger Hirsch became a Delaware limited liability company and wholly-owned subsidiary of SCM. Pursuant to the Agreement and Plan of Merger entered into December 10, 2008, after giving effect to the merger, Hirsch shareholders will have received approximately $14.1 million in cash, approximately 9.4 million shares of SCM common stock and approximately 4.7 million warrants to purchase SCM common stock as consideration for the merger. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the merger was converted into a warrant to purchase shares of SCM common stock as multiplied by a conversion ratio (as defined in Item 1, Note 14 in this Quarterly Report on Form 10-Q). Following the merger, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. Additionally, Lawrence Midland, a former Hirsch director and the former President of Hirsch, joined SCM’s Board of Directors and became Executive Vice President of the Hirsch Business Division of SCM. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM.
Recent Trends and Strategies for Growth
     In late 2007, we embarked on a multi-pronged strategy to expand and diversify our customer base, fully capture emerging market opportunities and accelerate long-term growth. The primary component of the strategy is the development of a range of new contactless and near field communication (NFC) infrastructure products to enable fast growing contactless applications and services for the electronic transaction market (including payment and ticketing), government and enterprise customers. Additionally, we are developing programs to market our existing product offerings into new geographic regions. The worldwide recession has slowed our progress in penetrating new markets. However, we continue to have a high level of activity around new customer development.

     An additional component of our multi-pronged growth strategy is to actively seek merger and acquisition opportunities to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities, an example of which is our merger with Hirsch, as described above. We believe our merger with Hirsch supports our growth strategy, as it nearly doubles our revenues, diversifies our customer base and positions our company to better address the growing market demand for solutions that address both IT security and physical access, which trend is referred to in the security industry as convergence. As the demand for the convergence of IT and physical security is most pronounced in the U.S. government sector, we believe our merger with Hirsch strengthens our position in this market as it allows us to offer a full range of logical (i.e. computer) and physical access solutions, systems and services.
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
     Additionally, we have adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in mid-2008, we collaborated with XIRING, a French security solutions company, to develop a mobile eHealth terminal for the German electronic health card system. In April 2008, we began working with TranZfinity, a provider of e-payment transactions solutions, to develop our @MAXX® family of contactless readers and to provide application services for those readers; and in October 2008 we purchased an equity position in TranZfinity, as described above.
     We have invested in new products, resources and programs, as well as pursued our merger with Hirsch, to support the growth strategies described above and this has resulted in increased operating expenses year over year. We believe these investments are critical to the success of our growth strategies and we expect to continue to invest in these strategies in the future.
     As a result of our April 30, 2009 merger with Hirsch, Hirsch revenues and operating expenses will be included in our consolidated results, beginning in the second quarter of 2009.
Trends in our Business
     In recent periods, our business has been negatively impacted by the global economy, and also by conditions specific to the U.S. government market, including budget delays and the shift towards embedded interface products. Both factors are further discussed below.
     The current global recession and economic uncertainty has created a broader cautionary environment for us and for our customers and has resulted in decreased or delayed orders for our products in several geographic markets, including Japan (which we report within our results for Asia) and Europe. We believe sales to some markets will continue to be dampened until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves.
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
     Historically, we have sold a significant proportion of our Secure Authentication products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue. However, during the first half of 2008, we experienced significantly weaker demand for our smart card readers from the U.S. government sector due to project and budget delays. Sales to the U.S. government market increased in the second half of 2008, as some projects moved forward and as existing budgets were released prior to the U.S. presidential transition in January 2009. In the first quarter of 2009, the U.S. government security program budgets were once again affected and our sales were lower than anticipated, due to the transition of U.S presidential administrations.

     Additionally, during the past several quarters, we have experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have also sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have partially offset the decrease in sales of our external readers; however, these chips have a lower average selling price than our external reader devices. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, the shift in demand from external reader devices towards embedded readers in the U.S. government market has resulted and is likely to continue to result in reduced revenue opportunity for us.
     In Europe, sales increased during 2008 compared with the prior year as we continued to target enterprise smart card-based security projects and expand sales of our CHIPDRIVE productivity solutions into new European regions. In recent months however, we have experienced lower sales of our CHIPDRIVE products, which are sold through retail channels and the Internet, due to the global economic recession, and this contributed to a year over year decrease in total revenues in the first quarter of 2009. We believe that the weak economic environment is also lengthening our sales cycles with new customers, particularly in new markets where we do not yet have a significant presence.
     During 2009, we believe our most significant European revenue opportunity will come from the new electronic health card program in Germany, which the German government has announced will be implemented in phases over a 12-month period, beginning in April 2009. In anticipation of the 2009 launch, beginning in late 2008 we began adding new distributors in the German healthcare market and began shipping our first eHealth terminals as advance stock for distributors for the German e-health program. Based on the German government’s plans for the deployment of health care cards and readers in 2009, we expect the opportunity for SCM to sell significant volumes of eHealth terminals will begin in the second half of the year.
     Sales of our Digital Media and Connectivity products are less subject to variability based on market or project demands than sales of our Secure Authentication products; however, we are dependent on a small number of customers in both of our primary product segments, which can result in fluctuations in sales levels from one period to another. For example, during the last three quarters, digital media reader sales have been below former levels due to reduced orders from a major customer. We have recently secured a new design win with a major customer and believe our Digital Media and Connectivity business is stabilizing.
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
     During 2008, we increased operational spending in order to develop card reader terminals for the electronic health card program in Germany and to invest in new products and business development programs in the contactless market. Not taking into account the additional expenses we will incur as a result of our merger with Hirsch or the transition costs of the merger, we expect our research and development expenses to decrease in 2009, our sales and marketing expenses to remain steady and our general and administrative expenses to be lower than during 2008.

Results of Operations
     Net Revenue. Summary information by product segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

			% change
	Three months ended		period to
	March 31,		period
	2009	2008
Secure Authentication
Revenue	$3,943	$5,007	(21)%
Gross profit	1,678	2,147
Gross profit %	43%	43%

Digital Media and Connectivity
Revenue	$1,212	$1,457	(17)%
Gross profit	435	536
Gross profit %	36%	37%

Total:
Revenue	$5,155	$6,464	(20)%
Gross profit	2,113	2,683
Gross profit %	41%	42%
     Net revenue for the first quarter of 2009 was $5.2 million, down 20% compared to $6.5 million for the same period of 2008. This decrease in revenue resulted from lower sales of both our Secure Authentication and our Digital Media and Connectivity products.
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
     Sales of our Secure Authentication products were $3.9 million in the first quarter of 2009, down 21% from sales of $5.0 million in the first quarter of 2008. The decrease in sales between the two periods was primarily due to lower sales of our smart card reader products for government authentication programs in the U.S., as budgets were not released during the transition of presidential administrations, and the impact of the global recession on sales of our retail CHIPDRIVE products in Europe and our smart card readers in Japan. Sales of smart card interface chips into Asia remained relatively stable.
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
     Sales of our Digital Media and Connectivity products were $1.2 million in the first quarter of 2009, down 17% from sales of $1.5 million in the same period of 2008. The revenue decrease in the first quarter of 2009 period was primarily due to reduced activity with a major customer beginning in the second half of 2008.
     Gross Profit. Gross profit for the first quarter of 2009 was $2.1 million, or 41% of revenue, compared with $2.7 million, or 42% of revenue in the first quarter of 2008.
     Gross profit for our Secure Authentication products was 43% for the first quarter of 2009, unchanged from 43% for the first quarter of 2008. Our ability to maintain gross profit percentage despite lower revenue levels in the first quarter of 2009 was primarily due to ongoing benefits of cost reduction programs and a more favorable mix of products sold.

     Gross profit for our Digital Media and Connectivity products was 36% for the first quarter of 2009, down from 37% for the first quarter of 2008, reflecting stable product margins during the 2009 period.
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
     Research and Development.

			% change
(in thousands)	Three months ended March 31,		period to
	2009	2008	period

Expenses	$769	$1,035	(26)%
Percentage of total revenues	15%	16%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities.
     Research and development expenses were $0.8 million in the first quarter of 2009, or 15% of revenue, down 26% from $1.0 million in the first quarter of 2008, or 16% of revenue. This decrease was primarily related to our decision not to replace development employees lost through attrition over the last few quarters, and a small reduction in force at the end of 2008.
     Selling and Marketing.

			% change
(in thousands)	Three months ended March 31,		period to
	2009	2008	period

Expenses	$2,244	$2,161	4%
Percentage of total revenues	44%	33%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities, including e-health, contactless applications and business productivity solutions for small and medium-sized businesses.
     Selling and marketing expenses were $2.2 million in the first quarter of 2009, or 44% of revenue, up $83,000, or 4% from $2.2 million in the first quarter of 2008, or 33% of revenue.
     General and Administrative.

			% change
(in thousands)	Three months ended March 31,		period to
	2009	2008	period

Expenses	$2,487	$1,503	65%
Percentage of total revenues	48%	23%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.
     In the first quarter of 2009, general and administrative expenses were $2.5 million, or 48% of revenue, compared with $1.5 million, or 23% of revenue in the first quarter of 2008, an increase of 65%. The increase was primarily due to the inclusion of approximately $1.4 million of transaction expenses related to our merger with Hirsch and $0.1 million in severance expenses in the first quarter of 2009.
     Gain on Sale of Assets. During the first quarter of 2009, we recorded $0.2 million gain on the sale of certain non-core patents that were unrelated to our current business.

     Loss on Equity Investments. Net loss on equity investments of $0.3 million in the first quarter 2009 relates to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between SCM’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.
     Interest and other Income, net. Interest and other income, net consists of interest earned on invested cash and foreign currency gains or losses. In the first quarter of 2009, interest income resulting from invested cash balances was $27,000, compared with interest income of $0.3 million in the first quarter of 2008. Foreign currency gains were $0.3 million in the first quarter of 2009 compared to foreign currency gains of $0.2 million in the first quarter of 2008.
     Income Taxes. We recorded a benefit for income taxes of $1,000 in the first quarter of 2009 and a provision of $47,000 in the first quarter of 2008.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business in the first quarter of 2009 and 2008 was zero. Operating gain for the DTV solutions business in the first quarter of 2009 was $0.1 million, compared to an operating loss of $4,000 in the first quarter of 2008.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in the first quarter of each of 2009 and 2008. Operating loss for the retail Digital Media and Video business was $0.1 million in the first quarter of each of 2009 and 2008.
     During the first quarter of 2009 and 2008, net gain on the disposal of discontinued operations was approximately $37,000 and $13,000, respectively.
     Liquidity and Capital Resources
     As of March 31, 2009, our working capital, which we have defined as current assets less current liabilities, was $21.1 million, compared to $23.9 million as of December 31, 2008, a decrease of approximately $2.8 million. The reduction in working capital for the first three months of 2009 primarily reflects a $2.9 million decrease in accounts receivable, inventories and other current assets while current liabilities have remained nearly unchanged.
     Cash and cash equivalents and short-term investments were $20.6 million as of March 31, 2009, unchanged compared to the balance as of December 31, 2008.
     The following summarizes our cash flows for the three months ended March 31, 2009 (in thousands):

Three Months Ended
March 31,
2009
Cash used in operating activities from continuing operations	$(25)
Cash provided by operating activies from discontinued operations	441
Cash provided by investing activities	47
Effect of exchange rate changes on cash and cash equivalents	(452)

Increase in cash and cash equivalents	11
Cash and cash equivalents at beginning of period	20,550

Cash and cash equivalents at end of period	$20,561

     During the first three months of 2009, cash provided by operating activities was $0.4 million. The net loss of $3.0 million was more than offset by cash provided from net changes in operating assets and liabilities of approximately $3.1 million and cash provided from the net changes in the assets and liabilities from discontinued operations of approximately $0.4 million.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $3.8 million at March 31, 2009. Inventory and other purchase commitments due within one year were approximately $8.2 million, and additional purchase and contractual commitments due within two years were approximately $3.5 million at March 31, 2009.
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
     As a result of the closing of the merger with Hirsch on April 30, 2009, SCM paid approximately $14.1 million in cash and simultaneously acquired the cash and cash equivalents of Hirsch, which will result in a net use of cash of approximately $10.8 million related to the merger in the second quarter of 2009.
     Cash provided by investing activities from continuing operations of $47,000 resulted primarily from proceeds of $0.2 million from the sale of certain non-core patents, offset by an additional payment for the exclusivity right with TranZfinity.
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

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	We accrue the estimated cost of product warranties during the period of sale. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to our estimated warranty liability would be required, which could have a material impact on our results of operations.

•	We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions plus our share of accumulated earnings of the entities, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees related to specifically identifiable intangible assets, which are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is generally evaluated for impairment on an annual basis. In case of adverse circumstances arising which may impact the value of our investments, we also evaluate whether indications for impairment exist on a case by case basis. Non-marketable equity investments are inherently risky. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on future prospects, these companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable terms than expected, and our investments would likely become impaired.
Recent Accounting Pronouncements
     On January 1, 2009, SCM adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) changes our accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, SCM adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2009, we did not have any minority interests.
     On January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our financial statements.
     On January 1, 2008, we adopted SFAS 157 for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.
     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on our judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:
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
     Short term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of March 31, 2009, we have no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$2,230	$—	$—	$2,230
     As of March 31, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the first three months of 2009. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     As of March 31, 2009, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission

(“SEC”) reports that we file or furnish under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     (b) Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the first quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     On March 18, 2009, Secure Keyboards and two of its general partners, Luis Villalobos and Howard B. Miller, filed suit in Los Angeles Superior Court against us, Felix Marx, our Chief Executive Officer, and Hirsch. The plaintiffs alleged multiple causes of action, including interference with contract in connection with the then prospective acquisition of Hirsch by SCM and a 1994 Settlement Agreement entered into by and among Secure Keyboards, Hirsch and Secure Networks, Ltd., and sought damages, including approximately $20,200,000, and declaratory relief.
     On April 8, 2009, SCM, Mr. Marx, Secure Keyboards, Secure Networks, each of the respective general partners of Secure Keyboards and Secure Networks, and Hirsch entered into the 2009 Settlement Agreement, pursuant to which the parties resolved the disputes that had arisen between them relating to the acquisition and the 1994 Settlement Agreement. In connection with the 2009 Settlement Agreement, on April 9, 2009 the plaintiffs dismissed the Action “without prejudice” and agreed to dismiss said Action “with prejudice” after the closing of the acquisition of Hirsch. The acquisition of Hirsch closed on April 30, 2009. On May 5, 2009, the plaintiffs dismissed the Action “with prejudice”. The 2009 Settlement Agreement also contains releases among the parties, and those releases became effective upon the closing of the acquisition.
     Secure Keyboards, Secure Networks and Hirsch also amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule. Hirsch’s initial aggregate annual payment to Secure Keyboards and Secure Networks under the Amended and Restated 1994 Settlement Agreement for the period from January 1, 2009 through December 31, 2009 is $986,000, with subsequent annual payments subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year. Under the 1994 Settlement Agreement, royalties were previously based on a percentage of Hirsch revenues. Hirsch’s payment obligations under the Amended and Restated 1994 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lumpsum payment to Secure Keyboards. The amount of the lumpsum payment will be based on an assumed growth rate of the remaining annual payments of 4%, in lieu of the percentage increase in the Consumer Price Index, and a discount rate of 9%. SCM is not a party to the Amended and Restated 1994 Settlement Agreement. SCM has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under such Amended and Restated 1994 Settlement Agreement. The Amended and Restated 1994 Settlement Agreement became effective and binding upon execution, provided that Sections 2 and 3 thereof became effective only upon the closing of the acquisition. The Guarantee also became effective upon the closing of acquisition of Hirsch.
Item 1A. Risk Factors
     Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described in the risk factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.
     We have incurred operating losses and may not achieve profitability.
     We have a history of losses with an accumulated deficit of $205.2 million as of March 31, 2009. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.
     Our quarterly and annual operating results will likely fluctuate.
     Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. We attempt to project our future expense levels based on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any given quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could potentially adversely affect financial results for a quarter. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders, contract amendments, or the loss of a significant customer;

•	the terms of customer contracts that affect the timing of revenue recognition;

•	protests of federal, state or local government contract awards by competitors;

•	inaccurate forecasts or incomplete information from our channel partners;

•	potential effects of providing services as a prime contractor that may not carry gross margins as high as those of our core solutions;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	the absence of significant backlog in our business;

•	our inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments.
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
     Our initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. During this sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements, the size and complexity of the project, the customer’s budgeting process, the customer’s evaluation of our solutions and competitive factors, which in the case of government projects may include a competitive bidding process. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel contracts or select solutions from other vendors. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

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
We have incurred and will incur significant expenses as a result of our merger with Hirsch, which has reduced and will reduce the amount of capital available to fund our business.
     We have incurred, and will continue to incur, significant expenses related to our merger with Hirsch in April 2009. These expenses include investment banking fees, legal fees, accounting fees, and printing and other costs already incurred, a net cash outlay of approximately $11 million related to payment for Hirsch shares, and integration and other costs. There may also be unanticipated costs related to the merger on an ongoing basis. As a result, the capital available to fund our activities has been and is expected to be further reduced. During 2009, if we are unsuccessful in securing sufficient sales of terminals for the German eHealth program, or in generating sufficient new revenues from the contactless market, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

We may not realize all of the anticipated benefits of our merger with Hirsch.
     To be successful, SCM will need to combine and integrate the Hirsch business into our business. The combination of two companies is a complex, costly and time-consuming process. As a result, the combined company must devote significant management attention and resources to integrating the diverse business practices and operations of Hirsch into SCM. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt either or both of our businesses and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us and by Hirsch. We have not recently completed a merger or acquisition comparable in size or scope to this transaction. The possible failure of our combined company to meet the challenges involved in successfully integrating Hirsch’s operations with ours or otherwise to realize any of the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of our two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline. The difficulties of combining the operations of the companies may include, among others:
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
     In addition, even if the businesses and operations of SCM and Hirsch are integrated successfully, the combined company may not fully realize the expected benefits of the merger, including sales or growth opportunities that were anticipated, within the anticipated time frame, or at all. Further, because the businesses of SCM and Hirsch differ, the results of operations of our combined company and the market price of our common stock may be affected by factors different from those existing prior to the merger and may suffer as a result of the merger. As a result, we cannot assure you that the combination of the businesses and operations of SCM with Hirsch will result in the realization of the full benefits anticipated from the merger.
After giving effect to the merger with Hirsch, the issuance of shares of SCM common stock to Hirsch shareholders in connection with the merger substantially reduced the percentage ownership of the holders of SCM common stock who held the stock prior to the merger.
     In connection with our merger with Hirsch, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately $4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. After giving effect to the merger, former holders of Hirsch stock now beneficially own approximately 37% of the shares of SCM common stock outstanding. We also expect to issue warrants to purchase approximately 205,072 additional shares of SCM common stock to the holders of warrants to purchase Hirsch common stock and the former Hirsch directors, in connection with the merger. The issuance of the shares of SCM common stock and warrants to purchase SCM common stock described above will cause a significant reduction in the relative percentage interests of those SCM stockholders who held SCM common stock prior to the merger in earnings, voting, and liquidation, book and market value.
SCM common stock has historically traded at a very low volume. The market price of SCM common stock could decline as a result of the large number of shares that will have been paid to the former Hirsch shareholders that will become eligible for sale in the future.
     The new shares of SCM common stock issued as merger consideration in connection with the merger with Hirsch will begin to become saleable in late October 2009 and the warrants to purchase shares of SCM common stock will be exercisable for two years following the third anniversary of the effective time of the merger. Consequently, after such periods, a substantial number of additional shares of SCM common stock will be eligible for resale in the public market. Stockholders of SCM and former shareholders of Hirsch may not wish to continue to invest in the operations of the combined company after the merger with SCM, or for other reasons, may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market following the closing of the merger could adversely affect the market price of our stock.
The large percentage ownership of SCM common stock by Hirsch’s former shareholders gives those shareholders significant influence over the outcome of corporate actions requiring stockholder approval.
     As a result of the merger, the former Hirsch shareholders beneficially own approximately 37% of SCM’s common stock. Accordingly, the former Hirsch shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch could delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch shareholders may differ from the interests of other stockholders.
We may not have uncovered all the risks associated with the merger with Hirsch and a significant liability may be discovered.
     There may be risks that we failed to discover in the course of performing our due diligence investigations related to our merger with Hirsch, which could result in significant liabilities. In connection with our merger with Hirsch, a subsidiary of SCM has assumed all of Hirsch’s liabilities, both pre-existing and contingent, as a matter of law upon the exchange of all Hirsch shares of common stock. The merger agreement between us and Hirsch did not provide for our indemnification by the former Hirsch shareholders against any of Hirsch’s liabilities, should they arise or become known after the closing of the merger. Furthermore, there is no escrow account or indemnity agreement protecting us in the event of any breach of Hirsch’s representations and warranties in the merger agreement. While we attempted to minimize risks by conducting due diligence that we deemed appropriate under the circumstances, we may not have identified all existing or potential risks. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.
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
The financial projections for both our business and Hirsch’s business that were prepared in connection with our merger with Hirsch are only estimates of future results and there is no assurance that actual results will not be different.
     In connection with the merger with Hirsch, we and Hirsch each created financial projections of our respective businesses. These financial projections are only estimates of possible future operating results and not guarantees of future performance. The future operating results of each company and of the combined company will be affected by numerous factors, including these “Risk Factors.” The actual operating results will likely differ from these financial projections.
Disruption in the global financial markets may adversely impact the availability and cost of credit.
     In the future, we may seek or need to raise additional funds. Our ability to obtain financing for acquisitions or other general corporate and commercial purposes depends on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the United States and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to pursue additional expansion or acquisition opportunities, make capital expenditures, fund our business operations or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us.
The sale of equity securities may cause the aggregate percentage ownership of our existing stockholders to be reduced.
     We may obtain additional capital through the sale of equity securities to increase our flexibility to pursue additional expansion or acquisition opportunities, make capital expenditures, fund our business operations or make another discretionary use of cash. If we are able to obtain additional capital through the sale of equity securities, the aggregate percentage ownership of our existing stockholders may be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
Disruption in the global financial markets may adversely impact SCM’s customers and customer spending patterns and we could experience heightened credit risk to our accounts receivable.
     The current financial crisis may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from our current expectations. For example, as part of its focus on the commercial and industrial markets, a portion of our Hirsch business is subject to conditions in the commercial construction and renovation sector. A decline in new commercial construction or a significant decline in renovation projects due to the global economic recession could have a material adverse effect on the results of operations of our Hirsch business. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.
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
     Our products are generally targeted at OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the government sector, the financial sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 66% of our revenue in the first quarter of 2009 and 58% of revenue in 2008. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media and Connectivity business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the third quarter of 2008, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Sales of our products depend on the development of emerging applications in our target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.
     We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. We are also focused on expanding sales of professional services, identity management and biometrics products and solutions. The market for some of these solutions is at an early stage of development compared to the market for traditional access control. Additionally, we have a strategy of expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base, and have recently added sales resources to target authentication programs in the government and enterprise sectors in Asia, and have begun to target the photo kiosk markets in Europe and Asia. Further, we have initiated business development activities aimed at penetrating the worldwide financial services and enterprise markets with new contactless reader products.
     Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. For example, across many of the markets we target, our success is dependent upon the acceptance and adoption of security solutions such as ours, and may be hindered by public perceptions regarding the intrusiveness of identity-related solutions and the manner in which organizations use the information collected, or by legislation related to privacy of information. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
•	general economic conditions, for example the economic uncertainty caused by the current global economic recession;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers or identity management solutions;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•	the adoption of privacy legislation that requires a change to our products or causes customers to discontinue use of our products;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.

A significant portion of our revenue is dependent upon sales to government programs, which are impacted by uncertainty of timelines and budgetary allocations, delays in developing technology standards , and changes in laws or regulations pertaining to security.
     Large government programs are a primary target for our Secure Authentication business, as smart card technology is increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. Government-sponsored projects are typically characterized by the uncertainty of their timelines and budget allocations and delays in developing technology standards to enable program applications. Additionally, many government programs are subject to changes in laws or regulations, such as those pertaining to authentication of government personnel, trade practices or health insurance documentation. Historically, we have sold a significant proportion of our Secure Authentication products to the U.S. government for PC and network access by military and federal employees, and through our Hirsch business, physical access control and other security systems, and these sales have been an important component of our overall revenue. In recent periods, we have experienced a significant decrease in sales of our external smart card readers to the U.S. government, primarily due to weaker demand in this market as a result of ongoing project and budget delays and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers have resulted in reduced revenue from the U.S. government sector, which we believe is not likely to consistently return to previous levels. Changes in fiscal policies or decreases in available government funding or grants could further adversely affect our sales, as could changes in government programs or applicable requirements. Additionally, discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security could adversely affect our financial performance.
     We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We also have spent significant resources developing a range of e-health smart card terminals for the German government’s electronic health card program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government has stated that it plans to distribute new electronic health cards to its citizens beginning in early 2009, and to put in place a corresponding network and card reader infrastructure during 2009, there have already been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. Further, some healthcare practitioners in Germany are refusing to support the move to electronic health insurance cards, as the program could potentially affect the privacy of their business practices. The continued delay of government projects for any reason could negatively impact our sales.
In our Hirsch business, we derive a substantial portion of our revenue through the sale of our solutions to U.S. government entities, pursuant to government contracts which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.
     Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel or delay the contract without penalty in certain circumstances. In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. Hirsch may not be awarded contracts for which it bids, and substantial delays or cancellation of purchases may even follow its successful bids as a result of such protests. Furthermore, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may cause our quarterly and annual revenues and operating results to fluctuate in a manner that is difficult to predict.
Our Hirsch business could be adversely affected by negative audits by government agencies; we could be required to reimburse the U.S. government for costs that we have expended on government contracts; and our ability to compete successfully for future contracts could be materially impaired.
     Government agencies may audit our Hirsch business as part of their routine audits and investigations of government contracts. As part of an audit, these agencies may review Hirsch’s performance on contracts, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and the Hirsch business’ compliance with, its own internal control systems and policies, including its purchasing, property, estimating, compensation and management information systems. If any of Hirsch’s costs are found to be improperly allocated to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. An audit could materially affect our Hirsch business’ competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, our Hirsch business could suffer serious harm to its reputation if allegations of impropriety were made against it.
     While our Hirsch business has never had a negative audit by a governmental agency, we cannot assure you that one will not occur. If Hirsch was suspended or barred from contracting with the federal government generally, or if its reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with it or significantly decreased the amount of business it does with Hirsch, our revenues and prospects would be materially harmed.
In our Hirsch business, we are subject to extensive government regulation, and any failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
     Our Hirsch business is affected by and must comply with various government regulations that impact its operating costs, profit margins and its internal organization and operations. Furthermore, our Hirsch business may be audited to assure compliance with these requirements. Any failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of Hirsch’s government contracts or its cancellation of Hirsch’s General Services Administration contract, any of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our Hirsch business are the following:
•	the Federal Acquisition Regulations, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern Hirsch’s right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
     These regulations affect how our customers can do business with us, and, in some instances, the regulations impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct its business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government generally.
If we are unable to continue to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could cause our business, financial condition and results of operations to suffer.
     In our business, we must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regimes and the governing policies applicable to our business are subject to changes. We cannot be certain that such export authorizations will be available to us or for our products in the future. In some cases, we rely upon the compliance activities of our prime contractors, and we cannot be certain they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.
Security breaches in systems we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.
     Many of the systems we sell through our Hirsch business manage private personal information and protect information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients.
     In our Hirsch business, as part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, our systems may be vulnerable to physical or electronic break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted break-ins, we may experience such attempts in the future. Our systems may also be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.
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
     Complex technical products and solutions such as ours may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales or our ability to recognize revenue for products shipped. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.
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
In our Hirsch business, we rely on dealers/integrators to sell our products, and any adverse change in our relationship with our distributors could result in a loss of revenue and harm our business.
     In our Hirsch business, we distribute our products primarily through independent dealers/integrators of security equipment. Some of these dealers also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our sales to suffer. In addition, the financial health of these dealers and our continuing relationships with them are important to our success. Some of these dealers may be unable to withstand adverse changes in business conditions. Our business could be harmed if the financial condition of some of these dealers substantially weakens.
Failure to properly manage the implementation of customer projects in our Hirsch business may result in costs or claims against us, and our financial results could be adversely affected.
     In our Hirsch business, deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the implementation of our solutions in such projects and to deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in damage to our reputation or even claims for substantial monetary damages against us. In addition, in our Hirsch business we sometimes provide guarantees to customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit derived from a particular project. Moreover, a portion of our revenues are derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.
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
     We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. In our Hirsch business, there are a few parts that have reached end of life, for which there are limited sources, and the continued availability and pricing of older components in the future is not guaranteed. Additionally, a significant portion of Hirsch’s revenue is derived from the resale of cards and card readers from HID Corporation (“HID”), and if supplies from that company were to be disrupted, Hirsch’s business would be adversely affected. Hirsch also resells Dell computers and servers, and disruption of that supply would adversely affect Hirsch. Further, Hirsch out-sources the stuffing of printed circuit boards to local manufacturers. The bulk of that out-sourcing is with a single entity, and disruptions within that entity would adversely affect our Hirsch business.
     Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers. Additionally, any financial instability of, or consolidation among, our suppliers could result in it having to find new sources for our products and components, which could future impair or ability to deliver products to our customers and harm our operating results.
Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts. For example, a significant portion of revenues in our Hirsch business result from the sale of access control panels that include certain design elements that are more than a decade old. These controllers are typically used in a network architecture that may become outdated or obsolete. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.

     Our future success will depend upon our ability to enhance our current products and to develop and introduce new products with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. Our failure to develop, manufacture, launch and sell next-generation security products and architectures for both physical and logical security could significantly affect our financial performance. In addition, in cases where we are selected to supply products based on features or capabilities that are still under development, we must be able to complete our product design and delivery process on a timely basis, or risk losing current and any future revenue from those products. In developing our products, we must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales. We expect that our product development efforts will continue to require substantial investments and we may not have sufficient resources to make the necessary investments.
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
     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, distribution channel and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Therefore, new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share.
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
     As of March 16, 2009, Lincoln Vale European Partners (“Lincoln Vale”) held nearly 10% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may also be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares invested by Lincoln Vale in SCM. Accordingly, Dr. Liebler and/or Lincoln Vale could have significant influence over the outcome of corporate actions requiring board and shareholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Dr. Liebler and/or Lincoln Vale could delay or prevent a change of control of SCM, even if such a change of control would benefit our other shareholders. We cannot assure you that Lincoln Vale’s objectives are aligned with those of the other shareholders.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 59% of our revenue for the three months ended March 31, 2009 and 57% of our revenue for the year ended December 31, 2008 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     We depend on the continued employment of our senior executive officers and other key management and technical personnel. For example, some employees have cultivated relationships with our customers, which makes us particularly dependent upon those employees continued employment with us. We are also substantially dependent on the continued services of our existing engineering and project management personnel because of the highly technical nature of our solutions. If any of our key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless payment solutions is heavily dependent on the vision, leadership and experience of our chief executive officer, Felix Marx.
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
     On March 18, 2009, Secure Keyboards, Ltd. (“Secure Keyboards”) and two of its general partners, Luis Villalobos and Howard B. Miller, filed a complaint against the Company, Felix Marx, our Chief Executive Officer, and Hirsch, in Los Angeles Superior Court. The complaint alleged multiple causes of action, including interference with contract, in connection with our merger with Hirsch and a 1994 settlement agreement entered into among Secure Keyboards, Hirsch, and Secure Networks, Ltd. This case was settled on April 8, 2009. However, other potential lawsuits could arise out of the merger. Any conclusion of such litigation in a manner adverse to us could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of defending any such litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of management.
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
     In connection with the merger with Hirsch on April 30, 2009, after giving effect to the merger, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately 4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. From time to time, we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. After giving effect to the merger, as of May 8, 2009, 25,134,985 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of March 31, 2009, an aggregate of approximately 2.9 million shares of common stock was reserved for future issuance under our stock option plans, of which 1.8 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
     In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On March 23, 2009, a Special Meeting of our Stockholders held in Fremont, California was adjourned until Thursday, April 16, 2009.
Item 5. Other Information
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

Registrant SCM MICROSYSTEMS, INC.
May 15, 2009	/s/ Felix Marx
Felix Marx
Chief Executive Officer

May 15, 2009	/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION OF DOCUMENT
3.1(1)	Fourth Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws of Registrant.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
4.3	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.
4.4	Form of Warrant Certificate.
10.35(4)*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008.
10.36(4)	Stockholder Agreement, dated December 10, 2008.
10.37(4)	Settlement Agreement, dated April 8, 2009.
10.38(5)	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009.
10.39(5)	Limited Guarantee, dated April 8, 2009.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(3)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(4)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).

(5)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.