Form 10-Q
period 2009-06-30
SCM MICROSYSTEMS INC
filed 2009-08-14
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
At August 6, 2009, 25,134,985 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	$10,961	$6,520	$16,116	$12,984
Cost of revenue	5,390	3,697	8,432	7,478

Gross profit	5,571	2,823	7,684	5,506

Operating expenses:
Research and development	1,489	1,043	2,258	2,078
Selling and marketing	3,739	2,569	5,983	4,730
General and administrative	2,199	1,518	4,686	3,021
Gain on sale of assets	—	—	(249)	—

Total operating expenses	7,427	5,130	12,678	9,829

Loss from operations	(1,856)	(2,307)	(4,994)	(4,323)
Loss on equity investments	(281)	—	(570)	—
Interest and other income (expense), net	(212)	330	67	824

Loss from continuing operations before income taxes	(2,349)	(1,977)	(5,497)	(3,499)
Benefit (provision) for income taxes	1,739	(1)	1,740	(48)

Loss from continuing operations	(610)	(1,978)	(3,757)	(3,547)

Income (loss) from discontinued operations, net of income taxes	84	(26)	151	(151)
Gain on sale of discontinued operations, net of income taxes	38	496	75	509

Net loss	$(488)	$(1,508)	$(3,531)	$(3,189)

Loss per share from continuing operations:
Basic and diluted	$(0.03)	$(0.13)	$(0.20)	$(0.22)

Gain per share from discontinued operations:
Basic and diluted	$0.01	$0.03	$0.01	$0.02

Net loss per share:
Basic and diluted	$(0.02)	$(0.10)	$(0.19)	$(0.20)

Shares used to compute basic and diluted loss per share	22,039	15,744	18,891	15,742

Comprehensive loss:
Net loss	$(488)	$(1,508)	$(3,531)	$(3,189)
Unrealized gain (loss) on investments	—	(5)	—	28
Foreign currency translation adjustment	282	(516)	(417)	(179)

Total comprehensive loss	$(206)	$(2,029)	$(3,948)	$(3,340)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,309	$20,550
Accounts receivable, net of allowances of $579 and $689 as of June 30, 2009 and December 31, 2008, respectively	9,723	8,665
Inventories	7,652	5,065
Income taxes receivable	765	—
Other current assets	1,521	1,139

Total current assets	24,970	35,419
Equity investments	1,674	2,244
Property and equipment, net	1,446	1,236
Intangible assets, net	23,017	307
Goodwill	21,895	—
Other assets	1,211	1,932

Total assets	$74,213	$41,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$81	$—
Accounts payable	5,713	3,555
Liability to related parties	1,030	—
Accrued compensation and related benefits	1,285	1,763
Accrued restructuring and other charges	1,296	1,576
Accrued professional fees	958	1,419
Accrued royalties	491	475
Accrued sales tax related expenses	332	330
Other accrued expenses	1,909	1,959
Income taxes payable	415	411

Total current liabilities	13,510	11,488

Long-term liability to related parties	8,018	—
Deferred tax liability	4,154	1,340
Long-term income taxes payable	377	184
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 25,753 and 16,362 shares issued and 25,135 and 15,744 shares outstanding as of June 20, 2009 and December 31, 2008, respectively	26	16
Additional paid-in capital	253,754	229,788
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(205,730)	(202,199)
Accumulated other comprehensive income	2,881	3,298

Total stockholders’ equity	48,154	28,126

Total liabilities and stockholders’ equity	$74,213	$41,138

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,531)	$(3,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain from discontinued operations	(225)	(358)
Depreciation and amortization	351	152
Gain on disposal of fixed assets	(249)	—
Stock compensation expense	191	125
Deferred income taxes	(1,935)	4
Loss on equity investments	570	—
Changes in operating assets and liabilities:
Accounts receivable	1,798	1,265
Inventories	(901)	(1,396)
Other assets	35	(131)
Income taxes receivable	319	—
Accounts payable	338	(217)
Accounts payable to related parties	132	—
Accrued expenses	(1,193)	174
Other liabilities	6	—
Income taxes payable	(19)	(21)

Net cash used in operating activities from continuing operations	(4,313)	(3,592)
Net cash provided by (used in) operating activities from discontinued operations	401	(664)

Net cash used in operating activities	(3,912)	(4,256)

Cash flows from investing activities:
Capital expenditures	(246)	(159)
Cash paid for Hirsch acquisition	(14,167)	—
Cash acquired in Hirsch acquisition	3,275	—
Proceeds from disposal of fixed assets	249	—
Maturities of short-term investments	—	13,873

Net cash provided by (used in) investing activities	(10,889)	13,714

Cash flows from financing activities:
Proceeds from issuance of equity securities, net	—	18

Net cash provided by financing activities	—	18

Effect of exchange rates on cash and cash equivalents	(440)	(85)

Net increase (decrease) in cash and cash equivalents	(15,241)	9,391
Cash and cash equivalents at beginning of period	20,550	18,600

Cash and cash equivalents at end of period	$5,309	$27,991

Supplemental disclosures of cash flow information:
Income tax refunds received	$(319)	$—

Income taxes paid	$183	$51

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of SCM Microsystems, Inc.’s (“SCM” or “the Company”) financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
     On April 30, 2009, SCM acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the date of acquisition on April 30, 2009. As a result of the timing of this transaction, the Company’s condensed consolidated results for the periods presented are not directly comparable.
Discontinued Operations
     During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business. During 2003, the Company completed two transactions to sell its retail Digital Media and Video business.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), for the periods ended June 30, 2009 and 2008, these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 4 for further discussion of these transactions.
Recent Accounting Pronouncements and Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for SCM for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Company’s financial statements.
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
     On January 1, 2009, SCM adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for SCM on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of June 30, 2009, SCM did not have any minority interests.
     On January 1, 2009, SCM adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s financial statements.
     On January 1, 2009, SCM adopted FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Company’s financial statements.
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

     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of June 30, 2009, the Company had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,553	$—	$—	$1,553
     Non-financial assets that are measured and recognized at fair value on a non-recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$21,895	$21,895
Acquired intangibles – Hirsch Acquisition	—	—	22,583	22,583

Total:	$—	$—	$44,478	$44,478

     The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, as per SFAS 157. The fair value of acquired trade names and existing technology was determined using relief from royalty approach and the fair value of the acquired company’s customer relationships was determined excess earnings approach. See Note 2 for discussion of this acquisition. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.
     As of June 30, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.
2. Acquisition of Hirsch Electronics
     On April 30, 2009 (the “closing date” or the “acquisition date”), SCM acquired Hirsch, a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market (the “acquisition”). In accordance with the Agreement and Plan of Merger entered into on December 10, 2008 (the “Merger Agreement”), by and among SCM, Hirsch and two wholly-owned subsidiaries of SCM, through a two-step merger Hirsch became a Delaware limited liability company and a wholly-owned subsidiary of SCM.
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
     SCM believes that the acquisition of Hirsch presents a strategic opportunity to strengthen its position in the security industry, expand its product offerings and customer base, and increase its operational scale, among other benefits. The purpose of the acquisition is to provide SCM with additional scale and resources to develop, sell and support new products, systems and services to address the growing global market for security and identity solutions to enable e-commerce, e-government and e-business.
     In exchange for all of the outstanding capital stock of Hirsch, SCM paid approximately $14.2 million in cash, issued approximately 9.4 million shares of SCM common stock at the closing and issued warrants to purchase approximately 4.7 million shares of SCM common stock at an exercise price of $3.00 with a five-year term, exercisable for two years following the third anniversary of the closing date. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the acquisition was converted into a warrant to purchase the number of shares of SCM common stock equal to the number of shares of Hirsch common stock that could have been purchased upon the full exercise of such warrants, multiplied by the conversion ratio (as defined below), rounded down to the nearest whole share. The per share exercise price for each new warrant to purchase SCM common stock was determined by dividing the per share exercise price of the Hirsch common stock subject to each warrant as in effect immediately prior to the effective date of the acquisition by the conversion ratio, and rounding that result up to the nearest cent. As used in this Quarterly Report on Form 10-Q, “conversion ratio” means the quotient obtained by dividing the estimated aggregate value of the acquisition consideration per share of Hirsch common stock, by the 30-day volume weighted average price of SCM’s common stock (as reported on the NASDAQ Stock Market during the 30 days preceding the day prior to the day of the effective date of the acquisition).
     After giving effect to the acquisition of Hirsch, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. Lawrence Midland, a former Hirsch director and President of the Hirsch subsidiary, joined SCM’s Board of Directors on May 1, 2009 and also became an executive officer of SCM. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM immediately following the acquisition. Other than the addition of Mr. Midland, SCM’s executive staff remains unchanged as a result of the acquisition.
     The acquisition is being accounted for under the acquisition method of accounting under SFAS 141(R). Under this method of accounting, the total purchase consideration is measured at fair value as of the acquisition date when control is obtained, which for the acquisition of Hirsch was determined to be April 30, 2009. SCM has obtained a third-party valuation report to calculate the fair value of the consideration transferred and to measure the identifiable intangible assets acquired and liabilities to related parties assumed. The total purchase consideration was determined to be $38.0 million as of the acquisition date. The following table summarizes the consideration paid for Hirsch and the amounts of the assets acquired and liabilities assumed at the acquisition date. The fair value of the shares of SCM common stock issued in connection with the acquisition was determined using the closing price of SCM’s common stock as of the acquisition date of $2.37 per share.
     Fair value of consideration transferred (in thousands):

Cash paid for Hirsch common stock	$14,167
Fair value of common stock issued	22,258
Fair value of warrants issued	1,327
Fair value of warrants converted	200

Total purchase consideration	$37,952
     Purchase price allocation as of April 30, 2009 (in thousands):

Cash and cash equivalents	$3,275
Accounts receivable, net	2,832
Inventories	1,649
Other assets	437
Deferred income taxes and taxes receivable	1,085
Property and equipment	262
Amortizable intangible assets:
Developed technology	4,600
Customer relationships	10,350
Intangible assets with indefinite lives (unamortizable):
Trade names	7,800
Accounts payable	(1,814)
Accrued expenses	(467)
Other liabilities	(192)
Deferred tax liabilities and taxes payable	(1,957)
Deferred tax liabilities in connection with acquired tangibles assets with indefinite lives	(3,003)
Fair value of liabilities assumed to related parties	(8,800)
Goodwill	21,895

Total purchase consideration	$37,952

     As the Company finalizes certain valuation assumptions, adjustments may be recorded in the related purchase price allocation.

     The identified intangible assets of $22.8 million consist of core technology, trade names and customer relationships. Developed technology relates to Hirsch’s current products. Customer relationships relate to Hirsch’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. SCM expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of 15 years. Assumed liabilities to related parties are estimated based on contractual payments to be made in future periods through 2020. The Company has estimated the acquisition date fair value of this liability to be $8.8 million, based on a discounted cash flow valuation technique.
     Of the total purchase consideration, $21.9 million was recognized as goodwill. Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets and liabilities. The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Hirsch. Hirsch’s results are included in the Company’s reportable segment, “Security and Identity Solutions” (formerly called “Secure Authentication”). None of the goodwill recorded as part of the Hirsch acquisition will be deductible for United States federal income tax purposes.
     Deferred tax assets and liabilities resulting from the acquisition of Hirsch have been netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $3.0 million relating to the value of the trade names can not be offset with deferred tax assets with a definite life. Resulting from these procedures, deferred tax liabilities of $1.7 million after netting with deferred tax assets and $3.0 million deferred tax liabilities relating to the indefinite life intangible asset have been considered in the purchase price allocation.
     Following the acquisition, Hirsch Electronics LLC has become part of the U.S. tax group of the SCM entities. Accordingly, the deferred tax liability of $1.7 million, as described above, has been netted with SCM’s existing deferred tax assets. The carrying value of SCM’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before SCM is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $1.7 million with SCM’s existing deferred tax assets, there is a $1.7 million release of SCM’s valuation allowance. In accordance with SFAS 141(R), the release of the valuation allowance has been booked as a tax benefit in the 2009 second quarter financial statements.
     Management evaluates the realizability of the deferred tax assets quarterly. At June 30, 2009, SCM has recorded valuation allowances against all of its net deferred tax assets. The deferred tax assets are still available for SCM to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the effective tax rate. Actual operating results and the underlying amount and category of income in future years could render SCM’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on the Company’s financial position or results of operations.
     Pro forma financial information:
     The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the date of acquisition on April 30, 2009. As a result of the timing of this transaction, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the acquisition had been completed as of the date indicated, and should not be taken as representative of future consolidated results of operations or financial condition of SCM. The unaudited pro forma financial information in the table below summarizes the combined results of operations of SCM and Hirsch, as though the acquisition had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects. Pro forma results of operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$12,234	$12,098	$22,776	$24,514
Net loss	(2,012)	(2,367)	(6,409)	(4,253)

Weighted average common shares outstanding used in loss per common share — basic and diluted	25,135	25,135	25,135	25,133

Net loss per common share — basic and diluted	$(0.08)	$(0.09)	$(0.25)	$(0.17)

3. Stock Based Compensation and Warrants
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
     As of June 30, 2009, an aggregate of approximately 2.9 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 2.4 million shares were subject to outstanding options.
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
     The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$7	$(2)	$13	$10
Research and development	16	6	27	25
Selling and marketing	44	6	74	62
General and administrative	63	37	77	28

Stock-based compensation expense before income taxes	$130	$47	$191	$125
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$130	$47	$191	$125

Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of June 30, 2009, a total of 519,727 shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 2,380,981 shares were reserved for future issuance pursuant to outstanding options.
     A summary of the activity under the Company’s stock option plans for the six months ended June 30, 2009 is as follows:

					Weighted
			Weighted		Average
		Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)
Balance at December 31, 2008	1,135,219	1,836,691	$6.51	$13,652	5.62

Options granted	(672,877)	672,877	$2.39	—	—
Options cancelled or expired	57,385	(128,587)	$12.21	—	—

Balance at June 30, 2009	519,727	2,380,981	$5.04	$30,731	5.71

Vested or expected to vest at June 30, 2009		2,122,918	$5.31	$25,258	5.59

Exercisable at June 30, 2009		1,064,120	$7.82	$50	4.60

     The weighted-average grant date fair value per option for options granted during both the three and six months ended June 30, 2009 was $1.35. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2008 was $1.38 and $1.39, respectively. During the three and six months ended June 30, 2009, no options were exercised. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0 and $1,500, respectively. Cash proceeds from the exercise of stock options were $0 and $18,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2009, there was $1.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 3.0 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2008	2008
Expected volatility	75%	54%	71%	54%

Dividend yield	0	0	0	0

Risk-free interest rate	1.86%	3.13%	1.69%	2.64%

Expected term (in years)	4.00	4.00	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three and six months ended June 30, 2009 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and six months ended June 30, 2009 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Warrants
     As described in Note 2, as part of the consideration paid by SCM in connection with the acquisition of Hirsch, SCM issued approximately 4.7 million warrants in exchange for the outstanding capital stock of Hirsch at an exercise price of $3.00. Also, as part of the consideration, SCM issued 205,072 warrants for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03 with a weighted average exercise price of $2.79.
     All warrants will become exercisable for a period of two years on April 30, 2012.
4. Discontinued Operations
     On May 22, 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million was paid in May 2007.
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, for the three and six months ended June 30, 2009 and 2008, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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
     The operating results for the discontinued operations of the DTV solutions business for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating gain (loss)	$(4)	$(2)	$74	$(6)

Income (loss) before income taxes	$(4)	$(2)	$89	$(6)

Income tax benefit (provision)	$—	$—	$—	$—

Income (loss) from discontinued operations	$(4)	$(2)	$89	$(6)
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating loss	$(64)	$(62)	$(146)	$(144)

Net income (loss) before income taxes	$91	$(22)	$32	$(140)

Income tax benefit (provision)	$(3)	$(2)	$30	$(5)

Gain (loss) from discontinued operations	$88	$(24)	$62	$(145)
     In April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK, which resulted in approximately $0.4 million gain on sale of discontinued operations in the second quarter of 2008.
5. Inventories
     Inventories consist of (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$2,114	$1,648
Work-in-process	663	—
Finished goods	4,875	3,417
Total	$7,652	$5,065

6. Equity Investments
     Equity investments consist of (in thousands):

	June 30,	December 31,
	2009	2008
TranZfinity, Inc.	$1,674	$2,244
     On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment is accounted for using the equity method of accounting.
     As of the time of the initial investment, the purchase price exceeded SCM’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million. The difference was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles was mainly amortized in 2008 due to the nature of the intangibles. The equity-method goodwill is not amortized in accordance with SFAS 142; however, it is analyzed for impairment, at least on an annual basis. In case of adverse circumstances arising which may impact the value of its investments, the Company also evaluates whether indications for impairment exist on a case by case basis.
     For the three and six months ended June 30, 2009, the Company recorded a loss of $0.3 million and $0.6 million, respectively, for its share of the losses reported by TranZfinity.

7. Property and Equipment
     Property and equipment consists of (in thousands):

	June 30,	December 31,
	2009	2008
Building and leasehold impovements	$1,772	$1,734
Furniture, fixtures and office equipment	3,165	2,777
Automobiles	28	28
Purchased software	3,260	3,233

Total	8,225	7,772

Accumulated depreciation	(6,779)	(6,536)

Property and equipment, net	$1,446	$1,236

     Depreciation expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively.
8. Goodwill and Intangible Assets
     Goodwill
     During the six months ended June 30, 2009, the Company recorded goodwill in connection with the Company’s acquisition of Hirsch of $21.9 million. The goodwill is recorded in the reportable segment “Security and Identity Solutions”.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), SCM tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. Management did not identify any impairment indicators during the three months ended June 30, 2009.
     Intangible Assets – Hirsch Acquisition
     As discussed in Note 2, during the six months ended June 30, 2009, SCM acquired other intangible assets of $22.8 million in connection with the acquisition of Hirsch, of which $15.0 million are related to existing technology and customer relationships and are subject to amortization, and $7.8 million are related to trade names which are determined to have an indefinite useful life.
     Trade names are not subject to amortization in accordance with SFAS 142; however, they are reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
     The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the Hirsch acquisition with definite lives:

		June 30, 2009
		Gross
	Amortization	Carrying	Accumulated
(in thousands)	Period	Value	Amortization	Net
Existing technology	15 years	$4,600	$(52)	$4,548
Customer relationships	15 years	$10,350	$(115)	$10,235

Totals		$14,950	$(167)	$14,783

     These intangible assets will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the three months ended June 30, 2009 was $0.2 million, of which $0.1 million was included in cost of revenue and $0.1 million was included in selling and marketing expense in the statements of operations.
     For the second half of 2009, amortization expenses for the intangible assets resulting from the Hirsch acquisition of $0.5 million are expected. Amortization expenses of $1.0 million per year are expected for the years 2010 through 2023 and $0.3 million is expected for 2024.
     Intangible Assets — TranZfinity
     The Company entered into an Exclusive Cooperation Agreement (the “Cooperation Agreement”) on April 17, 2008 with TranZfinity. Under the terms of the Cooperation Agreement, as amended, TranZfinity works with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company is obligated to pay TranZfinity up to $1.0 million exclusivity fee for the right to be the exclusive provider of those products (the “Exclusive Products”), of which $0.3 million was paid in the fourth quarter of 2008 and $0.2 million was paid in the first quarter of 2009. The Company is recording amortization expense based on the estimated useful life.

		June 30, 2009			December 31, 2008
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Period	Value	Amortization	Net	Value	Amortization	Net
Exclusivity right	54 months	$500	$(66)	$434	$321	$(14)	$307
     In accordance with SFAS 142, Goodwill and Other Intangible Assets, SCM’s intangible assets – TranZfinity are subject to amortization. SCM evaluates long-lived assets under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
     Amortization expense related to these intangible assets was $29,000 and $52,000 for the three and six months ended June 30, 2009, respectively and zero for the three and six months ended June 30, 2008, respectively and was included in the cost of revenue in the statements of operations.
     Estimated future amortization of intangible assets — TranZfinity is as follows (in thousands):

Fiscal Year	Amount
2009	$57
2010	114
2011	114
2012	114
2013	35

Total	$434

9. Restructuring and Other Charges
     Discontinued Operations
     During the three and six months ended June 30, 2009, income from restructuring and other items related to discontinued operations was approximately $38,000 and $75,000, respectively.
     During both the three and six months ended June 30, 2008, income from restructuring and other items related to discontinued operations was approximately $0.5 million, which related primarily to an agreement to terminate the lease for premises leased in the UK in April 2008. A termination payment and related transaction costs of approximately $0.5 million were incurred and the related restructuring accruals of approximately $0.9 million were released. The transaction resulted in a net gain of approximately $0.4 million from discontinued operations.

     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the six months ended June 30, 2009 and during the year ended December 31, 2008 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2008	$2,589	$349	$2,938

Provision for 2008	—	—	—
Changes in estimates	(594)	—	(594)

	(594)	—	(594)
Payments and other changes in 2008	(765)	(19)	(784)

Balances as of December 31, 2008	1,230	330	1,560

Provision for Q1 2009	—	—	—
Changes in estimates	(37)	—	(37)

	(37)	—	(37)
Payments and other changes in Q1 2009	(98)	(16)	(114)

Balances as of March 31, 2009	1,095	314	1,409

Provision for Q2 2009	—	—	—
Changes in estimates	(38)	—	(38)

	(38)	—	(38)
Payments and other changes in Q2 2009	(98)	18	(80)

Balances as of June 30, 2009	$959	$332	$1,291

     Continuing Operations
     During the three and six months ended June 30, 2008, the Company incurred no restructuring and other charges related to continuing operations.
     Restructuring accruals from continuing operations were $5,000 and $16,000 as of June 30, 2009 and December 31, 2008, respectively.
10. Gain on Sale of Assets
     In March 2009, the Company sold at auction certain non-strategic patents that are unrelated to its current business, for cash of $0.2 million, net of costs, and recognized a gain of $0.2 million on the transaction.
11. Segment Reporting, Geographic Information and Major Customers
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision makers are considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; Executive Vice President, Strategic Sales and Business Development; and President, Hirsch subsidiary.
     The Company’s continuing operations provide secure security and identity solutions in two primary market segments: Security and Identity Solutions (formerly called “Secure Authentication”) and Digital Media and Connectivity. The acquired Hirsch business has been included in the segment Security and Identity Solutions. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between segments for management purposes.

     Summary information by segment for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Security and Identity Solutions
Net revenue	$10,028	$4,878	$13,971	$9,885
Gross profit	5,251	2,276	$6,929	$4,423
Gross profit %	52%	47%	50%	45%

Digital Media and Connectivity
Net revenue	$933	$1,642	$2,145	$3,099
Gross profit	320	547	$755	$1,083
Gross profit %	34%	33%	35%	35%

Total:
Net revenue	$10,961	$6,520	$16,116	$12,984
Gross profit	5,571	2,823	7,684	5,506
Gross profit %	51%	43%	48%	42%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue
Europe	$2,471	$2,697	$4,641	$5,087
United States	6,535	2,449	8,653	4,560
Asia-Pacific	1,955	1,374	2,822	3,337

Total	$10,961	$6,520	$16,116	$12,984

% of net revenue
Europe	22%	41%	28%	39%
United States	60%	38%	54%	35%
Asia-Pacific	18%	21%	18%	26%
     Long-lived assets by geographic location as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Property and equipment, net:
United States	$274	$5
Europe	249	259
Asia-Pacific	923	972

Total	$1,446	$1,236

     All of the long-lived assets as of June 30, 2009 and December 31, 2008 disclosed for Asia-Pacific relate to the Company’s facilities in India.

12. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. Those lease agreements existing as of June 30, 2009 expire at various dates during the next five years.
     Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of June 30, 2009, purchase and contractual commitments due within one year were approximately $9.6 million, and additional purchase and contractual commitments due within two years were approximately $1.9 million.
     SCM provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. SCM currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from SCM’s estimates, adjustments to recognize additional cost of sales may be required in future periods. As of June 30, 2009, no material accruals for warranties were recorded.
13. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss from continuing operations	$(610)	$(1,978)	$(3,757)	$(3,547)
Income from discontinued operations	122	470	226	358

Net income (loss)	$(488)	$(1,508)	$(3,531)	$(3,189)

Weighted average common shares outstanding used in income (loss) per common share — basic and diluted	22,039	15,744	18,891	15,742
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.03)	$(0.13)	$(0.20)	$(0.22)
Discontinued operations	$0.01	$0.03	$0.01	$0.02

Net income (loss) per common share — basic and diluted	$(0.02)	$(0.10)	$(0.19)	$(0.20)

     The computation of diluted net income per common share for the three and six months ended June 30, 2009 excludes the effect of the potential exercise of options to purchase approximately 2,000 shares, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and six months ended June 30, 2009 also excludes the effect of the potential exercise of options to purchase approximately 2.0 million and 1.9 million shares of common stock, respectively, because the option exercise price was greater than the average market price of the shares and the effect would have been anti-dilutive.
     The computation of diluted net loss per common share for the three and six months ended June 30, 2008 excludes the effect of the potential exercise of options to purchase approximately 3,000 and 7,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net loss per common share for the three and six months ended June 30, 2008 also excludes the effect of the potential exercise of options to purchase approximately 1.9 million and 1.8 million common shares, respectively, because the option exercise price was greater than the average market price of the shares and the effect would have been anti-dilutive.

14. Related Party Transactions
     Prior to the acquisition of Hirsch by SCM, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Under the terms of a previous agreement, Hirsch had purchased the exclusive rights to certain patents and technology from Secure Keyboards and Secure Networks.
     Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s President Lawrence Midland, who is now an Executive Vice President of SCM. Following the acquisition, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.
     On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement “). Hirsch’s initial annual payment to Secure Keyboards and Secure Networks under the 2009 Settlement Agreement for the period from January 1, 2009 through December 31, 2009 will be $986,000, with subsequent annual payments subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.
     The final payment to Secure Networks is due on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. Hirsch’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The amount of the lump-sum payment will be based on an assumed growth rate of the remaining annual payments of 4%, in lieu of the percentage increase in the Consumer Price Index, and a discount rate of 9%.
     Prior to the acquisition of Hirsch by SCM, SCM was not a party to the 2009 Settlement Agreement. SCM has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009.
     During the period from April 30, 2009 to June 30, 2009, $0.1 million expense was recognized by SCM in its statement of operations for the interest accreted on the discounted liability amount.
15. Legal Proceedings
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
     On March 18, 2009, Secure Keyboards and two of its general partners, Luis Villalobos and Howard B. Miller, filed suit in Los Angeles Superior Court (the “Action”) against SCM, Felix Marx, SCM’s Chief Executive Officer, and Hirsch. The plaintiffs alleged multiple causes of action, including interference with contract in connection with the acquisition of Hirsch by SCM and the 1994 Settlement Agreement entered into by and among Secure Keyboards, Hirsch and Secure Networks, and sought damages, including approximately $20,200,000, and declaratory relief. See Note 2 for additional information concerning the Hirsch acquisition.
     On April 8, 2009, SCM, Mr. Marx, Secure Keyboards, Secure Networks, each of the respective general partners of Secure Keyboards and Secure Networks, and Hirsch entered into a settlement agreement (the “2009 Settlement Agreement”), pursuant to which the parties resolved the disputes that had arisen between them relating to the acquisition and the 1994 Settlement Agreement. In connection with the 2009 Settlement Agreement, on April 9, 2009 the plaintiffs dismissed the Action without prejudice and agreed to dismiss said Action with prejudice after the closing of the acquisition of Hirsch. The acquisition of Hirsch closed on April 30, 2009. On May 5, 2009, the plaintiffs dismissed the Action with prejudice. The 2009 Settlement Agreement also contains releases among the parties, and those releases became effective upon the closing of the acquisition.

     Prior to the acquisition of Hirsch by SCM, SCM was not a party to the 2009 Settlement Agreement. SCM has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became fully effective and binding upon the closing of the acquisition of Hirsch.
     For additional information on the terms of the 2009 Settlement Agreement see Note 14.

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
     The terms “SCM,” the “Company,” “we” and “us” refer to SCM Microsystems, Inc. and its subsidiaries, unless otherwise specified.
Overview
Highlights of the Second Quarter, Ending June 30, 2009:
•	We completed our acquisition of Hirsch Electronics Corp. (“Hirsch”) on April 30, 2009, and consolidated it as a wholly-owned subsidiary. Financial results for the current quarter therefore include two months of results related to the Hirsch acquisition (May 1 through June 30, 2009).

•	Net revenue rose to $11.0 million, a substantial increase compared to the same quarter a year earlier due primarily to new revenue from the Hirsch subsidiary.

•	Organic growth in our main Security and Identity Solutions business included record sales in Asia (excluding Japan) and higher sales of smart card reader products in the U.S. Organic growth excludes the sales of the acquired Hirsch business.

•	Our gross profit margin increased in the second quarter, due primarily to an improved product mix as a result of the Hirsch acquisition.

•	On a continuing basis, SCM overall posted an after-tax loss of $(0.6) million compared to a loss of $(2.0) million in the prior-year quarter. The loss in the current period includes transaction expenses related to the Hirsch acquisition, offset by a $1.7 million tax benefit related to the accounting for taxes following the Hirsch acquisition. Our net loss for the quarter was $(0.5) million.

•	Cash and cash equivalents at the end of the quarter were $5.3 million, after substantial net cash outflows associated with the Hirsch acquisition.
Narrative Summary of the 2009 Second Quarter
     During the second quarter, we completed our acquisition of Hirsch and consolidated it as a wholly-owned subsidiary. The acquisition closed on April 30, 2009. Financial results for SCM for the quarter therefore include two months of results from our Hirsch Electronics subsidiary. As expected, this acquisition substantially increased our net revenue, which came in 68% higher than in the second quarter of 2008. Focused business development programs enabled us to achieve growth in existing businesses as well. While overall sales excluding Hirsch were down slightly year on year, sales of smart card reader products rose 12%, with record sales in Asia (excluding Japan) and higher sales in the U.S. offsetting declines in Europe and Japan.
     The Hirsch acquisition had a strong influence on other financial results for the quarter as well. Our overall gross margin rose to 51% from 43% in the prior-year quarter, as our revenue mix improved due to inclusion of higher-margin products from the Hirsch subsidiary. At the same time, operating expenses were 45% higher than in the second quarter a year earlier, primarily due to the inclusion of operating expenses for Hirsch, as well as $0.5 million in transaction expenses related to the acquisition. Aside from the Hirsch and transaction-related expenses, operating expenses decreased both sequentially and year over year across all major categories. We also recorded a tax benefit of $1.7 million in the second quarter related to the release of a valuation allowance on deferred tax assets following the Hirsch acquisition. As a result, we posted an after-tax loss of $(0.6) million from continuing operations in the second quarter, compared to a loss of $(2.0) million in the prior-year period.
     Our net loss for the quarter was $(0.5) million, compared to $(1.5) million in the prior-year period, which benefited from $0.5 million in gains on sales of discontinued operations. Cash and cash equivalents were $5.3 million at the end of the quarter, significantly lower than in the prior-year period due in part to a $14.2 million cash payment for Hirsch, partly offset by $3.3 million in cash acquired.
     We achieved significant progress in integrating the Hirsch acquisition during the second quarter, with a particular focus on sales and marketing activities so as to maintain our momentum with regard to acquiring new customers and establishing new products in target markets. We have also nearly completed the move of our U.S. headquarters to Hirsch’s headquarters in Santa Ana, California.
Company Background
     SCM Microsystems, Inc. is a global provider of security and identity solutions for secure access, secure identity and secure exchange. For organizations and individuals that need to secure their digital assets, electronic transactions and facilities, SCM provides solutions that cut costs and reduce risk and liabilities. Instead of providing only a piece of the puzzle, our offerings are broad and integrated, enabling complete solutions that allow customers to turn to a single source to meet all their security and identity management challenges. We were incorporated in 1996 under the laws of the state of Delaware.
     SCM’s products are installed in every major industry segment and around the world. Our solutions are especially sought after in market segments requiring a higher-than-average level of security effectiveness, such as government, public utilities and other critical infrastructure, data centers, healthcare, education, communications, finance, transportation and manufacturing, as well as by security-conscious individuals. Our distribution partners and customers include top-tier computer manufacturers, OEMs, smart card manufacturers, security application providers, distributors, system integrators, specialized resellers and VARs, financial institutions, enterprises and government agencies.
     We sell our security and identity solutions in two primary market segments: Security and Identity Solutions (formerly called “Secure Authentication”) and Digital Media and Connectivity.

•	For the Security and Identity Solutions market, we offer a broad range of contact, contactless and mobile smart card reader technology, access control products and digital identity and transaction platforms, as well as systems that integrate physical access control, secure data storage and transmission, digital certificates, biometrics and digital video. Our solutions are used in a wide variety of industries for security, identity, contactless payment, e-health and electronic government services. We also offer a range of smart card-based productivity solutions, which include readers and software, for small and medium-size businesses under our CHIPDRIVE® brand.

•	For the Digital Media and Connectivity market, we offer commercial digital media readers that are used in digital photo kiosks to transfer digital content to and from various flash media.
     SCM’s shares are traded on the NASDAQ exchange in the U.S. (symbol: SCMM) and the Frankfurt Prime Standard exchange in Germany (symbol: SMY).
Recent Trends and Strategies for Growth
     We have adopted a multi-pronged strategy for growth that includes efforts to expand and diversify our customer base, fully capture emerging market opportunities and accelerate long-term growth. A primary component of our strategy is the development of a range of new contactless and near field communication (NFC) infrastructure products to enable fast growing contactless applications and services for the electronic transaction market (including payment and ticketing), government and enterprise customers. Additionally, we are developing and implementing programs to market our existing product offerings into new distribution channels and new geographic regions. The worldwide recession has slowed our progress in penetrating new markets; however, we continue to have a high level of activity to develop new customers.
     An additional component of our growth strategy is to actively seek merger and acquisition opportunities to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities, such as the acquisition of Hirsch, which was completed during the second quarter of 2009. We believe our acquisition of Hirsch supports our growth strategy, as it nearly doubles our revenues, diversifies our customer base and positions our company to better address the growing market demand for solutions that address both IT security and physical access, a trend referred to in the security industry as “convergence.” As the demand for the convergence of IT and physical security is most pronounced in the U.S. government sector, we believe our acquisition of Hirsch strengthens our position in this market as it allows us to offer a full range of logical (i.e., computer) and physical access solutions, systems and services.
     To ensure appropriate resources for our contactless and expansion strategies, we have strengthened our management team with the addition of marketing, engineering and product management professionals from the contactless industry to execute our contactless product roadmap, including the hiring of our CEO, Felix Marx, in October 2007. Additionally, as a result of our acquisition of Hirsch, we have added a fourth member to our executive team. Lawrence Midland, who, as President of Hirsch, brings significant expertise in the security and identity solutions market to SCM. We believe the expanded expertise of our management team strengthens our ability to anticipate and respond to market trends both in the traditional smart card industry and in the emerging market for contactless and converged solutions.
     Additionally, we have adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in April 2008, we began working with TranZfinity, Inc. (“TranZfinity”), a provider of e-payment transactions solutions, to develop our @MAXX® family of contactless readers and to provide application services for those readers. On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, pursuant to which we purchased 10 million shares of TranZfinity common stock, or 33.7% of TranZfinity’s outstanding shares (16.67% on a fully diluted basis), for an aggregate purchase price of $2.5 million. The transaction closed on October 2, 2008. We also entered into a Stockholders Agreement with TranZfinity and certain other stockholders of TranZfinity, which sets forth certain rights and privileges of SCM and the other stockholders of TranZfinity, including rights and privileges with respect to the composition of TranZfinity’s board of directors.
     On April 30, 2009, we completed our acquisition of Hirsch, a private California corporation that manufactures and sells physical access control and other security management systems. Following the acquisition, Hirsch became a Delaware limited liability company and wholly-owned subsidiary of SCM. In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of SCM common stock and issued approximately 4.7 million warrants to purchase SCM common stock as consideration in connection with the Hirsch acquisition. Further details of the acquisition are described in Note 2 of this Quarterly Report on Form 10-Q. Following the acquisition, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. As mentioned above, Lawrence Midland, a former Hirsch director and current President of Hirsch, joined SCM’s Board of Directors and became an Executive Vice President of SCM. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM.
     As a result of our April 30, 2009 acquisition of Hirsch, two months of Hirsch operating results are included in our consolidated results in the second quarter of 2009, and Hirsch operating results will continue to be included in our consolidated results going forward.
Trends in our Business
Sales Trends
     The current global recession and economic uncertainty has created a broader cautionary environment for us and for our customers and has resulted in decreased or delayed orders for our products in several geographic markets, most particularly Japan (which we report within our results for Asia), Europe and the U.S. We believe sales to some markets will continue to be constricted until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves. Despite the continued sluggishness of security and identity programs in the U.S., Japan and Europe in the second quarter of 2009, revenue increased 68% compared to the second quarter of 2008, as a result of our strategic growth initiatives, including our acquisition of Hirsch and investments made in key markets and regions.
     We believe that our acquisition of Hirsch has strengthened our performance across multiple financial metrics, our ability to capture new and existing sales opportunities and our overall business profile. With only two months of Hirsch operating results included in the second quarter, sales doubled in our Security and Identity Solutions business and overall gross profit margin increased by eight percentage points. The integration of Hirsch and SCM is proceeding as planned: sales and marketing cross training has begun; integrated finance systems, including reporting processes, are in place or in process; and we have nearly completed the move of our U.S. headquarters to Hirsch’s Santa Ana, California headquarters and the subsequent closure of our Fremont, California facility.
     In the U.S. government market, sales of our smart card reader products for PC and network access by military and federal employees has been an important component of our overall revenue composition. In recent periods, project and budget delays in the U.S. government sector and the rapid shift towards lower cost embedded chips rather than external smart card readers by laptop and keyboard manufacturers servicing the U.S. government sector have constricted our sales in this market. The U.S. government sector is also an important market for our Hirsch business, but Hirsch’s sales model is more focused on the provision of integrated systems, rather than point solutions, and is generally less susceptible to variability from project delays and other factors. In the 2009 second quarter, sales from the Hirsch business were up both sequentially and year over year, and a significant percentage of Hirsch sales related to projects at federal government agencies. We believe that our acquisition of Hirsch creates a substantially more stable and consistent revenue profile for SCM in the U.S. government sector, given Hirsch’s sales model. We believe that Hirsch’s ability to offer complete systems and professional services complements and strengthens SCM’s position and provides significant new opportunities for incremental revenue growth.
     In Europe, over the next several quarters we believe our most significant revenue opportunity comes from the new electronic health card program in Germany. Deployment of electronic health insurance cards to Germany’s 82 million citizens began in 2008 and the German government began distribution of card reader terminals for the program in April 2009. During the second quarter of 2009, we continued to ship eHealth terminals for desktop environments and recorded our first sales of mobile terminals. Our government-certified eHealth terminals are used in hospitals, pharmacies, physicians’ offices, nursing homes and elsewhere to authenticate individual health card holders, allow them access to healthcare services and manage medical records and insurance information. Based on the current pace of the German government’s deployment of technology in the German electronic health card program, we anticipate an opportunity for SCM to sell higher volumes of eHealth terminals towards the end of 2009 and through the first half of 2010.
     Apart from this program, the weak economic environment in Europe continues to constrict sales to both established and new customers. In general, smart-card based security projects in all sectors are experiencing delays or are limited in scale. At the same time, sales development activities we initiated 12 to 18 months ago as part of our strategy to broaden our market and geographic penetration are resulting in higher customer engagement than in past periods. During the second quarter of 2009 we also sold our first products based on the core technology used in our eHealth terminals for applications other than electronic healthcare.

     In Japan, the weak economic environment also continued to constrict sales. Outside Japan, our efforts to develop additional distribution channels and penetrate new geographic markets in Asia appear to be demonstrating success. Over the past year, we have added sales resources and applied a more systematic and focused approach to sales in countries such as China, India, Korea, Malaysia, the Philippines and Thailand. During the second quarter of 2009, sales in Asia increased significantly year over year and came from an expanded base of customers in a larger number of countries than in past periods. In particular, we added new customers, new distribution channels and significantly increased our sales of both smart card chips and readers in the Asian PC OEM market, which targets OEM customers that manufacture components and equipment for global consumer brand companies. We expect that our expanded channel and customer base in Asia will continue to generate a higher level of sales going forward.
     In our continuing operations, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card reader products, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. Additionally, we are dependent on a small number of customers in our Security and Identity Solutions business overall for a significant portion of our revenues.
     Sales of our Digital Media and Connectivity products are less subject to variability based on market or project demands than sales in our Security and Identity Solutions business; however, we are dependent on a very small number of customers in this product segment, which can result in fluctuations in sales levels from one period to another. During the second quarter of 2009, the timing of customer orders was not favorable, in part due to the transition to a new product, and revenues were lower than anticipated.
Gross Profit Margin Trends
     Our acquisition of Hirsch has resulted in a significant increase in our gross profit margin, as Hirsch’s sales typically yield margins that are several percentage points higher than sales of our smart card reader products. We expect that our gross profit margin will continue to benefit from this more favorable mix going forward. Additionally, we have implemented ongoing cost reduction programs to address pricing pressure in our business and these programs have generally resulted in ongoing improvements to our product margins. We believe we should be able to offset ongoing pricing pressure and material cost increases with continual improvements in our supply chain systems.
Operating Expense Trends
     Our operating expenses in the second quarter of 2009 reflect the addition of two months of expenses for the Hirsch business, as well as approximately $0.5 million in transaction costs. Aside from incremental Hirsch expenses, operating expenses decreased both sequentially and year over year across all major categories. During 2008, we increased research and development investment in order to develop card reader terminals for the electronic health card program in Germany and new products for the contactless market, and the majority of this work has now been completed. Similarly, Hirsch also increased its engineering investment over the last several quarters to develop its next generation of controllers, and we expect that our research and development expenses will decrease from current levels once the development of these controllers is completed. As part of our growth strategy, we have also made significant investments to build up sales resources and create business development programs both in our traditional markets and also in the contactless market, particularly in Asia and Latin America. We believe that we have sufficient resources in place to address our market opportunities, including new opportunities with Hirsch, and that sales and marketing expenses will remain relatively steady going forward. Over the last three quarters, acquisition related costs have driven increases in general and administrative expense. Going forward, we will continue to closely manage our expenses, particularly general and administrative.

Results of Operations
     The comparability of our operating results in the three and six months ended June 30, 2009, compared with the same periods of 2008, is primarily impacted by our acquisition of Hirsch on April 30, 2009, as the 2009 periods presented include two months of operating results from the acquired Hirsch business.
     Net Revenue. Summary information by business segment for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Six months ended		period to
	June 30,		period	June 30,		period
	2009	2008		2009	2008
Security and Identity Solutions
Revenue	$10,028	$4,878	106%	$13,971	$9,885	41%
Gross profit	5,251	2,276		6,929	4,423
Gross profit %	52%	47%		50%	45%

Digital Media and Connectivity
Revenue	$933	$1,642	(43)%	$2,145	$3,099	(31)%
Gross profit	320	547		755	1,083
Gross profit %	34%	33%		35%	35%

Total:
Revenue	$10,961	$6,520	68%	$16,116	$12,984	24%
Gross profit	5,571	2,823		7,684	5,506
Gross profit %	51%	43%		48%	42%
     Net revenue for the second quarter of 2009 was $11.0 million, up 68% from $6.5 million for the same period of 2008. The increase in second quarter revenue year over year was primarily the result of incremental revenues from the acquired Hirsch business. Excluding Hirsch, revenues were down slightly, reflecting higher demand for our smart card reader products, offset by decreased sales of Digital Media and Connectivity products. For the first six months of 2009, net revenue was $16.1 million, up 24% from revenue of $13.0 million for the first six months of 2008. The increase in revenue for the first six months of 2009 compared with the prior year period resulted from incremental revenues from our acquisition of Hirsch in the second quarter of 2009, partially offset by lower sales of our smart card reader and Digital Media and Connectivity products.
     Following our acquisition of Hirsch, revenue in our Security and Identity Solutions business principally consists of sales of smart card readers, related chip technology and access control products that are primarily used in security programs where smart cards and/or personal identification (“PIN”) codes are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Additionally, this business includes sales of digital identity and transaction platforms, as well as systems that integrate physical access control, secure data storage and transmission, digital certificates, biometrics and digital video. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises and are primarily sold in Europe. The majority of revenue in our Security and Identity Solutions business segment is related to government, financial or enterprise programs and is subject to variability based on the size and timing of customer orders.
     Sales in our Security and Identity Solutions business were $10.0 million in the second quarter of 2009, up 106% from sales of $4.9 million in the second quarter of 2008. This increase was primarily due to the inclusion of two months of incremental revenues from the acquired Hirsch business, as well as a 12% increase in sales of our smart card reader products. Hirsch sales in the second quarter were up year over year and included increases in both product and services revenue. Access control systems led product sales and sales for government agency deployments were strong. The increase in organic sales of our smart card readers was primarily due to a significant increase in sales within Asia (excluding Japan), as a result of our strategy to expand our customer base and penetrate new geographic areas. Sales of smart card reader products in the U.S. were up slightly year over year. These increases were offset by decreased sales in Europe and Japan, as economic weakness continued to lengthen sales cycles. Additionally, European sales of our CHIPDRIVE business productivity products aimed at small and medium enterprises were depressed as a result of the weak economic environment.

     For the first six months of 2009, sales in our Security and Identity Solutions business were $14.0 million, up 41% from sales of $9.9 million for the first six months of 2008. The increase in sales in the first six months of 2009 compared with the prior year was due to the inclusion of two months of incremental revenues from the acquired Hirsch business in the second quarter of 2009, partially offset by lower sales of our smart card reader products in the first quarter of 2009 compared with the prior year, primarily as a result of budget delays in government authentication programs in the U.S. and the impact of the global recession on sales of our retail CHIPDRIVE products in Europe and our smart card readers in Japan.
     Our Digital Media and Connectivity business consists of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards, primarily embedded in digital photography kiosks, where the readers are used to download and print digital photos. Two to three customers, historically, have accounted for sales in this business segment. As a result, revenue in our Digital Media Reader business can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders.
     Sales in our Digital Media and Connectivity business were $0.9 million in the second quarter of 2009, a decrease of 43% from sales of $1.6 million in the same period of 2008. For the first six months of 2009, sales in our Digital Media Reader business were $2.1 million, down 31% from sales of $3.1 million for the first six months of 2008. The decrease in Digital Media Reader sales in both the second quarter and the first six months of 2009 compared with the same periods of the prior year was primarily due to the timing of orders from two major customers, which in the second quarter was partially due to an upcoming product transition.
     Gross Profit. Gross profit for the second quarter of 2009 was $5.6 million, or 51% of revenue, compared with $2.8 million, or 43% of revenue in the second quarter of 2008. For the first six months of 2009, gross profit was $7.7 million, or 48% of revenue, compared with $5.5 million, or 42% of revenue for the first six months of 2008. Gross profit in the three and six months ended June 30, 2009 was positively impacted by the inclusion of two months of higher margin Hirsch sales in the 2009 second quarter.
     Gross profit for our Security and Identity solutions was 52% of revenue for the second quarter of 2009, compared with 47% for the second quarter of 2008. The increase in the second quarter of 2009 was primarily attributable to the inclusion of higher-margin Hirsch sales. Gross profit for our smart card reader products decreased slightly in the 2009 second quarter due to a less favorable mix of products sold.
     Gross profit for our Digital Media and Connectivity products was 34% for the second quarter of 2009, compared with 33% for the second quarter of 2008.
     Overall gross profit for the first six months of 2009 compared with the first six months of 2008 was favorably impacted by the inclusion of higher-margin Hirsch sales and the relative stability of gross profit in our Digital Media and Connectivity business, offset by lower gross profit margin for our smart card reader products due to a less favorable sales mix.
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
     Research and Development.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2009	2008	period	2009	2008	period
Expenses	$1,489	$1,043	43%	$2,258	$2,078	9%
Percentage of total revenues	14%	16%		14%	16%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Figures for the second quarter and first six months of 2009 include two months of expenses from our acquired Hirsch business.
     Research and development expenses were $1.5 million in the second quarter of 2009, or 14% of revenue, compared with $1.0 million in the second quarter of 2008, or 16% of revenue, an increase of 43%. For the first six months of 2009, research and development expenses were $2.3 million, or 14% of revenue, compared with $2.1 million, or 16% of revenue for the first six months of 2008, an increase of 9%. Higher research and development expenses in the three and six months ended June 30, 2009 compared with the prior year were primarily due to the inclusion of two months of additional expenses as a result of our acquisition of Hirsch. We expect that research and development expenses will generally decrease in future periods following the completion of development of Hirsch’s next generation controllers.
     Selling and Marketing.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2009	2008	period	2009	2008	period
Expenses	$3,739	$2,569	46%	$5,983	$4,730	26%
Percentage of total revenues	34%	39%		37%	36%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Figures for the second quarter and first six months of 2009 include two months of expenses related to our acquired Hirsch business.
     Selling and marketing expenses were $3.7 million in the second quarter of 2009, or 34% of revenue, compared with $2.6 million in the second quarter of 2008, or 39% of revenue, an increase of 46%. For the first six months of 2009, sales and marketing expenses were $6.0 million, or 37% of revenue, compared with $4.7 million, or 36% of revenue in the first six months of 2008, an increase of 26%. Higher sales and marketing expenses in the three and six months ended June 30, 2009 compared with the prior year were primarily due to the inclusion of two months of additional expenses as a result of our acquisition of Hirsch. Integration of our sales and marketing plans and activities for the SCM and Hirsch businesses is under way and the closure of our Fremont, California office is nearly completed. Accordingly, we do not expect further increases in sales and marketing expenses going forward.
     General and Administrative.

			% change			% change
	Three months ended June 30		period to	Six months ended June 30		period to
(In thousands)	2009	2008	period	2009	2008	period
Expenses	$2,199	$1,518	45%	$4,686	$3,021	55%
Percentage of total revenues	20%	23%		29%	23%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Figures for the second quarter and first six months of 2009 include two months of expenses related to our acquired Hirsch business.
     In the second quarter of 2009, general and administrative expenses were $2.2 million, or 20% of revenue, compared with $1.5 million, or 23% of revenue in the second quarter of 2008, an increase of 45%. For the first six months of 2008, general and administrative expenses were $4.7 million, or 29% of revenue, compared with $3.0 million, or 23% of revenue in the first six months of 2008, an increase of 55%. Higher general and administrative expenses in both the three and six months ended June 30, 2009 compared with the same periods of the prior year were primarily due to transaction related costs of $1.4 million in the first quarter and the inclusion of two months of additional expenses as a result of our acquisition of Hirsch, as well as transaction costs of $0.5 million, in the second quarter of 2009.
     Gain on Sale of Assets. During the first quarter of 2009, we recorded $0.2 million gain on the sale of certain non-core patents that were unrelated to our current business.
     Loss on Equity Investments. Net loss on equity investments of $0.3 million and $0.6 million during the three and six months ended June 30, 2009, respectively, relate to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between SCM’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.
     Interest and Other Income (Expense), Net. This includes interest earned on invested cash, interest accretion on the liability to related parties and foreign currency gains or losses.
     In the second quarter of 2009, interest income resulting from invested cash balances was $6,000, compared with interest income of $0.2 million for the second quarter of 2008. In the first six months of 2009, interest income was $32,000, compared with interest income of $0.5 million in the first six months of 2008. The decrease in interest income resulted from lower cash balances and lower interest rates. Following the acquisition of Hirsch, during the period from April 30, 2009 (date of acquisition) to June 30, 2009, $0.1 million expense was recognized for the interest accreted on the discounted liability amount to related parties (see Note 14).

     Foreign currency losses were $0.1 million in the second quarter of 2009 compared with foreign currency gains of $0.2 million in the second quarter of 2008. Foreign currency gains were $0.2 million in the first six months of 2009 compared $0.4 million for the first six months of 2008.
     Income Taxes. For the three and six months ended June 30, 2009, we recorded a tax benefit of $1.7 million. The tax benefit resulted from accounting treatment following the acquisition of Hirsch, under which deferred tax liabilities of $1.7 million were netted against SCM’s existing deferred tax assets, and a $1.7 million release of SCM’s valuation allowance was recorded. In accordance with SFAS 141(R), the release of the valuation allowance was recorded as a tax benefit in the second quarter financial statements.
     For the second quarter and first six months of 2008, we recorded a provision for income taxes of $1,000 and $48,000, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business was zero in each of the three and six months ended June 30, 2009 and 2008. Operating loss for the DTV solutions business in the three months ended June 30, 2009 was $4,000. For the six months ended June 30, 2009, operating gain was $0.1 million. Operating loss for the DTV solutions business for the three and six months ended June 30, 2008 was $2,000 and $6,000, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in each of the three and six months ended June 30, 2009 and 2008. Operating loss for the retail Digital Media and Video business was $0.1 million in both the three and six months ended June 30, 2009, and operating loss for the retail Digital Media and Video business was $0.1 million in both the three and six months ended June 30, 2008.
     During the three and six months ended June 30, 2009, the total net gain on the disposal of discontinued operations was $38,000 and $0.1 million, respectively. During the three and six months ended June 30, 2008, the total net gain on the disposal of discontinued operations was $0.5 million.
     Liquidity and Capital Resources
     As of June 30, 2009, our working capital, which we have defined as current assets less current liabilities, was $11.5 million, compared to $23.9 million as of December 31, 2008, a decrease of approximately $12.4 million. The reduction in working capital for the second quarter of 2009 primarily reflects a cash payment for the Hirsch acquisition of $14.2 million, offset by an acquired cash balance of $3.3 million. The further reduction in cash and cash equivalents primarily resulted from operating activities. Current assets (excluding cash and cash equivalents) increased by $4.8 million and current liabilities increased by $2.0 million, also primarily as a result of including the assets and liabilities acquired in the Hirsch transaction.
     The following summarizes our cash flows for the six months ended June 30, 2009 (in thousands):

Three Months Ended
June 30,
2009
Cash used in operating activities from continuing operations	$(4,313)
Cash provided by operating activies from discontinued operations	401
Cash used in investing activities	(10,889)
Effect of exchange rate changes on cash and cash equivalents	(440)

Decrease in cash and cash equivalents	(15,241)
Cash and cash equivalents at beginning of period	20,550

Cash and cash equivalents at end of period	$5,309

     During the first six months of 2009, cash used in operating activities was $3.9 million. The net loss of $3.5 million and the non-cash impact from changes in deferred income taxes of $1.9 million was partly offset mainly by the non-cash impact of the loss on equity investments of $0.6 million, cash provided from net changes in operating assets and liabilities of approximately $0.5 million and cash provided from the net changes in the assets and liabilities from discontinued operations of approximately $0.4 million.

     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.1 million at June 30, 2009. Inventory and other purchase commitments due within one year were approximately $9.6 million, and additional purchase and contractual commitments due within two years were approximately $1.9 million at June 30, 2009.
     The cash used in investing activities mainly reflects the cash payment for the Hirsch acquisition of $14.2 million, offset by an acquired cash balance of $3.3 million.
     Our liquidity plans are subject to a number of risks and uncertainties, including those described in section “Risk Factors,” some of which are outside our control. As with many companies across industry, our liquidity position as well as our operating performance were negatively affected by the global economic downturn and by other financial and business factors, many of which are beyond our control.
     We currently expect that our current capital resources should be sufficient to meet our operating and capital requirements at least through the end of 2009. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.
     We also initiated various activities to preserve cash or generate additional cash. For example in the fourth quarter of 2008 we began selling certain non-strategic patents that are unrelated to our current business, which to date have generated $1.6 million in cash. Currently, we are also evaluating the sale of fixed assets such as office facilities, where there are options to lease facilities at more favorable terms.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and inability to sell based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Once we have written down inventory below cost, we do not subsequently write it up.

•	We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting For Uncertain Tax Positions (“FIN 48”) in the first quarter of 2007. We are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	Resulting from the acquisition of Hirsch, we have recognized goodwill of $21.9 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of quoted market prices, the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any.

•	We evaluate our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

•	We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions plus our share of accumulated earnings of the entities, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees related to specifically identifiable intangible assets, which are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is generally evaluated for impairment on an annual basis. In case of adverse circumstances arising which may impact the value of our investments, we also evaluate whether indications for impairment exist on a case by case basis. Non-marketable equity investments are inherently risky. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on future prospects, these companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable terms than expected, and our investments would likely become impaired.

Recent Accounting Pronouncements
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on our financial statements.
     On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) changes our accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of June 30, 2009, we did not have any minority interests.
     On January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our financial statements.
     On January 1, 2008, we adopted SFAS 157 for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.
     On January 1, 2009, we adopted FASB Statement of Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on our financial statements.

     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on our judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1 – Quoted prices for identical instruments in active markets;

•	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
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
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of June 30, 2009, we had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,553	$—	$—	$1,553
     Non-financial assets that are measured and recognized at fair value on a non-recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$21,895	$21,895
Acquired intangibles – Hirsch Acquisition	—	—	22,583	22,583

Total:	$—	$—	$44,478	$44,478

     The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets, in accordance with SFAS 157. The fair value of trade names and existing technology acquired in the Hirsch acquisition was determined using relief from royalty approach and the fair value of Hirsch’s customer relationships was determined excess earnings approach. See Note 2 for further discussion of this acquisition. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.
     As of June 30, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the three months ended June 30, 2009. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     As of June 30, 2009, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports that we file or furnish under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This conclusion includes the fact that on April 30, 2009, we acquired Hirsch. While the controls and procedures for our Hirsch subsidiary have yet to be fully integrated, we have yet to find anything that would change our conclusion as to the effectiveness of the Company’s disclosure controls. The overall goals of all our evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     (b) Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the second quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks of Market Dynamics
Disruption in the global financial markets may adversely impact the availability and cost of credit.
     We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on our operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the United States and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us.
Disruption in the global financial markets may adversely impact SCM’s customers and customer spending patterns and we could experience heightened credit risk to our accounts receivable.
     The current financial crisis may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from our current expectations. For example, as part of our focus on the commercial and industrial markets, a portion of our business is subject to conditions in the commercial construction and renovation sector. A decline in new commercial construction or a significant decline in renovation projects due to the global economic recession could have a material adverse effect on the results of operations of this business. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.
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
     We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. For example, we sell our products to many OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. We may, in the future, face competition from these and other parties that develop digital data security products based upon approaches similar to or different from those employed by us. In addition, the market for digital information security and access control products may ultimately be dominated by approaches other than the approach marketed by us.
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
Strategic Risks
Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts. For example, a significant portion our revenues results from the sale of access control panels that include certain design elements that are more than a decade old. These controllers are typically used in a network architecture that may become outdated or obsolete. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.
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
     Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. For example, across many of the markets we target, our success is dependent upon the acceptance and adoption of security solutions such as ours, and may be hindered by public perceptions regarding the intrusiveness of identity-related solutions and the manner in which organizations use the information collected, or by legislation related to privacy of information. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:
•	general economic conditions, for example the economic uncertainty caused by the current global economic recession;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers or identity management solutions;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•	the adoption of privacy legislation that requires a change to our products or causes customers to discontinue the use of our products;

•	the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers such as ours; and

•	the ability of high capacity flash memory cards to drive demand for digital media readers, such as ours, that enable rapid transfer of large amounts of data, for example digital photographs.
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
     On April 30, 2009, SCM acquired Hirsch Electronics Corporation, a privately-held corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market.
     Any acquisition could expose us to significant risks. To be successful, SCM will need to combine and integrate the acquired Hirsch business or any other acquisition into our business. The combination of two companies is a complex, costly and time-consuming process. As a result, the combined company must devote significant management attention and resources to integrating the diverse business practices and operations of Hirsch into SCM. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us and by Hirsch. We have not recently completed a merger or acquisition comparable in size or scope to this transaction. The possible failure of our combined company to meet the challenges involved in successfully integrating Hirsch’s operations with ours or otherwise to realize any of the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of our two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline. The difficulties of combining the operations of the companies may include, among others:
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
     In addition, even if the businesses and operations of SCM and Hirsch are integrated successfully, the combined company may not fully realize the expected benefits of the acquisition, including sales or growth opportunities that were anticipated, within the anticipated time frame, or at all. Further, the results of operations of our combined company and the market price of our common stock may be affected by factors different from those existing prior to the acquisition and may suffer as a result of the acquisition. As a result, we cannot assure you that the combination of the businesses and operations of SCM with Hirsch will result in the realization of the full benefits anticipated from the acquisition.
     Acquisitions and strategic investments may also lead to substantial increases in non-current assets, including goodwill. As a result of the Hirsch acquisition, SCM recorded goodwill in the amount of $21.9 million. Write-downs of these assets due to unforeseen business developments may materially and adversely impact our financial condition and results of operations.
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
We may not have uncovered all the risks associated with the acquisition of Hirsch and a significant liability may be discovered.
     There may be risks that we failed to discover in the course of performing our due diligence investigations related to our acquisition of Hirsch, which could result in significant liabilities. In connection with our acquisition of Hirsch, a subsidiary of SCM has assumed all of Hirsch’s liabilities, both pre-existing and contingent, as a matter of law upon the exchange of all Hirsch shares of common stock. The Merger Agreement between us and Hirsch did not provide for our indemnification by the former Hirsch shareholders against any of Hirsch’s liabilities, should they arise or become known after the closing of the acquisition. Furthermore, there is no escrow account or indemnity agreement protecting us in the event of any breach of Hirsch’s representations and warranties in the Merger Agreement. While we attempted to minimize risks by conducting due diligence that we deemed appropriate under the circumstances, we may not have identified all existing or potential risks. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.
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

Operational Risks
We have incurred and will incur significant expenses as a result of our acquisition of Hirsch, which has reduced and will reduce the amount of capital available to fund our business.
          We have incurred, and will continue to incur, significant expenses related to our acquisition of Hirsch. These expenses include investment banking fees, legal fees, accounting fees, and printing and other costs already incurred, a net cash outlay of approximately $11 million related to payment for Hirsch shares, and integration and other costs. There may also be unanticipated costs related to the acquisition on an ongoing basis. As a result, the capital available to fund our activities has been and is expected to be further reduced. During 2009, if we are unsuccessful in securing sufficient sales of terminals for the German eHealth program, or in generating sufficient new revenues from the contactless market, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.
We have incurred operating losses and may not achieve profitability.
          We have a history of losses with an accumulated deficit of $205.7 million as of June 30, 2009. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.
Our quarterly and annual operating results will likely fluctuate.
          Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. We attempt to project our future expense levels based on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any given quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could potentially adversely affect financial results for a quarter. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:
•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders, contract amendments, or the loss of a significant customer;

•	the terms of customer contracts that affect the timing of revenue recognition;

•	protests of federal, state or local government contract awards by competitors;

•	inaccurate forecasts or incomplete information from our channel partners;

•	potential effects of providing services as a prime contractor that may not carry gross margins as high as those of our core solutions;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	the absence of significant backlog in our business;

•	our inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.
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
The pre-acquisition financial projections for both our business and Hirsch’s business that were prepared in connection with our acquisition of Hirsch are only estimates of future results and there is no assurance that actual results will not be different.
     In connection with the acquisition of Hirsch, we and Hirsch each created financial projections of our respective businesses. These financial projections are only estimates of possible future operating results and not guarantees of future performance. The future operating results of each company and of the combined company will be affected by numerous factors, including these “Risk Factors.” The actual operating results will likely differ from these financial projections.
It is difficult to estimate operating results prior to the end of a quarter.
     The two main components of revenues in any given quarter are sales of physical access control solutions and smart card reader technology. In our physical access control business, sales tend to be relatively linear (regularly spaced throughout the quarter), as they are tied to large projects with more predictable timelines. Historically, many of our smart card reader customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. As a result, smart card reader revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.
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
     Our products are generally targeted at the government sector, commercial and industrial markets, OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the financial sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 48% of our revenue in the second quarter of 2009 and 58% of revenue in 2008. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media and Connectivity business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first quarter of 2009, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
Our business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.
     We derive a substantial portion of our revenues from contracts with international, federal, state and local governments and government agencies, and subcontracts under federal government prime contracts. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect its financial performance.

     Among the factors that could adversely affect our government-related business are:
•	changes in fiscal policies or decreases in available government funding or grants;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security and defense issues;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of its invoices by government payment offices.
     These and other factors could cause governments and governmental agencies, or prime contractors that purchase our products or services, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations. Many of our government customers are subject to stringent budgetary constraints. The award of additional contracts from government agencies could be adversely affected by existing or upcoming spending reduction efforts or budget cutbacks at these agencies.
A significant portion of our revenue is dependent upon sales to government programs, which are impacted by uncertainty of timelines and budgetary allocations, delays in developing technology standards, and changes in laws or regulations pertaining to security.
     Large government programs are a primary target for our Security and Identity Solutions business, as smart card technology is increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. Sales to U.S. government agencies and other entities comprise a significant portion of our sales. Additionally, we have sold a significant proportion of our smart card reader products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue.
     Government-sponsored projects are typically characterized by the uncertainty of their timelines and budget allocations and delays in developing technology standards to enable program applications. Additionally, many government programs are subject to changes in laws or regulations, such as those pertaining to authentication of government personnel, trade practices or health insurance documentation. Changes in fiscal policies or decreases in available government funding or grants could adversely affect our sales, as could changes in government programs or applicable requirements. Additionally, discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security could adversely affect our financial performance.
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
     Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel or delay the contract without penalty in certain circumstances. In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may even follow our successful bids as a result of such protests. Furthermore, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may cause our quarterly and annual revenues and operating results to fluctuate in a manner that is difficult to predict.
Our business could be adversely affected by negative audits by government agencies; we could be required to reimburse the U.S. government for costs that we have expended on government contracts; and our ability to compete successfully for future contracts could be materially impaired.
     Government agencies may audit our business as part of their routine audits and investigations of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our own internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. If any of our costs are found to be improperly allocated to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. An audit could materially affect our business’ competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, our business could suffer serious harm to its reputation if allegations of impropriety were made against it.
     While our business has never had a negative audit by a governmental agency, we cannot assure you that one will not occur. If we were suspended or barred from contracting with the federal government generally, or if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and prospects would be materially harmed.
Some of our sales are made through distributors, and the loss of such distributors could result in decreased revenue.
     We currently use distributors, independent dealers/integrators to sell some of our products, primarily into markets or customers where the distributor may have closer relationships or greater access than we do. Some of these dealers also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our sales to suffer. Distribution arrangements are intended to benefit both us and the distributor, and may be long- or short-term relationships, depending on market conditions, competition in the marketplace and other factors. If we are unable to maintain effective distribution channels, there could be a reduction in the amount of product we are able to sell, and our revenues could decrease.
Our business could suffer if our third-party manufacturers cannot meet production requirements.
     Our products are manufactured in the United States and outside the United States by contract manufacturers. Particularly, our reliance on foreign manufacturing poses a number of risks, including, but not limited to:
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
     We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. In our physical access control business, there are a few parts that have reached end of life, for which there are limited sources, and the continued availability and pricing of older components in the future is not guaranteed. Additionally, a significant portion of our physical access control revenue is derived from the resale of cards and card readers from other manufacturers, and we resell computers and servers; disruption of either of these supplies would adversely affect us. Further, in our physical access control business, we outsource the stuffing of printed circuit boards to local manufacturers. The bulk of that outsourcing is with a single entity, and disruptions within that entity would adversely affect our business.
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
     Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients.

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
     Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Germany, Hong Kong, India, Italy, Japan and the United States. We also must manage contract manufacturers in several different countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 46% of our revenue for the six months ended June 30, 2009 and 57% of our revenue for the year ended December 31, 2008 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
Personnel Risks
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
Risks of Financial and Capital Markets
Our stock price has been and is likely to remain volatile.
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
SCM common stock has historically traded at a very low volume. The market price of SCM common stock could decline as a result of the large number of shares that have been issued to the former Hirsch shareholders and that will become eligible for sale in the future.
     The new shares of SCM common stock issued as consideration in connection with the acquisition of Hirsch will begin to become saleable in late October 2009 and the warrants to purchase shares of SCM common stock will be exercisable for a two year period beginning on April 30, 2009. Consequently, after such time, a substantial number of additional shares of SCM common stock will be eligible for resale in the public market. Stockholders of SCM and former shareholders of Hirsch may not wish to continue to invest in the operations of the combined company after Hirsch’s acquisition by SCM, or for other reasons, may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market following the closing of the acquisition could adversely affect the market price of our stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.
     In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately 4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. From time to time, we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 40,000,000 shares of common stock. As of August 6, 2009, 25,134,985 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which options to purchase 1.5 million shares of our common stock may be granted. As of June 30, 2009, an aggregate of approximately 2.9 million shares of common stock was reserved for future issuance under all our stock option plans, of which 2.4 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
     In addition, the potential issuance of additional shares of common stock or preferred stock, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.
After giving effect to the acquisition of Hirsch, the issuance of shares of SCM common stock to Hirsch shareholders in connection with the acquisition substantially reduced the percentage ownership of the holders of SCM common stock who held the stock prior to the acquisition.
     In connection with our acquisition of Hirsch, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately $4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. After giving effect to the acquisition, former holders of Hirsch stock now beneficially own approximately 37% of the shares of SCM common stock outstanding. We also issued warrants to purchase approximately 205,072 additional shares of SCM common stock to the holders of warrants to purchase Hirsch common stock and the former Hirsch directors, in connection with the acquisition. The issuance of the shares of SCM common stock and warrants to purchase SCM common stock described above has resulted in a significant reduction in the relative percentage interests of those SCM stockholders who held SCM common stock prior to the acquisition in earnings, voting, and liquidation, book and market value.
The large percentage ownership of SCM common stock by Hirsch’s former shareholders gives those shareholders significant influence over the outcome of corporate actions requiring stockholder approval.
     As a result of the acquisition, the former Hirsch shareholders beneficially own approximately 37% of SCM’s common stock. Accordingly, the former Hirsch shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch could delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch shareholders may differ from the interests of other stockholders.
Two of our directors directly or indirectly hold significant amounts of our common stock, and both of them could have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively.
     As of July 31, 2009, Lincoln Vale European Partners (“Lincoln Vale”) held approximately 6.1% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may also be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares invested by Lincoln Vale in SCM. In addition, Lawrence Midland, a director and an executive vice president of SCM, held approximately 5% of our common stock. Mr. Midland’s shares are held in a family trust and in custodianship for his children, and he may be deemed to beneficially own the SCM shares. Accordingly, Dr. Liebler, Lincoln Vale and Lawrence Midland could each have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Dr. Liebler, Lincoln Vale and Lawrence Midland could each delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders.
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
     These provisions will apply even if the offer were to be considered adequate by some of our stockholders. Because these provisions may be deemed to discourage a change of control, they may delay or prevent the acquisition of our company, which could decrease the value of our common stock
Legal and Regulatory Risks
Our business could be adversely affected by changes in laws or regulations pertaining to security.
     The U.S. federal government, contractors to the federal government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations pertaining to security. Some of the laws, regulations, certifications or requirements that may stimulate new security systems sales include the following:

•	Homeland Security Presidential Directive (HSPD) 12 and Federal Information Processing Standards (FIPS) 201 produced by National Institute of Standards and Technology (NIST);

•	Federal Information Security Management Act (FISMA);

•	Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) program;

•	Sarbanes-Oxley Act of 2002 (also known as the Public Company Accounting Reform and Investor Protection Act);

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Gramm-Leach Bliley Act of 1999 (GLBA, a.k.a., the Financial Modernization Act);

•	Customs-Trade Partnership Against Terrorism (C-TPAT);

•	Free and Secure Trade Program (FAST);

•	Chemical Facility Anti Terrorism Standards (CFATS); and

•	various codes of the Code of Federal Regulations (CFR).
     Discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security could adversely affect our performance.
We are subject to extensive government regulation, and any failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
     Our business is affected by and must comply with various government regulations that impact its operating costs, profit margins and its internal organization and operations. Furthermore, our business may be audited to assure compliance with these requirements. Any failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of government contracts or the cancellation of our General Services Administration contract, any of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our business are the following:
•	the Federal Acquisition Regulations, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
     On March 18, 2009, Secure Keyboards, Ltd. (“Secure Keyboards”) and two of its general partners, Luis Villalobos and Howard B. Miller, filed a complaint against the Company, Felix Marx, our Chief Executive Officer, and Hirsch, in Los Angeles Superior Court. The complaint alleged multiple causes of action, including interference with contract, in connection with our acquisition of Hirsch and a 1994 settlement agreement entered into among Secure Keyboards, Hirsch, and Secure Networks, Ltd. This case was settled on April 8, 2009. However, other potential lawsuits could arise in connection with our acquisition of Hirsch. Any conclusion of such litigation in a manner adverse to us could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of defending any such litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of management.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In June 2009, the Company issued warrants to purchase 39,692 shares of SCM common stock, exercisable for two years beginning on April 30, 2012, at an exercise price of $3.00 per share. The warrants were issued and the underlying shares will be issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrants were issued in connection with the service of certain individuals as former directors of Hirsch.

Item 3.	Defaults upon Senior Securities.
     None

Item 4.	Submission of Matters to a Vote of Security Holders.
     At a Special Meeting of our stockholders held on April 16, 2009, at which a quorum of 7,261,178 shares of common stock issued and outstanding were represented in person or by proxy, the following matters were acted upon by the stockholders of the Company:
1.	To approve the issuance of new shares of SCM common stock, par value $0.001 per share, and warrants to purchase shares of SCM common stock, to securityholders of Hirsch, in connection with the acquisition of Hirsch Electronics Corporation:

For	Against	Abstain
7,248,826	11,082	1,270

Item 5.	Other Information.
     None

Item 6.	Exhibits.
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

Registrant SCM MICROSYSTEMS, INC.
August 14, 2009	/s/ Felix Marx
Felix Marx
Chief Executive Officer

August 14, 2009	/s/ Stephan Rohaly
Stephan Rohaly
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION OF DOCUMENT

3.1(1)	Fourth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.3(4)	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.4(4)	Form of Warrant Certificate.

10.35(5)*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008.

10.36(5)	Stockholder Agreement, dated December 10, 2008.

10.37(5)	Settlement Agreement, dated April 8, 2009.

10.38(6)	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009.

10.39(6)	Limited Guarantee, dated April 8, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(2)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(3)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(4)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (see SEC File No. 000-29440).

(5)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).

(6)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).

*	Denotes management compensatory arrangement.