Form 10-Q
period 2009-09-30
SCM MICROSYSTEMS INC
filed 2009-11-16
CIK 1036044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-29440

SCM MICROSYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0444317 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
1900 Carnegie Avenue, Building B
Santa Ana, California 92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
(949) 250-8888
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
Yes ☐     No ☑
At November 9, 2009, 25,134,985 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$13,334	$6,393	$29,450	$19,377
Cost of revenue	6,940	3,483	15,371	10,961

Gross profit	6,394	2,910	14,079	8,416

Operating expenses:
Research and development	1,518	980	3,776	3,058
Selling and marketing	4,653	2,280	10,635	7,010
General and administrative	2,978	1,697	7,665	4,718
Gain on sale of assets	(1,168)	—	(1,417)	—

Total operating expenses	7,981	4,957	20,659	14,786

Loss from operations	(1,587)	(2,047)	(6,580)	(6,370)
Loss on equity investments	(225)	—	(795)	—
Interest and other income (expense), net	(71)	(1,117)	(5)	(293)

Loss from continuing operations before income taxes	(1,883)	(3,164)	(7,380)	(6,663)

Benefit (provision) for income taxes	(434)	(103)	1,307	(151)

Loss from continuing operations	(2,317)	(3,267)	(6,073)	(6,814)
Gain from discontinued operations, net of income taxes	39	424	190	273
Gain on sale of discontinued operations, net of income taxes	41	44	115	553

Net loss	$(2,237)	$(2,799)	$(5,768)	$(5,988)

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.21)	$(0.29)	$(0.43)

Basic and diluted income per share from discontinued operations	$0.00	$0.03	$0.01	$0.05

Basic and diluted net loss per share	$(0.09)	$(0.18)	$(0.28)	$(0.38)

Shares used to compute basic and diluted income (loss) per share	25,135	15,744	20,972	15,743

Comprehensive loss:
Net loss	$(2,237)	$(2,799)	$(5,768)	$(5,988)
Unrealized gain on investments	—	—	—	28
Foreign currency translation adjustment	173	(24)	(244)	(203)

Total comprehensive loss	$(2,064)	$(2,823)	$(6,012)	$(6,163)

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,162	$20,550
Accounts receivable, net of allowances of $505 and $689 as of September 30, 2009 and December 31, 2008, respectively	9,083	8,665
Inventories	6,587	5,065
Income taxes receivable	890	—
Other current assets	1,771	1,139

Total current assets	24,493	35,419
Equity investments	1,449	2,244
Property and equipment, net	573	1,236
Intangible assets, net	22,738	307
Goodwill	21,895	—
Other assets	1,048	1,932

Total assets	$72,196	$41,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,207	$3,555
Liability to related parties	1,029	—
Accrued compensation and related benefits	1,847	1,763
Accrued restructuring and other charges	1,171	1,576
Accrued professional fees	1,457	1,419
Accrued royalties	551	475
Accrued sales tax related expenses	347	330
Other accrued expenses	1,999	1,959
Income taxes payable	440	411

Total current liabilities	14,048	11,488

Long-term liability to related parties	7,959	—
Deferred tax liability	3,585	1,340
Long-term income taxes payable	503	184
Commitments and contingencies (see Notes 10 and 11)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 40,000 shares authorized; 25,753 and 16,362 shares issued and 25,135 and 15,744 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	26	16
Additional paid-in capital	253,765	229,788
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(207,967)	(202,199)
Accumulated other comprehensive income	3,054	3,298

Total stockholders’ equity	46,101	28,126

Total liabilities and stockholders’ equity	$72,196	$41,138

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,768)	$(5,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(305)	(826)
Deferred income taxes	(1,986)	(2)
Depreciation and amortization	711	216
Gain on disposal of property and equipment	(1,264)	—
Stock compensation expense	203	242
Loss on equity investments	795	—

Changes in operating assets and liabilities:
Accounts receivable	2,582	2,004
Inventories	383	(1,704)
Other assets	104	(352)
Income taxes receivable	194	—
Accounts payable	(283)	(381)
Accounts payable to related parties	71	—
Accrued expenses	(211)	283
Other Liabilities	(76)	—
Income taxes payable	125	(47)

Net cash used in operating activities from continuing operations	(4,725)	(6,555)
Net cash used in operating activities from discontinued operations	(128)	(350)

Net cash used in operating activities	(4,853)	(6,905)

Cash flows from investing activities:
Capital expenditures	(271)	(534)
Cash paid for Hirsch acquisition	(14,167)	—
Cash acquired in HIRSCH acquisition	3,275	—
Proceeds from sale of assets, net	2,087	—
Maturities of short-term investments	—	13,873

Net cash provided by (used in) investing activities	(9,076)	13,339

Cash flows from financing activities:
Proceeds from issuance of equity securities	—	18

Net cash provided by financing activities	—	18

Effect of exchange rates on cash and cash equivalents	(459)	(32)

Net increase (decrease) in cash and cash equivalents	(14,388)	6,420
Cash and cash equivalents at beginning of period	20,550	18,600

Cash and cash equivalents at end of period	$6,162	$25,020

Supplemental disclosures of cash flow information — cash paid for:
Income taxes	$246	$175

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of SCM Microsystems, Inc.’s (“SCM” or “the Company”) financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
     On April 30, 2009, SCM acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the April 30, 2009 acquisition. As a result of the timing of this acquisition, the Company’s condensed consolidated results for the periods presented are not directly comparable.
Discontinued Operations
     During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital Television solutions (“DTV solutions”) business. During 2003, the Company completed two transactions to sell its retail Digital Media and Video business.
     In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant and Equipment (“ASC 360-10”), for the periods ended September 30, 2009 and 2008, these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation. See Note 4 for further discussion of these transactions.
Recent Accounting Pronouncements and Accounting Changes
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 became effective for SCM for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 does not have an impact on the Company’s financial statements.
     On January 1, 2009, SCM adopted ASC Topic 805-10, Business Combinations (“ASC 805-10”). Under ASC 805-10, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of ASC 805-10 changes the Company’s accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, SCM adopted ASC Topic 810-10, Consolidation (“ASC 810-10”). ASC 810-10 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10 is effective for SCM on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of September 30, 2009, SCM did not have any minority interests.
     SCM adopted ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis, on January 1, 2009 and adopted ASC 820-10, as it relates to all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), on January 1, 2008. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of ASC 820-10 did not have a significant impact on the Company’s consolidated financial statements.
     ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on the Company’s judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:
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
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of September 30, 2009, the Company had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,927	$—	$—	$1,927	$9,426	$—	$—	$9,426
     Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of September 30, 2009 are as follows (in thousands); none existed as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$21,895	$21,895
Acquired intangibles — Hirsch Acquisition	—	—	22,333	22,333

Total:	$—	$—	$44,228	$44,228

     The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, as per ASC 820-10. The fair value of acquired trade names and existing technology was determined using relief from royalty approach and the fair value of the acquired company’s customer relationships was determined excess earnings approach. See Note 2 for discussion of this acquisition. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.
     As of September 30, 2009 and December 31, 2008, there were no liabilities that are measured and recognized at fair value on a recurring basis.
2. Acquisition of Hirsch Electronics
     In accordance with the Agreement and Plan of Merger entered into on December 10, 2008 (the “Merger Agreement”), by and among SCM, Hirsch and two wholly-owned subsidiaries of SCM, on April 30, 2009 (the “closing date” or the “acquisition date”) SCM acquired Hirsch through a two-step merger, pursuant to which Hirsch became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of SCM (the “acquisition”).
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
     In exchange for all of the outstanding capital stock of Hirsch, SCM paid approximately $14.2 million in cash, issued approximately 9.4 million shares of SCM common stock, and issued warrants to purchase approximately 4.7 million shares of SCM common stock at an exercise price of $3.00 with a five-year term, exercisable for two years following the third anniversary of the closing date. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the acquisition was converted into a warrant to purchase the number of shares of SCM common stock equal to the number of shares of Hirsch common stock that could have been purchased upon the full exercise of such warrants, multiplied by the conversion ratio of 3.307888, rounded down to the nearest whole share. The per share exercise price for each converted warrant to purchase SCM common stock was determined by dividing the per share exercise price of the Hirsch common stock subject to each warrant as in effect immediately prior to the effective date of the acquisition by the conversion ratio, and rounding that result up to the nearest cent. The conversion ratio was obtained by dividing the estimated aggregate value of the acquisition consideration per share of Hirsch common stock, by the 30-day volume weighted average price of SCM’s common stock (as reported on the NASDAQ Stock Market during the 30 days preceding the day prior to the day of the effective date of the acquisition).
     After giving effect to the acquisition of Hirsch, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. Lawrence Midland, a former Hirsch director and President of the Hirsch subsidiary, joined SCM’s Board of Directors on May 1, 2009 and also became an executive officer of SCM. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM immediately following the acquisition. Other than the addition of Mr. Midland, SCM’s executive staff remained unchanged as a result of the acquisition.
     The acquisition is accounted for under the acquisition method of accounting under ASC 805-10. Under this method of accounting, the total purchase consideration is measured at fair value as of the acquisition date when control is obtained, which for the acquisition of Hirsch was determined to be April 30, 2009. SCM has obtained a third-party valuation report to calculate the fair value of the consideration transferred and to measure the identifiable intangible assets acquired and liabilities to related parties assumed. The total purchase consideration was determined to be $38.0 million as of the acquisition date. The following table summarizes the consideration paid for Hirsch and the amounts of the assets acquired and liabilities assumed at the acquisition date. The fair value of the shares of SCM common stock issued in connection with the acquisition was determined using the closing price of SCM’s common stock as of the acquisition date of $2.37 per share.
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

     As the Company finalizes certain valuation assumptions, adjustments may be recorded in the related purchase price allocation. There were no changes during the third quarter of 2009.
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

     Following the acquisition, Hirsch Electronics LLC has become part of the U.S. tax group of the SCM entities. Accordingly, the deferred tax liability of $1.7 million, as described above, has been netted with SCM’s existing deferred tax assets. The carrying value of SCM’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before SCM is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $1.7 million with SCM’s existing deferred tax assets, there is a $1.7 million release of SCM’s valuation allowance. In accordance with ASC 805-10, the release of the valuation allowance was booked as a tax benefit in the 2009 second quarter financial statements.
     Management evaluates the realizability of the deferred tax assets quarterly. At September 30, 2009, SCM has recorded valuation allowances against all of its net deferred tax assets. The deferred tax assets are still available for SCM to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the effective tax rate. Actual operating results and the underlying amount and category of income in future years could render SCM’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on the Company’s financial position or results of operations.
     Pro forma financial information:
     The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the April 30, 2009 date of acquisition. As a result of the timing of this acquisition, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the acquisition had been completed as of the date indicated, and should not be taken as representative of future consolidated results of operations or financial condition of SCM. The unaudited pro forma financial information in the table below summarizes the combined results of operations of SCM and Hirsch, as though the acquisition had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.
     Pro forma results of operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$13,334	$12,571	$36,110	$37,126
Net loss	(2,237)	(4,321)	(8,646)	(8,659)

Weighted average common shares outstanding used in loss per common share — basic and diluted	25,135	25,135	25,135	25,134

Net loss per common share — basic and diluted	$(0.09)	$(0.17)	$(0.34)	$(0.34)

3. Stock Based Compensation and Warrants
     The Company has a stock-based compensation program that provides its Board of Directors discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year and some vesting 1/12th per month, commencing four years from the date of grant.
     As of September 30, 2009, an aggregate of approximately 2.8 million shares of the Company’s common stock was reserved for future issuance under the Company’s stock option plans, of which 2.3 million shares were subject to outstanding options.

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
     The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September. 30,
	2009	2008	2009	2008

Cost of revenue	$(4)	$6	$9	$16

Research and development	(14)	12	13	36
Selling and marketing	25	30	99	92
General and administrative	5	70	82	98

Stock-based compensation expense before income taxes	$12	$118	$203	$242
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$12	$118	$203	$242

Stock Option Plans
     The Company’s Director Option Plan and 1997 Stock Option Plan expired in March 2007, and options can no longer be granted under these plans. However, outstanding options granted under these plans remain exercisable in accordance with the terms of the original grant agreements.
     In November 2007, stockholders approved the 2007 Stock Option Plan, which authorizes the issuance of up to 1.5 million shares of the Company’s common stock pursuant to stock option grants. As of September 30, 2009, a total of 582,349 shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 2,260,094 shares were reserved for future issuance pursuant to outstanding options.
     In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of Common Stock reserved for issuance under the 2007 Stock Option Plan, resulting in an aggregate of 3.5 million shares.
     A summary of the activity under the Company’s stock option plans for the nine months ended September 30, 2009 is as follows:

					Weighted
			Weighted		Average
		Number of	Average	Aggregate	Remaining
	Available	Options	Exercise Price	Intrinsic	Contractual
	for Grant	Outstanding	per share	Value	Life (in years)

Balance at December 31, 2008	1,135,219	1,836,691	$6.51	$13,652	5.62

Options granted	(674,077)	674,077	$2.39	—	—
Options cancelled or expired	121,207	(250,674)	$12.07	—	—

Balance at September 30, 2009	582,349	2,260,094	$4.66	$163,714	5.61

Vested or expected to vest at September 30, 2009		2,043,628	$4.86	$133,911	5.53

Exercisable at September 30, 2009		1,049,785	$6.83	$6,034	4.74

     The weighted-average grant date fair value per option for options granted during both the three and nine months ended September 30, 2009 was $1.55 and $1.35, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2008 was $1.38 and $1.39, respectively. During the three and nine months ended September 30, 2009, no options were exercised. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0 and $1,500, respectively. Cash proceeds from the exercise of stock options were $0 and $18,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2009, there was $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.8 years.
     The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected volatility	78%	57%	73%	55%
Dividend yield	0	0	0	0
Risk-free interest rate	2.01%	2.87%	1.80%	2.72%
Expected term (in years)	4.00	4.00	4.00	4.00
     Expected Volatility: The Company’s computation of expected volatility for the three and nine months ended September 30, 2009 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.
     Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
     Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three and nine months ended September 30, 2009 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
     Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest and it reflects estimated forfeitures. ASC Topic 718-10, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Warrants
     As described in Note 2, as part of the consideration paid by SCM in connection with the acquisition of Hirsch, SCM issued approximately 4.7 million warrants at an exercise price of $3.00. In connection with the acquisition, SCM also issued warrants to purchase 205,072 shares of SCM common stock at exercise prices in the range between $2.42 and $3.03 with a weighted average exercise price of $2.79, in exchange for outstanding Hirsch warrants.
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
     In accordance with ASC 360-10, for the three and nine months ended September 30, 2009 and 2008, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.
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
     The operating results for the discontinued operations of the DTV solutions business for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating gain (loss)	$(2)	$32	$72	$26
Net income (loss) before income taxes	$(2)	$32	$87	$26
Income tax benefit (provision)	$—	$—	$—	$—
Income (loss) from discontinued operations	$(2)	$32	$87	$26
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
     The operating results for the discontinued operations of the retail Digital Media and Video business for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating loss	$(73)	$(58)	$(219)	$(202)
Net gain (loss) before income taxes	$(191)	$365	$(159)	$225
Income tax benefit	$232	$27	$262	$22
Gain from discontinued operations	$41	$392	$103	$247
     In April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK, which resulted in approximately $0.4 million gain on sale of discontinued operations in the second quarter of 2008.

5. Inventories
     Inventories consist of (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$2,176	$1,648
Work-in-process	578	—
Finished goods	3,833	3,417

Total	$6,587	$5,065

6. Equity Investments
     Equity investments consist of (in thousands):

	September 30,	December 31,
	2009	2008

TranZfinity, Inc.	$1,449	$2,244
     On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, Inc., a privately held Delaware corporation (“Tranzfinity”), pursuant to which the Company purchased a 33.7% ownership interest in Tranzfinity for an aggregate purchase price of $2.5 million. This investment is accounted for using the equity method of accounting. During third quarter 2009, the Company’s share in TranZfinity reduced to a 32.4% ownership interest due to additional shares issued by TranZfinity.
     As of the time of the initial investment, the purchase price exceeded SCM’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million. The difference was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles was mainly amortized in 2008 due to the nature of the intangibles. The equity-method goodwill is not amortized in accordance with ASC Topic 350-10, Intangibles — Goodwill and Other (“ASC 350-10”); however, it is analyzed for impairment, at least on an annual basis. In case of adverse circumstances arising which may impact the value of its investments, the Company also evaluates whether indications for impairment exist on a case by case basis.
     For the three and nine months ended September 30, 2009, the Company recorded a loss of $0.2 million and $0.8 million, respectively, for its share of the losses reported by TranZfinity.
7. Property and Equipment
     Property and equipment consists of (in thousands):

	September 30,	December 31,
	2009	2008

Building and leasehold improvements	$553	$1,734
Furniture, fixtures and office equipment	2,841	2,777
Automobiles	28	28
Purchased software	3,222	3,233

Total	6,644	7,772

Accumulated depreciation	(6,071)	(6,536)

Property and equipment, net	$573	$1,236

     Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively.
     The reduction in the amount of building and leasehold improvements resulted from the sale of the Company’s facility in India, which is described in detail in Note 10.
8. Goodwill and Intangible Assets
     Goodwill
     During the nine months ended September 30, 2009, the Company recorded goodwill of $21.9 million in connection with its acquisition of Hirsch. The goodwill is recorded in the reportable segment “Security and Identity Solutions”.
     In accordance with ASC 350-10, SCM tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. Management did not identify any impairment indicators during the three months ended September 30, 2009.
     Intangible Assets — Hirsch Acquisition
     As discussed in Note 2, during the nine months ended September 30, 2009, SCM acquired other intangible assets of $22.8 million in connection with the acquisition of Hirsch, of which $15.0 million are related to existing technology and customer relationships and are subject to amortization, and $7.8 million are related to trade names which are determined to have an indefinite useful life.
     Trade names are not subject to amortization in accordance with ASC 350-10; however, they are reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
     The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the Hirsch acquisition with definite lives:

		September 30, 2009
		Gross
	Amortization	Carrying	Accumulated
(in thousands)	Period	Value	Amortization	Net

Existing technology	15 years	$4,600	$(130)	$4,470
Customer relationships	15 years	$10,350	$(287)	$10,063

Totals		$14,950	$(417)	$14,533

     These intangible assets will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the three months ended September 30, 2009 was $0.2 million, of which $0.1 million was included in cost of revenue and $0.1 million was included in selling and marketing expense in the statements of operations. Amortization expense of these acquired intangible assets for the nine months ended September 30, 2009 was $0.4 million, of which $0.1 million was included in cost of revenue and $0.3 million was included in selling and marketing expense in the statements of operations.
     For the fourth quarter of 2009, amortization expenses for the intangible assets resulting from the Hirsch acquisition are expected to be $0.3 million. Amortization expenses of $1.0 million per year are expected for the years 2010 through 2023, and $0.3 million is expected for 2024.
     Intangible Assets — TranZfinity
     The Company entered into an Exclusive Cooperation Agreement on April 17, 2008 with TranZfinity (the “Cooperation Agreement”), which was amended in July 2009. Under the terms of the Cooperation Agreement, TranZfinity works with the Company to develop modular USB devices for the Company’s product portfolio and will supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company is obligated to pay TranZfinity an exclusivity fee of up to $0.8 million for the right to be the exclusive provider of those products, of which $0.3 million was paid in the fourth quarter of 2008 and $0.2 million was paid in the first quarter of 2009. The Company is recording amortization expense based on the estimated useful life.

		September 30, 2009			December 31, 2008
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Period	Value	Amortization	Net	Value	Amortization	Net

Exclusivity right	54 months	$500	$(95)	$405	$321	$(14)	$307
     In accordance with ASC 350-10, SCM’s intangible assets — TranZfinity are subject to amortization. SCM evaluates long-lived assets under ASC 360-10.
     Amortization expense related to these intangible assets was $29,000 and $0.1 million for the three and nine months ended September 30, 2009, respectively, and zero for the three and nine months ended September 30, 2008, respectively, and was included in the cost of revenue in the statements of operations.
     Estimated future amortization of intangible assets — TranZfinity is as follows (in thousands):

Fiscal Year	Amount
2009	$28
2010	114
2011	114
2012	114
2013	35

Total	$405

9. Restructuring and Other Charges
     Discontinued Operations
     During the three and nine months ended September 30, 2009, income from restructuring and other items related to discontinued operations was approximately $41,000 and $0.1 million, respectively.
     During the three and nine months ended September 30, 2008, income from restructuring and other items related to discontinued operations was approximately $46,000 and $0.6 million, respectively. In the second quarter of 2008, a termination payment and related transaction costs of approximately $0.5 million were incurred and the related restructuring accruals of approximately $0.9 million were released related primarily to an agreement to terminate our lease agreement for the premises leased in the UK. The transaction resulted in a net gain of approximately $0.4 million from discontinued operations in the second quarter of 2008.

     Accrued liabilities related to the Digital Media and Video restructuring actions and other activities during the nine months ended September 30, 2009 and during the year ended December 31, 2008 consist of the following (in thousands):

	Lease/Contract
	Commitments	Other Costs	Total
Balances as of January 1, 2008	$2,589	$349	$2,938

Provision for 2008	—	—	—
Changes in estimates	(594)	—	(594)

	(594)	—	(594)
Payments and other changes in 2008	(765)	(19)	(784)

Balances as of December 31, 2008	1,230	330	1,560

Provision for Q1 2009	—	—	—
Changes in estimates	(37)	—	(37)

	(37)	—	(37)
Payments and other changes in Q1 2009	(98)	(16)	(114)

Balances as of March 31, 2009	1,095	314	1,409

Provision for Q2 2009	—	—	—
Changes in estimates	(38)	—	(38)

	(38)	—	(38)
Payments and other changes in Q2 2009	(98)	18	(80)

Balances as of June 30, 2009	959	332	1,291

Provision for Q3 2009	—	—	—
Changes in estimates	(41)	—	(41)

	(41)	—	(41)
Payments and other changes in Q3 2009	(98)	15	(83)

Balances as of September 30, 2009	$820	$347	$1,167

     Continuing Operations
     Restructuring accruals from continuing operations were $4,000 and $16,000 as of September 30, 2009 and December 31, 2008, respectively.
10. Gain on Sale of Assets
     In September 2009, the Company sold its facility in India for cash of $1.8 million and recognized a pre-tax gain of $1.2 million on the transaction.
     In March 2009, the Company sold at auction certain non-strategic patents that are unrelated to its current business, for cash of $0.2 million, net of costs, and recognized a pre-tax gain of $0.2 million on the transaction.
11. Segment Reporting, Geographic Information and Major Customers
     ASC 280-10, Segment Reporting, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision makers are considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; Executive Vice President, Strategic Sales and Business Development; and President, Hirsch subsidiary.

     The Company’s continuing operations provide secure security and identity solutions in two primary market segments: Security and Identity Solutions (formerly called “Secure Authentication”) and Digital Media and Connectivity. The acquired Hirsch business has been included in the segment Security and Identity Solutions. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses or assets by segment. The Company does not include intercompany transfers between these two business segments for the purpose of assessing financial performance.
     Summary information by segment for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Security and Identity Solutions:
Net revenue	$12,508	$5,873	$26,479	$15,758
Gross profit	6,069	2,748	12,999	7,172
Gross profit %	49%	47%	49%	46%

Digital Media and Connectivity
Net revenue	$826	$520	$2,971	$3,619
Gross profit	325	162	1,080	1,244
Gross profit %	39%	31%	36%	34%

Total:
Net revenue	$13,334	$6,393	$29,450	$19,377
Gross profit	6,394	2,910	14,079	8,416
Gross profit %	48%	46%	48%	43%
     Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue
United States	$8,865	$2,655	$17,517	$7,214
Europe	2,903	2,064	7,544	7,151
Asia-Pacific	1,566	1,674	4,389	5,012

Total	$13,334	$6,393	$29,450	$19,377

% of net revenue
United States	66%	42%	59%	37%
Europe	22%	32%	26%	37%
Asia-Pacific	12%	26%	15%	26%

     Long-lived assets by geographic location as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Property and equipment, net:
United States	$251	$5
Europe	254	259
Asia-Pacific	68	972

Total	$573	$1,236

     The reduction in property and equipment, net results from the sale of the Company’s facility in India, which is described in detail in Note 10.
12. Commitments
     The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. Those lease agreements existing as of September 30, 2009 expire at various dates during the next five years.
     Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of September 30, 2009, purchase and contractual commitments due within one year were approximately $11.5 million, and additional purchase and contractual commitments due within two years were approximately $1.0 million.
     SCM provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. SCM currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from SCM’s estimates, adjustments to recognize additional cost of sales may be required in future periods. As of September 30, 2009, no material accruals for warranties were recorded.
13. Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss from continuing operations	$(2,317)	$(3,267)	$(6,073)	$(6,814)
Income (loss) from discontinued operations	80	468	305	826
Net loss	$(2,237)	$(2,799)	$(5,768)	$(5,988)

Shares used in income (loss) per common share — basic	25,135	15,744	20,972	15,743
Net income (loss) per common share — basic and diluted
Continuing operations	$(0.09)	$(0.21)	$(0.29)	$(0.43)
Discontinued operations	$0.00	$0.03	$0.01	$0.05

Net loss per common share — basic and diluted	$(0.09)	$(0.18)	$(0.28)	$(0.38)

     The computation of diluted net income per common share for the three and nine months ended September 30, 2009 excludes the effect of the potential exercise of options to purchase approximately 1,000 and 2,000 shares, respectively, because the effect would be anti-dilutive in periods when there is a net loss. The computation of diluted net income per common share for the three and nine months ended September 30, 2009 also excludes the effect of the potential exercise of options to purchase approximately 2.3 million and 2.0 million shares of common stock, respectively, because the option exercise price was greater than the average market price of the shares and the effect would have been anti-dilutive.
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
14. Related Party Transactions
     Prior to the acquisition of Hirsch by SCM, effective November 1994 Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Under the terms of a previous agreement, Hirsch had purchased the exclusive rights to certain patents and technology from Secure Keyboards and Secure Networks.
     Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s President Lawrence Midland, who is now an Executive Vice President and director of SCM. Following the acquisition, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.
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
     During the period from April 30, 2009 to September 30, 2009, $0.3 million expense was recognized by SCM in its statement of operations for the interest accreted on the discounted liability amount.
     On September 21, 2009, SCM announced it had entered into a business combination agreement with Bluehill ID AG, a Swiss industrial holding group (“Bluehill ID”) focused on investments in the radio frequency identification (RFID)/identification and security industries, pursuant to which the Company will make an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares in exchange for shares of SCM common stock. As of November 9, 2009, Lincoln Vale European Partners (“Lincoln Vale”) beneficially owned and had the right to vote approximately 6.1% of the outstanding shares of SCM common stock, and approximately 9.8% of the outstanding bearer shares in Bluehill ID. Upon the closing of the offer to Bluehill ID shareholders, it is anticipated that Lincoln Vale will beneficially own approximately 7.8% of the outstanding shares of SCM common stock. Dr. Hans Liebler, one of SCM’s directors, is a partner of Lincoln Vale and may be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares beneficially owned by Lincoln Vale.
     As of November 9, 2009, Bluehill ID beneficially owned and had the right to vote 1,201,004 shares of SCM common stock and Ayman Ashour, Bluehill ID’s CEO and President of its board of directors, beneficially owned 104,000 shares, and Bluehill ID and Mr. Ashour, collectively, beneficially owned approximately 5.2% of the currently outstanding shares of SCM common stock. Upon the closing of the offer to Bluehill ID shareholders, it is anticipated that Mr. Ashour will be appointed to serve as executive chairman of SCM’s Board of Directors.
15. Legal Proceedings
     From time to time, the Company could become subject to claims arising in the ordinary course of business or be named as a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
     The terms “SCM,” the “Company,” “we” and “us” refer to SCM Microsystems, Inc. and its subsidiaries, unless otherwise specified.

Overview
Highlights of the Third Quarter, Ending September 30, 2009:
•	Financial results for the 2009 third quarter include the results of the Hirsch business, which we acquired on April 30, 2009 and consolidated as a wholly-owned subsidiary.

•	Net revenue rose to $13.3 million in the third quarter of 2009, a substantial increase compared to the same quarter a year earlier due primarily to new revenue from Hirsch. Excluding Hirsch, revenues were relatively unchanged from the previous year.

•	On a continuing basis, SCM overall posted an after-tax loss of $(2.3) million in the third quarter of 2009 compared to a loss of $(3.3) million in the same quarter of the previous year. Our net loss for the third quarter of 2009 was $(2.2) million, compared to a loss of $(2.8) million in the third quarter of 2008.

•	On September 21, 2009, we announced that we have entered into a business combination agreement with Bluehill ID AG, a Swiss industrial holding group focused on investments in the radio frequency identification (RFID)/identification and security industries. We currently expect the transaction to close in early 2010.
Narrative Summary of the 2009 Third Quarter
     During the third quarter of 2009, we continued our integration of the Hirsch business and completed the closure of our Fremont, California office and the move of our U.S. headquarters to Hirsch’s headquarters in Santa Ana, California. Our focus in the integration has been on creating synergies within our sales and marketing organizations to accelerate the acquisition of new customers, expand our mutual distribution channels and introduce new products in target markets.
     With the addition of revenues from Hirsch, net revenue increased 109% in the third quarter of 2009 compared with the third quarter of 2008. Excluding Hirsch, revenues were relatively unchanged from the previous year. Sales of our smart card reader products in the U.S. and Asia remained relatively strong and rose sequentially in the third quarter of 2009, but were lower compared with the same quarter of the previous year. Sales of smart card reader products were higher year over year in Europe and benefitted from a large order for an ID project in Spain. At the same time, sales of our eHealth terminals for the electronic healthcard program in Germany were lower than expected, due to slow adoption within the initial test region and the transition in administration following the country’s recent national elections.
     Our overall gross margin rose to 48% in the 2009 third quarter from 46% in the same quarter of 2008, as our revenue mix improved due to inclusion of higher-margin products from Hirsch as well as in our Digital Media and Connectivity business. At the same time, operating expenses were 61% higher in the third quarter of 2009 compared with the third quarter of 2008, primarily due to the inclusion of operating expenses relating to the Hirsch business, as well as $0.8 million in transaction expenses related to our proposed acquisition of Bluehill ID and $0.5 million in severance costs for our former CFO, Stephan Rohaly, offset by a $1.2 million pre-tax gain on the sale of our office building in India. Excluding the incremental expenses relating to the Hirsch business and the one-time expenses and credits described above, operating expenses decreased year over year and were flat with the previous quarter. We posted an after-tax loss of $(2.3) million from continuing operations in the third quarter of 2009, compared to a loss of $(3.3) million in the third quarter of 2008. Our net loss for the quarter was $(2.2) million, compared to $(2.8) million in the same quarter of the prior year.
     Cash and cash equivalents were $6.2 million at the end of the 2009 third quarter, up $0.9 million from $5.3 million at the end of the second quarter of 2009. The increase in cash in the third quarter primarily resulted from the gain on the sale of our office building in India during the quarter.

Company Background
     SCM is a global provider of security and identity solutions for secure access, secure identity and secure exchange. For organizations and individuals that need to secure their digital assets, electronic transactions and facilities, SCM provides solutions that cut costs and reduce risk and liabilities. Instead of providing only a piece of the puzzle, our offerings are broad and integrated, enabling complete solutions that allow customers to turn to a single source to meet all their security and identity management challenges. We were incorporated in 1996 under the laws of the state of Delaware.
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
     SCM’s shares are traded on the NASDAQ exchange in the U.S. (symbol: SCMM) and the regulated market (“Prime Standard”) of the Frankfurt Stock Exchange in Germany (symbol: SMY).
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
     As part of our growth strategy, we have adopted a more active approach to partnering with other companies that can provide complementary resources and strengths. For example, in April 2008, we began working with TranZfinity, a provider of e-payment transactions solutions, to develop our @MAXX® family of contactless readers and to provide application services for those readers. On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, pursuant to which we purchased 10 million shares of TranZfinity common stock, or 33.7% of TranZfinity’s outstanding shares (16.67% on a fully diluted basis), for an aggregate purchase price of $2.5 million. The transaction closed on October 2, 2008. We also entered into a Stockholders Agreement with TranZfinity and certain other stockholders of TranZfinity, which sets forth certain rights and privileges of SCM and the other stockholders of TranZfinity, including rights and privileges with respect to the composition of TranZfinity’s board of directors.
     An additional component of our growth strategy is to actively seek merger and acquisition opportunities to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities, such as the acquisition of Hirsch, which was completed during the second quarter of 2009. We believe our acquisition of Hirsch supported our growth strategy, as it nearly doubled our revenues, helped further diversify our customer base and positioned our company to better address the growing market demand for solutions that address both IT security and physical access, a trend referred to in the security industry as “convergence.” During the third quarter of 2009, we announced our intention to acquire Bluehill ID, a Swiss industrial holding group focused on investments in the RFID/identification and security industries. We believe that combining with Bluehill ID will allow us to accelerate our development of a leadership position in contactless markets and technology and will further diversify our business geographically.
     On April 30, 2009, we completed our acquisition of Hirsch, a private California corporation that manufactures and sells physical access control and other security management systems. Following the acquisition, Hirsch became a Delaware limited liability company and wholly-owned subsidiary of SCM. In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of SCM common stock and issued warrants to purchase approximately 4.7 million shares of SCM common stock as consideration in connection with the Hirsch acquisition. Further details of the acquisition are described in Note 2 to the financial statements included in this Quarterly Report on Form 10-Q. Following the acquisition, former Hirsch shareholders beneficially own approximately 37% of the shares of SCM common stock outstanding. Upon the closing of the acquisition, Lawrence Midland, a former Hirsch director and current President of Hirsch, joined SCM’s Board of Directors and became an Executive Vice President of SCM. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of SCM.
     As a result of our April 30, 2009 acquisition of Hirsch, Hirsch’s operating results have been included in our consolidated results since April 30, 2009, and will continue to be included in our consolidated results going forward.
     Upon the closing of the offer to the Bluehill ID shareholders, it is currently anticipated that we will increase the size of our Board of Directors from seven to nine directors, and include three appointees of Bluehill ID — Ayman S. Ashour, Dr. Cornelius Boersch and Daniel S. Wenzel — who are expected to be appointed to our Board of Directors as of the closing of the offer, with Mr. Ashour serving as Executive Chairman of our Board of Directors. Werner Koepf, the current Chairman of our Board of Directors, is expected to resign upon the closing of the offer. Effective September 30, 2009, Stephan Rohaly resigned from his position as our Vice President Finance, Chief Financial Officer and Secretary, and Martin Wimmer was appointed by our Board of Directors to serve as interim Chief Financial Officer, in addition to retaining his current position of Vice President Finance, until a new Chief Financial Officer is named.
Trends in our Business
Sales Trends
     The ongoing global recession and economic uncertainty has created a broader cautionary environment for us and for our customers and has resulted in decreased or delayed orders for our products across geographic markets. We believe sales to some markets will continue to be constricted until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves. Despite the continued sluggishness of security and identity programs during the third quarter of 2009, our revenue increased 109% compared to the third quarter of 2008, primarily as a result of our acquisition of Hirsch and investments made in key markets and regions.
     We believe that our acquisition of Hirsch has strengthened our performance across multiple financial metrics, our ability to capture new and existing sales opportunities and our overall business profile. As a result of the inclusion of Hirsch operating results, sales more than doubled in our Security and Identity Solutions business and overall gross profit margin increased by two percentage points in the third quarter of 2009 compared with the third quarter of 2008. The integration of Hirsch and SCM is proceeding as planned: sales and marketing cross training has been completed; integrated finance systems, including reporting processes, are in place or in process; and we have completed the move of our U.S. headquarters to Hirsch’s Santa Ana, California headquarters and the subsequent closure of our Fremont, California facility.
     In the U.S. government market, sales of our smart card reader products for PC and network access by military and federal employees has been an important component of our overall revenue composition. In addition to normal variability in demand quarter to quarter, in recent periods, project and budget delays in the U.S. government sector and the rapid shift towards lower cost embedded chips rather than external smart card readers by laptop and keyboard manufacturers servicing the U.S. government sector have constricted our sales in this market. The U.S. government sector is also an important market for our Hirsch business, but Hirsch’s sales model is more focused on the provision of integrated systems, rather than point solutions, and is generally less susceptible to variability from project delays and other factors. In the 2009 third quarter, sales from the Hirsch business were up compared with the third quarter of 2008, and a significant percentage of Hirsch sales related to projects at federal government agencies. We believe that our acquisition of Hirsch creates a substantially more stable and consistent revenue profile for SCM in the U.S. government sector, given Hirsch’s sales model. We further believe that Hirsch’s ability to offer complete systems and professional services complements and strengthens SCM’s competitive position and provides significant new opportunities for incremental revenue growth.
     In Europe, over the next several quarters we believe our most significant revenue opportunity comes from the new electronic health card program in Germany. Deployment of electronic health insurance cards to Germany’s 82 million citizens began in 2008 and the German government began distribution of card reader terminals for the program in April 2009. Our government-certified eHealth terminals are used in hospitals, pharmacies, physicians’ offices, nursing homes and elsewhere to authenticate individual health card holders, allow them access to healthcare services and manage medical records and insurance information. During the third quarter of 2009 however, although SCM continued to be one of the most significant supplier of eHealth terminals purchased for Germany’s electronic healthcard rollout, sales were lower than expected due to slower than anticipated adoption within the initial test region and a slowdown in the program following the country’s recent national elections as a new coalition government reviews its priorities. While we believe that the opportunity exists to sell higher volumes of terminals once the German eHealth program is fully underway, the amount and timing of any increase in volume is uncertain due to the current lack of support from the German government.
     In other markets, the weak economic environment in Europe continues to constrict sales to both established and new customers. In general, smart-card based security projects in all sectors are experiencing delays or are limited in scale. At the same time, sales development activities we initiated 12 to 18 months ago as part of our strategy to broaden our market and geographic penetration are resulting in higher customer engagement than in past periods. During the third quarter of 2009, we fulfilled a large order for smart card readers to support a national ID program in Spain. Additionally, additional support for Hirsch’s market development activities has resulted in increased sales of Hirsch products in Europe in the third quarter.
     In Japan, the weak economic environment also continued to constrict sales. Outside Japan, we have focused on adding new distribution partners in to penetrate new geographic markets in Asia and have added sales resources and applied a more systematic and focused approach to sales in countries such as China, India, Malaysia, the Philippines and Thailand.
     In our business, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card reader products, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. Additionally, we are dependent on a small number of customers in our Security and Identity Solutions business overall for a significant portion of our revenues.
     Sales of our Digital Media and Connectivity products are less subject to variability based on market or project demands than sales in our Security and Identity Solutions business; however, we are dependent on a very small number of customers in this product segment, which can result in fluctuations in sales levels from one period to another. The increasing popularity of on-line photo finishing sites and the economic downturn has resulted in lower demand for retail photo kiosks, which utilize our media readers.
Gross Profit Margin Trends
     Our acquisition of Hirsch has resulted in an increase in our gross profit margin, as Hirsch’s sales typically yield margins that are higher than sales of the SCM smart card reader products. We expect that our gross profit margin will continue to benefit from this more favorable mix of products going forward. Additionally, we have implemented ongoing cost reduction programs to address pricing pressure in our business and these programs have generally resulted in ongoing improvements to our product margins. We believe we should be able to offset ongoing pricing pressure and material cost increases with continual improvements in our supply chain systems.
Operating Expense Trends
     Our operating expenses in the third quarter of 2009 reflect the addition of expenses for the Hirsch business, as well as approximately $0.8 million in transaction costs relating to our proposed acquisition of Bluehill ID and $0.5 million in severance costs for our former chief financial officer Stephan Rohaly, partially offset by a $1.2 million gain from the sale of our office building in India. Excluding the incremental expenses related to the Hirsch business and the one-time expenses and credits described above, operating expenses decreased year over year and were flat with the previous quarter.
     During 2008, we increased research and development investment in order to develop card reader terminals for the electronic health card program in Germany and new products for the contactless market, and the majority of this work has now been completed. Similarly, Hirsch also increased its engineering investment over the last several quarters to develop its next generation of controllers, and we expect that research and development expenses in our business will decrease from current levels once the development of these controllers is completed. As part of our growth strategy, we have also made significant investments to build up sales resources and create business development programs both in our traditional markets and also in the contactless market, particularly in Asia and Latin America. We believe that currently we have sufficient resources in place to address the market opportunities in our current business, including new opportunities with Hirsch, and that sales and marketing expenses will remain relatively steady going forward. Over the last 12 months, acquisition-related costs have been a significant factor in the increase in general and administrative expenses. This may continue, as pursuing merger and merger and acquisition opportunities is a component of our growth strategy. Going forward, we will continue to closely manage our expenses, particularly general and administrative.
Results of Operations
     The comparability of our operating results in the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008 is primarily impacted by our acquisition of Hirsch on April 30, 2009. For the first nine months of 2009, only five months of operating results from the acquired Hirsch business are included.
     Net Revenue. Summary information by business segment for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

			% change			% change
	Three months ended		period to	Nine months ended		period to
	September 30,		period	September 30,		period
	2009	2008		2009	2008
Security and Identity Solutions
Revenue	$12,508	$5,873	113%	$26,479	$15,758	68%
Gross profit	6,069	2,748		12,999	7,172
Gross profit %	49%	47%		49%	46%

Digital Media and Connectivity
Revenue	$826	$520	59%	$2,971	$3,619	(18)%
Gross profit	325	162		1,080	1,244
Gross profit %	39%	31%		36%	34%

Total:
Revenue	$13,334	$6,393	109%	$29,450	$19,377	52%
Gross profit	6,394	2,910		14,079	8,416
Gross profit %	48%	46%		48%	43%
     Net revenue for the third quarter of 2009 was $13.3 million, up 109% from $6.4 million for the same period of 2008. The increase in third quarter revenue year over year was primarily the result of incremental revenues from the acquired Hirsch business. Excluding Hirsch, revenues were relatively unchanged from the previous year. For the first nine months of 2009, net revenue was $29.5 million, up 52% from revenue of $19.4 million for the first nine months of 2008. The increase in revenue for the first nine months of 2009 compared with the prior year period resulted from incremental revenues from our acquisition of Hirsch in the second quarter of 2009, partially offset by lower sales of our smart card reader products in the first nine months of 2009.
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
     Revenues in our Security and Identity Solutions business were $12.5 million in the third quarter of 2009, up 113% from $5.9 million in the third quarter of 2008. This increase was primarily due to the inclusion of incremental revenues from the acquired Hirsch business. Sales of SCM smart card reader products were also higher in Europe, offset by lower sales in the U.S. and Asia. Hirsch sales in the third quarter were up year over year and included increases in both product and services revenue. In addition to strong sales in the U.S. for government agency deployments, focus on building channels and relationships in Europe and Asia resulted in new revenue streams for Hirsch in these regions in the third quarter of 2009. The decrease in sales of SCM smart card reader products in the U.S. and Asia was primarily the result of variability in the timing of orders. Higher sales in Europe were the result of similar variability, and in particular benefitted from a large order for an ID project in Spain. At the same time, European sales of our CHIPDRIVE business productivity products aimed at small and medium enterprises continued to be depressed as a result of the weak economic environment. Additionally, although SCM continued to be one of the most significant supplier of eHealth terminals Germany’s electronic healthcard rollout, sales were lower than expected due to slower than anticipated adoption within the initial test region and a slowdown in the program following the country’s recent national elections as a new coalition government reviews its priorities.
     For the first nine months of 2009, revenues in our Security and Identity Solutions business were $26.5 million, up 68% from $15.8 million for the first nine months of 2008. The increase in revenues in the first nine months of 2009 compared with the prior year was primarily due to the inclusion of incremental revenues from the acquired Hirsch business beginning in the second quarter of 2009. European sales of SCM smart card reader products were relatively unchanged in the first nine months of 2009 compared with the prior year, while sales of SCM smart card reader products in Asia were down approximately 13%.
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
     Revenues in our Digital Media and Connectivity business were $0.8 million in the third quarter of 2009, an increase of 59% from $0.5 million in the same period of 2008. For the first nine months of 2009, sales in our Digital Media Reader business were $3.0 million, down 18% from sales of $3.6 million for the first nine months of 2008, primarily as a result of reduced consumer usage of photo kiosks due to the economic downturn and competition with on-line photo finishing sites.
     Gross Profit. Gross profit for the third quarter of 2009 was $6.4 million, or 48% of revenue, compared with $2.9 million, or 46% of revenue in the third quarter of 2008. For the first nine months of 2009, gross profit was $14.1 million, or 48% of revenue, compared with $8.4 million, or 43% of revenue for the first nine months of 2008. Gross profit in the three and nine months ended September 30, 2009 was positively impacted by the inclusion of sales of higher-margin Hirsch products in the 2009 periods.
     Gross profit for our Security and Identity solutions was 49% of revenue for the third quarter of 2009, compared with 47% for the third quarter of 2008. The increase in the third quarter of 2009 was primarily attributable to the inclusion of sales of higher-margin Hirsch products.
     Gross profit for our Digital Media and Connectivity products was 39% for the third quarter of 2009, compared with 31% for the third quarter of 2008. The increase was primarily related to higher margin business in the 2009 third quarter.
     Overall gross profit for the first nine months of 2009 compared with the first nine months of 2008 was favorably impacted by the inclusion of sales of higher-margin Hirsch products and the relative stability of gross profit in our Digital Media and Connectivity business.
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

     Operating Expenses.
     Research and Development.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(In thousands)	2009	2008	period	2009	2008	period

Expenses	$1,518	$980	55%	$3,776	$3,058	23%
Percentage of total revenues	11%	15%		13%	16%
     Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Figures for the first nine months of 2009 include five months of expenses from our acquired Hirsch business.
     Research and development expenses in the third quarter of 2009 were $1.5 million, or 11% of revenue, compared with $0.9 million, or 15% of revenue in the third quarter of 2008, an increase of 55%. For the first nine months of 2009, research and development expenses were $3.8 million, or 13% of revenue, compared with $3.1 million, or 16% of revenue in the first nine months of 2008, an increase of 23%. Higher research and development expenses in the three and nine months ended September 30, 2009 compared with the same periods of 2008 were primarily due to the inclusion of additional expenses related to the Hirsch business. We expect that research and development expenses will generally decrease following the completion of development of Hirsch’s next generation controllers.
     Selling and Marketing.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(In thousands)	2009	2008	period	2009	2008	period

Expenses	$4,653	$2,280	104%	$10,635	$7,010	52%
Percentage of total revenues	35%	36%		36%	36%
     Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Figures for the first nine months of 2009 include five months of expenses related to our acquired Hirsch business.
     Selling and marketing expenses in the third quarter of 2009 were $4.7 million, or 35% of revenue, compared with $2.3 million, or 36% of revenue in the third quarter of 2008, an increase of 104%. For the first nine months of 2009, sales and marketing expenses were $10.6 million, or 36% of revenue, compared with $7.0 million, or 36% of revenue in the first nine months of 2008, an increase of 52%. Higher sales and marketing expenses in the three and nine months ended September 30, 2009 compared with the same periods of 2008 were primarily due to the inclusion of additional expenses related to the Hirsch business. Integration of our sales and marketing plans and activities for SCM and Hirsch businesses is under way and the closure of our Fremont, California office has been completed. Accordingly, we do not expect further increases in sales and marketing expenses going forward as a result of the acquisition of Hirsch.
     General and Administrative.

			% change			% change
	Three months ended September 30		period to	Nine months ended September 30		period to
(In thousands)	2009	2008	period	2009	2008	period

Expenses	$2,978	$1,697	75%	$7,665	$4,718	62%
Percentage of total revenues	22%	27%		26%	24%
     General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Figures for the first nine months of 2009 include five months of expenses related to our acquired Hirsch business.
     General and administrative expenses in the third quarter of 2008 were $3.0 million, or 22% of revenue, compared with $1.7 million, or 27% of revenue in the third quarter of 2008, an increase of 75%. For the first nine months of 2009, general and administrative expenses were $7.7 million, or 26% of revenue, compared with $4.7 million, or 24% of revenue in the first nine months of 2008, an increase of 62%. Higher general and administrative expenses in both the three and nine months ended September 30, 2009 compared with the same periods of 2008 were primarily due to the inclusion of additional expenses related to the Hirsch business, as well as transaction related costs of $1.4 million in the first quarter, $0.5 million in the second quarter and $0.8 million in the third quarter of 2009, and severance costs of $0.5 million in the 2009 third quarter.
     Gain on Sale of Assets. During the third quarter of 2009, we recorded $1.2 million gain on the sale of our office building in India. During the first quarter of 2009, we recorded $0.2 million gain on the sale of certain non-core patents that were unrelated to our current business.
     Loss on Equity Investments. Net loss on equity investments of $0.2 million and $0.8 million during the three and nine months ended September 30, 2009, respectively, relate to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between SCM’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.
     Interest and Other Income (Expense), Net. This includes interest earned on invested cash, interest accretion on the liability to related parties and foreign currency gains or losses.
     In the third quarter of 2009, we recorded interest expense of $0.2 million, compared with interest income of $0.2 million for the third quarter of 2008. In the first nine months of 2009, interest expense was $0.3 million, compared with interest income of $0.6 million in the first nine months of 2008. Following the acquisition of Hirsch, during the period from the April 30, 2009 acquisition of Hirsch to September 30, 2009, $0.3 million expense was recognized for the interest accreted on the discounted liability amount to related parties (see Note 14).
     Foreign currency gains were $0.1 million in the third quarter of 2009 compared with foreign currency losses of $1.3 million in the third quarter of 2008. Foreign currency gains were $0.3 million in the first nine months of 2009 compared with foreign currency losses of $0.9 million for the first nine months of 2008. Our foreign currency gains and losses primarily resulted from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency gains and losses were predominantly non-cash items. Foreign exchange losses in the 2008 periods were primarily the result of the weakening of the euro versus the U.S. dollar, as measured at the end of each quarter.
     Income Taxes. For the third quarter of 2009, we recorded a tax provision of $0.4 million, which resulted primarily from the capital gains tax on the sale of our office building in India. For the first nine months of 2009, we recorded a tax benefit of $1.3 million, which resulted primarily from the accounting treatment following the acquisition of Hirsch, under which deferred tax liabilities of $1.7 million were netted against SCM’s existing deferred tax assets, and a $1.7 million release of SCM’s valuation allowance was recorded. In accordance with ASC 805-10, the release of the valuation allowance was recorded as a tax benefit in the financial statements for the second quarter of 2009.
     For the third quarter and first nine months of 2008, we recorded a provision for income taxes of $0.1 million and $0.2 million, respectively, primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.
     Discontinued Operations. On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Net revenue for the DTV solutions business was zero in each of the three and nine months ended September 30, 2009 and 2008. Operating loss for the DTV solutions business in the three months ended September 30, 2009 was $2,000. For the nine months ended September 30, 2009, operating gain was $0.1 million. Operating gain for the DTV solutions business for the three and nine months ended September 30, 2008 was $32,000 and $26,000, respectively.
     During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation. Net revenue for the retail Digital Media and Video business was zero in each of the three and nine months ended September 30, 2009 and 2008. Operating loss for the retail Digital Media and Video business was $0.1 million and $0.2 million, respectively, in the three and nine months ended September 30, 2009, and operating loss for the retail Digital Media and Video business was $0.1 and $0.2 million, respectively, in the three and nine months ended September 30, 2008.
     During the three and nine months ended September 30, 2009, the total net gain on the disposal of discontinued operations was $41,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2008, the total net gain on the disposal of discontinued operations was $44,000 and $0.6 million, respectively.

     Liquidity and Capital Resources
     As of September 30, 2009, our working capital, which we have defined as current assets less current liabilities, was $10.4 million, compared to $23.9 million as of December 31, 2008, a decrease of approximately $13.5 million. The reduction in working capital primarily reflects a cash payment for the Hirsch acquisition of $14.2 million, offset by an acquired cash balance from the acquisition of $3.3 million. The further reduction in cash and cash equivalents primarily resulted from operating activities. Current assets (excluding cash and cash equivalents) increased by $3.5 million and current liabilities increased by $2.6 million, also primarily as a result of including the assets and liabilities acquired in the Hirsch transaction.
     The following summarizes our cash flows for the nine months ended September 30, 2009 (in thousands):

Nine Months Ended
September 30,
2009
Cash used in operating activities from continuing operations	$(4,725)
Cash used by operating activies from discontinued operations	(128)
Cash used in investing activities	(9,076)
Effect of exchange rate changes on cash and cash equivalents	(459)

Decrease in cash and cash equivalents	(14,388)
Cash and cash equivalents at beginning of period	20,550

Cash and cash equivalents at end of period	$6,162

     During the first nine months of 2009, cash used in operating activities was $4.9 million. The net loss of $5.8, the non-cash impact from changes in deferred income taxes of $2.0 million and the gain on disposal of property and equipment of $1.3 million was partly offset mainly by the non-cash impact of the loss on equity investments of $0.8 million and cash provided from net changes in operating assets and liabilities of approximately $2.9 million.
     Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.9 million at September 30, 2009. Inventory and other purchase commitments due within one year were approximately $11.5 million, and additional purchase and contractual commitments due within two years were approximately $1.0 million at September 30, 2009.
     The cash used in investing activities primarily reflects the cash payment for the Hirsch acquisition of $14.2 million, offset by an acquired cash balance of $3.3 million from the acquisition and the proceeds from sale of assets, net of $2.1 million primarily for the sale of our office building in India.
     Our liquidity plans are subject to a number of risks and uncertainties, including those described in the section “Risk Factors,” some of which are outside our control. As with many companies across various industries, our liquidity position and our operating performance were negatively affected by the global economic downturn and by other financial and business factors, many of which are beyond our control.
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
     Over the last year we also initiated various activities to preserve cash or generate additional cash. For example in the fourth quarter of 2008 we began selling certain non-strategic patents that are unrelated to our current business, which to date have generated $1.6 million in cash. During the third quarter of 2009, we sold our office building in Chennai, India and recorded a pre-tax gain of $1.2 million.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.
•	We recognize product revenue upon shipment provided that risk and title have transferred, a purchase order has been received, collection is determined to be reasonably assured and no significant obligations remain. Maintenance revenue is deferred and amortized over the period of the maintenance contract. Provisions for estimated warranty repairs and returns and allowances are provided for at the time products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material impact on our results of operations.

•	We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and inability to sell based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Once we have written down inventory below cost, we do not subsequently write it up.

•	Under ASC Topic 740-10, Income Taxes (“ASC 740-10”), we are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

•	The carrying value of our net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Management evaluates the realizability of the deferred tax assets quarterly. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

•	Resulting from the acquisition of Hirsch, we have recognized goodwill of $21.9 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of quoted market prices, the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any.

•	We evaluate our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

•	We use the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in unconsolidated entities consist of capital contributions plus our share of accumulated earnings of the entities, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees related to specifically identifiable intangible assets, which are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is generally evaluated for impairment on an annual basis. In case of adverse circumstances arising which may impact the value of our investments, we also evaluate whether indications for impairment exist on a case by case basis. Non-marketable equity investments are inherently risky. Their success is dependent on product development, market acceptance, operational efficiency, and other key business factors. Depending on future prospects, these companies may not be able to raise additional funds when the funds are needed or they may receive lower valuations, with less favorable terms than expected, and our investments would likely become impaired.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 became effective for us for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 does not have an impact on our financial statements.
     On January 1, 2009, we adopted Topic ASC 805-10, Business Combinations (“ASC 805-10”). Under ASC 805-10, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of ASC 805-10 changes our accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, we adopted ASC Topic 810-10 Consolidation (“ASC 810-10”). ASC 810-10 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of September 30, 2009, we did not have any minority interests.
     We adopted ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis, on January 1, 2009 and we adopted ASC 820-10, as it relates to all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis

(i.e., at least annually), on January 1, 2008. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of ASC 820-10 did not have a significant impact on our consolidated financial statements.
     ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on our judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:
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
     Short-term investments consist of corporate notes and United States government agency instruments and are classified as available-for-sale. These financial instruments are classified in Level 1 of the fair value hierarchy. As of September 30, 2009, we had no short-term investments.
     Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,927	$—	$—	$1,927	$9,426	$—	$—	$9,426
     Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of September 30, 2009 are as follows (in thousands); none existed as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$21,895	$21,895
Acquired intangibles — Hirsch Acquisition	—	—	22,333	22,333

Total:	$—	$—	$44,228	$44,228

     The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, we determined the appropriate unit of measure, the exit market and the highest and best use for the assets, in accordance with ASC 820-10. The fair value of trade names and existing technology acquired in the Hirsch acquisition was determined using relief from royalty approach and the fair value of Hirsch’s customer relationships was determined excess earnings approach. See Note 2 for further discussion of this acquisition. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.
     As of September 30, 2009 and December 31, 2008, there were no liabilities that are measured and recognized at fair value on a recurring basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no significant change in our exposure to market risk during the three months ended September 30, 2009. For discussion of SCM’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
     As of September 30, 2009, SCM carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our CEO and our then serving CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our CEO and our then serving CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or furnish under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This conclusion includes the fact that, on April 30, 2009, we acquired Hirsch. While the controls and procedures for our Hirsch subsidiary have yet to be fully integrated, we have yet to find anything that would change our conclusion as to the effectiveness of the Company’s disclosure controls. The overall goals of all of our evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Effective September 30, 2009, Stephan Rohaly resigned from his position as SCM’s Vice President Finance, Chief Financial Officer and Secretary. Martin Wimmer was appointed by SCM’s Board of Directors to serve as interim Chief Financial Officer, in addition to retaining his current position of Vice President Finance, until SCM’s Board of Directors names a new Chief Financial Officer. Therefore, while Mr. Rohaly supervised and participated in the evaluation, Mr. Wimmer is the current principal accounting officer that has certified as to Rule 13a-15(e).
(b)	Changes in Internal Controls over Financial Reporting
     In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the third quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we could become subject to claims arising in the ordinary course of business or be named a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Continuing disruption in the global financial markets may adversely impact SCM’s customers and customer spending patterns and we could experience heightened credit risk to our accounts receivable.
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
     The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts. For example, a significant portion of our revenues results from the sale of access control panels that include certain design elements that are more than a decade old. These controllers are typically used in a network architecture that may become outdated or obsolete. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.
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
     On September 21, 2009, we announced that we had signed a business combination agreement with Bluehill ID AG. This business combination will require approval from our stockholders and it is uncertain when the transaction will close, if at all.
     Any acquisition could expose us to significant risks. To be successful, SCM will need to combine and integrate the acquired business into our business. The combination of two companies is a complex, costly and time-consuming process. As a result, the combined company must devote significant management attention and resources to integrating the diverse business practices and operations of the acquired company into SCM. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits expected from the transaction. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of our two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline.
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
     We have a history of losses with an accumulated deficit of $208.0 million as of September 30, 2009. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.

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
     Our products are generally targeted at the government sector, commercial and industrial markets, OEM customers in the consumer electronics, digital photo processing and computer industries, as well as the financial sector and corporate enterprises. Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 50% of our revenue in the third quarter of 2009 and 58% of revenue in fiscal 2008. We expect that sales of our products to a relatively small number of customers will continue to account for a high percentage of our total sales for the foreseeable future, particularly in our Digital Media and Connectivity business, where approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first quarter of 2009, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.
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
     In addition to our corporate headquarters being located in Germany, we conduct a substantial portion of our business in Europe and Asia. Approximately 41% of our revenue for the nine months ended September 30, 2009 and 57% of our revenue for the year ended December 31, 2008 was derived from customers located outside the United States. Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:
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
     The new shares of SCM common stock issued as consideration in connection with the acquisition of Hirsch will begin to become saleable on October 31, 2009 and the warrants to purchase shares of SCM common stock will be exercisable for a two year period beginning on April 30, 2009. Consequently, after such time, a substantial number of additional shares of SCM common stock will be eligible for resale in the public market. Stockholders of SCM and former shareholders of Hirsch may not wish to continue to invest in the operations of the combined company after Hirsch’s acquisition by SCM, or for other reasons, may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market following the closing of the acquisition could adversely affect the market price of our stock.
You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.
     In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately 4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our proposed business combination with Bluehill ID, we plan to issue at least another 16,562,015 shares of SCM common stock as consideration for the outstanding bearer shares in Bluehill ID. From time to time, we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 60,000,000 shares of common stock. As of November 9, 2009, 25,134,985 shares of common stock were outstanding.
     In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of September 30, 2009, an aggregate of approximately 2.8 million shares of common stock was reserved for future issuance under all our stock option plans, of which 2.3 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.
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
     As of November 9, 2009, Lincoln Vale held approximately 6.1% of the outstanding shares of our common stock. As of October 1, 2009, Lincoln Vale also beneficially owned approximately 9.8% of the outstanding bearer shares in Bluehill ID. Upon the closing of the offer it is anticipated that Lincoln Vale will beneficially own approximately 7.8% of the outstanding shares of SCM common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may also be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares invested by Lincoln Vale in SCM. In addition, as of November 9, 2009, Lawrence Midland, a director and an executive vice president of SCM, held approximately 5% of our common stock. Mr. Midland’s shares are held in a family trust and in custodianship for his children, and he may be deemed to beneficially own the SCM shares. Accordingly, Dr. Liebler, Lincoln Vale and Lawrence Midland could each have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Dr. Liebler, Lincoln Vale and Lawrence Midland could each delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders.
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
     For example, in connection with our acquisition of Hirsch, a complaint was filed against the Company, Felix Marx and Hirsch, alleging multiple causes of action in connection with our acquisition of Hirsch and a pre-existing settlement agreement. This case was ultimately settled; however, other potential lawsuits could arise in connection with our acquisition activities that may be concluded in a manner adverse to us that could have a material adverse effect on our business, financial condition and results of operations.
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
     Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-

consuming and requires significant attention from our management and staff. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. We have found a material weakness in our internal controls in the past and we cannot be certain in the future that we will be able to report that our controls are without material weakness or to complete our evaluation of those controls in a timely fashion.
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
Risks Relating to the Proposed Business Combination with Bluehill ID
We may not realize all of the anticipated benefits of the business combination.
     To be successful after the business combination, SCM and Bluehill ID will need to integrate their current businesses, operations and structure. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined companies will be required to devote significant management attention and resources to integrating the diverse business practices and operations of SCM and Bluehill ID. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the expected benefits of the business combination. Failure to meet the challenges involved in successfully integrating the operations of SCM and Bluehill ID or otherwise to realize any of the anticipated benefits of the business combination could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause SCM’s stock price to decline. The difficulties of combining the operations of the companies include, among others:
•	maintaining employee morale and retaining key employees;

•	preserving important strategic and customer relationships;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information, communications and other systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of SCM and Bluehill ID.
     In addition, even if the businesses and operations of SCM and Bluehill ID are integrated successfully, the combined company may not fully realize the expected benefits of the business combination, including sales or growth opportunities that were anticipated, within the anticipated time frame, or at all. Further, because the businesses of SCM and Bluehill ID differ, the results of operations of the combined company and the market price of SCM common stock after the business combination may be affected by factors different from those existing prior to the business combination and may suffer as a result of the business combination. Cross product sales, increased geographical sales coverage and other synergies may not occur or develop to the extent envisioned for the future. As a result, we cannot assure you that the integration of the businesses and operations of SCM with Bluehill ID will result in the realization of the full benefits anticipated from the business combination.
Provisions of the business combination agreement between SCM and Bluehill ID may deter alternative business combinations.
     Restrictions in the business combination agreement prohibit, in certain contexts, SCM and Bluehill ID from soliciting any acquisition proposal or offer for a combination with any other party, including a proposal that could be advantageous to the stockholders of SCM when compared to the terms and conditions of the proposed transaction with Bluehill ID. In addition, if the business combination agreement is terminated under certain specified circumstances relating to effecting a business combination with a different party, depending upon the circumstances, we may be required to pay Bluehill ID a lump sum termination fee of $1.5 million or $2.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that could result in greater value to SCM stockholders than the business combination.
The amount of consideration in SCM’s offer to Bluehill ID shareholders is fixed and not subject to adjustment based on the market price of SCM common stock.
     Holders of bearer shares in Bluehill ID who tender their shares pursuant to the offer will receive 0.52 shares of SCM common stock for each bearer share in Bluehill ID tendered. The business combination agreement does not include an adjustment mechanism based on increases or decreases in the market price of SCM common stock for the determination of the amount of consideration that will be paid.
The value of SCM common stock issued in the transaction will depend on its market price at the time of the closing of the offer, as the exchange ratio for the bearer shares in Bluehill ID at the closing of the offer is fixed.
     Pursuant to the business combination agreement between SCM and Bluehill ID, the share exchange ratio of 0.52 shares of SCM common stock that Bluehill ID shareholders will receive for each bearer share in Bluehill ID tendered is unaffected by the share price of SCM common stock, as reflected on the NASDAQ Stock Market or the Frankfurt Stock Exchange. Increases in the value of SCM common stock or decreases in the value of Bluehill ID stock will result in a higher price being paid by SCM for bearer shares in Bluehill ID and more value received by Bluehill ID shareholders in the business combination. Pursuant to the business combination agreement, SCM will not have the right to terminate or renegotiate the business combination agreement as a result of any increase in the price per share or value of the SCM common stock.
The market price of SCM common stock could decline as a result of the large number of shares that will become eligible for sale after the business combination.
     If the transaction is consummated, the new shares of SCM common stock issued will become saleable immediately following the closing of SCM’s offer to Bluehill ID shareholders. Consequently, a substantial number of additional shares of SCM common stock will be eligible for resale in the public market. Current stockholders of SCM and former shareholders of Bluehill ID may not wish to continue to invest in the operations of the combined companies after the business combination, or for other reasons, may wish to dispose of some or all of their interests in SCM after the business combination. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market following the business combination could adversely affect the market price of such shares.
The issuance of shares of SCM common stock to Bluehill ID shareholders in connection with the offer will substantially reduce the percentage ownership of current SCM stockholders.
     If the offer is completed and assuming that all currently outstanding bearer shares in Bluehill ID are tendered during the course of the offer, SCM and Bluehill ID expect that SCM will issue approximately 16,562,015 shares of SCM common stock as consideration for the outstanding bearer shares in Bluehill ID. This does not include shares of SCM common stock that may be issued or be issuable due to the conversion of options or rights to acquire or receive bearer shares in Bluehill ID in connection with the transactions contemplated by the business combination agreement. SCM stockholders will continue to own their existing shares of SCM common stock, which will not be affected by the business combination, except that the issuance of the shares of SCM common stock described above will cause a significant reduction in the relative percentage interests of current SCM stockholders in earnings and voting, as well as liquidation, book and market value.

Bluehill ID is a significant stockholder of SCM, and its priorities as a stockholder of SCM may be different from SCM’s other stockholders. Additionally, Bluehill ID’s current shareholders will own a large percentage of the SCM common stock after the business combination, and will have significant influence over the outcome of corporate actions requiring stockholder approval; such stockholders’ priorities for SCM’s business may be different from SCM’s current stockholders.
     As of November 9, 2009, Bluehill ID beneficially owned and had the right to vote 1,201,004 shares of SCM common stock, and Ayman Ashour, Bluehill ID’s CEO and President of its board of directors, beneficially owned and had the right to vote an additional 104,000 shares; Bluehill ID and Mr. Ashour, collectively, beneficially own approximately 5.2% of the outstanding shares of SCM common stock. Accordingly, as a party to the business combination, Bluehill ID not only has a significant interest in the outcome of the SCM special meeting of its stockholders to consider the proposal to approve the offer to Bluehill ID shareholders and, specifically, the issuance of the shares of SCM common stock in connection with the offer, it can also influence the outcome of the proposals being considered at the SCM special meeting. The board of directors of Bluehill ID, including Messrs. Ashour and Wenzel and Dr. Boersch, will have the power to determine how the shares of SCM common stock owned by Bluehill ID will be voted at the SCM special meeting of its stockholders. Bluehill ID may have objectives and interests that are different than those of SCM’s other stockholders.
     If all of the bearer shares in Bluehill ID currently outstanding are tendered in the offer, post-offer the current stockholders of SCM will hold approximately 60% of the outstanding shares of SCM common stock and the current shareholders of Bluehill ID will hold approximately 40% of the outstanding shares of SCM common stock. Accordingly, such former Bluehill ID shareholders may be able to significantly influence the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Bluehill ID could delay or prevent a change of control of SCM, even if such a change of control would benefit SCM’s other stockholders. The interests of such former Bluehill ID shareholders may differ from the interests of other stockholders.
     In addition, immediately after the closing of the offer to Bluehill ID shareholders, it is anticipated that Bluehill ID’s largest shareholder, Mountain Partners AG, together with its affiliates and certain related parties, including BH Capital Management AG, Daniel S. Wenzel and Dr. Cornelius Boersch, will directly or indirectly beneficially own approximately 25.2% of the outstanding shares of SCM common stock; and Ayman S. Ashour will directly or indirectly beneficially own, including through BH Capital Management AG, approximately 10.8% of the outstanding shares of SCM common stock. Mr. Wenzel and Dr. Boersch, who currently serve as directors of Bluehill ID and Mountain Partners AG, and Mr. Ashour are expected to be appointed to SCM’s board of directors following the closing of the offer. Accordingly, Mr. Ashour, Mountain Partners AG, Mr. Wenzel and Dr. Cornelius Boersch will have significant influence over the outcome of corporate actions requiring board and stockholder approval.
SCM’s interests in Bluehill ID may be further diluted.
     Bluehill ID is a party to the call option agreement with BH Capital Management AG, a company controlled and owned by Ayman S. Ashour and Mountain Partners AG, which is an affiliate of Daniel S. Wenzel and Dr. Cornelius Boersch, dated September 8, 2009, which grants BH Capital Management AG an option to purchase up to 3,914,790 bearer shares in Bluehill ID. In addition, former shareholders of subsidiaries of Bluehill ID, including Yoonison BV, ACiG AG, TagStar Systems GmbH and Multicard AG Multicard GmbH, as well as a seller of assets acquired by Multicard AG, are parties to the earn out agreements, pursuant to which bearer shares in Bluehill ID will be issued to these beneficiaries upon the achievement of specific performance targets. The actual number of bearer shares in Bluehill ID that are issuable under the earn out agreements will be based on the average trading price of a bearer share in Bluehill ID in the month prior to issuance. Based on an average price per share of a bearer shares in Bluehill ID during the month of September 2009 of €0.77818, up to an aggregate of 1,161,685 bearer shares in Bluehill ID could be issuable under the earn out agreements. Bluehill ID has also authorized and implemented the Bluehill ID option plans. Bluehill ID has a conditional share capital under which up to 4,000,000 bearer shares in Bluehill ID may be issued in connection with the Bluehill ID option plans. Pursuant to the business combination agreement, Bluehill ID will use all commercially reasonable efforts, adopt resolutions and enter into agreements, as may be required, with SCM and third parties such that, after the closing of the offer, the call option agreement, the earn out agreements and the Bluehill ID option plans shall cease to represent a right to acquire or receive shares in Bluehill ID and shall instead represent a right to acquire or receive shares of SCM common stock. If, however, respective counter-parties do not enter into such agreements, these counter-parties remain entitled to acquire or receive bearer shares in Bluehill ID, which could lead to a dilution of SCM with regard to our interests in Bluehill ID.

If less than 90% of Bluehill ID’s current shareholders tender their shares in the Offer, SCM will not be able to effect a “squeeze out” merger under Swiss law and Bluehill ID will continue to have minority shareholders.
     If 90% or more of Bluehill ID’s shareholders tender their shares in the offer, under Swiss law, SCM would be able to effect a “squeeze-out” merger of Bluehill ID, pursuant to which Bluehill ID would be merged with and into a wholly-owned subsidiary of SCM to be newly formed, resulting in the dissolution of Bluehill ID. If SCM does not acquire at least 90% of Bluehill ID, there is a risk that the squeeze-out merger would not be approved by the required 90% of votes of Bluehill ID, and therefore a squeeze-out merger would not be possible. As a result, Bluehill ID would remain a separate legal entity and Bluehill ID’s remaining minority shareholders will continue to have certain rights as provided by Swiss corporate law or under Bluehill ID’s articles of incorporation which will restrict SCM’s corporate flexibility and result in additional costs to SCM. Such minority rights include the right to participate at shareholder meetings, the right to information, the right to initiate a special audit, the right to call a meeting of shareholders, the right to profit and liquidation proceeds, and pre-emptive subscription rights.
If the conditions to the offer are not met or waived, the business combination will not occur.
     Even if the offer and the issuance of the shares of SCM common stock to be issued in the offer are approved by the stockholders of SCM, specified conditions must be satisfied or waived to complete the offer. We cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the business combination will not occur or will be delayed, which would result in the loss of some or all of the expected benefits of the business combination.
Certain conditions of the offer may be waived by SCM without re-soliciting SCM stockholder approval.
     The offer is subject to the satisfaction of certain conditions set forth in the business combination agreement. SCM may entirely or partially waive certain of these conditions at its sole discretion until the end of the working day prior to the expiry of the offer. In the event of a waiver of any condition, SCM will not be required to resolicit our stockholders, and may complete the transaction without seeking further stockholder approval.
The date on which the offer will close is uncertain.
     The date on which the offer will close depends on the satisfaction of the conditions set forth in the business combination agreement, or the waiver of certain of those conditions by SCM or Bluehill ID. While we expect to complete the business combination at the beginning of 2010, the completion date of the transaction might be later than expected because of unforeseen events.
If NASDAQ determines that the business combination will result in a change of control of SCM, we will be required to submit an initial listing application and meet all initial NASDAQ Stock Market inclusion criteria.
     In connection with the proposed business combination, NASDAQ will review the terms and anticipated effect of the business combination to determine if a “change of control” will be deemed to occur under its rules. If NASDAQ determines that the business combination will result in a change of control of SCM, we will be required to submit an initial listing application and meet all initial NASDAQ inclusion criteria as set forth in the Marketplace Rules of NASDAQ, and pay all applicable fees, before consummation of the transaction. If we are required to submit an initial listing application, NASDAQ’s review of such application may take several weeks, which could cause a delay in the consummation of the offer. There is also a risk that SCM will not meet NASDAQ’s listing requirements and that NASDAQ may not approve the initial listing application without substantial revision or delay, or at all.
If the business combination is not consummated, we may not be successful in our strategy to grow revenue and increase our operational scale.
     One of the components of our growth strategy is to increase our revenues and operational scale through merger and acquisition activity. If the proposed business combination with Bluehill ID is not consummated, then we may not be able to increase our revenues or operational scale as rapidly as we have planned, or at all. If we are unable to increase our revenues or are not able to increase our operational scale, we may not be able to fully leverage our global infrastructure, or to pursue our other growth strategies effectively. We may elect to pursue mergers or acquisitions with other companies, and there is no guarantee that these efforts will be successful. Additionally, if the transaction is not consummated, then the financial and other resources that we have expended on the transaction may not be recoverable.

We have incurred and will incur significant expenses as a result of the business combination with Bluehill ID, which will reduce the amount of capital available to fund the combined company.
     We have incurred, and will continue to incur, significant expenses related to the business combination. These expenses include investment banking fees, legal fees, accounting fees, and printing and other costs. There may also be unanticipated costs related to the business combination. As a result, we will have less capital available to fund our activities after the business combination.
After the business combination, we will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.
     As a U.S. public company, SCM currently incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time and financial resources to these compliance initiatives.
     After the business combination, Bluehill ID, as a subsidiary of SCM, will be subject to the Sarbanes-Oxley Act, and SCM will continue to be subject to all of the same obligations. Bringing Bluehill ID into compliance will require significant expenditures and place additional demands on SCM’s management and may divert our management’s time and attention away from the day-to-day operations of the business. These obligations may also require us to hire additional personnel after the business combination. Bluehill ID is currently evaluating its internal controls systems in order to enable SCM to report on, and SCM’s independent registered public accounting firm after the business combination to attest to, internal controls, as required by Section 404 of the Sarbanes-Oxley Act. SCM and Bluehill ID cannot be certain as to the timing of completion of the evaluation, testing and remediation actions or the impact of the same on the operations of SCM after the business combination. If, after the business combination, we fail to staff our accounting and finance function adequately, or maintain internal controls adequate to meet the demands that are placed upon us as a U.S. public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.
Qualified management, marketing, and sales personnel are difficult to locate, hire and train, and if we cannot attract and retain qualified personnel after the business combination, it will harm the ability of our business to grow.
     SCM and Bluehill ID have each grown their businesses through the services of many people. The success of the combined company depends, in part, on the continued service of key managerial, marketing and sales personnel. Competition for qualified management, technical, sales and marketing employees is intense. In addition, the personnel policies and practices of SCM and Bluehill ID may be less compatible than anticipated and, after the business combination, some employees might leave the combined companies and go to work for competitors. We cannot assure you that we will be able to attract, retain and integrate employees to develop and continue our business and strategies after the business combination.
Completion of the business combination will require a significant amount of attention from our management and this diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.
     Because completing the business combination requires a substantial amount of attention, this will divert a significant amount of our management’s attention away from the day-to-day operations of our business. As a result, our business relationships and ongoing operations may suffer during this period.
We may not have uncovered all the risks associated with the acquisition of Bluehill ID and a significant liability may be discovered after the closing of the offer.
     There may be risks that we failed to discover in the course of performing our due diligence investigations related to the acquisition of Bluehill ID, which could result in significant liabilities arising after the consummation of the transaction. The business combination agreement does not provide for SCM’s indemnification by the former Bluehill ID shareholders against any of Bluehill ID’s liabilities, should they arise or become known after the closing of the offer. Furthermore, there is no escrow account or indemnity agreement protecting us in the event of any breach of Bluehill ID’s representations and warranties in the business combination agreement. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.
The financial projections for both our business and Bluehill ID’s business that were prepared in connection with the proposed business combination are only estimates of future results and there is no assurance that actual results will not be different.
     In connection with our proposed business combination with Bluehill ID, we and Bluehill ID each created financial projections of our respective businesses. These financial projections are only estimates of possible future operating results and not guarantees of future performance. The future operating results of each company and of the combined company will be affected by numerous factors, including these “Risk Factors.” The actual operating results will likely differ from these financial projections.
Bluehill ID’s corporate records may be incomplete.
     Certain Bluehill ID Group Companies were not able to provide SCM with complete corporate records as part of the due diligence process in order to document the history of their share ownership, and certain share transfers may be non-compliant with form requirements applicable to such share transfer. Besides uncertainties as to the ownership in any such Bluehill ID Group Company, this could result in difficulties with performing corporate functions, future challenges to shareholders’ resolutions passed or potential litigation involving the Bluehill ID Group Company concerned. Any of the foregoing may have a material adverse effect on our business, financial condition or its results of operations.
Provisions of the business combination agreement regarding the payment of a termination fee to Bluehill ID could negatively affect our business operations if the business combination agreement is terminated.
     In the event the transaction is terminated by SCM in circumstances that obligate us to pay the lump sum termination fee of either $1.5 million or $2.0 million depending on the reason for the termination, the results of our business operations may be adversely impacted.
Our customers may seek to change the existing business relationship with us in reaction to the announcement or completion of the business combination.
     In response to the announcement or completion of the business combination, existing or prospective customers may delay or defer their procurement or other decisions, or they may seek to change their existing business relationship. Any delay or deferral in product purchase or other decisions by customers could have a material adverse effect on our business, regardless of whether the transaction is ultimately completed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In June 2009, the Company issued warrants to purchase 39,692 shares of SCM common stock, exercisable for two years beginning on April 30, 2012, at an exercise price of $3.00 per share. The warrants were issued and the underlying shares will be issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrants were issued in connection with the service of certain individuals as former directors of Hirsch in 2008, other than Lawrence Midland, pursuant to the Merger Agreement between SCM and Hirsch.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     Effective September 30, 2009, Stephan Rohaly resigned from his position as SCM’s Vice President Finance, Chief Financial Officer and Secretary. Martin Wimmer was appointed by SCM’s Board of Directors to serve as interim Chief Financial Officer, in addition to retaining his current position of Vice President Finance, until SCM’s Board of Directors names a new Chief Financial Officer.
     As of November 9, 2009, Lincoln Vale beneficially owned and had the right to vote approximately 6.1% of the outstanding shares of SCM common stock, and approximately 9.8% of the outstanding bearer shares in Bluehill ID. Upon the closing of the offer to Bluehill ID shareholders, it is anticipated that Lincoln Vale will beneficially own approximately 7.8% of the outstanding shares of SCM common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and may be deemed to beneficially own, either directly or indirectly through limited partnerships, the shares beneficially owned by Lincoln Vale.
     As of November 9, 2009, Bluehill ID beneficially owned and had the right to vote 1,201,004 shares of SCM common stock and Ayman Ashour, Bluehill ID’s CEO and President of its board of directors, beneficially owned 104,000 shares, and Bluehill ID and Mr. Ashour, collectively, beneficially owned approximately 5.2% of the currently outstanding shares of SCM common stock. Upon the closing of the offer to Bluehill ID shareholders, it is anticipated that Mr. Ashour will be appointed to serve as executive chairman of SCM’s board of directors.
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

Registrant SCM MICROSYSTEMS, INC.
November 16, 2009	/s/ Felix Marx
Felix Marx
Chief Executive Officer

November 16, 2009	/s/ Martin Wimmer
Martin Wimmer
Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	DESCRIPTION OF DOCUMENT

3.1(1)	Fourth Amended and Restated Certificate of Incorporation, as amended.

3.2(3)	Amended and Restated Bylaws of Registrant.

3.3(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(2)	Form of Registrant’s Common Stock Certificate.

4.2(4)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.3(5)	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.4(5)	Form of Warrant Certificate.

10.35(6)*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008.

10.36(6)	Stockholder Agreement, dated December 10, 2008.

10.37(6)	Settlement Agreement, dated April 8, 2009.

10.38(7)	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009.

10.39(7)	Limited Guarantee, dated April 8, 2009.

10.40(8)*	Termination Agreement between Stephan Rohaly and SCM Microsystems GmbH dated September 30, 2009.

10.48	Amended 2007 Stock Option Plan.

10.49(9)	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG.

10.50(10)	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-4/A dated November 10, 2009 (see SEC File No. 333-162618).

(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-1 (See SEC File No. 333-29073).

(3)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).

(4)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).

(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (see SEC File No. 000-29440).

(6)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-

29440).

(7)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).

(8)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 30, 2009 (see SEC File No. 000-29440).

(9)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 21, 2009 (see SEC File No. 000-29440).

(10)	Filed previously within Annex A of SCM’s Form S4/A Amended Registration Statement, dated November 12, 2009 (see SEC File No. 333-162618).

*	Denotes management compensatory arrangement.