Form 10-K
period 2009-12-31
SCM MICROSYSTEMS INC
filed 2010-03-08
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 0-29440

SCM MICROSYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1900-B Carnegie Avenue, Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 250-8888

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $44,177,232.

At March 5, 2010, the registrant had outstanding 39,160,319 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2009 are incorporated by reference into Part II, Item 5 and Part III of this Report.

SCM Microsystems, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2009

SCM, the SCM logo, @MAXX and CHIPDRIVE are registered trademarks of SCM Microsystems, Inc. Other product and brand names may be trademarks or registered trademarks of their respective owners.

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

Overview of the Company

SCM Microsystems, Inc. (“SCM,” the “Company,” “we” and “us”) is an international technology group focused on building the world’s signature company in secure identification-based technologies. Through our group of recognized brands, we provide leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of disciplined acquisitive expansion and strong technology-driven organic growth from the companies within the group.

At the beginning of 2010, as more fully discussed in the “Recent Developments in our Business” section below, we acquired Bluehill ID AG (“Bluehill ID”), which focuses on technologies and investments within the high-growth security and identity management markets. As a result of this business combination, we have put in place a new organizational structure, enhanced and broadened our management team, adopted a new name and are now doing business as “Identive Group.” We intend to seek stockholder approval to amend our certificate of incorporation and officially change the name of the Company at our 2010 annual meeting. Following the acquisition of Bluehill we also changed our stock trading symbols to reflect our new name. Our common stock is now listed on the NASDAQ Stock Market in the U.S. under the symbol “INVE” and the regulated market (Prime Standard) of the Frankfurt Stock Exchange in Germany under the symbol “INV.”

Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. We employ a “buy, build and grow” strategy worldwide to build a leading identification and identity management company through a combination of technology driven organic growth and disciplined acquisitions. In particular, we pursue investments and acquisitions that drive consolidation in the rapidly growing, yet highly fragmented markets for identification-based technologies. We are comprised of a group of companies with deep industry expertise and well-known global brands in their individual markets. At the corporate level, we provide strategic guidance, operational support and market expertise to facilitate sharing of technology and resources among the companies to help our individual business units expand and compete more effectively in the global marketplace.

Following our acquisition of Bluehill ID in January 2010, we now operate in two business segments, Identity Management Solutions & Services and Identification Products & Components. Each business segment is comprised of two or more companies within the group that focus on specific markets and technologies.

•

Companies in our Identity Management Solutions & Services (“ID Management”) business provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. Companies in our ID Management business specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. ID Management customers operate in government, commercial and enterprise markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. Companies in our ID Management business include Hirsch Electronics and Multicard.

•

Companies in our Identification Products & Components (“ID Products”) business design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products business include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within this business we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Companies in our ID Products business include SCM Microsystems, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID.

Each of our group companies generally conducts its own sales and marketing activities in the market segments in which they compete. In some cases, the companies utilize a direct sales and marketing organization; in others, this is supplemented by a dealer/systems integrator distribution channel, value added resellers, resellers and Internet sales. Companies in our ID Products business primarily sell to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our CHIPDRIVE-branded productivity solutions through resellers and the Internet and we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers. Each of the companies within our ID Management business sells both directly and indirectly through a variety of channels. For example, Hirsch sells primarily through a dealer/systems integrator distribution channel and in some cases directly to government contractors. Multicard sells cards and card services directly to customers that employ them for corporate and government IDs, loyalty programs, fuel cards, access cards, and sport stadium tickets and purchases.

Our headquarters are co-located with our Hirsch business headquarters in Santa Ana, California and our European operational headquarters are in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Brazil, Canada, Europe, Hong Kong, Japan and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the state of Delaware.

Recent Developments in our Business

On January 4, 2010, we acquired Bluehill ID, a Swiss industrial holding group focused on investments in the RFID/identification and security industries, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of SCM common stock for every one share of Bluehill ID tendered. Approximately 29,422,714, or 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of approximately 15,299,797 new shares of SCM common stock. The issuance of the shares of SCM common stock to the former shareholders of Bluehill ID was approved by our stockholders at a special meeting held on December 18, 2009. We will begin reporting consolidated results including Bluehill ID beginning in the first quarter of 2010. We are now doing business as “Identive Group” and are seeking stockholder approval at our 2010 Annual Meeting of Stockholders to amend our certificate of incorporation to legally change the name of the Company to “Identive Group, Inc.”

On April 30, 2009, we acquired Hirsch Electronics Corporation, a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The acquisition of Hirsch Electronics Corporation was accomplished through a two-step merger, in accordance with the Agreement and Plan of Merger entered into on December 10, 2008, pursuant to which Hirsch Electronics Corporation became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Hirsch”). In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of our common stock, and issued warrants to purchase approximately 4.7 million shares of our common stock. The merger was approved by our stockholders at a special meeting held on April 16, 2009. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the April 30, 2009 acquisition.

On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc. (“TranZfinity”), pursuant to which the Company purchased 10 million shares of TranZfinity common stock, or 33.7% of TranZfinity’s outstanding shares (16.67% on a fully diluted basis), for an aggregate purchase price of $2.5 million. The transaction closed on October 2, 2008. We also entered into a Stockholders Agreement with TranZfinity and certain other stockholders of TranZfinity, which sets forth certain rights and privileges of the Company and the other stockholders of TranZfinity, including rights and privileges with respect to the composition of TranZfinity’s Board of Directors. During the fourth quarter of 2009, we determined that the value of our investment in TranZfinity was impaired and we recorded a charge for the impairment to write-off 100% of our investment and our proportionate losses realized by TranZfinity of $2.2 million.

Through 2009 and therefore prior to the January 4, 2010 business combination with Bluehill ID, we operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Sales of our Security and Identity Solutions products accounted for approximately 92% of our total revenue in 2009, approximately 84% in 2008 and approximately 80% in 2007. Sales of our Digital Media and Connectivity products accounted for approximately 8% of our total revenue in 2009, approximately 16% in 2008 and approximately 20% in 2007. Additional information about our results for the last three years for these segments is provided in Item 7, “Management’s Discussion and Analysis” of this Annual Report on Form 10-K. Following our business combination with Bluehill ID in January 2010, our business profile has changed significantly. Going forward we will report our results using different segments that reflect our current organizational structure, business segments and focus, as described above. These new segments are not comparable with the business segments we formerly reported.

Companies within the Group

Currently, we have the following businesses and brands in our group of companies:

•

ACiG Technology. ACiG Technology is an independent supplier and value added distributor of RFID and smart card integrated circuits, inlays, reader modules and other components. In parallel, through ACiG Brazil, ACiG is active in wireless/telecommunication, semiconductors and opto-electronics distribution. ACiG also is a primary sourcing partner for RFID components for the rest of the companies within the group. ACiG leverages comprehensive market and technology know-how, expertise in virtual manufacturing and a direct business partnership with NXP, the leading semiconductor manufacturer in RFID and NFC (Near Field Communication). ACiG has operations in Europe (Germany), the U.S. and in Brazil. ACiG Technology was one of the Bluehill ID group companies acquired in the transaction with Bluehill ID. (www.acig-ag.de)

•

Arygon Technologies. Arygon is an early entrant and innovator in NFC/MIFARE RFID reader technology and related project services. The company manufactures advanced RFID reader modules for physical and logical access, transit and event ticketing, payment, government ID, industrial, medical and NFC applications. Arygon also supplies high-quality RFID cards, key fobs, wristbands, custom tags and NFC starter kits. Arygon was one of the Bluehill ID group companies acquired in the transaction with Bluehill ID. (www.arygon.de)

•

Hirsch Electronics. Hirsch designs, manufactures and sells security and identity management systems that integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards, and biometrics. Hirsch is the preferred access control vendor to some of the most recognized and demanding, security-conscious customers in the world. Hirsch is based in Santa Ana, California. (www.hirschelectronics.com)

•

Multicard. Multicard is a worldwide supplier of multi-functional smart card solutions for secure identification programs with in-house capabilities for credential issuance, personalization and fulfillment services for the consumer, government and corporate customers. Multicard offers ID systems management and engineering services as well as full implementation and program management. Multicard is also a provider of online enrollment services and portable biometric data capture equipment for enrollment of ePassport and other government ID and corporate ID applications. Multicard has locations in Switzerland, Germany, the Netherlands and Australia, and serves various different customer groups ranging from governments and municipalities, to commercial and industrial companies and non-governmental organizations. Multicard was one of the Bluehill ID group companies acquired in the transaction with Bluehill ID. (www.multicard.com)

•

SCM Microsystems. SCM Microsystems is a provider of solutions for secure access, secure identity and secure exchange. The company designs and manufactures a broad range of contact, contactless and mobile smart card reader and terminal technology, digital identity and transaction platforms that are utilized around the world to enable security and identification applications, transaction systems, eHealth- and eGovernment programs and physical access systems. The company also offers a range of smart card-based security, productivity and time recording solutions for small and medium-size businesses under its retail CHIPDRIVE® brand. Additionally, SCM provides commercial digital media readers to the worldwide photo kiosk market. SCM serves its global customer base with headquarters in Germany and sales offices in the U.S, Tokyo and Hong Kong. (www.scmmicro.com)

•

Syscan ID. Syscan ID (formerly Syscan International) is a producer of RFID ISO wand readers, also known as electronic id readers (EID) for livestock. The company is centered on animal ID, traceability, country of origin labeling (COOL) and age verification, as well as in industrial applications where a rugged RFID handheld reader is needed. Syscan ID also develops and customizes RFID readers and printer kits, offering complete mobile identification tools in the agriculture and industrial sectors. Markets are keyed to wherever livestock traceability and industrial tracking management is needed, which includes Europe, North America, South America and Australia. Syscan ID was one of the Bluehill ID group companies acquired in the transaction with Bluehill ID. (www.syscan.com)

•

TagStar Systems. TagStar Systems is an RFID transponder manufacturer based in Germany with significant know-how in the design and manufacture of RFID inlays. RFID inlays are purchased by specialist companies for conversion into event or venue cards or tickets, such as ski tickets, football games or concerts, and for transport tickets and passes. TagStar Systems’ particular skill is to cost-effectively combine and connect integrated circuit chips from NXP, Infineon, and others, with antennas into an inlay that can withstand the physical and environmental stresses in the applications that their products are used. TagStar Systems was one of the Bluehill ID group companies acquired in the transaction with Bluehill ID. (www.tagstar-systems.de)

Need for Identification Systems

Individuals, businesses, governments and educational institutions increasingly rely upon computer networks, the Internet and intranets for information, services and entertainment. The proliferation of and reliance upon electronic data and electronic transactions has created a greater need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. Organizations such as corporations, government agencies, financial institutions, banks and others are adopting higher security identification systems to protect and manage the use of their facilities, networks and digital data in addition to managing the access rights of customers, citizens and employees. Examples of such identification systems include large-scale, government-led national and military identification programs utilizing electronic ID cards, bank cards, and physical access control systems used to protect facilities, among others. Increasingly, such identification systems employ contactless technology for reasons of security, convenience and cost.

Radio Frequency Identification (“RFID”) is a core technology that allows for identification and communication between two or more devices via radio frequency. It is rapidly emerging as the replacement for traditional identification devices, such as those utilizing simple barcodes to more sophisticated smart cards that require a direct contact interface. RFID is used in identification systems to identify and/or track objects on a local or global scale and is employed in a wide variety of applications, including ePassports, touch-and-go credit cards, ski and stadium passes, transportation tickets and personal and corporate identification cards.

Market for RFID-based Information Systems

The market for RFID technology has grown rapidly in recent years, from $4.9 billion in 2007 to $5.3 billion in 2008 and was estimated to be $5.5 billion by the end of 2009 (IDTechEx & ABI Research). For calendar year 2010 it is expected to grow by 16% and reach $6.1 billion according to ABI Research in their RFID Annual Market Overview. ABI Research’s longer term projections for the overall RFID market also look healthy with an estimated 11% CAGR through 2014, when the market is expected to approach $9.2 billion. A primary driver of RFID growth is the increase in programs being implemented by governments and companies to identify and control individuals and access. Government mandates are a significant driver of market growth, as they create the demand for effective and efficient ways to identify and track people, animals and goods. As organizations augment or expand their existing security systems, RFID technology also provides a convenient and cost effective way to extend authentication of users to multiple points in the systems, for example entry doors and PCs. Additionally, consumer-oriented entities are turning to RFID to facilitate and speed up payment, client identification and admission to a variety of events.

Among the markets in which high-value RFID identification systems can be employed, access control, electronic payment, mass transit, and government ID are expected to experience the most significant growth in the medium and long term.

Access Control. RFID technology is now standard in most automobiles, routinely used to unlock and secure the vehicle. It is also commonly applied to regulate access to events and buildings through corporate or employee identification cards or key fobs. In addition to physical access control (e.g., to work sites or buildings), logical access control (e.g., to PCs or IT networks) is growing in importance as companies and governments seek to control access to their electronic files and computer systems. In more sophisticated applications, physical and logical access control is being combined into a single system. For example, in the U.S., Homeland Security Presidential Directive (HSPD)-12 and Federal Information Processing Standards (FIPS) 201 mandate that personal identification verification cards utilizing secure contactless interface technologies be issued to all personnel, across federal agencies, both to provide secure authentication of employees and to provide secure access to both facilities and computer networks. Identification cards issued under other U.S. government programs are also required to comply with FIPS 201, including Transportation Worker Identification Credential (TWIC) cards, First Responder Authentication Credential (FRAC) cards and Aviation Credential Interoperable Solution (ACIS) cards.

Payment. As RFID technology has become more standardized and found wider consumer acceptance, banks and other financial institutions have begun to use it in advanced applications. Compared to many other forms of existing technology, RFID offers higher data transmission capacity and speed, improved convenience and additional security features that make it ideal for use in sensitive applications, such as contactless payment systems. Various financial institutions have begun issuing RFID-based contactless payment cards which will eventually replace cards containing only the conventional magnetic stripe. For example, MasterCard (Paypass), Visa (Contactless Visa) and others already have contactless payment systems in place.

Contactless payment cards offer improved security compared to conventional magnetic stripe-type bank, credit and debit cards, as the microchips on the cards include encryption algorithms and are, therefore, more difficult to copy or forge. Contactless payment cards also do not have to leave their owner’s possession, which reduces the likelihood that illicit imprints of the cards will be made and makes such cards more convenient to use. Finally, as a result of a legal change in the U.S. that makes signatures unnecessary for purchases of less than $25, contactless card-based payment has caught on, since transactions using contactless payment cards are more quickly completed and therefore a distinct advantage.

Government ID (including ePassports). The security benefits of RFID technology are well-suited for use in electronic passports, national ID cards and drivers’ licenses. RFID-enabled passports (ePassports) contain an embedded integrated circuit chip that is used to store and transmit identifying data, including optional biometric features such as pictures, fingerprints or iris scan information. Because ePassports are very difficult to forge and can store and quickly transmit a substantial amount of biometric information, they make it more difficult for people to travel under assumed identities and facilitate the processing of passengers at ports of entry. In 2003, the International Civil Aviation Organization (ICAO), a specialized agency of the United Nations that defines standards for electronic travel documents, selected contactless chips utilizing RFID as the standard for electronic passport technology. Many countries are also specifying the use of this technology for citizen identification cards, healthcare cards and drivers’ licenses. National ID programs are in process in Argentina, Belgium, Brazil, China, Egypt, Germany, India, Netherlands, Peru, Poland, Saudi Arabia, Serbia, South Africa, South Korea, Spain, Turkey, Venezuela, and others.

Mass Transit. In many areas of the world, contactless cards used to pay fares and tolls in mass transit and highway systems have been the driving factor in consumer acceptance of contactless technology. Contactless cards have been introduced in many of the largest mass transit systems around the world, including the Sao Paolo transportation system, the Malaysian Road Toll System, the Singapore EZ Link, and the Oyster card in London. Such cards reduce traffic congestion, improve efficiency and reduce the need for people to handle cash, thereby improving security. Many passengers find the cards more convenient to use than traditional tickets. In addition, such cards can be combined with contactless payment functions (for use in restaurants and convenience stores, for example) or loyalty systems, which further increases passenger convenience. Mass transit cards have historically accounted for the largest share of the contactless card market and have constituted the most practical and visible demonstration of the technology’s potential.

Convergence Trends

Within these markets, there are three important convergence trends that offer significant opportunity for companies that can address and leverage them with a combination of broad-based solutions and individual market expertise. These trends include i) the integration of physical and logical access systems, ii) the enhancement of smart cards with contactless technologies and iii) the marriage of identification technologies with mobile communication.

The integration of physical and logical access systems is underway and well understood. The need to secure both physical facilities and computers and corporate networks also is now well recognized. Traditionally, organizations have had disparate systems and policies for physical (e.g., buildings) and logical (PCs or IT networks) security. This often caused gaps in security as breaches can occur due to the inability of the different systems to communicate. Increasingly, physical and logical access control systems are now being combined into a single system, which enables an organization to provide integrated, policy-based logical and physical access as well as network provisioning throughout a user’s lifecycle. New security policies are therefore practical; for example, physical presence becomes a prerequisite for granting or denying network access and enables correlated activity reporting and responses. Organizations recognizing the benefits of combining physical and logical access systems are investing in the migration towards new integrated systems.

A second convergence trend takes advantage of the enhancement of smart cards with contactless technologies. With the mass deployment of electronic passport schemes on a global basis, contactless smart chip technology has proven its maturity and reliability when incorporated in secure documents. As a result, other sovereign documents such as national IDs, military and other government-issued IDs, driver’s licenses, residence permits, weapon licenses and the like, are migrating to chip-based technology. The enhancement of chip based cards with contactless technology is also a key feature in payment systems. In the financial industry, major credit card companies in many parts of the world are embracing contactless smart card technology as a more secure way to safeguard electronic transactions and address the problems of fraud, identity theft and protection of privacy, while increasing ease of use for their customers.

Finally, the marriage of identification technologies with mobile communication is transforming the way that consumers use mobile phones and other handheld devices by enabling new applications for communication, social interaction, and electronic transactions. With “smart device” capabilities, mobile phones and other devices enable consumers to purchase goods and services electronically and conveniently, while ensuring security through individual authentication of the user. In effect, the mobile phone becomes an electronic wallet that can handle payment and other secure transactions. Integration of contactless payment technology into mobile phones is expected to further spur demand for contactless technology over the next several years. According to the research firm Gartner Group, the number of consumers using mobile payment services via mobile phones and other devices is expected to grow from 32.9 million users in 2008 to 103.9 million in 2011.

The Identification System Value Chain

To supply the various applications in the marketplace for RFID-based identification systems, a value chain has developed that comprises many steps and is fairly complex. As with other technology offerings in developing markets, many small players have emerged to supply the different components of a system. The majority of contactless identification systems consist of three components: 1) a transponder — which acts as a data carrier and may be in the form of a smart card, tag, key fob or label, 2) a reader and 3) a software system.

Each of these components is critical to the overall identification system and together they can be applied in multiple and diverse ways to address a variety of applications, ranging from identity management and access control for programs such as transportation, event ticketing, national/citizen ID, enterprise/corporate ID and consumer ID, to secure the identification of people, animals, objects or their logistics. Typically, a supplier focuses on one or two of the areas that make up a contactless identification system:

Transponders

•

Silicon chip components and wafers. Silicon chip components and wafers are manufactured by multinational chip manufacturers. This segment of the industry is very capital intensive. The individual chips from each silicon wafer must be packaged into a module before they can be processed by an inlay manufacturer. Most of the chip manufacturers also provide these packaging services.

•

Antennae. The next step is fabricating and attaching an antenna for the transponder device. This is a critical step in the process because both the materials and geometry utilized for the antenna design as well as the method by which the leads are attached to the chip greatly affect the performance of radio frequency communication, reliability of the final transponder, and cost of the device. A great variety of intellectual property exists in this area with patents and process knowledge. Companies owning this knowledge can have significant competitive advantages in product performance and costs. In most cases, the methodology is very different for low frequency versus high or ultra high frequency devices, raising barriers for a single organization to easily migrate from one to another.

•

Inlay of chip modules and antennae. The chip modules are processed by inlay manufacturers who bond the chip module and an antenna to a carrier material or substrate, such as plastic, that will form part of the finished product, whether it is an ID card, a key fob, a smart label, a contactless credit card or an ePassport. Each application places different demands on the chip and antenna embedding process, depending on the carrier material and the required durability and reliability of the finished product. The different processes used to produce antennas (embedding, etching or printing) and the various techniques utilized by inlay manufacturers to connect antennas to chips (such as wire bonding or “flip-chip”) have distinct advantages and disadvantages with regard to these criteria. Utilizing the proper process is crucial for many RFID applications, both economically and practically.

•

Card manufacturers. Card manufacturers purchase sheets of inlays. The sheets are cut and processed by the card manufacturers in a lamination and printing process to produce functional RFID cards. At this stage, for example, the cards may be printed with a bank’s logo and other information, but the cards do not contain personal information concerning the end-user. Increasingly, card manufacturers are being asked to install software (consisting of an operating system and application software) on the chips embedded in their cards. Card manufacturers typically sell cards to system integrators and end customers (e.g., the owners of the access control or mass transit systems).

•

Secure printing houses. Governmental documents, corporate credentials, and credit cards, including ID cards, driver’s licenses, credit/debit cards, loyalty cards with value, and passports are produced by secure printing houses. These secure printing houses can be private companies or governmental printers. To produce ePassports, for example, secure printing houses purchase high security inlays from inlay manufacturers and other special paper and packaging and incorporate them into the finished ePassports or chip cards. Secure printing houses sell the completed passports or other secure ID cards to system integrators and national governments, who provide them to their citizens and corporate customers.

•

System integrators. System integrators purchase printed and laminated cards from card manufacturers, printed and assembled ePassport booklets from secure printing houses and, in certain instances, white cards from inlay manufacturers. To produce white cards, an inlay manufacturer conducts the lamination process and supplies a system integrator with functional, but blank, white cards. The system integrator personalizes the cards and ePassports by putting software (an operating system and application software such as security algorithms or keys, memory initialization or formatting, or specific application data) and relevant data on the embedded chips. This final step in the transponder value chain is also called initialization. The initialization or personalization process may also involve printing the end-user’s name and picture on the card or ePassport. The system integrator supplies the finished cards to the client (e.g., a company installing a new employee security system) or to the end-user directly (e.g., cards issued to customers of a credit card issuing bank).

•

Readers. RFID reader design and construction typically reflects the needs of an application in form, function, and aesthetics. Although varied in appearance from one application to another, the basic functions and components of an RFID reader are similar. The first elements are very similar to a transponder since they perform the same radio frequency communication data transfer functions: antenna and chip. The other elements include electronics, firmware, and packaging. These typically accommodate the requirements of the application, including multiple device read handling, read range, form factors, power requirements, and environmental ambient conditions.

•

ID System Software and Interfaces. Some of the software associated with identification (ID) systems resides on the reader and/or the transponder, depending on its level of intelligence. Other software is at the application level to manage the database of user data and provide the tools to issue and track the use and transactions of the card. This can be a significant area of added value by providing systems and application support. In simpler applications this can be only a basic read capability, data formatting, and interfacing to an upstream communication network. In more complex, multi-application uses, it could include multi-communication protocols, different levels of security, authentication, encryption, memory management, operating system environment support for specific application needs, as well as complex ID/key management methods, database management, archiving, transaction proofing processing, and reporting. Typically, ID system software is modular and can be utilized across multiple applications, for example student transport, cafeteria, library and payment.

Our Specific Opportunity

We believe that there is a significant opportunity to build a global, market-leading business that is capable of providing multiple areas of the RFID-based information system value chain and to address high-growth markets, including those experiencing technology convergence. We are actively pursuing a strategy of investing along the RFID-based information system value chain in order to acquire best practice companies of all production levels and combine their strategic and technical organizations, in order to create a market leading position in this segment of the information system space.

How We Address Opportunities in the Information System Value Chain

Through our current group of companies and execution of our acquisition strategy, we aim to provide offerings that are broadly applicable and also integrated along many stages of the RFID-based identification system value chain, enabling customers and partners to turn to a single source to meet many of their needs for identification-based products and services.

Our development center and group of companies currently address initial coverage of several important areas of the RFID-based identification systems value chain:

Segment of the Value Chain	Our Coverage

Silicon chip components and wafers	ACiG Technology — has a direct business partnership with NXP, the leading semiconductor manufacturer in RFID and NFC.

Antennae	TagStar — expertise in antenna design and material packaging in HF and UHF.

Development Center in India — expertise in antenna design in LF and HF for passports, readers, desktop applications.

Inlay production	ACiG Technology — supplier and value added distributor of RFID and smart card ICs, inlays and other components. Sourcing partner for Bluehill ID providing other companies within the group with RFID components.

TagStar — know how in the design and manufacture of RFID inlays for cards used in ski applications, industrial and medical applications, event and transportation tickets and passes.

Readers	SCM Microsystems — leading supplier of smart card readers and components for PCs, networks, physical facilities and authentication programs. Products include both contact and contactless smart card readers and terminals, USB tokens, ASICs and small office productivity packages based on smart cards, sold under SCM CHIPDRIVE brand.

Segment of the Value Chain	Our Coverage

ACiG Technology — supplier and value added distributor of RFID reader modules.

Arygon — manufactures advanced RFID reader modules for physical and logical access, transit and event ticketing, payment, government ID, industrial, medical and NFC applications.

Syscan ID — producer and supplier of RFID mobile wand readers (electronic ID readers) for livestock and industrial applications.

Card Personalization /Secure Printing Houses	Multicard (Australia, Switzerland) — suppliers of multi-functional smart card solutions for secure identification programs. In-house capabilities for credential issuance, personalization and fulfillment services for the consumer, government and corporate markets. Provider of online enrollment services and portable biometric data capture equipment for enrollment of ePassport and other government and corporate ID applications.

ID System Software and Interfaces	Multicard (Germany, Netherlands, Australia) — worldwide supplier of multi-functional smart card solutions for identification programs and for payment, stadiums, and ticketing/voucher/loyalty systems. A supplier of hardware and software for ID/key management, database management, archiving, transaction processing, and reporting.

Hirsch — leading provider of security and identity management systems that integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards, and biometrics.

In addition to covering the key technologies in the identification systems value chain, we also address key vertical markets that require identification-based technologies. To address these markets, we have organized our group companies to focus on two main segments, ID Management and ID Products. Together, our ID Management and ID Products technologies and solutions place us in a unique position to address the requirements of these markets, including technology convergence trends.

Each of these trends has important implications in its respective markets, giving rise to competitive advantage for companies that not only can talk about the convergences but can also deliver them. Within our group of companies, we have North American leaders in physical and logical access systems in Hirsch and SCM Microsystems, respectively. We have a global leader in contact readers applied to PCs and networks in SCM Microsystems and a leader in smart card applications in Germany — Multicard. Through Multicard we also provide mobile applications and services to governments and financial institutions to facilitate cashless payments. In short, the group provides identification and authentication solutions for applications ranging from security to asset tracking to transaction processing, for mobile and fixed installations, through multiple offerings and at different stages of the value chain.

Additionally, a primary component of our strategy is to increase our coverage of the RFID-based identification systems value chain through mergers and acquisitions and to gradually extend our products, solutions and services to address our target vertical markets.

Customers

Through 2009 and prior to our business combination with Bluehill ID, the majority of our customers were in market segments requiring a higher-than-average level of security effectiveness, including government, large enterprises, public utilities and other critical infrastructure, data centers, healthcare, education, communications, finance, transportation and manufacturing. Bluehill ID’s customer base is similar and we expect that security conscious customers will continue to account for the majority of our sales in 2010 and beyond. Prior to our merger with Hirsch, sales to a relatively small number of customers historically accounted for a significant percentage of the Company’s total sales. Sales to our top ten customers accounted for approximately 42% of total revenue in 2009 (which includes sales made by the Hirsch business in the last eight months of 2009), approximately 58% of total revenue in 2008 and 61% of total revenue in 2007. In 2009, no customer accounted for more than 10% of the Company’s total revenue. In 2008, Tx Systems, Inc and Flextronics America, LLC (formerly Solectron) each accounted for more than 10% of the Company’s total revenue. In 2007, Envoy Data Corporation accounted for more than 10% of the Company’s total revenue. In our Hirsch business, the top ten customers for the fiscal year ended November 30, 2008 accounted for approximately 30% of Hirsch’s revenue. In the future, we expect that the greater diversity of our customer base following our business combination with Bluehill ID will substantially offset our dependence on a limited number of customers in our SCM Microsystems business areas. However, the loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could still impact our business and operating results.

Sales and Marketing

For the majority of our sales, we utilize a multi-tiered sales organization consisting of OEMs, distributors, dealers/system integrators, value added resellers, resellers and Internet sales. Across all our businesses, we sell both directly and indirectly and our sales staff solicits prospective channel partners and customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In a number of our businesses we utilize authorized dealers or resellers who in turn resell and install our products, and who are trained by the individual businesses. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs. At December 31, 2009, we had 86 full-time employees engaged in sales and marketing activities.

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

Research and Development

We have made substantial investments in research and development (“R&D”), particularly in the areas of smart card-based physical and network access devices, physical access controllers, readers and security management software, and digital connectivity and interface devices. Bluehill ID also has made significant R&D investments in the areas of inlays, readers, and software systems. We will continue to invest in R&D that advances key areas of our business. To ensure the effective use of R&D resources within each company and to facilitate sharing of technologies and expertise between companies, we have appointed an Executive Vice President of Technology and Product Management. Within each company and as needed between companies, our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

We focus the bulk of our R&D activities on the development of products for new and emerging market opportunities. Prior to our business combination with Bluehill ID, R&D expenses were approximately $5.1 million for the year ended December 31, 2009, $3.9 million for the year ended December 31, 2008 and $3.1 million for the year ended December 31, 2007. As of December 31, 2009, we had 78 full-time employees engaged in R&D activities, including software and hardware engineering, testing and quality assurance and technical documentation. The majority of our R&D activities for smart card reader, ePassport reader and digital media reader products occurs in India, the majority of R&D activities for our Hirsch products occurs in California and the majority of R&D activities for inlays occur in Sauerlach, Germany and the majority of R&D activities for software systems occurs in Villingen, Germany and Rotterdam, the Netherlands. As a result of the acquisition of Bluehill ID, we now have two development centers located in Chennai, India. As announced and as filed with the SEC on a current report on Form 8-K on February 3, 2010, we intend to combine and streamline these two operations in order to lower operating costs.

Manufacturing and Sources of Supply

For the most part, we utilize the services of contract manufacturers in various countries around the world to manufacture our products and components. In general, each company within the group manages its own manufacturing activities. Our Hirsch products are manufactured primarily in California, using locally sourced components Our SCM smart card reader and digital media reader products and components are manufactured in Singapore and China and SCM is certified to the ISO 9001:2000 quality manufacturing standard. Products and components for our Arygon smart card readers and ePassport readers are manufactured in Germany and India. Inlay products are manufactured and assembled by TagStar’s internal manufacturing organization in Sauerlach, Germany, using components sourced both locally and in Asia. As of December 31, 2009 and prior to our business combination with Bluehill ID, we had 29 full-time employees engaged in manufacturing and logistics activities, focused on coordinating product management and supply chain activities between the Company and our contract manufacturers.

Each of our companies has a formal quality control program to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, our companies may work with suppliers to improve process control and product design.

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

On an ongoing basis, we analyze the need to add alternative sources for both our products and components. Even so, we rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce ASICs for our SCM smart cards readers, we utilize external suppliers to produce chips and obtain antenna components from third-party suppliers for our inlays and smart card readers. Wherever possible, we have added additional sources of supply for components. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality.

In our Hirsch business, most component parts used in Hirsch products are standard, “off-the-shelf” items, which are, or can be, purchased from two or more sources. Because Hirsch has been building its core products for several years, there are a few parts that have reached end-of-life status. Hirsch has been able to continue to source those parts, but continued availability and pricing of older components in the future is not guaranteed. To mitigate this risk, Hirsch is designing new products that also will use standard off-the-shelf parts that are all expected to be in production for a greater number of years in the future. A significant portion of Hirsch’s revenue is derived from the resale of cards and card readers from HID. If that supply were to be disrupted, Hirsch would be adversely affected. Hirsch resells Dell computers and servers, and disruption of that supply would adversely affect it. Hirsch out-sources the stuffing of printed circuit boards to local manufacturers. The bulk of that out-sourcing is to a single company, and disruptions within that company would adversely affect Hirsch. There are numerous similar manufacturing companies within southern California, so any disruption could likely be mitigated within a reasonable time.

As a result of our business combination with Bluehill ID, we expect to be able to expand the application of the existing global sourcing strategy that has been implemented by ACiG Technology for the Bluehill ID companies to serve all the companies within the group. We believe our global sourcing strategy will enable us to achieve economies of scale and uniform quality standards for our products, and to support gross margins.

Competition

The market for identification-based technologies is competitive and characterized by rapidly changing technology, as well as fragmentation of solutions providers. We believe that competition in this market is likely to intensify as a result of anticipated increased demand for RFID and other security solutions. We currently experience competition from two major sources: industry providers and investment companies.

Industry Providers. Companies within the group face competition from industry providers across the range of our products, solutions and value chain. Smart card readers, ASICs and universal smart card reader interfaces for PC and network access are available from a variety of sources, primarily originating in Asia. Enterprise-class and medium level physical access control systems are available both domestically and abroad from numerous suppliers in many countries. Most are single country or single continent providers with only a few being truly international in scope. This is primarily attributable to specific language requirements, local security processes and procedures, and different channels to market. In our RFID inlays and card services business, competitors are from a smaller number of organizations, owning to the specialized processes and capital equipment required.

Investment Companies. We also consider all industrial and investment companies pursuing consolidation strategies in the RFID sector with a similar business model to ours to be competitors. A large number of companies are active in the classical investment business with emphasis on the acquisition, holding and sale of companies. Additionally, private investors, venture capital companies, private equity firms, hedge funds and strategic investors can represent competition to us on specific, single investments. Additionally, the identification market and in particular RFID continue to attract significant investments from venture capital firms. A number of private equity companies have also made investments in RFID, including Invision (Switzerland), FSI and Iris (France), DEWB, Cornerstone Capital and Ventizz (Germany), Pod Holding (Sweden), as well as several other U.S.-based private equity houses.

We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop security and RFID products based upon approaches similar to or different from those employed by us. In addition, the market for security and RFID products may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products include:

•	the extent to which products must support industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	technical features;

•	quality and reliability;

•	the ability of suppliers to develop new products quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of sales and distribution channels; and

•	price.

While we believe that we compete favorably within our market environment, we may not be able to continue to successfully compete due to a variety of factors. Competitive pressures we face could materially and adversely affect our business and operating results.

Proprietary Technology and Intellectual Property

Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. Additionally, our Hirsch business utilizes Intellectual Property Infringement Abatement Insurance to partially mitigate the risk of infringement of its primary patent. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

There has been a great deal of litigation in the technology industry regarding intellectual property rights and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the U.S. Because many of our products are sold and a substantial portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around our patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

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

We own approximately 40 patent families (designs, patents, utility models and exclusive licenses) comprising a total of 80 individual or regional filings, covering products, mechanical designs and ideas for our various businesses. None of our patents are material to our business. Additionally, we leverage our own ASIC designs for smart card interface in our some of our reader devices.

Employees

As of December 31, 2009, and prior to our business combination with Bluehill ID, we had 225 full-time employees, of which 78 were engaged in engineering, research and development; 86 were engaged in sales and marketing; 29 were engaged in manufacturing and logistics; and 32 were engaged in general management and administration. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Santa Ana, California and European operational headquarters in Ismaning, Germany. We lease research and development facilities in Chennai, India. Our individual companies also maintain leased facilities in Australia, Brazil, Canada, Germany, Hong Kong, Italy, Japan, the Netherlands, Switzerland and the U.S. We consider these properties as adequate for our business needs. During the fourth quarter of 2009, we sold a facility in India for cash of $1.8 million and recognized a pre-tax gain of $1.2 million on the transaction.

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

We are not currently nor in the past twelve months have we been a party to any pending legal, governmental or arbitration proceeding, nor is, or was in the past twelve months our property the subject of any pending legal, governmental or arbitration proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business nor are we aware that such proceedings are threatened.

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our Internet address is www.identive-group.com. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on our operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the U.S. and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us.

We are exposed to credit risk on our accounts receivables. This risk is heightened in times of economic weakness.

We are exposed to credit risk in our accounts receivable, and this risk is heightened in times of economic weakness. We distribute our products both through third-party resellers and directly to certain customers and a majority of our outstanding trade receivables are not covered by collateral or credit insurance. We may not be able to monitor and limit our exposure to credit risk on our trade and non-trade receivables, we may not be effective in limiting credit risk and avoiding losses.

Continuing disruption in the global financial markets may adversely impact customers and customer spending patterns.

Continuing disruption in the global financial markets as a result of the ongoing global financial uncertainty may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from their current expectations. For example, as part of our focus on the commercial and industrial markets, a portion of our business is subject to conditions in the commercial construction and renovation sector. A decline in new commercial construction or a significant decline in renovation projects due to the global economic downturn could have a material adverse effect on the results of operations of this business. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Disruption in the global financial markets may adversely impact our suppliers.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components or products from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of economic weakness either regionally or globally, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, each of which would adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

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

We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In our Bluehill ID business, our solutions are used in various smart card-based identification programs in Europe, such as transit, payments, ticketing, national and regional IDs and stadiums, which are applications that are not yet widely implemented.

We are also focused on expanding sales of professional services, identity management and RFID products and solutions. The market for some of these solutions is at an early stage of development compared to the market for traditional access control. Additionally, we have a strategy of expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base, and have recently added sales resources to target authentication programs in the government and enterprise sectors in Asia, and have begun to target the photo kiosk markets in Europe and Asia.

Because the markets for our products are still emerging, demand for our products is subject to variability from period to period. There is no assurance that demand will become more predictable as additional smart card programs demonstrate success. If demand for products to enable smart card-based security applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our products. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our products, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

•	general economic conditions, for example the economic uncertainty;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products such as our smart card readers or identity management solutions;

•	the timing of large scale security programs involving smart cards and related technology by governments, banks and enterprises;

•

the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy smart card-based applications that will drive demand for smart card readers and systems such as ours; and

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

For example, on October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc., a privately held entity, pursuant to which we purchased 33.7% of the outstanding shares of TranZfinity common stock for an aggregate purchase price of $2.5 million. During the fourth quarter of 2009, we determined that the value of our investment in TranZfinity was impaired and we recorded a charge for the impairment to write-off 100% of our investment and our proportionate losses realized by TranZfinity of $2.2 million.

On January 4, 2010, we acquired Bluehill ID AG, a Swiss stock corporation focused on investments in the security and RFID markets. Integrating the Bluehill ID business into our business exposes us to certain risks. The combination of companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the acquired company. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits expected from the transaction. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of our two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline.

Any future acquisition could expose us to significant risks, including, without limitation, the use of our limited cash balance or potentially dilutive stock offerings to fund such acquisitions; costs of any necessary financing, which may not be available on reasonable terms or at all; accounting charges we might incur in connection with such acquisitions; the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions; integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities; diversion of management resources; failure to realize anticipated benefits; costly fees for legal and transaction-related services; and the unanticipated assumption of liabilities. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. We may not be successful with any such acquisition.

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

Operational Risks

We have incurred and will incur significant expenses as a result of our acquisition strategy, which has reduced and will reduce the amount of capital available to fund our business.

We have incurred, and will continue to incur, significant expenses related to our acquisition strategy, including our acquisition of Hirsch in April 2009, our business combination with Bluehill ID in January 2010 and possible future acquisitions. These expenses include investment banking fees, legal fees, accounting fees, printing and mailing of stockholder materials, integration and other costs, as well as past and possible future outlays of cash. There may also be unanticipated costs related to our acquisition on an ongoing basis. As a result, the capital available to fund our activities has been and is expected to be further reduced. If we are unsuccessful in securing sufficient sales from established markets or in generating sufficient new revenues from emerging markets, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

We currently expect that our current capital resources should be sufficient to meet our operating and capital requirements at least through the end of 2010. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

We have incurred operating losses and may not achieve profitability.

We have a history of losses with an accumulated deficit of $216.4 million as of December 31, 2009. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.

Our quarterly and annual operating results fluctuate.

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer product orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	the absence of significant backlog in our business;

•	our inventory levels;

•	our customer and distributor inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell products into new geographic or market segments;

•	the sales volume, product configuration and mix of products that we sell;

•	technological changes in the markets for our products;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.

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

The pre-acquisition financial projections for both our business and Bluehill ID’s business that were prepared in connection with our acquisition of Bluehill ID are only estimates of future results and there is no assurance that actual results will not be different.

In connection with the acquisition of Bluehill ID, we and Bluehill ID each created financial projections of our respective businesses. These financial projections are only estimates of possible future operating results and not guarantees of future performance. The future operating results of each company and of the combined company will be affected by numerous factors, including these “Risk Factors.” The actual operating results will likely differ from these financial projections.

It is difficult to estimate operating results prior to the end of a quarter.

In our ID Management business, sales tend to be relatively linear (regularly spaced throughout the quarter), as they are tied to projects with relatively predictable timelines. In our ID Products business, the main component of sales in any given quarter is sales is smart card reader technology. Historically, many of our smart card reader customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. As a result, smart card reader revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. The timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

If demand is less than anticipated, customers may ask that we accept returned products that they do not believe they can sell. We do not have a policy relating to product returns for the majority of our products. However, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. If we were to accept product returns, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

We are subject to a lengthy sales cycle and additional delays could result in significant fluctuations in our quarterly operating results.

In many of our product areas, our initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. During this sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition SCM faces for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

A significant portion of our sales typically comes from a small number of customers and the loss of one or more of these customers or variability in the timing of orders could negatively impact our operating results.

Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. Sales to our top ten customers accounted for approximately 42% of our revenue in fiscal 2009 and 58% of revenue in fiscal 2008. We expect that sales of our component products to a relatively small number of customers will continue to account for a significant percentage of our total sales for the foreseeable future, although the addition of Bluehill ID companies and customers should improve the diversity of our customer base and reduce our reliance on a small number of customers In our SCM Microsystems Digital Media and Connectivity business, approximately two-thirds of our business has typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first and fourth quarters of 2009, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

A significant portion of our business is conducted in foreign currencies, principally the euro. The portion of our business conducted in foreign currencies has increased since the Bluehill ID business combination as Bluehill ID conducts more than 95% of its business outside the U.S. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when an SCM subsidiary has the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against risks associated with foreign currency fluctuations.

A significant portion of our revenue is dependent upon sales to government programs, which are impacted by uncertainty of timelines and budgetary allocations, delays in developing technology standards,

and changes in laws or regulations pertaining to security.

Large government programs are a primary target for our ID Management business, as higher security systems employing smart card technology are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. Sales to U.S. government agencies and other entities comprise a significant portion of our sales. Additionally, we have sold a significant proportion of our smart card reader products to the U.S. government for PC and network access by military and federal employees, and these sales have been an important component of our overall revenue.

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

In recent periods, we have experienced a significant decrease in sales of our SCM Microsystems external smart card readers to the U.S. government, primarily due to weaker demand in this market as a result of ongoing project and budget delays and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers is a trend that we do not think will reverse.

We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We also have spent significant resources developing a range of e-health smart card terminals for the German government’s electronic health card program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government had stated that it planned to distribute new electronic health cards to its citizens beginning in early 2009, and to put in place a corresponding network and card reader infrastructure during 2009, there have been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.

We derive a substantial portion of revenue through the sale of Hirsch solutions to U.S. government entities, pursuant to government contracts which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Our U.S. government business is dependent upon receipt of certain governmental approvals or certifications, and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required.

The U.S. federal government represents a significant portion of our revenues. Failing to obtain certain government approvals or certifications could have a material adverse effect in those market segments for which such approvals or certifications are customary or required. As newer versions of existing products, or new products in development, are released, they may require certifications or approvals. In addition, the government may introduce new requirements that some existing products will be required to meet. If we fail to obtain any required approvals or certifications for our products, our business will suffer.

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

We currently use distributors to sell some of our products, primarily into markets or customers where the distributor may have closer relationships or greater access than we do. Some of these distributors also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our sales to suffer. Distribution arrangements are intended to benefit both us and the distributor, and may be long- or short-term relationships, depending on market conditions, competition in the marketplace and other factors. If we are unable to maintain effective distribution channels, there could be a reduction in the amount of product we are able to sell, and our revenues could decrease.

Our business could suffer if our third-party manufacturers cannot meet production requirements.

Many of the Company’s products are manufactured outside the U.S. by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our digital media reader business, such as digital flash media, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Failure to properly manage the implementation of customer projects in our business may result in costs or claims against us, and our financial results could be adversely affected.

In our business, deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the implementation of our solutions in such projects and to deploy appropriate resources, including our own project managers and third-party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in damage to our reputation or even claims for substantial monetary damages against us. In addition, we sometimes provide guarantees to customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit derived from a particular project. Moreover, a portion of our revenues are derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Products such as SCM Microsystems’ smart card readers, Hirsch’s control panels and readers and TagStar’s inlays may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

In addition, because our customers rely on our Secure Authentication products to prevent unauthorized access to PCs, networks or facilities, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.

We have global operations, which require significant financial, managerial and administrative resources.

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Australia, Brazil, Canada, Germany, Hong Kong, India, Italy,

Japan, the Netherlands, Switzerland and the U.S. We also must manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

We conduct a significant portion of our operations outside the U.S. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.

We conduct a substantial portion of our business in Europe and Asia. Approximately 40% of our revenue for fiscal 2009, 57% of our revenue for fiscal 2008 and 49% of our revenue for fiscal 2007 was derived from customers located outside the U.S. Our recent acquisition of Bluehill ID further increases our non-US business, as Bluehill ID conducts a substantial portion of its business in Germany, and in the rest of Europe, Canada, Brazil, and Australia. Nearly all of Bluehill ID’s revenue for the year ended December 31, 2009 and approximately 98% of revenue for the year ended December 31, 2008 was derived from customers located outside the U.S.

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

Over the past few years, the NASDAQ Stock Market and the Prime Standard of the Frankfurt Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock, particularly in the U.S.;

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or Prime Standard of the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

•	litigation developments; and

•	general market downturns.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

SCM common stock has historically traded at a very low volume. The market price of SCM common stock could decline as a result of the large number of shares that have been issued to the former Hirsch and

Bluehill ID shareholders and that are currently eligible for sale or securities that have been issued to the former Hirsch shareholders that will become exercisable for shares of SCM common stock in the future.

The new shares of SCM common stock issued as consideration in connection with the acquisition of Hirsch became freely saleable on January 30, 2010 and the warrants to purchase shares of SCM common stock will be exercisable for a two year period beginning on April 30, 2012. The new shares of SCM common stock issued to former Bluehill ID shareholders in the business combination with Bluehill ID are unrestricted and can be freely traded. Consequently, a substantial number of additional shares of SCM common stock have recently become available for resale in the public market. Stockholders of SCM and former shareholders of Hirsch or Bluehill ID may not wish to continue to invest in the operations of the company or may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market could adversely affect the market price of our stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately 4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our business combination with Bluehill ID on January 4, 2010, we issued approximately 15.3 million shares of SCM common stock as consideration for the outstanding shares in Bluehill ID that were tendered in the transaction. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 60,000,000 shares of common stock. At our 2010 Annual Meeting of Stockholders our stockholders will be considering a proposal to increase the number of authorized shares of common stock by 20,000,000 shares to a total of 80,000,000 shares of common stock. As of March 5, 2010, 39,160,319 shares of common stock were outstanding.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of December 31, 2009, an aggregate of approximately 4.8 million shares of common stock was reserved for future issuance under all our stock option plans, of which 2.4 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. Additionally, as of December 31, 2009, warrants to purchase approximately 4.9 million shares of SCM common stock were outstanding.

The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock. In addition, the “lock-up” placed on the shares of our common stock issued to former Hirsch shareholders in connection with the merger of SCM and Hirsch which have restricted their transfer or sale released in its entirety on January 30, 2010, which could add additional downward pressure on the trading price of SCM common stock.

The large percentage ownership of SCM common stock by former shareholders of Hirsch and Bluehill ID gives those shareholders significant influence over the outcome of corporate actions requiring stockholder approval.

As a result of our acquisitions of Hirsch and Bluehill ID, the former Hirsch shareholders beneficially own approximately 22% and the former Bluehill ID shareholders beneficially own approximately 38% of SCM’s common stock. Accordingly, the former Hirsch and Bluehill ID shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch or Bluehill ID could delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch and Bluehill ID shareholders may differ from the interests of other stockholders.

Several of our directors directly or indirectly hold significant amounts of our common stock, and each of them could have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively. In some cases, their priorities for our business may be different from ours or our other stockholders.

As of January 4, 2010, Mountain Partners AG, together with its affiliates and certain related parties, including Mountain Partners Angel Fund and BH Capital Management (collectively “Mountain Partners”), directly or indirectly owned approximately 20.5% of the outstanding common shares of our common stock and had the right to vote approximately 14.8% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder and current affiliate of Mountain Partners and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by Mountain Partners. Additionally, Mr. Wenzel and Ayman S. Ashour, our Chief Executive Officer and Chairman, are also affiliates of BH Capital Management AG, which is 51% owned by Mountain Partners AG and which at January 4, 2010 owned and had the right to vote approximately 5.7% of the outstanding shares of our common stock. Consequently Messrs. Ashour and Wenzel also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by BH Capital Management AG. As of January 4, 2010, Lincoln Vale owned and had the right to vote approximately 8.1% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by Lincoln Vale. As of January 4, 2010, Lawrence Midland, a director and an executive vice president of SCM, held approximately 3.3% of our common stock. Mr. Midland’s shares are held in a family trust and in custodianship for his children, and he may be deemed to beneficially own the SCM shares.

Accordingly, Mr. Ayman, Dr. Liebler, Mr. Midland, Mr. Wenzel, BH Capital Management AG, Lincoln Vale and Mountain Partners could each have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In addition, Mr. Ayman, Dr. Liebler, Mr. Midland, Mr. Wenzel, BH Capital Management AG, Lincoln Vale and Mountain Partners could each delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders.

Shares of SCM common stock beneficially owned by our largest investors will count toward whether a quorum is achieved.

To achieve a quorum at SCM’s annual stockholder meeting requires at least one-third of all shares of SCM’s stock entitled to vote be present in person or by proxy at the SCM annual meeting. If the shares beneficially owned by each of Lincoln Vale, Mountain Partners and BH Capital Management AG (including the interests of Messrs. Ashour, Liebler and Wenzel) are present in person or by proxy at the SCM annual meeting, they will contribute approximately 28.6% toward the 33.3% of shares of SCM common stock required to achieve a quorum.

Our listing on both the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

Our common stock is listed both on the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange and we typically experience the majority of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the U.S. to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A significant positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.

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

These regulations affect how our customers can do business with us, and, in some instances, the regulations impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government generally.

If we are unable to continue to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could cause our business, financial condition and results of operations to suffer.

In our business, we must comply with U.S. and European Union (“EU”) laws, among others, regulating the export of our products. In some cases, explicit authorization from the U.S. or an EU government is needed to export our products. The export regimes and the governing policies applicable to our business are subject to changes. We cannot be certain that such export authorizations will be available to us or for our products in the future. In some cases, we rely upon the compliance activities of our prime contractors, and we cannot be certain they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

We face risks from future claims of third parties and litigation.

From time to time, we may be subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

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

We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the Financial Standards Accounting Board, the American Institute of Certified Public Accountants, the SEC and various other bodies formed to interpret and create appropriate accounting rules and policies. A change in those rules or policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Any changes in accounting rules or policies in the future may result in significant accounting charges.

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

Following the business combination with Bluehill ID, we will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.

As a U.S. public company, the Company currently incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time and financial resources to these compliance initiatives. Following the completion of an acquisition, the acquired business becomes a subsidiary of the Company and is subject to the Sarbanes-Oxley Act, and the Company continue to be subject to all of the same obligations. Bringing an acquired company into compliance requires significant expenditures and places additional demands on the Company’s management and may divert our management’s time and attention away from the day-to-day operations of the business. These obligations may also require us to hire additional personnel following any acquisition.

The integration of our Hirsch operations and the work to bring Hirsch into compliance with Sarbanes-Oxley regulations is ongoing and we expect it will be substantially completed by the end of the first quarter of 2010. Bluehill ID is currently evaluating its internal controls systems in order to enable the Company to report on, and SCM’s independent registered public accounting firm after the business combination to attest to, internal controls, as required by Section 404 of the Sarbanes-Oxley Act. The Company and Bluehill ID cannot be certain as to the timing of completion of the evaluation, testing and remediation actions or the impact of the same on the operations of the Company after the business combination. If, after the business combination, we fail to staff our accounting and finance function adequately, or maintain internal controls adequate to meet the demands that are placed upon us as a U.S. public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

Qualified management, marketing, and sales personnel are difficult to locate, hire and train, and if we cannot attract and retain qualified personnel, it will harm the ability of our business to grow.

The success of our company depends, in part, on the continued service of key managerial, marketing and sales personnel. Competition for qualified management, technical, sales and marketing employees is intense. We cannot assure you that we will be able to attract, retain and integrate employees to develop and continue our business and strategies as a combined company.

We may not have uncovered all the risks associated with the acquisition of Bluehill ID and a significant liability may be discovered in the future.

There may be risks that we failed to discover in the course of performing our due diligence investigations related to the acquisition of Bluehill ID, which could result in significant liabilities arising in the future. The business combination agreement does not provide for the Company’s indemnification by the former Bluehill ID shareholders against any of Bluehill ID’s liabilities, should they arise or become known after the closing of the offer. Furthermore, there is no escrow account or indemnity agreement protecting us in the event of any breach of Bluehill ID’s representations and warranties in the business combination agreement. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.

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

Our corporate headquarters are co-located with our Hirsch business headquarters in Santa Ana, California, where we lease approximately 34,599 square feet pursuant to a lease agreement that expires in November 2012. Our European operational headquarters are in Ismaning Germany, where we lease approximately 22,000 square feet pursuant to a lease agreement that expires in November 2013. We also lease a 2,100 square foot sales and marketing facility in Japan, pursuant to a lease agreement that expires in September 2010. We lease a research and development facility of approximately 17,600 square feet in Chennai, India. We consider these properties as adequate for our business needs.

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

At our Annual Meeting of Stockholders held on October 29, 2009, at which a quorum of 15,364,579 shares of shares of common stock issued and outstanding were represented in person or by proxy, the following matters were acted upon by the stockholders of the Company:

1.	To elect three Class II directors to serve as Class II directors of the Company for a term of three years or until such time as their respective successors are duly elected and qualified.

	For	Withheld
Werner Koepf	15,136,942	227,637
Lawrence W. Midland	15,084,063	280,516
Simon Turner	15,137,063	227,516

2.	To approve the amendment of the Company’s Certificate of Incorporation to increase the amount of Common Stock authorized under the Company’s Certificate of Incorporation by 20,000,000 shares.

For	Against	Abstain
14,943,059	347,090	74,390

3.	To approve the amendment of the Company’s 2007 Stock Option Plan to increase the number of shares reserved for issuance under the 2007 Stock Option Plan by 2,000,000 shares.

For	Against	Abstain
12,455,164	2,068,875	840,040

4.	To ratify the appointment of Deloitte & Touche as independent registered public accountants of the Company for the fiscal year ended December 31, 2009.

For	Against	Abstain
15,217,037	121,641	25,901

At a Special Meeting of our stockholders held on December 18, 2009, at which a quorum of 12,049,313 shares of common stock issued and outstanding were represented in person or by proxy, the following matters were acted upon by the stockholders of the Company:

1.	To approve the offer by SCM to acquire all of the issued and outstanding shares in Bluehill ID AG, and specifically, the issuance of new shares SCM common stock, par value $0.001 per share, in connection with the offer, to effect the business combination proposed under the Business Combination Agreement, dated as of September 20, 2009, as amended October 20, 2009, by and among SCM and Bluehill ID AG, a stock corporation incorporated in Switzerland.

For	Against	Abstain
11,832,701	213,612	3,000

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s National Market under the symbol “INVE” and on the Prime Standard of the Frankfurt Stock Exchange under the symbol “INV.” According to data available at March 5, 2010, we estimate we had approximately 2,000 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	NASDAQ National Market		Prime Standard (Quoted in Euros)
	High	Low	High	Low
Fiscal 2009:
First Quarter	$2.88	$1.97	€2.08	€1.48
Second Quarter	$3.20	$2.13	€2.01	€1.50
Third Quarter	$2.92	$2.04	€1.98	€1.47
Fourth Quarter	$3.00	$2.37	€2.02	€1.60

Fiscal 2008:
First Quarter	$3.78	$2.59	€2.56	€1.71
Second Quarter	$3.19	$2.71	€1.99	€1.68
Third Quarter	$3.17	$2.08	€2.03	€1.52
Fourth Quarter	$2.34	$1.27	€1.62	€1.02

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2004, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2004 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $4.87 per share, the closing price on December 31, 2004.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	SCM Microsystems	NASDAQ Composite	RDG Technology
Dec-04	100	100	100
Dec-05	70	101	102
Dec-06	64	114	111
Dec-07	69	124	127
Dec-08	46	73	72
Dec-09	49	106	116

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the sale of our DTV solutions business in fiscal 2006 and the sale of our retail Digital Media and Video business in fiscal 2003, with both businesses accounted for as discontinued operations. 2009 figures include eight months of operating results for Hirsch, which was acquired on April 30, 2009.

SCM MICROSYSTEMS, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$41,315	$28,362	$30,435	$33,613	$27,936
Cost of revenue	22,804	15,817	17,781	21,756	17,106

Gross profit	18,511	12,545	12,654	11,857	10,830

Operating expenses:
Research and development	5,062	3,902	3,123	3,767	4,081
Selling and marketing	15,584	9,620	6,603	7,498	7,040
General and administrative	12,091	8,075	7,128	7,548	9,198
Amortization of intangibles	—	—	272	666	673
Impairment of intangibles	647	—	—	—	—
Restructuring and other charges	—	—	—	1,120	319
Gain on sale of assets	(1,417)	(1,455)	—	—	—

Total operating expenses	31,967	20,142	17,126	20,599	21,311

Loss from operations	(13,456)	(7,597)	(4,472)	(8,742)	(10,481)
Loss on equity investments	(2,244)	(256)	—	—	—
Interest (expense) income	(487)	757	1,639	1,350	745
Foreign currency gains (losses)	76	(2,638)	(346)	(225)	1,731

Loss from continuing operations before income taxes	(16,111)	(9,734)	(3,179)	(7,617)	(8,005)
Benefit (provision) for income taxes	1,549	(752)	(113)	(73)	(150)

Loss from continuing operations	(14,562)	(10,486)	(3,292)	(7,690)	(8,155)
Gain (loss) from discontinued operations, net of income taxes	226	(213)	(215)	3,508	(2,109)
Gain (loss) on sale of discontinued operations, net of income taxes	157	589	1,586	5,224	(2,171)

Net (loss) income	$(14,179)	$(10,110)	$(1,921)	$1,042	$(12,435)

Basic and diluted loss per share from continuing operations	$(0.66)	$(0.66)	$(0.21)	$(0.49)	$(0.53)
Basic and diluted income (loss) per share from discontinued operations	$0.02	$0.02	$0.09	$0.56	$(0.27)
Basic and diluted net (loss) income per share	$(0.64)	$(0.64)	$(0.12)	$0.07	$(0.80)
Shares used to compute basic and diluted (loss) income per share	22,013	15,743	15,725	15,638	15,532

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,836	$20,550	$32,444	$36,902	$32,440
Working capital(1)	4,114	23,931	34,027	31,967	27,371
Total assets	64,571	41,138	48,564	51,355	52,734
Total stockholders’ equity	37,940	28,126	37,039	35,318	32,617

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are an international technology group focused on building the world’s signature company in secure identification-based technologies. Through our group of recognized brands, we provide leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of disciplined acquisitive development and strong technology-driven organic growth from our member companies.

We adopted a new organizational structure in January 2010 following our business combination with Bluehill ID, a Swiss industrial holding group focused on investments in the RFID/identification and security industries. We are now doing business as “Identive Group” and intend to seek stockholder approval at our 2010 Annual Meeting of Stockholders to amend our certification of incorporation to legally change the name of the Company to “Identive Group, Inc.” Following the acquisition of Bluehill ID, we are now comprised of a group of companies with deep industry expertise and well-known global brands in their individual markets. At the corporate level, we provide operational support and expertise to facilitate sharing of technology and resources to help our individual companies expand and compete more effectively in the global marketplace. Individual businesses within the Company include Hirsch Electronics, SCM Microsystems, Multicard, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID.

We acquired Bluehill ID on January 4, 2010, and will begin reporting consolidated results including Bluehill ID beginning in the first quarter of 2010.

Highlights of the Fourth Quarter, Ending December 31, 2009:

•	Financial results for the 2009 fourth quarter include the results of the Hirsch business, which we acquired on April 30, 2009 and consolidated as a wholly-owned subsidiary.

•

Net revenues were $11.9 million in the fourth quarter of 2009, up about a third compared to the same quarter a year earlier due to incremental revenue from Hirsch. Excluding Hirsch, revenues were down more than a third from the previous year.

•

We overall posted an after-tax loss from continuing operations of $(8.5) million in the fourth quarter of 2009 compared to a loss from continuing operations of $(3.7) million in the same quarter of the previous year. This included approximately $1.3 million in transaction expenses primarily related to our acquisition of Bluehill ID and a loss on equity investments of approximately $1.4 million. Our net loss for the fourth quarter of 2009, including discontinued operations, was $(8.4) million, compared to a loss of $(4.1) million in the fourth quarter of 2008.

•

In December 2009, both our stockholders and the shareholders of Bluehill ID approved the proposed business combination between the two companies, and the transaction subsequently closed on January 4, 2010.

Narrative Summary of the 2009 Fourth Quarter

During the fourth quarter of 2009, we continued our integration of the Hirsch business and announced our proposed business combination with Bluehill ID AG. The Bluehill ID transaction closed on January 4, 2010.

Both the Hirsch and Bluehill ID acquisitions were strategic moves aimed at rapidly increasing our revenues, scale and ability to address the high growth markets for identification and identity management solutions.

With the addition of revenue from Hirsch, revenues increased 32% in the fourth quarter of 2009 compared with the fourth quarter of 2008. Excluding Hirsch, fourth quarter 2009 revenues were down 36% from the same period of the previous year. Sales of our Hirsch products in the 2009 fourth quarter were up year over year. U.S. sales of our SCM branded smart card reader products were very weak in the 2009 fourth quarter as a result of delays in orders from our end customers in the government sector. Sales of our smart card reader products in Asia remained strong and grew significantly compared with the fourth quarter of 2008. Sales of smart card reader products in Europe were moderately lower in the 2009 fourth quarter compared with the same period of the prior year. At the same time, sales of our eHealth terminals for the electronic healthcard program in Germany continued to be significantly lower than expected in the 2009 fourth quarter, due to continued delays in implementation of the program by the German government authorities. Sales of our digital media reader products were also very weak in the fourth quarter of 2009 as a result of loss of new orders as a major customer ceased adding new kiosks in light of reduced consumer usage of photo kiosks due to the economic downturn.

Our overall gross margin fell to 37% in the fourth quarter of 2009 from 46% in the same quarter of 2008, as a result of a write-off of inventory of $0.8 million related to our terminals for the stalled German eHealth program. Operating expenses were 111% higher in the fourth quarter of 2009 compared with the fourth quarter of 2008, primarily due to the inclusion of operating expenses relating to the Hirsch business, as well as $1.3 million in transaction costs primarily related to our acquisition of Bluehill ID. Including a loss on investments of $1.4 million, we posted an after-tax loss from continuing operations of $(8.5) million in the fourth quarter of 2009, compared to a loss from continuing operations of $(3.7) million in the fourth quarter of 2008. Our net loss for the fourth quarter of 2009, including discontinued operations, was $(8.4) million, compared to $(4.1) million in the same quarter of the prior year.

Cash and cash equivalents were $4.8 million at the end of the 2009 fourth quarter, down $1.4 million from $6.2 million at the end of the third quarter of 2009. The decrease in cash in the fourth quarter primarily resulted from our operating losses in the period.

Company Background

Prior to our acquisition of Bluehill ID, we were focused on providing security and identity solutions for secure access, secure identity and secure exchange. During the periods covered by this report, we sold our security and identity solutions in two primary market segments: Security and Identity Solutions (formerly called “Secure Authentication”) and Digital Media and Connectivity.

•

For the Security and Identity Solutions market, we offer a broad range of contact, contactless and mobile smart card reader technology, access control products and digital identity and transaction platforms, as well as systems that integrate physical access control, secure data storage and transmission, digital certificates, biometrics and digital video. These solutions are sold under the Hirsch Electronics and SCM Microsystems brands. Our Security and Identity solutions are used in a wide variety of industries for security, identity, contactless payment, e-health and electronic government services. We also offer a range of smart card-based productivity solutions, which include readers and software, for small and medium-size businesses under our CHIPDRIVE® brand.

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

A major component of our growth strategy is to actively seek merger and acquisition opportunities to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities to enter new markets. We completed the acquisition of Hirsch during the second quarter of 2009. We believe our acquisition of Hirsch supported our growth strategy, as it increased our revenues by 60%, helped further diversify our customer base and positioned our company to better address the growing market demand for solutions that address both IT security and physical access, a trend referred to in the security industry as “convergence.” During the third quarter of 2009, we announced our intention to acquire Bluehill ID, a Swiss industrial holding group focused on investments in the RFID/identification and security industries. We completed the acquisition of Bluehill ID on January 4, 2010. We believe our acquisition of Bluehill ID presents a strategic opportunity to strengthen our position in the security industry and is a crucial step to create the signature company for security and identity-based technologies and solutions.

On April 30, 2009, we completed our acquisition of Hirsch, a private California corporation that manufactures and sells physical access control and other security management systems. Following the acquisition, Hirsch became a Delaware limited liability company and wholly-owned subsidiary of the Company. In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of our common stock and issued warrants to purchase approximately 4.7 million shares of our common stock as consideration in connection with the Hirsch acquisition. Further details of the acquisition are described in Note 2 to the financial statements included in this Annual Report on Form 10-K. Former Hirsch shareholders beneficially own approximately 37% of the shares of the Company’s common stock outstanding. Upon the closing of the acquisition, Lawrence Midland, a former Hirsch director and current President of Hirsch, joined our Board of Directors and became an Executive Vice President of the Company. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of the Company. As a result of our acquisition of Hirsch, Hirsch’s operating results have been included in our consolidated results since the date of acquisition, and will continue to be included in our consolidated results going forward.

On January 4, 2010, we completed our acquisition of Bluehill ID. To effect the transaction, we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of our common stock for every one share of Bluehill ID tendered. Approximately 29,422,714, or 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of approximately 15,299,797 new shares of the Company’s common stock. As a result of our January 4, 2010 acquisition of Bluehill ID, Bluehill ID’s operating results will be included in our consolidated results going forward. Following the close of the transaction, approximately 38% of the Company’s outstanding shares are now held by former Bluehill ID shareholders. Prior to the close of the transaction, Werner Koepf, the former Chairman of our Board of Directors, resigned and following the closing of the transaction, Ayman S. Ashour, Chief Executive Officer of Bluehill ID, joined the Board of Directors of the Company and was named Executive Chairman of the Board of Directors. Dr. Cornelius Boersch and Daniel S. Wenzel, both former directors of Bluehill ID, also joined the Board of Directors of the Company. In February 2010, Dr. Boersch resigned from the Board of Directors and on March 1, 2010, Mr. Ashour was appointed Chief Executive Officer and Chairman of the Board and Felix Marx, our Chief Executive Officer, was named Chief Operating Officer of the Company.

Following our acquisition of Bluehill ID, three other executives from Bluehill ID also joined the management team of the Company, including Melvin Denton-Thompson, who was appointed Chief Financial Officer; John S. Rogers, who was appointed Executive Vice President Transition Management and Acquisition Integration; and Joseph Tassone, who was appointed Executive Vice President Technology and Product Management. The new management from Bluehill ID has extensive expertise in identifying acquisition candidates, executing mergers and acquisitions and successfully integrating acquired businesses. We expect that mergers and acquisitions will continue to be a major focus of our growth strategy going forward.

Another component of our strategy is the development of a broad range of new contactless infrastructure products to enable fast growing contactless applications and services for markets such as electronic transactions (including payment and ticketing) and various electronic security programs within the government and enterprise sectors. Our contactless readers, modules and tokens are intended to address markets such as national /citizen ID, electronic passports, physical and logical (computer) security and mobile transactions, among others. Additionally, we are developing and implementing programs to market our existing product offerings into new distribution channels and new geographic regions. The worldwide economic downturn has slowed our progress in penetrating new markets; however, we continue to invest in the products, programs and resources to develop new customers.

Trends in our Business

Sales Trends

The global economic downturn and ongoing economic uncertainty created a broader cautionary environment for us and for our customers in 2008 and 2009 and has resulted in decreased or delayed orders for our products across geographic markets. We believe sales to some markets will continue to be constricted until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves. Despite the continued sluggishness of security and identity programs during 2009, our revenue increased 46% compared to 2008 as a result of our acquisition of Hirsch and investments made in key markets and regions.

We believe that our acquisition of Hirsch has strengthened our performance across multiple financial metrics, our ability to capture new and existing sales opportunities and our overall business profile. As a result of the inclusion of Hirsch operating results, sales increased 60% in our Security and Identity Solutions business in 2009 compared to 2008, with Hirsch product sales generally having a higher gross profit margin than SCM Microsystems product sales. The integration of Hirsch into the Company was largely completed in the fourth quarter of 2009.

In the U.S. government market, sales of our smart card reader products for PC and network access by military and federal employees historically has been an important component of our overall revenue composition. In addition to normal variability in demand quarter to quarter, in recent periods, project and budget delays in the U.S. government sector and the rapid shift towards lower cost embedded chips rather than external smart card readers by laptop and keyboard manufacturers servicing the U.S. government sector have constricted our sales of SCM branded products in this market. The U.S. government sector is also an important market for our Hirsch business, but Hirsch’s sales model is more focused on the provision of integrated systems, rather than point solutions, and is generally less susceptible to variability from project delays and other factors. In the 2009 fourth quarter, sales from the Hirsch business were up 6% compared with the fourth quarter of 2008, and a significant percentage of Hirsch sales related to projects at federal government agencies. We believe that our acquisition of Hirsch has created a more stable and consistent revenue profile for the Company in the U.S. government sector, given Hirsch’s sales model. We further believe that Hirsch’s ability to offer complete systems and professional services complements and strengthens our competitive position and provides significant new opportunities for incremental revenue growth.

While revenues in Europe generally remained stable, the weak economic environment continued to constrict sales to both established and new customers in 2009. In general, smart-card based security projects in all sectors have continued to experience delays or are limited in scale. At the same time, sales development activities we initiated 12 to 18 months ago as part of our strategy to broaden our market and geographic penetration are resulting in higher customer engagement than in past periods. Previously we had expected that the roll-out of electronic health insurance cards in Germany would provide a significant revenue opportunity for us in 2009 and going forward. However, the German government authorities have continued to delay implementation of this program and this has resulted in little revenue for us in recent months. We continue to be a significant supplier of eHealth terminals for the program as it operates currently and believe that we are well positioned to participate in addressing the need for terminals to read the millions of eHealth cards that were originally intended to be distributed to Germany’s citizens under the program. However the amount and timing of any significant sales to support this program is uncertain due to the current lack of support from the German government authorities.

Sales of our smart card reader chips continued to be strong in Asia during 2009. During the year we added new distribution partners and sales resources in Asia to penetrate new geographic markets and applied a more systematic and focused approach to sales in countries such as China, India, Malaysia, the Philippines and Thailand. In Japan, the weak economic environment continued to constrict sales.

Following our acquisition of Bluehill ID and the significant changes this acquisition has made in the organization structure and composition of our business, our sales trends may change significantly. In general, we continue to expect that we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card reader products, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. Additionally, our dependence on a small number of customers in each of our businesses may in any given period result in additional variability in our revenues.

Gross Profit Margin Trends

Our acquisition of Hirsch has resulted in a favorable impact on our gross profit margin, as Hirsch’s sales typically yield margins that are higher than sales of the SCM branded smart card reader products. We expect that our gross profit margin will continue to benefit from this more favorable mix of products going forward, although there may be a small offsetting impact from some of the businesses we acquired from Bluehill. Additionally, we have implemented ongoing cost reduction programs to address pricing pressure in our business and these programs have generally resulted in ongoing improvements to our product margins. We believe we should be able to offset ongoing pricing pressure and material cost increases with continual improvements in our supply chain systems.

Operating Expense Trends

Our operating expenses in 2009 reflect the addition of expenses for the Hirsch business, as well as approximately $4.0 million in transaction costs relating to the merger of Hirsch and the business combination with Bluehill ID and $0.7 million related to severance costs, primarily for our former CFO.

During 2009, we focused the majority of our research and development activities on the development of new SCM branded contactless readers, tokens and modules and on extending our contactless platforms. We also continued our engineering investment to develop Hirsch’s next generation of controllers, which we expect will be completed during 2010. Additionally, we invested in custom development for our OEM market and in the development of a range of physical access control projects in both our Hirsch and SCM businesses.

Over the last 12 months, acquisition-related costs have caused a significant increase in general and administrative expenses. This may continue, as pursuing merger and acquisition opportunities is an important component of our growth strategy. Beginning in January 2010 and alongside the integration of the businesses acquired from Bluehill ID, we have implemented a cost reduction program designed to identify areas for significant cost reduction. To date, actions have included the announced closure of an office in Mainz, Germany, the consolidation and streamlining of research and development activities between our existing and newly acquired facilities in India, and the negotiation of more favorable pricing from existing or new suppliers of professional services. Going forward, we will continue to focus on identifying areas for expense reduction, particularly general and administrative.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	55.2	55.8	58.4

Gross profit	44.8	44.2	41.6

Operating expenses:
Research and development	12.3	13.8	10.3
Selling and marketing	37.7	33.9	21.7
General and administrative	29.3	28.5	23.4
Amortization of intangibles	—	—	0.9
Impairment of intangibles	1.6	—	—
Gain on sale of assets	(3.4)	(5.1)	—
Total operating expenses	77.5	71.1	56.3

Loss from operations	(32.7)	(26.9)	(14.7)
Loss and impairment on equity investments	(5.4)	(0.9)	—
Interest (expense) income	(1.2)	2.7	5.4
Foreign currency gains (losses), net	0.2	(9.3)	(1.1)

Loss from continuing operations before income taxes	(39.0)	(34.4)	(10.4)
Benefit (provision) for income taxes	3.8	(2.7)	(0.4)

Loss from continuing operations	(35.2)	(37.1)	(10.8)
Gain (loss) from discontinued operations, net of income taxes	0.5	(0.7)	(0.7)
Gain on sale of discontinued operations, net of income taxes	0.4	2.1	5.2

Net loss	(34.3)%	(35.7)%	(6.3)%

Revenue

The following table sets forth our annual revenues and year-to-year change in revenues by product segment for the fiscal years ended December 31, 2009, 2008 and 2007. The comparability of our operating results in 2009 versus prior years is primarily impacted by our acquisition of Hirsch on April 30, 2009. Eight months of operating results from the acquired Hirsch business are included in the 2009 figures.

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
	(In thousands)
Security and Identity Solutions
Revenues	$38,055	60%	$23,711	(3)%	$24,427
Percentage of total revenues	92%		84%		80%
Digital Media and Connectivity
Revenues	$3,260	(30)%	$4,651	(23)%	$6,008
Percentage of total revenues	8%		16%		20%

Total revenues	$41,315	46%	$28,362	(7)%	$30,435

Fiscal 2009 Revenue Compared with Fiscal 2008 Revenue

Revenue for the year ended December 31, 2009 was $41.3 million, up 46% from $28.4 million in 2008. The increase in 2009 revenue compared with the prior year was the result of incremental revenues from the Hirsch business, which was acquired in the second quarter of 2009. Excluding Hirsch, revenue in our Security and Identity Solutions segment decreased 14% in 2009 from the previous year. Revenue from our Digital Media and Connectivity products also decreased 30% in 2009 compared with 2008. Sales of our Security and Identity Solutions products accounted for 92% of total revenue and sales of Digital Media and Connectivity products accounted for 8% of revenue in 2009.

Following our acquisition of Hirsch, revenue in our Security and Identity Solutions business during 2009 principally consisted of sales of smart card readers, related chip technology and access control products that are primarily used in security programs where smart cards and/or personal identification (“PIN”) codes are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Additionally, this business includes sales of digital identity and transaction platforms, as well as systems that integrate physical access control, secure data storage and transmission, digital certificates, biometrics and digital video. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises and are primarily sold in Europe. The majority of revenue in our Security and Identity Solutions business segment is related to government, financial or enterprise programs and is subject to variability based on the size and timing of customer orders.

Revenue in our Security and Identity Solutions business was $38.1 million in 2009, up 61% from $23.7 million in 2008. This increase was due to the inclusion of incremental revenues from the acquired Hirsch business, beginning in the second quarter of 2009. Hirsch sales in 2009 were up slightly year over year, driven by orders for products, systems and services for U.S. government agency deployments. European and Asian sales of SCM branded smart card reader products remained relatively unchanged in 2009 compared with the prior year, while sales of SCM branded smart card reader products in the U.S. were down approximately 38%. The decrease in sales of SCM branded smart card reader products in the U.S. was primarily the result of acceleration in the trend towards embedded chips, which are sold out of Asia, rather than smart card readers, which are sold out of the U.S. In addition, variability in the timing of orders continues to be a factor in this business. Sales in Asia continued to reflect strong demand for embedded smart card reader chips. Sales in Europe were characterized by variability in the timing of orders during 2009, however overall demand remained stable. At the same time, European sales of our CHIPDRIVE business productivity products aimed at small and medium enterprises continued to be depressed as a result of the weak economic environment. Additionally, although we continued to be a significant supplier of eHealth terminals Germany’s electronic healthcard rollout, sales were significantly lower than expected due to slower than anticipated implementation by the German government authorities.

Our Digital Media and Connectivity business consists of sales of digital media readers and related ASIC technology used to provide an interface for flash memory cards, primarily embedded in digital photography kiosks, where the readers are used to download and print digital photos. Two to three customers, historically, have accounted for sales in this business segment. As a result, revenue in our Digital Media Reader business can fluctuate significantly quarter to quarter due to variability in the size and timing of customer orders or based on the addition or loss of a significant customer.

Revenue in our Digital Media and Connectivity business was $3.3 million in 2009, a decrease of 30% from $4.7 million in 2008, primarily as a result of reduced consumer usage of photo kiosks and reduced roll-outs of new photo kiosks by our customers due to the economic downturn and competition with on-line photo finishing sites.

Fiscal 2008 Revenue Compared with Fiscal 2007 Revenue

Revenue for the year ended December 31, 2008 was $28.4 million, a decrease of 7% from $30.4 million in 2007. This decrease was due primarily to a 23% decline in sales of our Digital Media and Connectivity products, as well as, to a lesser extent, a 3% decrease in sales of our Security and Identity Solutions products. Sales of our Security and Identity Solutions products accounted for 84% of total revenue and sales of Digital Media and Connectivity products accounted for 16% of revenue in 2008.

Security and Identity Solutions product revenue was $23.7 million in 2008, a decrease of 3% from $24.4 million in 2007. Our Security and Identity Solutions product line principally consists of smart card readers and related chip technology that are primarily used in large security programs where smart cards are employed to authenticate the identity of people in order to control access to computers or computer networks; borders; buildings and other facilities; and services, such as health care. Also included in this business segment are our CHIPDRIVE software and reader solutions, which provide electronic timecard and other productivity applications for small and medium enterprises, and are primarily sold in Europe. The majority of revenue in our Security and Identity Solutions business segment is related to government, financial or enterprise programs and is subject to significant variability based on the size and timing of customer orders.

The decrease in Security and Identity Solutions product sales in 2008 compared with the prior year was primarily due to a significant reduction in sales of our smart card reader products for U.S. government authentication programs in the first two quarters of 2008, mainly due to project and budget delays. During 2008, we have also experienced an ongoing shift in the U.S. government market away from external reader devices and towards interface chips that provide embedded reader technology in laptops and keyboards. We have sold high volumes of smart card interface chips for embedded readers to laptop and keyboard manufacturers in Asia that have somewhat offset the decrease in sales of our external reader devices in the U.S.; however, these chips have a lower average selling price than our external reader devices.

The largest percentage of Security and Identity Solutions product revenues in 2008 came equally from sales of readers for U.S. government projects to comply with Homeland Security Presidential Directive-12 and other federal mandates, and sales of readers for electronic identification and other programs in Europe. Sales of smart card interface chips in Asia demonstrated the fastest rate of growth in 2008 of any of our products. Sales of our CHIPDRIVE business productivity solutions were relatively flat year to year.

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

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2009, 2008 and 2007. The comparability of our operating results in 2009 versus prior years is primarily impacted by our acquisition of Hirsch on April 30, 2009. Eight months of operating results from the acquired Hirsch business are included in the 2009 figures.

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
	(In thousands)
Security and Identity Solutions
Revenues	$38,055		$23,711		$24,427
Gross profit	17,430	60%	10,910	4%	10,472
Gross profit %	46%		46%		43%

Digital Media and Connectivity
Revenues	$3,260		$4,651		$6,008
Gross profit	1,081	(34)%	1,635	(25)%	2,182
Gross profit %	33%		35%		36%

Total:
Revenues	$41,315		$28,362		$30,435
Gross profit	18,511	48%	12,545	(1)%	12,654
Gross profit %	45%		44%		42%

Gross profit for 2009 was $18.5 million, or 45% of revenue. During 2009, gross profit was positively impacted by the inclusion of sales of higher-margin Hirsch products in the second, third and fourth quarters, offset by a $0.8 million write-off to inventory in the fourth quarter of 2009 related to terminals for the stalled German eHealth program. By product segment, gross profit for our Security and Identity Solutions products was 46% and gross profit for our Digital Media and Connectivity products was 33% in 2009.

Gross profit for 2008 was $12.5 million, or 44% of revenue. During 2008, gross profit was impacted by a more favorable mix of higher margin products overall and product cost reductions in our Security and Identity Solutions business, offset by lower Digital Media and Connectivity product volumes. By product segment, gross profit for our Security and Identity Solutions products was 46% and gross profit for our Digital Media and Connectivity products was 35% in 2008.

Gross profit for 2007 was $12.7 million, or 42% of revenue. During 2007, gross profit was impacted by a favorable mix of products sold, including our CHIPDRIVE products, better inventory management and product cost reductions, particularly in our Security and Identity Solutions business. Offsetting these positive factors were low sales levels of Digital Media and Connectivity products in the first half of the year and low sales levels of Security and Identity Solutions products in the second quarter of 2007, as well as pricing pressure over the last several quarters. By product segment, gross profit for our Security and Identity Solutions products was 43% and gross profit for our Digital Media and Connectivity products was 36% in 2007.

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

Operating Expenses

Research and Development

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
	(In thousands)
Expenses	$5,062	30%	$3,902	25%	$3,123
Percentage of revenue	12%		14%		10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Figures for 2009 include eight months of expenses from our acquired Hirsch business.

Research and development expenses were $5.1 million in 2009, up 30% from $3.9 million in 2008, primarily as a result of the inclusion of additional expenses related to the Hirsch business. Excluding Hirsch expenses, research and development expenses decreased 15% in 2009 compared with 2008. This decrease was the result of reduced development activity in 2009 following a significant increase in activity in 2008 to develop eHealth terminals and new contactless product platforms, which work was substantially completed by the end of 2008. During 2009, we continued to focus on the development of contactless readers, token and modules for the SCM smart card reader business and a new generation of advanced controllers for the Hirsch business.

Research and development expenses were $3.9 million in 2008, up 25% from $3.1 million in 2007. The increase in research and development expenses in 2008 was primarily due to the development of new contactless Security and Identity Solutions products and increased development activity related to card terminals for the German e-healthcard program. In 2007, we focused primarily on the development of smart card reader technology for the German e-healthcard program, electronic ID applications and the global e-passport market.

We expect our research and development expenses to vary based on future project demands and the markets we target. We expect that research and development expenses will increase in 2010 based on the inclusion of additional expenses from the businesses acquired in the Bluehill ID transaction. As a result of the acquisition of Bluehill ID, we now have two development centers located in Chennai, India. As announced and as filed with the SEC on a current report on Form 8-K on February 3, 2010, we intend to combine and streamline these two operations in order to lower overhead costs.

Selling and Marketing

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
	(In thousands)
Expenses	$15,584	62%	$9,620	46%	$6,603
Percentage of revenue	38%		34%		22%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Figures for 2009 include eight months of expenses related to our acquired Hirsch business.

Sales and marketing expenses were $15.6 million in 2009, up 62% from $9.6 million in 2008, primarily due to the inclusion of additional expenses related to the Hirsch business. Also included in 2009 are approximately $0.1 million in severance costs. During 2008 we increased investment to build up sales resources and create business development programs both in our traditional markets and also in the contactless market, particularly in Asia and Latin America, and these new resources and programs were substantially in place by the end of 2008. As a result, excluding Hirsch expenses, sales and marketing expenses decreased 14% in 2009 compared with 2008.

Sales and marketing expenses were $9.6 million in 2008, up 46% from $6.6 million in 2007. The increase in sales and marketing expenses in 2008 was primarily due to the hiring of new sales resources during the year in Asia, Europe and the Americas to enhance our ability to address current and future business opportunities, as well as an increased level of marketing programs and travel expenses related to new business development activities. Also included in 2008 are approximately $0.3 million in severance costs.

We expect that sales and marketing expenses will increase in 2010 based on the inclusion of additional expenses from the businesses acquired in the Bluehill ID transaction.

General and Administrative

	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008	% Change 2008 to 2007	Fiscal 2007
	(In thousands)
Expenses	$12,091	50%	$8,075	13%	$7,128
Percentage of revenue	29%		28%		23%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Figures for 2009 include eight months of expenses related to our acquired Hirsch business.

General and administrative expenses in 2009 were $12.1 million, up 50% from $8.1 million in 2008, primarily due to one-time transaction and severance costs, as well as the inclusion of additional expenses from the acquired Hirsch business. Transaction related costs in 2009 were $4.0 million and related to the merger with Hirsch and the business combination with Bluehill ID. Severance costs were $0.6 million and primarily related to payments made to our former chief financial officer in the 2009 third quarter. Excluding Hirsch expenses, the one-time expenses described above and one-time transaction expenses of $1.4 million in 2008, general and administrative expenses decreased 5% in 2009 compared with the prior year as a result of close management of spending and reductions in non-critical areas.

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

General and administrative expenses in 2007 also included $1.4 million in severance and other costs related to our former CEO.

We expect that general and administrative expenses will increase in 2010 based on the inclusion of additional expenses from the businesses acquired in the Bluehill ID transaction.

Amortization and Impairment of Intangibles

Amortization and impairment of intangible assets was $0.6 million in 2009, zero in 2008 and $0.3 million in 2007. Amortization and impairment of intangible assets in 2009 was related to an impairment charge related to the write-off of exclusivity fees paid to TranZfinity. (See Note 8 for further detail about Intangible Assets — TranZfinity.)

Gain on Sale of Assets

During 2009, we recorded $1.4 million gain on the sale of assets, which included a gain of $1.2 million on the sale of our office building in India and a gain of $0.2 million on the sale of certain non-core patents that were unrelated to our current business.

During 2008, we recorded $1.4 million gain on the sale of certain non-core patents that were unrelated to our current business. A further $0.1 million gain was realized on the sale of unused land.

Loss and Impairment on Equity Investments

During 2009, we recorded a loss on equity investments of $2.2 million, which related to the impairment of our equity method investment in TranZfinity and our proportionate share of losses realized by TranZfinity. We made the determination that our investment in TranZfinity was impaired during the fourth quarter of 2009, based on our assessment of TranZfinity’s performance and future prospects. Subsequent to year-end, TranZfinity management and shareholders concluded that TranZfinity business is no longer viable and decided to dissolve the TranZfinity’s operations. See Note 6 for further detail about the TranZfinity investment.

During 2008, we recorded a loss on equity investments of $0.3 million, $0.2 million of which related to our share of the losses of our equity method investment in TranZfinity and $0.1 million of which related to amortization of the difference between our cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.

Interest (Expense) Income

Interest (expense) income consists of interest accretion expense for a liability to related party in the Hirsch business, offset by interest earned on invested cash.

We had interest expense of $(0.5) million in 2009, compared with interest income of $0.8 million in 2008 and interest income of $1.6 million in 2007. The $(0.5) million of interest expense recorded in 2009 resulted from an ongoing liability to a related party related to the Hirsch business (further described in Note 16), with no offsetting interest income, as invested cash balances were lower in 2009.

The reduction in interest income in 2008 compared with 2007 resulted from a reduced cash balance and the reduction in interest rates in 2008 compared to the prior year.

Foreign Currency Gains (Losses)

We recorded foreign currency exchange gains of $0.1 million in 2009, compared with foreign exchange losses of $2.6 million in 2008 and $0.3 million in 2007. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the euro and the British pound.

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

For 2007, foreign currency losses were $0.3 million and no other income was recorded.

Income Taxes

In 2009, we recorded an income tax benefit of $1.5 million while in 2008 and 2007 we recorded provisions for income taxes of $0.8 million and $0.1 million, respectively.

The income tax benefit in 2009 resulted from an income tax benefit of $1.7 million related to the Hirsch acquisition; $0.4 million of income tax expense related to foreign subsidiaries with no loss carryforwards; a $0.3 million benefit for the true-up of prior year taxes; and an expense of $0.1 million related to state taxes which could not be offset by net operating loss carryovers.

Income tax expense in the 2008 period resulted from $0.4 million related to deferred tax liabilities for undistributed earnings and profits of the Company’s subsidiaries, which are not considered to be permanently invested; $0.3 million income tax expense related to a foreign subsidiary with no loss carryforwards; and $0.1 million primarily for minimum taxation, which could not be offset with operating loss carryforwards. Income tax expense in 2007 was primarily for minimum taxation, which could not be offset with operating loss carryforwards and tax expenses in a foreign subsidiary with no loss carryforwards.

Discontinued Operations

On May 22, 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our DTV solutions business to Kudelski S.A. Revenue for the DTV solutions business was zero in 2009 and 2008 and $0.5 million in 2007. Operating gain (loss) for the DTV solutions business was $132,000, $2,000 and $0.1 million in 2009, 2008 and 2007, respectively. Net gain (loss) for the DTV solutions business was $147,000, $2,000 and $0.1 million in 2009, 2008 and 2007, respectively.

During 2003, we completed two transactions to sell our retail Digital Media and Video business. On July 25, 2003, we completed the sale of our digital video business to Pinnacle Systems and on August 1, 2003, we completed the sale of our retail digital media reader business to Zio Corporation.

We recorded no revenue for the retail Digital Media and Video business in 2009, 2008 or 2007. Operating loss for the retail Digital Media and Video business was $0.3 million in each of the same periods. Net gain (loss) for the retail Digital Media and Video business was $79,000, $(0.2) million and $(0.3) million for 2009, 2008 and 2007 respectively.

During 2009, we recorded a net gain on disposal of discontinued operations of $0.2 million, primarily related to changes in estimates for lease commitments.

During 2008, we recorded a net gain on disposal of discontinued operations of $0.6 million, including $0.2 million related to changes in estimates, related to the termination of our lease agreement for premises leased in the UK.

During 2007, we recorded a net gain on disposal of discontinued operations of $1.6 million, primarily related to the final payment received for the sale of the assets of the DTV solutions business.

Liquidity and Capital Resources

As of December 31, 2009, our working capital, which we define as current assets less current liabilities, was $4.1 million, compared to $23.9 million as of December 31, 2008, a decrease of approximately $19.8 million. The reduction in working capital primarily reflects a cash payment for the Hirsch acquisition of $14.2 million, which was partially offset by an acquired cash balance from the acquisition of $3.3 million. The further reduction in cash and cash equivalents primarily resulted from operating activities. For the twelve months ended December 31, 2009, current assets (excluding cash and cash equivalents) decreased by $0.8 million and current liabilities increased by $3.3 million, also primarily as a result of including the assets and liabilities acquired in the Hirsch transaction.

The following summarizes our cash flows for the twelve months ended December 31, 2009 (in thousands):

12 Months Ended December 31, 2009
Cash used in operating activities from continuing operations	$(5,670)
Cash used by operating activities from discontinued operations	(258)
Cash used in investing activities	(9,533)
Effect of exchange rate changes on cash and cash equivalents	(253)

Decrease in cash and cash equivalents	(15,714)
Cash and cash equivalents at beginning of period	20,550

Cash and cash equivalents at end of period	$4,836

During 2009, cash used in operating activities was $5.7 million. The net loss of $14.2 million, the non-cash impact from changes in deferred income taxes of $2.1 million and the gain on disposal of property and equipment of $1.4 million was partly offset by the non-cash impact of the loss on equity investments of $2.2 million and cash provided from net changes in operating assets and liabilities of approximately $7.5 million.

Current assets decreased by $16.5 million, resulting from a reduction in cash and cash equivalents of $15.7 million and a reduction in accounts receivable of $1.9 million, partly offset by an increase in other current assets of $0.5 million, an increase in inventories of $0.3 million and an increase in income taxes receivable of $0.3 million. Current liabilities increased by $3.3 million, primarily resulting from higher accounts payable of $2.0 million, and an increase in liability to related parties of $1.0 million, partly offset by an increase in accruals of $0.5 million and lower income taxes payable of $0.2 million.

Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.3 million at December 31, 2009. Inventory and other purchase commitments due within one year were approximately $8.6 million, and additional purchase and contractual commitments due within two years were approximately $1.9 million at December 31, 2009.

The cash used in investing activities primarily reflects the cash payment for the Hirsch acquisition of $14.2 million and capital expenditures of $0.7 million, offset by an acquired cash balance of $3.3 million from the acquisition and $2.1 million from the net proceeds from sale of assets, primarily for the sale of our office building in India.

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

Over the past several quarters we also initiated various activities to preserve cash or generate additional cash. For example in the fourth quarter of 2008 we began selling certain non-strategic patents that are unrelated to our current business, which to date have generated $1.6 million in cash. During the third quarter of 2009, we sold our office building in Chennai, India and recorded a pre-tax gain of $1.2 million.

We currently expect that our current capital resources should be sufficient to meet our operating and capital requirements at least through the end of 2010. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

•

We derive revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. We recognize revenue from the sale of hardware products pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations, outside of Company’s standard product warranty, related to the sale of hardware products. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale. Certain sales of the Company’s hardware products are bundled with its software products. In such arrangements, both the software and hardware products are delivered simultaneously. The Company accounts for software in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASC 605-25, Multiple Element Arrangements. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are considered delivered elements and no undelivered elements exist.

Service revenue includes revenue from professional services and maintenance contracts. Typically professional services and maintenance contracts are sold separately from the hardware sales. Professional service revenue, such as, security system integration services, system migration and database conversion services are recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware maintenance contracts. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract.

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

•

In accordance with ASC Topic 740, Income Taxes (“ASC 740”), we are required to make certain judgments and estimates in determining income tax expense for financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. The calculation of our tax liabilities requires dealing with uncertainties in the application of complex tax regulations. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is inherently difficult and subjective to estimate such amounts. We reevaluate such uncertain tax positions on a quarterly basis based on factors such as, but not limited to, changes in tax laws, issues settled under audit and changes in facts or circumstances. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

•

Resulting from the acquisition of Hirsch, we have recognized goodwill of $21.9 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350 — Intangibles — Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of quoted market prices, the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. As discussed in Note 8, the Company performed its annual impairment analysis as of December 1, 2009 and determined that there was no impairment existed at that time.

•

We evaluate our long-lived assets and certain identifiable intangibles for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

•

We recognize stock-based compensation expense for all share-based payment awards granted after December 31, 2005, and granted prior to but not yet vest as of December 31, 2005, in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Subsequent to December 31, 2005, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton (“BSM”) option-pricing model in order to determine the fair value of stock-based awards. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”), which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company is currently assessing the timing of adoption and affects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis, on January 1, 2009 and adopted ASC 820, as it relates to all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), on January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of ASC 820 did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends FASB ASC Topic 820 and provides amendments to FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company’s adoption of ASU 2009-5 in the fourth quarter of 2009 did not materially affect the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06 — Topic 820, Improving Disclosures About Fair Value Measurements, that require additional fair value disclosures. ASU 2010-06 require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers into and out of Levels 1 and 2, beginning in the first quarter of 2010. Additionally, this ASU require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect that ASU 2010-06 would significantly impact our consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“ASU 2009-01”). ASU 2009-01 adopts Statement of Financial Accounting Standards (“SFAS”) No. 168 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The Company adopted the provisions of ASU 2009-01 for its financial statements issued for the third quarter of 2009 and determined that ASU 2009-01 did not affect its consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes the Company’s accounting treatment for business combinations on a prospective basis. Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company accounted for the acquisition of Hirsch using the provisions of ASC 805.

On January 1, 2009, the Company adopted ASC Topic 810, Consolidation (“ASC 810”). ASC 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2009, the Company did not have any non-controlling interests.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2009 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,312	$1,843	$2,074	$395	$—
Purchase commitments	10,503	8,606	1,897	—	—

Total obligations	$14,815	$10,449	$3,971	$395	$—

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Note 15 — Commitments for more information about the contractual obligations listed in the table above.

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

Our foreign currency exchange gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed sensitivity analyses as of December 31, 2009 and 2008 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2009 and 2008. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $1.3 million and $0.8 million for 2009 and 2008, respectively.

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

At December 31, 2009, we had $4.8 million in cash and cash equivalents and no short-term investments. Based on our cash and cash equivalents as of December 31, 2009, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not be expected to materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

We have audited the accompanying consolidated balance sheets of SCM Microsystems, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed at Item 15(a)(2) of this Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SCM Microsystems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 08, 2010

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands; except par value)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,836	$20,550
Accounts receivable, net of allowances of $866 and $689 as of December 31, 2009 and 2008, respectively	6,739	8,665
Inventories, net	5,379	5,065
Income taxes receivable	274	—
Other current assets	1,647	1,139

Total current assets	18,875	35,419
Equity investments	—	2,244
Property and equipment, net	683	1,236
Goodwill	21,895	—
Intangible assets, net	22,082	307
Other assets	1,036	1,932

Total assets	$64,571	$41,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,530	$3,555
Liability to related parties	1,027	—
Accrued compensation and related benefits	2,884	1,763
Accrued restructuring and other charges	1,022	1,576
Accrued professional fees	1,321	1,419
Other accrued expenses	2,789	2,764
Income taxes payable	188	411

Total current liabilities	14,761	11,488

Long-term liability to related party	7,899	—
Deferred tax liability	3,515	1,340
Long-term income taxes payable	456	184

Total liabilities	26,631	13,012

Commitments and contingencies (see Notes 15 and 17)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 60,000 shares authorized; 25,753 and 16,362 shares issued and 25,135 and 15,744 shares outstanding as of December 31, 2009 and 2008, respectively	26	16
Additional paid-in capital	253,910	229,788
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(216,378)	(202,199)
Accumulated other comprehensive income	3,159	3,298

Total stockholders’ equity	37,940	28,126

Total liabilities and stockholders’ equity	$64,571	$41,138

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Net revenue	$41,315	$28,362	$30,435
Cost of revenue	22,804	15,817	17,781

Gross profit	18,511	12,545	12,654

Operating expenses:
Research and development	5,062	3,902	3,123
Selling and marketing	15,584	9,620	6,603
General and administrative	12,091	8,075	7,128
Amortization of intangibles	—	—	272
Impairment of intangibles	647	—	—
Gain on sale of assets	(1,417)	(1,455)	—

Total operating expenses	31,967	20,142	17,126

Loss from operations	(13,456)	(7,597)	(4,472)
Loss and impairment on equity investments	(2,244)	(256)	—
Interest (expense) income	(487)	757	1,639
Foreign currency gains (losses), net	76	(2,638)	(346)

Loss from continuing operations before income taxes	(16,111)	(9,734)	(3,179)
Benefit (provision) for income taxes	1,549	(752)	(113)

Loss from continuing operations	(14,562)	(10,486)	(3,292)
Gain (loss) from discontinued operations, net of income taxes	226	(213)	(215)
Gain on sale of discontinued operations, net of income taxes	157	589	1,586

Net loss	$(14,179)	$(10,110)	$(1,921)

Basic and diluted loss per share from continuing operations	$(0.66)	$(0.66)	$(0.21)

Basic and diluted income per share from discontinued operations	$0.02	$0.02	$0.09

Basic and diluted net loss per share	$(0.64)	$(0.64)	$(0.12)

Shares used to compute basic and diluted loss per share	22,013	15,743	15,725

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Other Cumulative Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2007	15,698	$16	$228,580	$(2,777)	$(191,714)	$1,213	$35,318
Adjustment to Accumulated Deficit resulting from the adoption of FIN 48	—	—	—	—	1,546	—	1,546
Issuance of common stock upon exercise of options	12	—	38	—	—	—	38
Issuance of common stock under Employee Stock Purchase Plan	27	—	71	—	—	—	71
Stock-based compensation expense	—	—	725	—	—	—	725
Unrealized gain on investments	—	—	—	—	—	(14)	(14)	$(14)
Foreign currency translation adjustment	—	—	—	—	—	1,276	1,276	1,276
Net loss	—	—	—	—	(1,921)	—	(1,921)	(1,921)

Comprehensive loss	—	—	—	—	—	—	—	$(659)

Balances, December 31, 2007	15,737	$16	$229,414	$(2,777)	$(192,089)	$2,475	$37,039
Issuance of common stock upon exercise of options	7	—	19	—	—	—	19
Stock-based compensation expense	—	—	355	—	—	—	355
Unrealized loss on investments	—	—	—	—	—	28	28	$28
Foreign currency translation adjustment	—	—	—	—	—	795	795	795
Net loss	—	—	—	—	(10,110)	—	(10,110)	(10,110)

Comprehensive loss	—	—	—	—	—	—	—	$(9,287)

Balances, December 31, 2008	15,744	$16	$229,788	$(2,777)	$(202,199)	$3,298	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	347
Foreign currency translation adjustment	—	—	—	—	—	(139)	(139)	$(139)
Net loss	—	—	—	—	(14,179)	—	(14,179)	(14,179)

Comprehensive loss	—	—	—	—	—	—	—	$(14,318)

Balances, December 31, 2009	25,135	$26	$253,910	$(2,777)	$(216,378)	$3,159	$37,940

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(14,179)	$(10,110)	$(1,921)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Gain from discontinued operations	(383)	(376)	(1,371)
Deferred income taxes	(2,056)	364	(26)
Depreciation and amortization	1,061	297	580
Impairment of intangibles	647	—	—
Accretion of liability to related party discount	525	—	—
Stock-based compensation expense	347	355	725
Gain on sale of assets, net	(1,417)	(1,455)	(5)
Loss and impairment on equity investments	2,244	256	—
Changes in operating assets and liabilities:
Accounts receivable	4,855	(327)	(1,937)
Inventories	1,483	(2,475)	(731)
Income taxes receivable	811	—	—
Other assets	331	(257)	1,079
Accounts payable	25	724	(1,043)
Liability to related party	(516)	—	—
Accrued expenses	722	1,394	(1,453)
Income taxes payable	(171)	155	113

Net cash used in operating activities from continuing operations	(5,671)	(11,455)	(5,990)
Net cash (used in) provided by operating activities from discontinued operations	(258)	243	546

Net cash used in operating activities	(5,929)	(11,212)	(5,444)

Cash flows from investing activities:
Capital expenditures	(727)	(694)	(222)
Cash paid for Hirsch acquisition, net of cash acquired	(10,892)	—	—
Purchase of equity investments	—	(2,500)	—
Proceeds from sale of assets, net	2,087	1,571	22
Sales and maturities of short-term investments	—	13,873	19,587
Purchases of short-term investments	—	—	(28,647)

Net cash (used in) provided by investing activities	(9,532)	12,250	(9,260)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	19	109

Net cash provided by financing activities	—	19	109

Effect of exchange rates on cash and cash equivalents	(253)	894	1,092

Net (decrease) increase in cash and cash equivalents	(15,714)	1,950	(13,503)
Cash and cash equivalents, beginning of year	20,550	18,600	32,103

Cash and cash equivalents, end of year	$4,836	$20,550	$18,600

Supplemental disclosures of cash flow information:
Common stock issued in connection with business combinations	$23,785	$—	$—

Income taxes paid	$792	$194	$118

Income taxes received	$(1,078)	$—	$—

See notes to consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

SCM Microsystems, Inc. (“SCM” or the “Company,”) is an international technology group focused on building the world’s signature company in secure identification-based technologies. Through our group of recognized brands, we provide leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of disciplined acquisitive development and strong technology-driven organic growth from our member companies.

The Company adopted a new name and a new organizational structure in January 2010 following its business combination with Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on investments in the radio frequency identification (RFID)/identification and security industries. The Company acquired Bluehill ID on January 4, 2010, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which the Company made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of the Company’s common stock for every one share of Bluehill ID tendered. Approximately 29,422,714, or 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of approximately 15,299,797 new shares of the Company’s common stock. The issuance of the shares of the Company’s common stock to the former shareholders of Bluehill ID was approved by the stockholders of the Company at a special meeting held on December 18, 2009. The Company currently is doing business under its new name, “Identive Group,” and is intends to seek stockholder approval at its 2010 annual meeting of stockholders to amend its certificate of incorporation to legally change its name to “Identive Group, Inc.” In connection with the new corporate identity, the Company’s also changed its ticker symbol on the NASDAQ Stock Exchange to “INVE” and on the regulated market (Prime Standard) of the Frankfurt Stock Exchange to “INV.”

The Company will begin reporting consolidated results including Bluehill ID beginning in the first quarter of 2010.

Following the acquisition of Bluehill ID, the Company is comprised of a group of companies with deep domain expertise and well-known global brands in their individual markets. At the corporate level, the Company provides operational support and expertise to facilitate sharing of technology and resources to help individual companies within the group expand and compete more effectively in the global marketplace. Individual businesses within the Company include Hirsch Electronics, SCM Microsystems, Multicard, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID.

Global headquarters are co-located with the headquarters of the Company’s Hirsch business in Santa Ana, California, European operational headquarters are in Ismaning, Germany, and the Company maintains facilities in Chennai, India for research and development and in Australia, Brazil, Canada, Europe, Hong Kong, Japan and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the state of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to the Company’s former Digital Television solutions (“DTV solutions”) business and retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 9.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets, accruals of product warranty, restructuring accruals, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist primarily of amounts held in treasury money market funds. Amounts held primarily in treasury money market funds totaled approximately $1,327 and $9,426 at December 31, 2009 and 2008, respectively.

Short-term Investments — Short-term investments consist of corporate notes and U.S. government agency instruments, and are stated at fair value based on quoted market prices. Short-term investments are classified as available-for-sale. The difference between amortized cost and fair value representing unrealized holding gains or losses is recorded as a component of stockholders’ equity as other cumulative comprehensive gain or loss. Gains and losses on sales of investments are determined on a specific identification basis. Short-term investments are evaluated for impairment on a quarterly basis and are written down to their fair value when impairment indicators present are considered to be other than temporary. There were no short-term investments at December 31, 2009 and 2008.

Fair Value of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, trade receivables and payables, and long-term investments. At December 31, 2009 and 2008, the fair value of cash and cash equivalents, trade receivables and payables approximated their financial statement carrying amounts because of the short-term maturities of these instruments.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Cost is determined on the first-in, first-out method. An estimated provision is recorded for excess inventory, technical obsolescence and no ability to sell based primarily on historical sales and expectations for future use. Management considers the provision for excess and obsolete inventory at December 31, 2009 and 2008 of approximately $1,916 and $859, respectively, to be adequate. The Company operates in an industry characterized by technological change. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

Equity Investments — The Company uses the equity method of accounting for investments in unconsolidated entities where the ability to exercise significant influence over such entities exists. Investments in

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconsolidated entities consist of capital contributions plus the Company’s share of accumulated earnings of the entities, less capital withdrawals and distributions. Investments in excess of the underlying net assets of equity method investees related to specifically identifiable intangible assets are amortized over the useful life of the related assets. Excess investment representing equity method goodwill is not amortized but is evaluated for impairment annually in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments — Equity Method and Joint Ventures (“ASC-323”). As discussed in Note 6, the Company recorded a charge of $1.4 million in the fourth quarter of 2009.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over twenty-five to thirty years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350 — Intangibles — Goodwill and Other (“ASC 350”). The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of quoted market prices, the income or discounted cash flows approach, and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. As discussed in Note 8, the Company performed its annual impairment analysis as of December 1, 2009 and determined that there was no impairment existed at that time.

Intangible and Long-lived Assets — The Company evaluates long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets, from two to five years. As discussed in Note 8, the Company recorded an impairment charge of $0.6 million related to certain intangible assets in the fourth quarter of 2009.

Product warranties — The Company accrues the estimated cost of product warranties at the time of sale. The Company’s warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Historically the warranty accrual and the expense amounts have been immaterial.

Revenue Recognition — The Company derives revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. The Company recognizes revenue from the sale of hardware products pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations, outside of Company’s standard product warranty, related to the sale of hardware products. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of the Company’s hardware products are bundled with its software products. In such arrangements, both the software and hardware products are delivered simultaneously. The Company accounts for software in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASC 605-25, Multiple Element Arrangements. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are considered delivered elements and no undelivered elements exist.

Service revenue includes revenue from professional services and maintenance contracts. Typically professional services and maintenance contracts are sold separately from the hardware sales. Professional service revenue, such as, security system integration services, system migration and database conversion services are recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware maintenance contracts. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 12 for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses. The Company elected to use the modified prospective transition method as permitted by ASC 718.

Effective January 1, 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, The Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss). Gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in other income and expense. The Company recorded a currency loss of $0.1 million in 2009, $2.6 million in 2008 and $0.3 million in 2007.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents primarily consist of money market accounts and commercial paper with maturities of less than three months. The Company primarily sells its products to customers in the U.S., Asia and Europe. One customer in Asia represented 11% of the Company’s accounts receivable balance at December 31, 2009 and two customers in U.S. represented 29% and 18%, respectively of the Company’s accounts receivable balance at December 31, 2008. The Company does not require collateral or other security to support accounts receivable. To reduce risk, The Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss) — ASC 220, Comprehensive Income, (“ASC 220”) requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 has been disclosed within the consolidated statements of stockholders’ equity and comprehensive loss.

Recent Accounting Pronouncements and Accounting Changes

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”), which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company is currently assessing the timing of adoption and affects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis, on January 1, 2009 and adopted ASC 820, as it relates to all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually), on January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. The adoption of ASC 820 did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends FASB ASC Topic 820 and provides amendments to FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. The Company’s adoption of ASU 2009-5 in the fourth quarter of 2009 did not materially affect the Company’s consolidated results of operations or financial condition.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued ASU 2010-06 — Topic 820, Improving Disclosures About Fair Value Measurements, that require additional fair value disclosures. ASU 2010-06 require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers into and out of Levels 1 and 2, beginning in the first quarter of 2010. Additionally, this ASU require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect that ASU 2010-06 would significantly impact our consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“ASU 2009-01”). ASU 2009-01 adopts Statement of Financial Accounting Standards (“SFAS”) No. 168 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The Company adopted the provisions of ASU 2009-01 for its financial statements issued for the third quarter of 2009 and determined that ASU 2009-01 did not affect its consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 changes the Company’s accounting treatment for business combinations on a prospective basis. Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be included in income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company accounted for the acquisition of Hirsch using the provisions of ASC 805.

On January 1, 2009, the Company adopted ASC Topic 810, Consolidation (“ASC 810”). ASC 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. ASC 810 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2009, the Company did not have any non-controlling interests.

2. Acquisition of Hirsch Electronics

In accordance with the Agreement and Plan of Merger entered into on December 10, 2008 (the “Merger Agreement”), by and among the Company, Hirsch and two wholly-owned subsidiaries of the Company, on April 30, 2009 (the “closing date” or the “acquisition date”) the Company acquired Hirsch through a two-step merger, pursuant to which Hirsch became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “acquisition”).

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hirsch sells its products and services in many countries worldwide, through dealers and systems integrators. The majority of sales are in the U.S., followed by Europe and Asia. Hirsch products are sold in every major industry segment, with the highest number of sales occurring in market segments requiring a higher-than-average level of security effectiveness, such as government, critical infrastructure, banking, healthcare and education.

In exchange for all of the outstanding capital stock of Hirsch, the Company paid approximately $14.2 million in cash, issued approximately 9.4 million shares of the Company’s common stock, and issued warrants to purchase approximately 4.7 million shares of the Company’s common stock at an exercise price of $3.00 with a five-year term, exercisable for two years following the third anniversary of the closing date. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the acquisition was converted into a warrant to purchase the number of shares of the Company’s common stock equal to the number of shares of Hirsch common stock that could have been purchased upon the full exercise of such warrants, multiplied by the conversion ratio of 3.307888, rounded down to the nearest whole share. The per share exercise price for each converted warrant to purchase the Company’s common stock was determined by dividing the per share exercise price of the Hirsch common stock subject to each warrant as in effect immediately prior to the effective date of the acquisition by the conversion ratio, and rounding that result up to the nearest cent. The conversion ratio was obtained by dividing the estimated aggregate value of the acquisition consideration per share of Hirsch common stock, by the 30-day volume weighted average price of the Company’s common stock (as reported on the NASDAQ Stock Market during the 30 days preceding the day prior to the day of the effective date of the acquisition).

After giving effect to the acquisition, former Hirsch shareholders beneficially owned approximately 37% of the shares of the Company’s common stock outstanding. Lawrence Midland, a former Hirsch director and President of the Hirsch subsidiary, joined the Company’s Board of Directors on May 1, 2009 and also became an executive officer of the Company. Douglas Morgan, a former director of Hirsch, also joined the Board of Directors of the Company immediately following the acquisition and resigned from the Board of Directors in February 2010. Other than the addition of Mr. Midland, the Company’s executive staff remained unchanged as a result of the acquisition.

The acquisition was accounted for under the acquisition method of accounting under ASC 805. Under this method of accounting, the total purchase consideration was measured at fair value as of the acquisition date when control was obtained, which for the acquisition was determined to be April 30, 2009. The Company obtained a third-party valuation report to calculate the fair value of the consideration transferred and to measure the identifiable intangible assets acquired and liabilities to related parties assumed. The total purchase consideration was determined to be $38.0 million as of the acquisition date. The following table summarizes the consideration paid for Hirsch and the amounts of the assets acquired and liabilities assumed at the acquisition date. The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing price of the Company’s common stock as of the acquisition date of $2.37 per share.

Fair value of consideration transferred (in thousands):

Cash paid for Hirsch common stock	$14,167
Fair value of common stock issued	22,258
Fair value of warrants issued	1,327
Fair value of warrants converted	200

Total purchase consideration	$37,952

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase price allocation as of April 30, 2009 (in thousands):

Cash and cash equivalents	$3,275
Accounts receivable, net	2,832
Inventories	1,649
Other assets	437
Deferred income taxes and taxes receivable	1,085
Property and equipment	262
Amortizable intangible assets:
Developed technology	4,600
Customer relationships	10,350
Intangible assets with indefinite lives (unamortizable):
Trade names	7,800

Accounts payable	(1,814)
Accrued expenses	(467)
Other liabilities	(192)
Deferred tax liabilities and taxes payable	(1,957)
Deferred tax liabilities in connection with acquired intangibles assets with indefinite lives	(3,003)
Liability to related party	(8,800)
Goodwill	21,895

Total purchase consideration	$37,952

The identified intangible assets of $22.8 million consist of core technology, trade names and customer relationships. Developed technology relates to Hirsch’s current products which are currently generating revenue, accordingly, the associated amortization expense is presented as a component of cost of product revenue. Customer relationships relate to Hirsch’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. As the Company cannot reliably determine the pattern in which the economic benefits of acquisition-related intangible assets are consumed, developed technology and customer relationships are being amortized on a straight-line basis over their expected useful life of 15 years. Assumed liabilities to related parties were estimated based on contractual payments to be made in future periods through 2020. The Company estimated the acquisition date fair value of this liability to be $8.8 million, based on a discounted cash flow valuation technique.

Of the total purchase consideration, $21.9 million was recognized as goodwill. Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets and liabilities. The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized after the Company’s acquisition and integration of Hirsch. Hirsch’s results are included in the Company’s reportable segment, “Security and Identity Solutions” (formerly called “Secure Authentication”). None of the goodwill recorded as part of the Hirsch acquisition will be deductible for U.S. federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of Hirsch were netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $3.0 million relating to the value of the trade names can not be offset with deferred tax assets with a definite life. As a result, deferred tax liabilities of $1.7 million after netting with deferred tax assets and $3.0 million deferred tax liabilities relating to the indefinite life intangible asset were considered in the purchase price allocation.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the acquisition, Hirsch Electronics LLC has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.7 million, as described above, has been netted with the Company’s existing deferred tax assets. The carrying value of the Company’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $1.7 million with the Company’s existing deferred tax assets, there is a $1.7 million reversal of the Company’s valuation allowance. In accordance with ASC 805, the reversal of the valuation allowance was booked as a tax benefit in the 2009 second quarter financial statements.

Pro forma financial information:

The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the date of acquisition. As a result of the timing of this acquisition, the Company’s consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the acquisition had been completed as of the date indicated, and should not be taken as representative of future consolidated results of operations or financial condition of the Company. The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Hirsch, as though the acquisition had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the year ended December 31, 2009 and 2008 are as follows (in thousands, unaudited):

	Year Ended December 31,
	2009	2008
Revenues	$47,976	$52,017
Net loss	(17,057)	(14,027)
Weighted average common shares outstanding used in loss per common share — basic and diluted	25,135	25,134

Net loss per common share — basic and diluted	$(0.68)	$(0.56)

3. Fair Value Measurements

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable objective inputs and minimize the use of unobservable inputs, which require additional reliance on the Company’s judgment, when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices for identical instruments in active markets;

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009 and December 31, 2008 were as follows (in thousands):

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,327	$—	$—	$1,327	$9,426	$—	$—	$9,426

Money market fund deposits are included in the cash and cash equivalents on the Company’s consolidated balance sheets.

Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of December 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$21,895	$21,895
Acquired intangibles — Hirsch Acquisition	—	—	22,082	22,082

Total:	$—	$—	$43,977	$43,977

The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, as per ASC 820. The fair value of acquired trade names and existing technology was determined using the relief from royalty approach and the fair value of the acquired company’s customer relationships was determined using the excess earnings approach. See Note 2 for discussion of this acquisition. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.

As of December 31, 2009 and December 31, 2008, there were no liabilities that are measured and recognized at fair value on a recurring basis.

4. Stockholders’ Equity, Stock-Based Compensation and Warrants

Stockholders Rights Plan

On November 8, 2002, the Company’s Board of Directors approved a stockholders rights plan. Under the plan, the Company declared a dividend of one preferred share purchase right for each share of the Company’s common stock held by the Company’s stockholders of record as of the close of business on November 25, 2002. Each preferred share purchase right entitles the holder to purchase from the Company one one-thousandth of a

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of Series A participating preferred stock, par value $0.001 per share, at a price of $30.00, subject to adjustment. The rights will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the stockholders rights plan remains in place, then, unless the rights are redeemed by the Company for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company or the third-party acquirer having a value of twice the right’s then-current exercise price. The stockholders rights plan may have the effect of deterring or delaying a change in control of the Company.

On December 10, 2008 and November 16, 2009, the Company and the rights agent entered into amendments to the rights agreement to provide, among other things, that the execution or delivery of the Hirsch merger agreement and the business combination with Bluehill ID, respectively, and the public announcement and consummation of the transactions contemplated thereby, would not cause the rights to become exercisable under the purchase agreement.

1997 Employee Stock Purchase Plan

The Company’s ESPP permitted eligible employees to purchase common stock through payroll deductions up to 10% of their base wages at a purchase price of 85% of the lower of fair market value of the common stock at the beginning or end of each offering period. The Company had a two-year rolling plan with four purchases every six months within the offering period. If the fair market value per share was lower on the purchase date than the beginning of the offering period, the current offering period terminated and a new two year offering period would have commenced. The Company’s ESPP restricted the maximum amount of shares purchased by an individual to $25,000 worth of common stock each year. The Company’s ESPP expired in March 2007 and as a result, no shares were issued under this plan since then, and 27,145 shares were issued under the plan in 2007 before the expiration of the ESPP.

The fair value of issuances under the Company’s ESPP was estimated on the issuance date by applying the principles of ASC 718-50, Employee Share Purchase plans, and using the Black-Scholes-Merton option pricing model. Stock-based compensation expense related to the Company’s ESPP recognized for the year ended December 31, 2007 was a benefit of $40,000. The benefit stemmed from the expiration of the plan before the expected offering periods had terminated. At December 31, 2009, there was no further unrecognized stock-based compensation expense related to outstanding ESPP shares as the plan expired in March 2007.

Stock Option Plans

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

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007 and as a result, options can no longer be granted under these plans. As of December 31, 2009, an aggregate of approximately 0.6 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company has a 2000 Stock Option Plan, pursuant to which options to purchase 0.8 million shares of the Company’s common stock may be granted.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, 0.5 million granted options were outstanding under the 2000 Stock Option Plan. In November 2007, the Company’s Board of Directors and stockholders approved the 2007 Stock Option Plan, pursuant to which options to purchase 1.5 million shares of our common stock may be granted. In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of common stock reserved for issuance under the 2007 Stock Option Plan, resulting in an aggregate of 3.5 million shares available for grant. As of December 31, 2009, 1.3 million granted options were outstanding under the 2007 Stock Option Plan.

As of December 31, 2009, a total of 2.5 million shares of the Company’s common stock are reserved for future option grants under the 2000 Stock Option Plan and the 2007 Stock Option Plan, and 2.3 million shares were reserved for future issuance pursuant to outstanding options under all the stock options plan mentioned above.

A summary of the activity under the Company’s stock option plans for the three years ended December 31, 2009 is as follows:

	Available for Grant	Options Outstanding	Exercise Price per share	Intrinsic Value	Contractual Life (in years)
Balance at January 1, 2007 (1,208,481 exercisable at $17.02)	4,084,775	1,783,255	$12.58

Options Authorized	1,500,000
Options Granted	(506,181)	506,181	$3.83
Options Cancelled or Expired	(3,585,101)	(414,726)	$9.38
Options Exercised		(12,438)	$3.05	$9,085

Balance at December 31, 2007 (1,260,320 exercisable at $14.51)	1,493,493	1,862,272	$10.97	$191,809	5.77

Options Authorized
Options Granted	(596,001)	596,001	$3.01
Options Cancelled or Expired	237,727	(615,332)	$16.68
Options Exercised		(6,250)	$2.93	$1,507

Balance at December 31, 2008 (1,042,442 exercisable at $9.04)	1,135,219	1,836,691	$6.51	$13,652	5.62

Options Authorized	2,000,000
Options Granted	(791,687)	791,687	$2.46
Options Cancelled or Expired	143,842	(283,107)	$11.24

Balance at December 31, 2009	2,487,374	2,345,271	$4.57	$21,736	5.48

Vested or expected to vest at December 31, 2009		2,135,283	$4.75	$19,096	5.37

Exercisable at December 31, 2009		1,094,194	$6.60	$4,977	4.49

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding as of December 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 - $ 2.40	503,951	6.36	$2.35	19,634	$2.12
$ 2.42 - $ 2.98	500,451	6.59	2.74	186,727	2.81
$ 2.99 - $ 3.21	497,530	5.41	3.08	152,303	3.12
$ 3.23 - $4.34.	487,583	6.16	3.75	380,441	3.62
$ 4.39 - $83.00	355,756	1.83	13.51	355,089	13.53

$ 1.50 - $83.00	2,345,271	5.48	$4.57	1,094,194	$6.60

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2009, 2008 and 2007 was $1.38, $1.35 and $1.80, respectively. Cash proceeds from the exercise of stock options were $0, $18,000 and $38,000 for the three years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there was $1.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three years ended December 31, 2009, respectively:

	2009	2008	2007
Risk-free interest rate	1.81%	2.49%	4.23%
Expected volatility	75%	58%	56%
Expected term in years	4.00	4.00	4.00
Dividend yield	None	None	None

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Volatility: The Company’s computation of expected volatility for the three years ended December 31, 2009 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2009 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rates: Compensation expense recognized in the consolidated statement of operations for the three years ended December 31, 2009 is based on awards ultimately expected to vest, and reflects estimated forfeitures.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options and shares issued under the ESPP included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended
(In thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Cost of revenue	$15	$22	$63
Research and development	30	50	73
Selling and marketing	159	119	233
General and administrative	143	164	356

Stock-based compensation expense before income Taxes	$347	$355	$725
Income tax benefit	0	0	0

Stock-based compensation expense after income taxes	$347	$355	$725

Warrants

As described in Note 2, as part of the consideration paid by the Company in connection with the acquisition of Hirsch, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, as part of the consideration issued in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 205,072 warrants to purchase shares of the Company’s common stock for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03 (depending upon the underlying exercise price for the outstanding Hirsch warrant converted) with a weighted average exercise price of $2.79.

All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012.

5. Inventories

Inventories consist of:

	December 31,
(In thousands)	2009	2008
Raw materials	$1,434	$1,648
Work in Progress	3,280	0
Finished goods	665	3,417

Total	$5,379	$5,065

6. Equity Investments

Equity investments consist of:

	December 31,
(In thousands)	2009	2008
TranZfinity, Inc.	$0	$2,244

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment was accounted for using the equity method of accounting.

As of the time of the initial investment, the purchase price exceeded the Company’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million. The difference was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles was mainly amortized in 2008 due to the nature of the intangibles. The equity-method goodwill is not amortized in accordance with ASC 323; however, it is analyzed for impairment, at least on an annual basis. In case of adverse circumstances arising which may impact the value of its investments, the Company also evaluates whether indications for impairment exist on a case by case basis.

As of December 31, 2009 the investment in TranZfinity was impaired based on the Company’s assessment of TranZfinity’s performance and future prospects and the Company recorded a charge of $1.4 million for the impairment of the Company’s investment in December 2009 in its consolidated statement of operations. In addition, for the three years ended December 31, 2009, the Company recorded a loss of $0.8 million, $0.2 million, and $0.0 million, respectively, for its proportionate share of losses realized by TranZfinity.

7. Property and Equipment

Property and equipment, net consist of:

	December 31,
(In thousands)	2009	2008
Building and leasehold improvements	$540	$1,734
Furniture, fixtures and office equipment	2,784	2,777
Automobiles	29	28
Purchased software	3,461	3,233

Total	6,814	7,772
Accumulated depreciation	(6,131)	(6,536)

Property and equipment, net	$683	$1,236

The Company recorded depreciation expense in the amount of approximately $0.3 million for each of the years ended December 31, 2009, 2008 and 2007.

The reduction in the amount of building and leasehold improvements in 2009 resulted from the sale of the Company’s facility in India, which is described in detail in Note 11.

8. Goodwill and Intangible Assets

Goodwill

During the year ended December 31, 2009, the Company recorded goodwill of $21.9 million in connection with its acquisition of Hirsch. In accordance with ASC 350, the Company evaluates goodwill and any other intangibles with indefinite lives, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company performed its annual impairment analysis as of December 1, 2009 and determined that there was no impairment of existing goodwill and intangibles with indefinite lives at that time. The Company will continue to evaluate goodwill whenever events and changes in circumstances indicate that there may be a potential impairment indicator.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets — Hirsch Acquisition

As discussed in Note 2, during the year ended December 31, 2009, the Company acquired other intangible assets of $22.8 million in connection with the acquisition of Hirsch, of which $15.0 million are related to existing technology and customer relationships and are subject to amortization, and $7.8 million are related to trade name which are determined to have an indefinite useful life.

Trade name is not subject to amortization; however, it is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired in accordance with ASC 350.

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the Hirsch acquisition with definite lives:

(In thousands)	Amortization Period	December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net
Existing technology	15 years	$4,600	$(208)	$4,392
Customer relationships	15 years	$10,350	$(460)	$9,890

Totals		$14,950	$(668)	$14,282

These intangible assets will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the year ended December 31, 2009 was $0.7 million in the consolidated statement of operations, of which $0.2 million was included as component of cost of revenue for existing technology as the intangible assets were determined to be directly attributable to revenue generating activities and $0.5 million was included as component of selling and marketing expense for customer relationships.

Amortization expenses for the intangible assets resulting from the Hirsch acquisition are expected to be $1.0 million per year for the years 2010 through 2023, and $0.3 million is expected for 2024.

Intangible Assets — TranZfinity

The Company entered into an Exclusive Cooperation Agreement on April 17, 2008 with TranZfinity (the “Cooperation Agreement”), which was amended in July 2009. The terms of the Cooperation Agreement, as amended, required TranZfinity to work with the Company to develop modular USB devices for the Company’s product portfolio and to supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company was obligated to pay TranZfinity an exclusivity fee up to $0.8 million exclusivity for the right to be the exclusive provider of those products, of which $0.3 million was paid as of December 31, 2008, and $0.5 million was paid in 2009. The Company capitalized these payments and was recording amortization expense based on the estimated useful life.

(In thousands)	Amortization Period	December 31, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization and Impairment	Net	Gross Carrying Value	Accumulated Amortization	Net
Exclusivity right	54 months	$770	$(770)	$0	$321	$(14)	$307

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 6, the equity investment in TranZfinity was impaired during the fourth quarter of 2009 based on the Company’s assessment of TranZfinity’s performance and future prospects. Additionally TranZfinity management and its shareholders decided to dissolve the TranZfinity operations. As a result, the exclusivity fee paid to TranZfinity was also considered impaired and the Company recorded an impairment charge of $0.6 million in its consolidated statement of operations in the fourth quarter of 2009.

9. Discontinued Operations

DTV Solutions

On May 22, 2006, the Company completed the sale of substantially all of the assets and some of the liabilities associated with its DTV solutions business to Kudelski for a total consideration of $10.6 million in cash, of which $9.0 million was paid at the time of sale and $1.6 million, which was paid in May 2007.

In accordance with ASC 360, for the fiscal years ended December 31, 2009, 2008 and 2007, the DTV solutions business has been presented as discontinued operations in the consolidated statements of operations and cash flows.

Based on the carrying value of the assets and the liabilities attributed to the DTV solutions business on May 22, 2006, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a net pretax gain of approximately $5.5 million. An additional $1.5 million gain was realized in May 2007 primarily resulting from the final payment by Kudelski as described above which has been included as gain on sale of discontinued operations in its consolidated statement of operations.

The operating results for the discontinued operations of the DTV solutions business for the fiscal years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Net revenue	$—	$—	$496
Operating gain	$132	$2	$61
Income before income taxes	$147	$2	$84
Income tax benefit	$—	$—	$—
Gain from discontinued operations	$147	$2	$84

Digital Video and Digital Media Reader

On July 25, 2003, the Company completed the sale of its Digital Video business to Pinnacle Systems and on August 1, 2003, the Company completed the sale of its Digital Media Reader business to Zio Corporation. As a result of these sales, the Company has accounted for the Digital Video and Digital Media Reader business as discontinued operations.

During 2009, $0.2 million expense was recognized by the Company for the interest accreted on the discounted restructuring liability amount which has been presented as gain on sale of discontinued operations in its consolidated statement of operations.

During April 2008, the Company entered into an agreement to terminate its lease agreement for premises leased in the UK, which related to the discontinued Digital Video and Digital Media Reader business. As shown in the table in Note 10, this transaction resulted in a gain on sale of discontinued operations of approximately $0.6 million in the second quarter of 2008, including $0.2 million for interest accreted on the discounted restructuring liability amount.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, net gain on disposal of the Digital Video and Digital Media Reader business was $0.1 million, which was mainly related to changes in estimates for lease commitments which has been included as gain on sale of discontinued operations in its consolidated statement of operations.

The operating results for the discontinued operations of the Digital Video and Digital Media Reader business for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Net revenue	$—	$—	$—
Operating loss	$(294)	$(329)	$(304)
Income (loss) before income taxes	$(217)	$662	$(207)
Income tax benefit (provision)	$296	$(877)	$(92)
Gain (loss) from discontinued operations	$79	$(215)	$(299)

The operating loss for the Digital Video and Digital Media Reader business resulted from general and administrative expenses for the discontinued entities in the U.S. and UK, mainly in connection with the long-term lease agreements from the discontinued operations.

The tax benefit in 2009 primarily relates to reductions of taxes due on future dividends received from a foreign subsidiary. The income tax provision in 2008 and 2007 mainly relates to a deferred tax liability for undistributed earnings and profits of a subsidiary of the Company, which are not considered to be permanently invested.

10. Restructuring and Other Charges

Accrued liabilities related to restructuring actions and other activities for discontinued operations during 2009, 2008 and 2007 consist of the following:

(In thousands)	Lease/Contract Commitments	Other Costs	Total
Balances as of January 1, 2007	$2,949	$352	$3,301
Provision for 2007	—	—	—
Changes in estimates	(70)	(40)	(110)

	(70)	(40)	(110)
Payments and other changes in 2007	(290)	37	(253)

Balances as of December 31, 2007	2,589	349	2,938
Provision for 2008	—	—	—
Changes in estimates	(594)	—	(594)

	(594)	—	(594)
Payments and other changes in 2008	(765)	(19)	(784)

Balances as of December 31, 2008	1,230	330	1,560

Provision for 2009	—	—	—
Changes in estimates	(157)	—	(157)

	(157)	—	(157)
Payments and other changes in 2009	(394)	10	(384)

Balances as of December 31, 2009	$679	$340	$1,019

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Gain on Sale of Assets

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

12. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2009	2008	2007
Income (loss) from continuing operations before income taxes:
U.S.	$(7,744)	$(1,669)	$1,113
Foreign	(8,367)	(8,065)	(4,292)

Loss from continuing operations before income taxes	$(16,111)	$(9,734)	$(3,179)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2009	2008	2007
Deferred:
Federal	$1,541	$—	$—
State	573	(370)	—
Foreign	306	(11)	26

	2,420	(381)	26

Current
Federal	(45)	(4)	(35)
State	(152)	(79)	(31)
Foreign	(674)	(288)	(73)

	(871)	(371)	(139)

Total benefit (provision) for income taxes	$1,549	$(752)	$(113)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Allowances not currently deductible for tax purposes	$4,765	$651
Net operating loss carryforwards	42,314	41,419
Accrued and other	497	485

	47,576	42,555
Less valuation allowance	(40,846)	(37,982)

	6,730	4,573
Deferred tax liability:
Depreciation and amortization	(8,234)	—
Other	(2,011)	(5,913)

Net deferred tax liability	$(3,515)	$(1,340)

During the years ended December 31, 2009 and 2008, the Company would have had a tax expense of $1.2 million and benefit of $.1 million respectively, except for the utilization of net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance recorded for the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

A valuation allowance of $40.8 million and $38.0 million at December 31, 2009 and December 31, 2008, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired in the merger with Hirsch which are deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities. The state deferred tax liabilities result from the 2009 state suspension of the use of net operating loss carryforwards.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $61.9 million for federal, $34.1 million for state and $75.2 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal purposes and have already begun to expire for state and foreign purposes.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company entered into a business combination agreement with Bluehill ID on September 20, 2009. This transaction, which closed on January 4, 2010, resulted in limitations on the annual utilization of federal and state net operating loss carryforwards that are not presented in the loss carryforward amounts above.

The Company intends to distribute earnings from one of its foreign subsidiaries in 2010 and a deferred tax liability has been calculated for this future distribution. The Company has no present intention of remitting undistributed earnings of other foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	2009	2008	2007
Statutory federal tax rate	34%	34%	34%
Federal acquisition of Hirsch	10%	0%	0%
State acquisition of Hirsch	1%	0%	0%
State taxes, net of federal benefit	(0)%	(0)%	(1)%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	(0)%	(3)%	3%
Change in valuation allowance	(27)%	(30)%	(15)%
Permanent Differences	(9)%	(6)%	(24)%
Other	1%	(3)%	(1)%

Effective income tax expense rate	10%	(8)%	(4)%

During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for uncertain tax positions in accordance with ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2009	2008	2007
Balance at January 1	$136	$157	$142
Additions based on tax positions related to the current year	63	54	—
Additions for tax positions of prior years	158	2	15
Reductions for tax positions of prior years	0	(77)	—
Balance at December 31	$357	$136	$157

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months.

In addition, as of December 31, 2009, 2008 and 2007, the Company determined $2.0 million, $2.1 million and $4.1 million, respectively, liabilities for unrecognized tax benefits, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2009, 2008 and 2007. The reduction during 2008 is mainly the result of the settlement of tax positions with the taxing authority of one of the Company’s foreign subsidiaries during the fourth quarter of 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, 2008 and 2007, approximately $95, $48 and $43, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 2000. However, if loss carryforwards of tax years prior to 2000 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Net Loss Per Common Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Years Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Loss from continuing operations	$(14,562)	$(10,486)	$(3,292)
Discontinued operations	383	376	1,371

Net loss	$(14,179)	$(10,110)	$(1,921)

Shares (denominator):
Weighted average common shares outstanding used in computation of basic and diluted loss per share	22,013	15,743	15,725

Loss per share — Basic and diluted:
Continuing operations	$(0.66)	$(0.66)	$(0.21)
Discontinued operations	0.02	0.02	0.09

Net loss per share	$(0.64)	$(0.64)	$(0.12)

As the Company has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. Common stock equivalent shares issuable under stock options (which are in-the-money) and their weighted average exercise price for the three years ended December 31, 2009 are as follows:

	Years Ended December 31,
	2009	2008	2007
Common equivalent shares issuable	2,179	195	30,554
Weighted average exercise price of shares issuable	$1.54	$1.58	$3.00

14. Segment Reporting, Geographic Information and Major Customers

ASC 280, Segment Reporting, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision makers (“CODM”) are considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Executive Vice President for Transition Management & Acquisition Integration; Executive Vice President of Technology and Product Management; Executive Vice President, Strategic Sales and Business Development; and President, Hirsch subsidiary.

The Company’s continuing operations provide secure security and identity solutions in two primary market segments: Security and Identity Solutions (formerly called “Secure Authentication”) and Digital Media and Connectivity. The acquired Hirsch business has been included in the segment Security and Identity Solutions. The executive staff reviews financial information and business performance along these two business segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment. The CODM does not evaluate operating segments using discrete asset information. The Company does not include intercompany transfers between these two business segments for the purpose of assessing financial performance.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information by segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Security and Identity Solutions
Revenues	$38,055	$23,711	$24,427
Gross profit	17,430	10,910	10,472
Gross profit %	46%	46%	43%

Digital Media and Connectivity
Revenues	$3,260	$4,651	$6,008
Gross profit	1,081	1,635	2,182
Gross profit %	33%	35%	36%

Total:
Revenues	$41,315	$28,362	$30,435
Gross profit	18,511	12,545	12,654
Gross profit %	45%	44%	42%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Revenues
United States	$24,712	$12,176	$15,744
Europe	10,005	9,860	8,722
Asia-Pacific	6,598	6,326	5,969

Total	$41,315	$28,362	$30,435

% of revenues
United States	60%	43%	51%
Europe	24%	35%	29%
Asia-Pacific	16%	22%	20%

No customer exceeded 10% of total revenue for 2009, two customers exceeded 10% of total revenue for 2008 and one customer exceeded 10% of total revenue for 2007. One Asia-based customer represented 11%, of the Company’s accounts receivable balance at December 31, 2009 and two U.S.-based customers represented 29% and 18%, respectively of the Company’s accounts receivable balance at December 31, 2008.

The Company tracks assets by physical location. Long-lived assets by geographic location as of December 2009 and 2008 are as follows:

	December 31,
(In thousands)	2009	2008
Property and equipment, net:
United States	$242	$5
Europe	385	259
Asia-Pacific	56	972

Total	$683	$1,236

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reduction in property and equipment, net results from the sale of the Company’s facility in India in September 2009, which is discussed in Note 11.

15. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2009 expire at various dates during the next four years.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows for the years ending:

(In thousands)
2010	$1,867
2011	1,163
2012	911
2013	395

Committed gross lease payments	4,336
Less: sublease rental income	(24)

Net operating lease obligation	$4,312

Rent expense from continuing operations was $1.4 million, $1.2 million and $1.2 million in 2009, 2008 and 2007, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. As of December 31, 2009, purchase and contractual commitments due within one year were approximately $8.6 million, and additional purchase and contractual commitments due within two years were approximately $1.9 million.

The Company provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial.

16. Related-Party Transactions

Hirsch

Prior to the acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Under the terms of a previous agreement, Hirsch had purchased the exclusive rights to certain patents and technology from Secure Keyboards and Secure Networks.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s President Lawrence Midland, who is now an Executive Vice President and director of the Company. Following the acquisition, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement”). Hirsch’s initial annual payment to Secure Keyboards and Secure Networks under the 2009 Settlement Agreement for the period from January 1, 2009 through December 31, 2009 was $986,000, with subsequent annual payments subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

Prior to the acquisition of Hirsch by the Company, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009.

During the period from April 30, 2009 to December 31, 2009, $0.5 million expense was recognized by the Company in its consolidated statement of operations for the interest accreted on the discounted liability amount.

TranZfinity

As discussed in Note 6, on October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, a privately held entity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. Felix Marx, Chief Operating Officer of the Company, has served on the board of directors of TranZfinity since October 2008.

As discussed in Note 8, the Company entered into an Exclusive Cooperation Agreement on April 17, 2008, with TranZfinity (the “Cooperation Agreement”), which was amended in October 2008. In addition to the exclusivity fee, the Company also agreed to pay TranZfinity a five percent (5%) royalty on the Company’s net selling price for each Exclusive Product sold by the Company as soon as the first products are sold. During 2009 and 2008, the Company paid no royalty fee to TranZfinity as the sale of exclusive products was not commenced.

The Company accounts for the investment in TranZfinity using the equity method of accounting. As discussed in Notes 6 and 8, the equity investment in TranZfinity was impaired during the fourth quarter of 2009 based on the Company’s assessment of TranZfinity’s performance and future prospects. Refer to Notes 6 and 8 for more details.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Legal Proceedings

From time to time, the Company could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2009 and 2008:

	Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
	(Unaudited)
2009:
Net revenue	$5,155	$10,961	$13,334	$11,865
Gross profit	2,113	5,571	6,394	4,433
Loss from operations	(3,138)	(1,856)	(1,587)	(6,875)
Loss from continuing operations	(3,147)	(610)	(2,317)	(8,488)
Gain from discontinued operations, net of income taxes	67	84	39	36
Gain on sale of discontinued operations, net of income taxes	37	38	41	41
Net loss	(3,043)	(488)	(2,237)	(8,411)
Basic and diluted loss per share from continuing operations	$(0.20)	$(0.03)	$(0.09)	$(0.34)
Basic and diluted income per share from discontinued operations	$0.01	$0.01	$0.00	$0.00
Basic and diluted net loss per share	$(0.19)	$(0.02)	$(0.09)	$(0.34)
Shares used to compute basic and diluted loss per share:	15,744	22,039	25,135	25,135

	Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
	(Unaudited)
2008:
Net revenue	$6,464	$6,520	$6,393	$8,985
Gross profit	2,683	2,823	2,910	4,129
Loss from operations	(2,016)	(2,307)	(2,047)	(1,227)
Loss from continuing operations	(1,570)	(1,978)	(3,267)	(3,671)
(Loss) gain from discontinued operations, net of income taxes	(125)	(26)	424	(486)
Gain on sale of discontinued operations, net of income taxes	13	496	44	36
Net loss	(1,682)	(1,508)	(2,799)	(4,121)
Basic and diluted loss per share from continuing operations	$(0.10)	$(0.13)	$(0.21)	$(0.22)
Basic and diluted income (loss) per share from discontinued operations	$(0.01)	$0.03	$0.03	$(0.03)
Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.18)	$(0.25)
Shares used to compute basic and diluted loss per share:	15,741	15,744	15,744	15,744

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Subsequent Events

On January 4, 2010, the Company completed the acquisition of Bluehill ID, in accordance with the Business Combination Agreement between the Company and Bluehill ID, dated as of September 20, 2009, as amended (the “Business Combination Agreement”). Under the terms of the Business Combination Agreement, the Company made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of the Company’s common stock for every one share of Bluehill ID tendered. Approximately 29,422,714, or 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of approximately 15,299,797 new shares of the Company’s common stock. Following the close of the transaction, approximately 38% of the outstanding shares of the Company are now held by former Bluehill ID shareholders. The issuance of the shares of the Company’s common stock to the former shareholders of Bluehill ID was approved by the stockholders of the Company at a special meeting held on December 18, 2009.

Effective December 29, 2009, Werner Koepf resigned from the Company’s board of directors . Following the closing of the transaction, Ayman S. Ashour, Chief Executive Officer of Bluehill ID, joined the Board of Directors of the Company and was named Executive Chairman of the Board. Additionally, Dr. Cornelius Boersch and Daniel S. Wenzel, both former directors of Bluehill ID, also joined the Board of Directors of the Company. Dr. Boersch resigned from the Board of Directors in February 2010.

Bluehill ID granted to BH Capital Management AG, a company controlled and owned by Mr. Ashour and Mountain Partners AG, which is an affiliate of Mr. Wenzel, an option to purchase up to 3,914,790 bearer shares in Bluehill ID at an exercise price of CHF 1.00 per share until June 30, 2014 pursuant to a Call Option Agreement dated September 8, 2009, which were converted at the closing of the transaction into an option to purchase up to 2,035,691 shares of the Company’s common stock at an exercise price of euro 1.28 per share. Additionally, following the business combination, Mr. Ashour beneficially owns, directly or indirectly, approximately 6.5% of the outstanding shares of the Company’s common stock, and Mr. Wenzel beneficially owns, directly or indirectly, approximately 22.5% of the outstanding shares of the Company’s common stock.

Bluehill ID is a leading provider of automatic identification and RFID technologies, products, services and solutions used in the fields of security, identification, tracking and further growing applications.

The Company believes that the acquisition of Bluehill ID presents a strategic opportunity to strengthen its position in the security industry and is a crucial step to create the signature company for security and identity-based technologies and solutions. The acquisition provides a unique position to take advantage of three converging trends: the integration of physical and logical access systems, the enhancement of smart cards with contactless technologies, and the marriage of identification technologies with mobile communication. The Company will focus on providing identification and authentication solutions for applications ranging from security to asset tracking to transaction processing for mobile and fixed installations.

The acquisition is being accounted for under the acquisition method of accounting under ASC 805. Under this method of accounting, the total purchase consideration will be measured at fair value as of the acquisition date when control was obtained. Due to the short period of time between the acquisition date and filing of the Company’s Annual Report on Form 10-K with the SEC, the acquisition-date fair value of the total consideration transferred and measurement of the assets acquired and liabilities assumed has not been finalized. The Company is in the process of obtaining a third-party valuation report to calculate the fair value of the consideration transferred and to measure the assets acquired and liabilities assumed. It is expected that a significant amount of goodwill will be recorded as of the acquisition date.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the terms of the Business Combination Agreement and following the completion of the business combination, a new corporate identity has been developed for the Company that is designed to reflect its core activities in security and identification technology. Beginning January 4, 2010, the Company began doing business under the name “Identive Group.” In connection with the new corporate identity, the Company also changed its ticker symbol on the NASDAQ Stock Exchange to “INVE” and on the regulated market (Prime Standard) of the Frankfurt Stock Exchange to “INV.” The Company is seeking stockholder approval at its 2010 Annual Meeting of Stockholders to amend its certificate of incorporation to legally change its name to “Identive Group,” and in the interim will continue to file its annual, quarterly and current reports under “SCM Microsystems, Inc.”

Following the business combination, Melvin Denton-Thompson was appointed CFO and COO, responsible for financial strategy and performance of the Company as a whole as well as operational monitoring and reporting of the individual businesses within the group. Previously, he served as CFO/COO of Bluehill ID until its acquisition by the Company. John S. Rogers has been appointed Executive Vice President for Transition Management & Acquisition Integration, responsible for managing the integration of acquired businesses and ensuring efficient post acquisition work. Previously, he served in the same role for Bluehill ID until its acquisition by the Company. Joseph Tassone has been appointed Executive Vice President of Technology and Product Management, responsible for technology cross fertilization between the Company’s business units, effective utilization of research and development resources and supporting the Company’s merger and acquisition strategy. Previously, he served in the same role for Bluehill ID until its acquisition by the Company. Manfred Mueller, Executive Vice President of Strategic Sales and Business Development, was also appointed Chief Executive Officer of the SCM Microsystems business unit.

On February 3, 2010, the Company announced to close its facility in Mainz, Germany by the end of March 2010 and to merge its two engineering facilities in Chennai, India into one operation. One of the facilities in Chennai, India is expected to be closed by the end of May 2010. Associated with these consolidation actions, the Company has eliminated 43 positions, or 13% of its global workforce and all the employees were notified in February 2010 and their last day is expected to be on or before March 31, 2010.

In February 2010, Mountain Partners AG, the Company’s largest stockholder, acquired an additional 178,788 shares of the Company’s stock from Bluehill ID. Bring their total direct holdings in the Company’s common stock to 4,726,778 shares, or 12.1% of the share s outstanding.

On March 1, 2010, the Company announced changes to the Board and executive management team designed to support the Company’s cost reduction program. Independent directors Dr. Boersch and Mr. Wenzel waived their right to receive any form of compensation from the company for 2010 and independent directors Douglas Morgan, Dr. Hans Liebler and Steven Humphreys have agreed not to receive any compensation after March 31, 2010. Effective February 27, Dr. Cornelius Boersch and Douglas Morgan resigned from the Board and will not stand for election at the Company’s 2010 Annual Meeting of Stockholders. Additionally, effective March 1, 2010, Felix Marx resigned as Chief Executive Officer of the Company and was appointed Chief Operating Officer and Ayman S. Ashour was appointed CEO and Chairman of the Board of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2009, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

We note that our current principal executive officer was appointed on March 1, 2010 and our current principal financial officer was appointed on January 19, 2010 and is still in the process of reviewing for himself our disclosure controls and procedures. Notwithstanding the foregoing, based on our evaluation, our management, including the CEO and CFO, concluded that as of December 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Management’s Report on Internal Control over Financial Reporting

The management of SCM is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of our financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with GAAP.

Management assessed our internal control over financial reporting as of December 31, 2009. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Management has excluded the non-integrated Hirsch operations from the assessment of internal control over financial reporting as of December 31, 2009 because those operations were acquired by the Company in April 2009. Hirsch’s operations are a component of the Company’s Security and Identity Solutions’ reporting segment. The total assets and total net sales of the non-integrated Hirsch operations represent approximately 24% and 42%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2009. Based on this evaluation, management has assessed the effectiveness of the Company’s internal control over financial reporting, as at December 31, 2009, and concluded that such internal control over financial reporting is effective. The results of management’s assessment were reviewed with the Audit Committee.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

During 2009, the Company acquired Hirsch. The integration of the Hirsch operations into the Company is ongoing and will be substantially complete in the first quarter of 2010. As a result of these ongoing integration efforts, new policies, controls and procedures are being implemented at Hirsch. Due to these changes and the status of this integration, management has excluded the non-integrated Hirsch operations from management’s assessment of internal control over financial reporting as of December 31, 2009.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto.

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Accounts receivable allowances
Year ended December 31, 2007	$867	$46	$572	$341
Year ended December 31, 2008	341	395	47	689
Year ended December 31, 2009	689	208	31	866
Warranty accrual
Year ended December 31, 2007	$34	$67	$65	$36
Year ended December 31, 2008	36	35	55	16
Year ended December 31, 2009	16	8	16	8

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Fourth Amended and Restated Certificate of Incorporation, as amended.

3.2(5)	Amended and Restated Bylaws of Registrant.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(6)	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.3(18)	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.4(19)	Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company.

4.5(18)	Form of Warrant Certificate.

10.1(20)*	Form of Director and Officer Indemnification Agreement.

10.2(7)*	Amended 1997 Stock Plan.

10.3(2)*	2000 Non-statutory Stock Option Plan.

10.4(3)	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC.

10.5(4)	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika.

10.6(21)	Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004.

10.7(21)	Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008.

10.8(8)	Shuttle Technology Group Unapproved Share Option Scheme.

10.9(9)*	Management by Objective (MBO) Bonus Program Guide.

10.10(11)*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006.

10.11(10)	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp.

10.12(12)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006.

10.13(13)*	Employment Agreement between Felix Marx and SCM dated July 31, 2007.

10.14(22)*	Amended 2007 Stock Option Plan.

10.15(14)*	Employment Agreement between Sour Chhor and SCM GmbH dated January 21, 2008.

10.16(14)*	Side Letter to the Employment Agreement between Sour Chhor and SCM GmbH dated January 23, 2008.

10.17(15)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Felix Marx dated July 30, 2008.

10.18(15)*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated July 30, 2008.

Exhibit Number	Description of Document

10.19(16)	Code of Conduct and Ethics revised October 2008.

10.20(17)	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008.

10.21(21)*	Resignation Agreement between Sour Chhor and SCM GmbH dated February 5, 2009.

10.22(23)*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008.

10.23(23)	Stockholder Agreement, dated December 10, 2008.

10.24(23)	Settlement Agreement, dated April 8, 2009.

10.25(24)	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009.

10.26(24)	Limited Guarantee, dated April 8, 2009.

10.27(25)*	Termination Agreement between Stephan Rohaly and SCM Microsystems GmbH dated September 30, 2009.

10.28(26)	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG.

10.29(27)	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG.

10.30(28)*	Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009.

10.31(29)*	Employment Agreement by and between Bluehill Microtech GmbH and Missions-Cadres SARL, dated April 29, 2008.

10.32(30)*	Employment Agreement by and between SCM Microsystems, Inc. and Joseph Tassone, dated February 22, 2010.

10.33(31)*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010.

10.34(31)*	Employment Agreement by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010.

10.35(31)*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010.

10.36(31)*	Employment Agreement by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-4/A dated November 10, 2009 (see SEC File No. 333-162618).
(2)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).
(3)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).
(4)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).
(5)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).
(6)	Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).
(7)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).
(8)	Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).
(9)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).
(10)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).
(11)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).
(12)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).
(13)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated August 1, 2007 (see SEC File No. 000-29440).
(14)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).
(15)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated August 5, 2008 (see SEC File No. 000-22689).
(16)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated October 28, 2008 (see SEC File No. 000-29440).
(17)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated December 11, 2008 (see SEC File No. 000-29440).
(18)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (see SEC File No. 000-29440).
(19)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated November 16, 2009 (see SEC File No. 000-29440).
(20)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated March 25, 2009 (see SEC File No. 000-29440).
(21)	Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2008 (see SEC File No. 000-29440).
(22)	Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (see SEC File No. 000-29440).
(23)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).
(24)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).
(25)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 30, 2009 (see SEC File No. 000-29440).

(26)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 21, 2009 (see SEC File No. 000-29440).
(27)	Filed previously within Annex A of SCM’s Form S4/A Amended Registration Statement, dated November 12, 2009 (see SEC File No. 333-162618).
(28)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 4, 2010 (see SEC File No. 000-29440).
(29)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 21, 2010 (see SEC File No. 000-29440).
(30)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated February 22, 2010 (see SEC File No. 000-29440).
(31)	Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 1, 2010 (see SEC File No. 000-29440).
*	Denotes management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

SCM MICROSYSTEMS, INC.

By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chief Executive Officer and
Chairman of the Board

March 08, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ AYMAN S. ASHOUR Ayman S. Ashour	Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and Director	March 08, 2010

/s/ MELVIN DENTON-THOMPSON Melvin Denton-Thompson	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 08, 2010

/s/ FELIX MARX Felix Marx	Chief Operating Officer and Director	March 08, 2010

/s/ STEVEN HUMPHREYS Steven Humphreys	Director	March 08, 2010

/s/ HANS LIEBLER Hans Liebler	Director	March 08, 2010

/s/ LAWRENCE W. MIDLAND Lawrence W. Midland	Director	March 08, 2010

/s/ SIMON TURNER Simon Turner	Director	March 08, 2010

/s/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 08, 2010