Form 10-Q
period 2010-03-31
SCM MICROSYSTEMS INC
filed 2010-05-17
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 13, 2010, 43,653,182 shares of common stock were outstanding, including 723,075 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net revenue	$15,346	$5,155
Cost of revenue	9,141	3,042

Gross profit	6,205	2,113

Operating expenses:
Research and development	2,171	769
Selling and marketing	6,097	2,244
General and administrative	3,162	2,487
Restructuring and other charges	264	—
Gain on sale of assets	—	(249)

Total operating expenses	11,694	5,251

Loss from operations	(5,489)	(3,138)
Loss on equity investments	—	(289)

Interest (expense) income, net	(231)	27

Foreign currency (losses) gains, net	(314)	252

Loss from continuing operations before income taxes and noncontrolling interest	(6,034)	(3,148)

(Provision) benefit for income taxes	(162)	1

Loss from continuing operations	(6,196)	(3,147)
(Loss) gain from discontinued operations, net of income taxes	(120)	67
Gain on sale of discontinued operations, net of income taxes	43	37

Consolidated net loss	(6,273)	(3,043)
Less: Net loss attributable to noncontrolling interest	221	—
Net loss attributable to SCM Microsystems, Inc.	$(6,052)	$(3,043)

Basic and diluted net loss per share attributable to SCM Microsystems, Inc.:
Loss from continuing operations	$(0. 15)	$(0.20)

(Loss) income from discontinued operations	$0.00	$0.01

Net loss per share	$(0.15)	$(0.19)

Weighted-average shares used to compute basic and diluted (loss) income per share	39,755	15,744

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,753	$4,836
Accounts receivable, net of allowances	9,005	6,739
Inventories, net	6,682	5,379
Income taxes receivable	271	274
Other current assets	2,948	1,647

Total current assets	25,659	18,875
Property and equipment, net	4,525	683
Goodwill	41,618	21,895
Intangible assets, net	34,344	22,082
Other assets	762	1,036

Total assets	$106,908	$64,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,807	$5,530
Bank line of credit	220	—
Liability to related party	1,359	1,027
Accrued compensation and related benefits	3,526	2,884
Mortgage loan payable to bank	57	—
Other accrued expenses and liabilities	8,923	5,132
Income taxes payable	283	188

Total current liabilities	23,175	14,761

Long-term liability to related party	7,841	7,899
Mortgage loan payable to bank, long-term	896	—
Deferred tax liability	4,480	3,515
Long-term income taxes payable	760	456

Total liabilities	37,152	26,631
Commitments and contingencies (see Notes 11 and 13)	—	—
Equity:
SCM Microsystems, Inc. Stockholders’ equity:
Common stock, $0.001 par value: 60,000 shares authorized; 41,053 and 25,753 shares issued outstanding as of March 31, 2010 and December 31, 2009, respectively	41	26
Additional paid-in capital	291,224	253,910
Treasury stock, 723 and 618 shares as of March 31, 2010 and December 31, 2009, respectively	(3,014)	(2,777)
Accumulated deficit	(222,430)	(216,378)
Other accumulated comprehensive income	1,299	3,159

Total SCM Microsystems, Inc. stockholders’ equity	67,120	37,940
Noncontrolling interest	2,636	—

Total equity	69,756	37,940

Total liabilities and equity	$106,908	$64,571

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2009 and Three Months Ended March 31, 2010

	SCM Microsystems, Inc. Shareholders
	Common Stock		Additional			Other Accumulated
(In thousands)	Shares	Amount	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (loss)	Noncontrolling Interest	Total Equity	Comprehensive Loss
Balances, December 31, 2008	16,352	$16	$229,788	$(2,777)	$(202,199)	$3,298	$—	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	—	347
Comprehensive loss:
Net loss	—	—	—	—	(14,179)	—	—	(14,179)	$(14,179)
Foreign currency translation adjustment	—	—	—	—	—	(139)	—	(139)	(139)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,318)

Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with acquisition	15,300	15	34,562	—	—	—	—	34,577
Issuance of stock options in connection with acquisition	—	—	3,007	—	—	—	—	3,007
Repurchase of SCM treasury stock in connection with acquisition	—	—	—	(2,880)	—	—	—	(2,880)

Issuance of common stock	—	—	(402)	2,643	—	—	—	2,241
Noncontrolling interest in a subsidiary	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	147	—	—	—	—	147
Comprehensive loss:
Net loss	—	—	—	—	(6,052)	—	(221)	(6,273)	$(6,273)
Foreign currency translation adjustment	—	—	—	—	—	(1,860)	(200)	(2,060)	(2,060)

Comprehensive loss	—	—	—	—	—	—	—	—	$(8,333)

Balances, March 31, 2010	41,053	$41	$291,224	$(3,014)	$(222,430)	$1,299	$2,636	$69,756

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,273)	$(3,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	77	(104)
Deferred income taxes	—	(193)
Depreciation and amortization	1,133	83
Gain on disposal of property and equipment	—	(249)
Accretion of liability to related party discount	195	—
Stock compensation expense	147	61
Interest on bank line of credit and mortgage loan	36	—
Loss on equity investments	—	289
Changes in operating assets and liabilities:
Accounts receivable	415	3,362
Inventories	(243)	(775)
Other assets	(540)	(236)
Accounts payable	1,045	580
Liability to related party	(99)	—
Accrued expenses	(151)	193
Income taxes payable	(95)	7

Net cash used in operating activities from continuing operations	(4,353)	(25)
Net cash provided by operating activities from discontinued operations	58	441

Net cash (used in) provided by operating activities	(4,295)	416

Cash flows from investing activities:
Capital expenditures	(328)	(202)
Cash acquired upon Bluehill ID acquisition	4,266	—
Proceeds from sale of assets, net	—	249
Maturities of short-term investments	1,015	—

Net cash provided by investing activities	4,953	47

Cash flows from financing activities:
Payment on bank line of credit and mortgage loan	(174)	—
Issuance of common stock	1,700	—

Net cash provided by financing activities	1,526	—

Effect of exchange rates on cash and cash equivalents	(267)	(452)

Net increase in cash and cash equivalents	1,917	11
Cash and cash equivalents at beginning of period	4,836	20,550

Cash and cash equivalents at end of period	$6,753	$20,561

See notes to condensed consolidated financial statements.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SCM Microsystems, Inc. (“SCM” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On April 30, 2009, the Company acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since the April 30, 2009 acquisition. As a result of the timing of this acquisition, the Company’s operating results for the periods presented are not directly comparable.

On January 4, 2010, the Company acquired Bluehill ID AG, (“Bluehill ID”), a Swiss industrial holding group focused on the radio frequency identification (RFID)/identification and security industries. The results for the acquired Bluehill ID business are included in the Company’s consolidated statements of operations since the January 4, 2010 acquisition. As a result of the timing of this acquisition, the Company’s operating results for the periods presented are not directly comparable.

Discontinued Operations

The financial information related to the Company’s former Digital Television solutions (“DTV solutions”) business and retail Digital Video and Digital Media Reader business is reported as discontinued operations for all periods presented as discussed in Note 7.

Recent Accounting Pronouncements and Accounting Changes

In October 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF (“ASU 2009-13”), which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company is currently assessing the timing of adoption and effects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06 - Topic 820, Improving Disclosures About Fair Value Measurements, that require additional fair value disclosures. ASU 2010-06 requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers into and out of Levels 1 and 2, beginning in the first quarter of 2010. Additionally, this ASU require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect that the adoption of ASU 2010-06 will significantly impact its consolidated financial statements.

2. Acquisitions

Acquisition of Bluehill ID

The Company completed the acquisition of Bluehill ID on January 4, 2010 (the “acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). The results of Bluehill ID’s operations have been included in the consolidated financial statements since that date. Bluehill ID is a leading provider of automatic identification and RFID technologies, products, services and solutions used in the fields of security, identification, tracking and further growing applications. The majority of Bluehill ID sales are to customers in Europe. As a result of the acquisition the Company is a provider of leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. The Company expects to achieve significant synergies and cost reductions as a result of eliminating redundant processes and facilities.

Pursuant to the business combination agreement, the Company made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of the Company’s common stock for every one share of Bluehill ID tendered (the “Bluehill ID acquisition”). A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of the Company’s common stock. The issuance of the shares of the Company’s common stock to the former shareholders of Bluehill ID was approved by the stockholders of the Company at a special meeting held on December 18, 2009. Following the close of the transaction, approximately 38% of the outstanding shares of the Company are now held by former Bluehill ID shareholders.

Prior to the acquisition, Bluehill ID had granted to BH Capital Management AG (“BHCM”), a company controlled and owned by Ayman S. Ashour and Mountain Partners AG, an option to purchase up to 3,914,790 bearer shares in Bluehill ID at an exercise price of CHF 1.00 per share exercisable until June 30, 2014 pursuant to a Call Option Agreement dated September 8, 2009. Mr. Ashour is the former chief executive officer of Bluehill ID and the current Chairman and chief executive officer of the Company; Mountain Partners AG is a significant stockholder of the Company and an affiliate of Daniel S. Wenzel, a former director of Bluehill ID and currently a director of the Company. Pursuant to the terms of the Business Combination Agreement, these options were converted at the closing of the transaction into an option to purchase up to 2,035,691 shares of the Company’s common stock at an exercise price of Euro 1.28 per share.

The acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805 –Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired, the liabilities assumed, and any noncontrolling interest in Bluehill ID is measured at fair value as of the acquisition date when control is obtained. The following table summarizes the consideration paid for Bluehill ID, the total fair value of net identifiable assets acquired at the acquisition date, the fair value of the noncontrolling interest in Bluehill ID and the resulting goodwill recorded (in thousands):

Fair value of common stock	$34,577
Fair value of options converted	3,007

Fair value of total consideration transferred	37,584
Fair value of noncontrolling interest	3,057

Fair value of controlling and noncontrolling interest	40,641
Fair value of Bluehill ID net identifiable assets acquired	(19,665)

Goodwill	$20,976

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the acquisition date of $2.26 per share. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 4.5 years for expected life, 2.1% for the risk-free interest rate and a market value of the Company $2.26 per share as of the acquisition date. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in Bluehill ID.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of January 4, 2010 (in thousands):

Cash and cash equivalents	$4,266
Short-term investments	1,080
Accounts receivable	2,914
Inventories	1,554
Other current assets	623
Property and equipment	4,136
Mortgage loan and line of credit payable to bank	(1,382)
Accounts payable	(2,653)
Capital lease obligations	(753)
Liability to related party	(357)
Accrued expenses and other liabilities	(4,995)
Income taxes payable	(548)
Amortizable intangible assets:
Developed technology	784
Customer relationships	10,918
Order backlog	734

Intangible assets with indefinite lives (not subject to amortization):
Trade names	1,491
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(1,027)

16,785
Fair value of Bluehill’s investment in SCM common stock	2,880

Fair value of Bluehill ID net identifiable assets acquired	$19,665

Intangible assets of $13.9 million consist primarily of developed technology, customer relationships, order backlogs and trade names. Developed technology relates to Bluehill ID’s technology which is currently generating revenue. Customer relationships relate to Bluehill ID’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and trade name was valued using the relief from royalty method based on discounted cash flow (“DCF”). The customer relationships and order backlog were valued using the multi period excess earnings approach (“Meem-approach”) on earnings before income tax (“EBIT”) based on DCF. The discount rate used in the present value calculations was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related each asset characteristics. Based on these factors, a discount rate of 18.0% was deemed appropriate for valuing the intangible assets. Of the $13.9 million of acquired intangible assets, $1.5 million was preliminarily assigned to registered trade names that are not subject to amortization. The remaining amount of $12.4 million of acquired intangible assets is subject to amortization. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of four to 10 years and order backlog over the expected useful life of one year.

Of the total purchase consideration, $21.0 million was recognized as goodwill. Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Bluehill ID acquisition is largely attributable to the synergies expected to be realized. Bluehill ID’s results are spread over the Company’s two reportable segments, “Identity Management Solutions & Services” and “Identification Products & Components.” The Company is in the process of determining the amount of goodwill that will be assigned to various reporting units as required in accordance with ASC Topic 350 — Intangibles — Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the Bluehill ID acquisition will be deductible for United States federal income tax purposes.

The Company recognized $0.3 million of acquisition related costs of Bluehill ID that were expensed in the quarter ending March 31, 2010. These costs are included as a part of general and administration costs in the condensed consolidated statement of operations.

Deferred tax assets and liabilities resulting from the acquisition of Bluehill ID have been netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $0.3 million relating to the value of the trade names cannot be offset with deferred tax assets with a definite life. Resulting from these procedures, deferred tax liabilities of $0.7 million after netting with deferred tax assets and $0.3 million deferred tax liabilities relating to the indefinite life intangible asset have been considered in the purchase price allocation.

Utilization of net operating loss carryforwards, credit carryforwards, and other tax attributes may be subject to a substantial annual limitation due to ownership change limitations provided by the relevant jurisdictional tax laws and regulations. A substantial portion of the deferred tax assets acquired through the Bluehill ID acquisition is comprised of net operating losses. The future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred prior to, or in connection with, the Company’s acquisition of Bluehill ID. The Company has determined that there was a change in ownership event with respect to Bluehill ID, effective January 2010, and is currently analyzing the impact on the financial statements. Although this may have an impact on the Company’s ability to utilize some or all of the NOL carryforwards, the Company believes any effect on the financial statements, as a result of this analysis, would be minimal.

The amounts of revenue and earnings of Bluehill ID included in the company’s condensed consolidated statement of operations from the acquisition date to the period ending March 31, 2010 are as follows (in thousands):

Revenues	$4,262
Net loss	2,720

Acquisition of Hirsch

The Company completed the acquisition of Hirsch on April 30, 2009 (the “acquisition date”). In exchange for all of the outstanding capital stock of Hirsch, SCM paid approximately $14.2 million in cash, issued approximately 9.4 million shares of SCM common stock, and issued warrants to purchase approximately 4.7 million shares of SCM common stock at an exercise price of $3.00 with a five-year term, exercisable for two years following the third anniversary of the closing date. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the Hirsch acquisition was converted into a warrant to purchase the number of shares of SCM common stock equal to the number of shares of Hirsch common stock that could have been purchased upon the full exercise of such warrants, multiplied by the conversion ratio of 3.307888, rounded down to the nearest whole share. The per share exercise price for each converted warrant to purchase SCM common stock was determined by dividing the per share exercise price of the Hirsch common stock subject to each warrant

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

as in effect immediately prior to the effective date of the acquisition by the conversion ratio, and rounding that result up to the nearest cent. The conversion ratio was obtained by dividing the estimated aggregate value of the Hirsch acquisition consideration per share of Hirsch common stock, by the 30-day volume weighted average price of SCM’s common stock (as reported on the NASDAQ Stock Market during the 30 days preceding the day prior to the day of the acquisition date).

The Hirsch acquisition was accounted for under the acquisition method of accounting under ASC 805. The total purchase consideration was determined to be $38.0 million as of the acquisition date. The following table summarizes the consideration paid for Hirsch and the amounts of the assets acquired and liabilities assumed at the acquisition date. The fair value of the shares of SCM common stock issued in connection with the Hirsch acquisition was determined using the closing price of SCM’s common stock as of the acquisition date of $2.37 per share.

Fair value of consideration transferred (in thousands):

Cash paid for Hirsch common stock	$14,167
Fair value of common stock issued	22,258
Fair value of warrants issued	1,327
Fair value of warrants converted	200

Total purchase consideration	$37,952

Fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$3,275
Accounts receivable, net	2,832
Inventories	1,649
Other assets	437
Deferred income taxes and taxes receivable	1,085
Property and equipment	262
Amortizable intangible assets:
Developed technology	4,600
Customer relationships	10,350

Intangible assets with indefinite lives (not subject to amortization):
Trade names	7,800
Accounts payable	(1,814)
Accrued expenses	(467)
Other liabilities	(192)
Deferred tax liabilities and taxes payable	(1,957)
Deferred tax liabilities in connection with acquired tangible assets with indefinite lives	(3,003)
Fair value of liabilities assumed to related parties	(8,800)
Goodwill	21,895

Total purchase consideration	$37,952

The identified intangible assets of $22.8 million consist of core technology, trade names and customer relationships. Developed technology relates to Hirsch’s current products. Customer relationships relate to Hirsch’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of 15 years. Assumed liabilities to related parties are estimated based on contractual payments to be made in future periods through 2020. The Company estimated the acquisition date fair value of this liability based on a discounted cash flow valuation technique.

Of the total purchase consideration, $21.9 million was recognized as goodwill. Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets and liabilities. Hirsch’s results are included in the Company’s reportable segment, “Identity Management Solutions and Services.” None of the goodwill recorded as part of the Hirsch acquisition will be deductible for United States federal income tax purposes.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Deferred tax assets and liabilities resulting from the acquisition of Hirsch have been netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $3.0 million relating to the value of the trade names cannot be offset with deferred tax assets with a definite life. Resulting from these procedures, deferred tax liabilities of $1.7 million after netting with deferred tax assets and $3.0 million deferred tax liabilities relating to the indefinite life intangible asset have been considered in the purchase price allocation.

Following the Hirsch acquisition, Hirsch Electronics LLC has become part of the U.S. tax group of the SCM entities. Accordingly, the deferred tax liability of $1.7 million, as described above, has been netted with SCM’s existing deferred tax assets. The carrying value of SCM’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before SCM is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $1.7 million with SCM’s existing deferred tax assets, there is a $1.7 million release of SCM’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2009 second quarter financial statements.

Pro forma financial information:

The results for the acquired Bluehill and Hirsch business are included in the Company’s consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the Bluehill and Hirsch acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the combined results of operations of SCM, Bluehill and Hirsch, as though these acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the three months ended March 31, 2010 and 2009 are as follows (in thousands, unaudited):

	Three Months Ended March 31,
	2010	2009

Revenues	$15,346	$15,122
Net loss attributable to SCM Microsystems, Inc.	(6,052)	(5,824)

Weighted average common shares outstanding used in loss per common share - basic and diluted	39,755	40,435

Net loss per common share - basic and diluted	$(0.15)	$(0.14)

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

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,953	$—	$—	$1,953	$1,327	$—	$—	$1,327

Money market fund deposits are included in the cash and cash equivalents on the Company’s consolidated balance sheets.

Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of March 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$41,618	$41,618
Acquired intangibles	—	—	34,344	34,344

Total:	$—	$—	$75,962	$75,962

The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, in accordance with ASC 820. The fair value of acquired trade names and existing technology was determined using the relief from royalty approach and the fair value of the acquired company’s customer relationships was determined using the excess earnings approach. See Note 2 for further discussion on the acquisitions. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.

As of March 31, 2010 and December 31, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.

4. SCM Microsystems Inc. Shareholders’ Equity

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

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007 and as a result, options can no longer be granted under these plans. As of March 31, 2010, an aggregate of approximately 0.6 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company has a 2000 Stock Option Plan, pursuant to which options to purchase 0.8 million shares of the Company’s common stock may be granted. As of March 31, 2010, 0.5 million granted options were outstanding under the 2000 Stock Option Plan. In November 2007, the Company’s Board of Directors and stockholders approved the 2007 Stock Option Plan, pursuant to which options to purchase 1.5 million shares of our common stock may be granted. In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of common stock reserved for issuance under the 2007 Stock Option Plan, resulting in an aggregate of 3.5 million shares available for grant. As of March 31, 2010, 1.3 million granted options were outstanding under the 2007 Stock Option Plan.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

A summary of the activity under the Company’s stock option plans for the three months ended March 31, 2010 is as follows:

	Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2009	2,487,374	2,345,271	$4.57	$21,736	5.48

Options granted	(45,000)	45,000	$2.05	—	—
Options cancelled or expired	149,761	(55,676)	$5.29	—	—

Balance at March 31, 2010	2,592,135	2,334,595	$4.51	$11,086	5.04

Vested or expected to vest at March 31, 2010		2,155,491	$4.65	$9,431	4.94

Exerciseable at March 31, 2010		1,126,101	$6.37	$2,188	3.99

The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2010 and 2009 was $1.90 and $1.00, respectively. There were no exercises of options during the three months ended March 31, 2010 and 2009. At March 31, 2010, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009

Expected volatility	85%	66%

Dividend yield	0	0

Risk-free interest rate	1.95%	1.52%

Expected term (in years)	4.00	4.00

Expected Volatility: The Company’s computation of expected volatility for the three months ended March 31, 2010 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three months ended March 31, 2010 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Forfeitures Rate: Compensation expense recognized in the consolidated statement of operations for the three-month periods ended March 31, 2010 and 2009 is based on awards ultimately expected to vest and it reflects estimated forfeitures. ASC Topic 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

Common Stock Reserved for Future Issuance

As of March 31, 2010, the Company had reserved an aggregate of approximately 4.9 million shares of common stock for future issuance under its stock option plans.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Cost of revenue	$6	$6
Research and development	17	11
Selling and marketing	60	30
General and administrative	64	14

Stock-based compensation expense before income taxes	$147	$61
Income tax benefit	0	0

Stock-based compensation expense after income taxes	$147	$61

Warrants

As described in Note 2, as part of the consideration paid by the Company in connection with the acquisition of Hirsch, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00 in exchange for the outstanding capital stock of Hirsch. In connection with the acquisition, the Company also issued warrants to purchase 205,072 shares of Company’s common stock at exercise prices in the range between $2.42 and $3.03 with a weighted average exercise price of $2.79, in exchange for outstanding Hirsch warrants.

All warrants will become exercisable for a period of two years on April 30, 2012.

Comprehensive Loss Attributable to SCM Microsystems, Inc.

Comprehensive loss consists of the following (in thousands):

	Three Months Ended March 31
	2010	2009
Net loss	$(6,273)	$(3,043)
Other comprehensive loss
Change in foreign currency translation adjustment	$(2,060)	$(699)

Total comprehensive loss	$(8,333)	$(3,742)
Less: comprehensive loss attributable to noncontrolling interest	421	—

Comprehensive loss attributable to SCM Microsystems, Inc.	$(7,912)	$(3,742)

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

5. Inventories

Inventories consist of (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$2,352	$1,434
Work-in-process	585	665
Finished goods	3,745	3,280

Total	$6,682	$5,379

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$21,895
Goodwill acquired during the period	20,976
Foreign currency translation	(1,253)

Balance as of March 31, 2010	$41,618

During the three months ended March 31, 2010, the Company recorded goodwill of $21.0 million in connection with its acquisition of Bluehill ID as described in Note 2. The goodwill amount related to Bluehill acquisition was adjusted as of March 31, 2010 for the difference in foreign exchange rates between the acquisition date and quarter end. In accordance with ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. Management did not identify any impairment indicators during the three months ended March 31, 2010.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Existing Technology	Customer Relationships	Trade Name	Total
Cost:
Amortization period	1 year	10 - 15 years	4 - 15 years	Indefinite life

Balance at December 31, 2009	$—	$4,600	$10,350	$7,800	$22,750
Acquired as a part of Bluehill acquisition	734	784	10,918	1,491	$13,927
Currency translation adjustment	(44)	(47)	(652)	(89)	$(832)

Balance at March 31, 2010	$690	$5,337	$20,616	$9,202	$35,845

Accumulated Amortization:
Balance at December 31, 2009	$—	$208	$460	$—	$668
Amortization expense	182	97	585	—	$864
Currency translation adjustment	(9)	(1)	(21)	—	$(31)

Balance at March 31, 2010	$173	$304	$1,024	$—	$1,501

Intangible assets, net at March 31, 2010	$517	$5,033	$19,592	$9,202	$34,344

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

As discussed in Note 2, during the three months ended March 31, 2010, intangible assets increased by $13.9 million in connection with the acquisition of Bluehill ID, of which $12.4 million are related to order backlog, existing technology and customer relationships and are subject to amortization, and $1.5 million are related to trade names which are determined to have an indefinite useful life. This was partly offset by the foreign currency translation adjustment for the difference in foreign exchange rates between the acquisition date and quarter end.

Trade names are not subject to amortization in accordance with ASC 350; however, they are reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

These intangible assets will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the three months ended March 31, 2010 was $0.9 million, of which $0.3 million was included in cost of revenue and $0.6 million was included in selling and marketing expense in the condensed consolidated statements of operations.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in millions):

Year ending December 31:
2010 (remaining nine months)	$2,607
2011	2,743
2012	2,743
2013	2,743
2014	1,783
2015 and thereafter	12,523

Total	$25,142

7. Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its DTV solutions business. In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), for the three months ended March 31, 2010 and 2009, the operating results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and cash flows.

The operating results for the discontinued operations of the DTV solutions business and Digital Video and Digital Media Reader business for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Operating loss	$(81)	$(4)

(Loss) income before income taxes	$(120)	$34

Income tax benefit	$—	$33

(Loss) gain from discontinued operations	$(120)	$67

8. Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID. The mortgage loan and the line of credit are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The term of the mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of €3,500 over the life of the loan towards principal amount in addition to monthly interest

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

payments. The total amount that can be advanced under the line of credit is €240,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2% (6.75% at March 31, 2010), payable quarterly. Any advances over the limit of €240,000 will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded an interest expense of €23,000 or $36,000 during the quarter ending March 31, 2010. As of March 31, 2010, approximately €708,000, or $1.0 million was outstanding under the mortgage loan and, €164,000 or $220,000 advances were outstanding under the revolving line of credit.

9. Restructuring and Other Charges

In 2010, the Company implemented a restructuring plan (the “2010 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2010 Restructuring Plan included a worldwide workforce reduction, the restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of $264,000 and paid $41,000 for severance and facilities-related charges associated with the 2010 Restructuring Plan during the three months ended March 31, 2010.

Accrued liabilities related to restructuring actions and other activities during the three months ended March 31, 2010 and during the year ended December 31, 2009 consist of the following (in thousands):

	Lease/Contract Commitments	Other Costs	Total
Balances as of January 1, 2009	$1,230	$330	$1,560
Changes in estimates	(157)	—	(157)
Payments and other changes in 2009	(394)	10	(384)

Balances as of December 31, 2009	679	340	1,019

Provision for Q1 2010	248	16	264
Changes in estimates	(44)	—	(44)
Payments and other changes in Q1 2010	(139)	(21)	(160)

Balances as of March 31, 2010	$744	$335	$1,079

10. Segment Reporting, Geographic Information and Major Customers

ASC 280, Segment Reporting, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its executive staff, consisting of the Chief Executive Officer; Chief Financial Officer; Chief Operating Officer; Executive Vice President for Transition Management & Acquisition Integration; Executive Vice President of Technology and Product Management; Executive Vice President and President, Hirsch business; and Executive Vice President and CEO, SCM Microsystems business.

Prior to January 4, 2010, the Company operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following the Company’s acquisition of Bluehill ID on January 4, 2010, the Company now operates in two different business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s new reportable segments are Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Businesses in the ID Management segment include Hirsch Electronics and Multicard; businesses in the ID Products segment include SCM Microsystems, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID. The new reportable segments are not comparable with the business segments formerly reported by the Company.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The executive staff reviews financial information and business performance along the ID Management and ID Products segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment. The CODM does not evaluate operating segments using discrete asset information. The Company does not include intercompany transfers between these two business segments for the purpose of assessing financial performance.

Summary information by segment for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
ID Management:
Net revenue	$8,103	$—
Gross profit	4,084	—
Gross profit %	50%	—

ID Products:
Net revenue	$7,243	$5,155
Gross profit	2,121	2,113
Gross profit %	29%	41%

Total:
Net revenue	$15,346	$5,155
Gross profit	6,205	2,113
Gross profit %	40%	41%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net revenue
Americas	$8,614	$2,118
Europe and Middle East	5,144	2,170
Asia-Pacific	1,588	867

Total	$15,346	$5,155

% of net revenue
Americas	56%	41%
Europe and Middle East	34%	42%
Asia-Pacific	10%	17%

Long-lived assets by geographic location as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Property and equipment, net:
Americas	$263	$242
Europe and Middle East	4,069	385
Asia-Pacific	193	56

Total	$4,525	$683

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

11. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2010 expire at various dates during the next four years.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of March 31, 2010:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total

2010 (remaining nine months)	$1,962	$8,999	$1,024	$11,985
2011	1,608	2,438	789	$4,835
2012	724	—	526	$1,250
2013	133	—	—	$133
2014 and thereafter	78	—	—	$78

	$4,505	$11,437	$2,339	$18,281

The Company provides warranties on certain product sales, which range from twelve to twenty-four months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the Company’s warranty accrual and the expense amounts have been immaterial.

12. Net Loss per Common Share Attributable to SCM Microsystems, Inc.

The following table sets forth the computation of basic and diluted net loss per common share attributable to SCM Microsystems, Inc. (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009

Net (loss) income attributable to SCM Microsystems, Inc.
Continuing operations	$(5,975)	$(3,147)
Discontinued operations	(77)	104

Net loss attributable to SCM Microsystems, Inc.	$(6,052)	$(3,043)

Weighted-average shares used in (loss) income per common share - basic and diluted	39,755	15,744
Net (loss) income per common share attributable to SCM Microsystems, Inc. - basic and diluted
Continuing operations	$(0.15)	$(0.20)
Discontinued operations	$(0.00)	$0.01

Net loss per common share attributable to SCM Microsystems, Inc. - basic and diluted	$(0.15)	$(0.19)

As the Company has incurred losses from continuing operations for the periods presented, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

SCM MICROSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

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

14. Subsequent Events

On April 14, 2010, SCM completed the acquisition of RockWest Technology Group (“Rockwest”), a privately held provider of identification and security solutions (the “acquisition”) pursuant to a Share Purchase Agreement between the Company, RockWest and certain sellers of RockWest dated March 30, 2010 and amended April 9, 2010 (the “Share Purchase Agreement, as amended”).

Under the Share Purchase Agreement, as amended, the Company issued an aggregate of 2.6 million shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, as amended, in the form of shares of common stock.

RockWest provides identity management solutions and services to the education, government, corporate, casino and healthcare markets in the southwest region of the U.S. The company was founded in 1999 and is based in Denver, Colorado, with branch offices in California, Arizona and New Mexico, employing 43 people.

The Company believes that RockWest’s focus on identity credential issuance and personalization and identification system integration complements the Company’s ID Management business. Following the transaction, RockWest is expected to be integrated into the Company’s Multicard business and provide a portal for Multicard’s entry into the U.S. marketplace.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the important factors that could cause our actual results to differ materially from our expectations under “Part II - Item 1A, Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I - Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

SCM Microsystems, Inc. d/b/a Identive Group (“Identive,” the “Company,” “we” and “us”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. The businesses within Identive have deep industry expertise and are well-known global brands in their individual markets, providing leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive expansion.

At the beginning of 2010, we acquired Bluehill ID AG (“Bluehill ID”), which focuses on technologies and investments within the high-growth security and identity management markets. As a result of this business combination, we have put in place a new organizational structure, enhanced and broadened our management team, adopted a new name and are now doing business as “Identive Group.” We intend to seek stockholder approval to amend our certificate of incorporation and officially change the name of the Company at our 2010 annual meeting. Following the acquisition of Bluehill ID we also changed our stock trading symbols to reflect our new name. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the regulated market (Prime Standard) of the Frankfurt Stock Exchange in Germany under the symbol “INV.”

The businesses within Identive offer a range of complementary products and include Hirsch Electronics, SCM Microsystems, Multicard, TagStar Systems, Arygon Technologies, Syscan ID and ACiG Technology.

Following our acquisition of Bluehill ID in January 2010, we now operate in two business segments, Identity Management Solutions & Services and Identification Products & Components. Each segment is comprised of two or more business units within the group that focus on specific markets and technologies.

•

Business units in our Identity Management Solutions & Services (“ID Management”) segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our ID Management segment specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. ID Management customers operate in government, commercial and enterprise markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our ID Management segment include Hirsch Electronics and Multicard.

•

Business units in our Identification Products & Components (“ID Products”) segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within this segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Businesses in our ID Products segment include SCM Microsystems, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID.

Each of the businesses within Identive generally conducts its own sales and marketing activities in the markets in which they compete. In some cases, the business units utilize a direct sales and marketing organization; in others, this is supplemented by a dealer/systems integrator distribution channel, value added resellers, resellers and Internet sales. Each of the businesses within our ID Management segment sells both directly and indirectly through a variety of channels. For example, Hirsch sells primarily through a dealer/systems integrator distribution channel and in some cases directly to government contractors. Multicard sells cards and card services directly to customers that employ them for corporate and government IDs, loyalty programs, fuel cards, access cards, and sport stadium tickets and purchases. Businesses in our ID Products segment primarily sell to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our CHIPDRIVE-branded productivity solutions through resellers and the Internet and we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers.

Our corporate headquarters are co-located with our Hirsch business headquarters in Santa Ana, California and our European and operational headquarters are in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Brazil, Canada, Europe, Hong Kong, Japan, the Netherlands, Switzerland and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the state of Delaware. Our stock trades on the NASDAQ Global Market (symbol: INVE) and the Frankfurt Stock Exchange (symbol: INV).

Recent Significant Acquisitions

On January 4, 2010, we acquired Bluehill ID, a Swiss industrial holding group focused on investments in the RFID/identification and security industries, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of SCM common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of SCM common stock. The issuance of the shares of SCM common stock to the former shareholders of Bluehill ID was approved by our stockholders at a special meeting held on December 18, 2009. Following the close of the transaction, approximately 38% of the Company’s outstanding shares were held by former Bluehill ID shareholders. Bluehill ID’s operating results have been included in our consolidated results since January 4, 2010, and will continue to be included in our consolidated results going forward.

On April 30, 2009, we acquired Hirsch Electronics Corporation, a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The acquisition of Hirsch Electronics Corporation was accomplished through a two-step merger, in accordance with the Agreement and Plan of Merger entered into on December 10, 2008, pursuant to which Hirsch Electronics Corporation became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Hirsch”). In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of our common stock, and issued warrants to purchase approximately 4.7 million shares of our common stock. The merger was approved by our stockholders at a special meeting held on April 16, 2009. Following the close of the transaction, former Hirsch shareholders beneficially owned approximately 37% of the shares of SCM common stock outstanding. Hirsch’s operating results have been included in our consolidated results since April 30, 2009, and will continue to be included in our consolidated results going forward.

Recent Trends and Strategies for Growth

Identive is focused on building the world’s leading company in access control, identity management and RFID technologies. Our growth strategy is focused both around technology-driven organic growth and disciplined acquisitive activity, acting as a consolidator in a rapidly growing, yet highly fragmented industry. With each acquisition we seek to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities to enter new markets.

We believe our April 2009 acquisition of Hirsch supported our growth strategy, as it significantly increased our revenues, increased our scale and has helped further diversify our customer base and position our company to better address the growing market demand for solutions that address both IT security and physical access, a trend referred to in the security industry as “convergence.” Following the acquisition, Lawrence W. Midland, a former Hirsch director and current President of Hirsch, joined our Board of Directors and became an Executive Vice President of the Company.

As a result of our January 2010 acquisition of Bluehill ID, we are able to provide identification and authentication solutions for applications ranging from security to asset tracking, to transaction processing for mobile and fixed installations. The acquisition of Bluehill ID further increased our revenue base and our scale to enable us to participate in additional parts of the secure identification market. Following the acquisition, Ayman S. Ashour, Chief Executive Officer of Bluehill ID, joined the Board of Directors of the Company and now serves as our Chairman and Chief Executive Officer. Daniel S. Wenzel, a former director of Bluehill ID, also joined our Board. Additionally, effective March 1, 2010, Felix Marx, our former Chief Executive Officer, was named Chief Operating Officer, responsible for overseeing the developing and execution of the Company’s organic growth strategy. Three other executives from Bluehill ID also joined the management team of the Company following the transaction, including Melvin Denton-Thompson, who serves as our Chief Financial Officer; John S. Rogers, who serves as Executive Vice President Transition Management and Acquisition Integration; and Joseph Tassone, who serves as Executive Vice President Technology and Product Management. The new management from Bluehill ID has extensive expertise in identifying acquisition candidates, executing mergers and acquisitions and successfully integrating acquired businesses.

Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. As part of our acquisition strategy, we employ a “buy, build and grow” approach worldwide that is designed to rapidly establish Identive as a leading company in the identification and identity management markets. In particular, we pursue majority investments and acquisitions that drive consolidation in the rapidly growing, yet highly fragmented markets for identification-based technologies. At the corporate level, we provide strategic guidance, operational support and market expertise to facilitate sharing of technology and resources across the group and help our individual business units expand and compete more effectively in the global marketplace.

As part of our organic growth strategy, we are focused on the development of a broad range of new contactless infrastructure products to enable fast growing contactless applications and services for markets such as electronic transactions (including payment and ticketing) and various electronic security programs within the government and enterprise sectors. Our contactless readers, modules and tokens are intended to address markets such as national /citizen ID, electronic passports, physical and logical (computer) security and mobile transactions, among others. Additionally, we are developing and implementing programs to market our existing product offerings into new distribution channels and new geographic regions. The worldwide economic downturn has slowed our progress in penetrating new markets; however, we continue to invest in the products, programs and resources to develop new customers so that we will be able to leverage a strong position in the market as the economic situation improves.

Trends in our Business

Sales Trends

The global economic downturn and ongoing economic uncertainty created a broader cautionary environment for us and for our customers over the past several quarters and has resulted in decreased or delayed orders for our products across geographic markets. We believe sales to some markets will continue to be constricted until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves.

We believe that our acquisitions of Hirsch and Bluehill ID have strengthened our performance across multiple financial metrics, our ability to address new markets and capture new and existing sales opportunities, and our overall business profile. As a result of the inclusion of Hirsch and Bluehill ID operating results, our sales increased 198% in the first quarter of 2010 compared with the same period of 2009.

Sales to the U.S. government comprise the bulk of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business, sales of integrated physical access control systems and other solutions have continued to grow incrementally in each of the last several quarters, as U.S. federal agencies have continued to implement higher security. In the first quarter of 2010, certain of Hirsch’s U.S. government customers began to accelerate their deployment of security systems mandated under programs such as Homeland Security, and we believe that this higher level of activity will continue. In our SCM Microsystems business, sales of smart card reader products for PC and network access by military and other federal employees were relatively strong in the first quarter of 2010 after several months of product and budget delays by U.S. government customers. For the last two years, the ongoing shift towards lower-cost embedded chips rather than external smart card readers by laptop and keyboard manufacturers servicing the U.S. government sector have constricted our sales of SCM branded products in this market. For some time our SCM business has been investing in sales resources and marketing activities in Latin America and in the first quarter of 2010 SCM received its first large orders from Brazil.

While revenues in Europe have remained stable over the last several quarters, the weak economic environment has continued to constrict demand from some customers and in certain areas of the market. In general, smart-card based security projects in most sectors have continued to experience delays or are limited in scale. One exception to this trend is the transportation program activity recently initiated in the Netherlands, which includes the issuance of readers for payment cards and passes to be deployed in public modes of transportation and taxis. We are supplying readers for these programs through our Multicard business. In our TagStar business, the manufacturing of RFID inlays was hampered due to semiconductor shortages in the early part of the quarter. Also during the quarter, TagStar won new customers in the high volume ticketing, library tracking and e-payment markets. In our SCM business, the country-wide roll-out of electronic health insurance cards in Germany continues to be delayed by the German government and as a result we have continued to recognize only limited revenue from this program. While we believe we are well positioned to become a significant supplier of eHealth readers to this program if it proceeds as originally planned, it is not certain that the German government will support or continue deployments under the program.

In the Asia/Pacific region, sales of smart card reader chips continued to be strong and our SCM business recorded its first significant sales in China during the quarter, following several months of sustained focus to form relationships with distribution partners and build sales resources in countries including China, India, Malaysia, the Philippines and Thailand. SCM also had significant sales of its digital media readers for photo kiosks to customers in Japan. Our Multicard business also shipped significant orders both logical and physical access projects in Australia during the quarter.

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card reader products, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. Additionally, our dependence on a small number of customers in each of our businesses may in any given period result in additional variability in our revenues.

Operating Expense Trends

Our operating expenses in the first quarter of 2010 reflect the addition of expenses for the acquired Hirsch and Bluehill ID businesses. Immediately following the acquisition of Bluehill ID in early January 2010, we implemented a cost reduction program across all our business units with the goal of significantly lowering expenses and establishing a corporate culture of profit-driven growth. Cost reduction actions completed during the first quarter include consolidation of the SCM and Bluehill ID development centers in Chennai, India into one facility, closure of Bluehill ID’s office in Mainz, Germany, a reduction in force of approximately 15% of the Company’s global workforce, and reductions in executive salaries and director fees. Additionally, our Board of Directors adopted a new incentive plan for our executive team and key employees that ties a higher proportion of management compensation to the financial performance of the Company. We are continuing to look for ways to further reduce our ongoing expenses. We expect these measures will result in cost savings of approximately $6.0 million per year, of which approximately $4.5 million will be realized in 2010. While the cost savings measures were implemented in Q1, the Company expects the main benefits will start to become apparent in the second quarter of 2010.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our SCM business, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, and this work is ongoing. In our Hirsch business, we have utilized a significant amount of external resources to help develop Hirsch’s next generation of controllers. This development work was substantially completed at the end of 2009 and the remaining internal development costs to finalize these products will continue to decrease through the end of 2010. In our TagStar business, over the past year we have made significant investments in a new production system for our RFID inlays, which are used in a variety of applications including event ticketing, mobile payments and library tracking systems. During the first quarter of 2010 this expansion was completed and as a result TagStar’s production capacity has more than doubled.

During 2009 and 2010, costs associated with our acquisitions of Hirsch and Bluehill ID have comprised a significant component of our general and administrative expenses. Mergers and acquisitions are a central component of our growth strategy; however, we believe that we will be able to execute acquisitions at significantly lower cost going forward as a result of our larger scale and greater experience with the processes involved.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350 – Intangibles - Goodwill and Other (“ASC 350”). Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of quoted market prices, the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any.

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

•

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

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

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. We are currently assessing the timing of adoption and effects that ASU 2009-14 and ASU 2009-13 will have on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06 - Topic 820, Improving Disclosures About Fair Value Measurements, that require additional fair value disclosures. ASU 2010-06 requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers into and out of Levels 1 and 2, beginning in the first quarter of 2010. Additionally, this ASU require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect that ASU 2010-06 will significantly impact our consolidated financial statements.

Results of Operations

The comparability of our operating results in the three months ended March 31, 2010 with the three months ended March 31, 2009 is primarily impacted by our acquisition of Hirsch on April 30, 2009 and our acquisition of Bluehill ID on January 4, 2010. 2010 figures reflect revenues from the SCM Microsystems, Hirsch and Bluehill ID businesses whereas 2009 figures reflect revenues from the SCM Microsystems business only.

Net Revenue

Summary information by business segment for the three months ended March 31, 2010 and 2009 is shown below:

	Three months ended March 31,		% change period to period
(In thousands)	2010	2009

ID Management:
Revenue	$8,103	$—	—
Gross profit	4,084	—
Gross profit %	50%	—
ID Products:
Revenue	$7,243	$5,155	41%
Gross profit	2,121	2,133
Gross profit %	29%	41%
Total:
Revenue	$15,346	$5,155	198%
Gross profit	6,205	2,113
Gross profit %	40%	41%

Net revenue for the first quarter of 2010 was $15.3 million, up 198% compared to $5.2 million for the first quarter of 2009. This increase in revenue primarily was the result of incremental revenues from the acquired Hirsch and Bluehill ID businesses. Hirsch revenues are reflected in our ID Management business segment and Bluehill ID revenues are reflected both in our ID Management and ID Products segments.

Companies in our ID Management business segment provide solutions and services that enable the secure management of credentials in diverse markets. Our ID Management companies include Hirsch and Multicard, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our ID Management business segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Sales in our ID Management segment were $8.1 million in the first quarter of 2010 and consisted of incremental sales from the acquired Hirsch and Multicard (Bluehill ID) businesses. Our Hirsch business, which is the most significant component of our ID Management segment, experienced increased activity in the U.S. government market. Our Multicard business recorded strong sales driven by the initial shipment of orders for large transportation and contactless payment programs in the Netherlands and new customer orders for new logical and physical access projects in Australia.

Companies in our ID Products business segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products business include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. Companies in our ID Products business include SCM Microsystems, TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID.

Sales in our ID Products segment were $7.2 million in the first quarter of 2010, up 41% from sales of $5.2 million in the first quarter of 2009. This increase was primarily due to the inclusion of incremental revenues from the acquired Bluehill ID companies, which include TagStar Systems, Arygon Technologies, ACiG Technology and Syscan ID. Sales in our SCM business, which is the most significant component of our ID Products segment, were up slightly compared with the same period of the previous year. In our SCM business, sales to the U.S. government market were strong, due to favorable timing of projects and distributor activities. SCM also recorded its first significant sales into Latin America and China during the quarter. In our TagStar business, RFID inlay manufacturing was hampered due to semiconductor shortages in the early part of the quarter. This was partly offset by new customer wins in the high volume ticketing, library tracking and e-payment markets.

Gross Profit

Gross profit for the first quarter of 2010 was $6.2 million, or 40% of revenue, compared with $2.1 million, or 41% of revenue in the first quarter of 2009. By segment, gross profit margin for our ID Management segment was 50% in the first quarter of 2010, while gross profit margin for our ID Products segment was 29% for the first quarter of 2010, compared with 41% in the first quarter of 2009. The gross profit margin in our ID Products business in the first quarter of 2010 was negatively impacted by inefficiencies associated with the start up of new RFID inlay product manufacturing line, as well as semiconductor shortages and the mix of products sold during the quarter.

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

Research and Development

(In thousands)	Three months ended March 31,		% change period to period
	2010	2009
Expenses	$2,171	$769	182%
Percentage of total revenues	14%	15%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses for 2009 exclude the results of the Hirsch and Bluehill ID businesses.

Research and development expenses in the first quarter of 2010 were $2.2 million, or 14% of revenue, compared with $0.8 million, or 15% of revenue in the first quarter of 2009, an increase of 182%. Higher research and development expenses in the 2010 first quarter compared with the same period of 2009 were primarily due to the inclusion of additional expenses related to the Hirsch and Bluehill ID businesses, offset by the reduction in external costs related to development of a next generation of controllers in our Hirsch business, as the external phase of this development project was completed at the end of 2009, the consolidation of the Company’s two development facilities in India into one development center; as well as headcount reductions associated with this consolidation.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

(In thousands)	Three months ended March 31,		% change period to period
	2010	2009
Expenses	$6,097	$2,244	172%
Percentage of total revenues	40%	44%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for 2009 exclude the results of the Hirsch and Bluehill ID businesses.

Selling and marketing expenses were $6.1 million in the first quarter of 2010, or 40% of revenue, up 172% from $2.2 million in the first quarter of 2009, which represented 44% of revenue. Higher sales and marketing expenses in the 2010 first quarter compared with the same period of 2009 were primarily due to the inclusion of additional expenses related to the Hirsch and Bluehill ID businesses, offset by reductions in tradeshow and marketing program expenses.

General and Administrative

(In thousands)	Three months ended March 31,		% change period to period
	2010	2009
Expenses	$3,162	$2,487	27%
Percentage of total revenues	21%	48%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. General and administrative expenses for 2009 exclude the results of the Hirsch and Bluehill ID businesses.

In the first quarter of 2010, general and administrative expenses were $3.2 million, or 21% of revenue, compared with $2.5 million, or 48% of revenue in the first quarter of 2009, an increase of 27%. General and administrative expenses in the first quarter of 2010 reflect the inclusion of additional expenses related to the Hirsch and Bluehill ID businesses, offset by initial cost reductions related to salary reductions for executive officers, fee reductions for directors and headcount reductions, all of which were implemented in the first quarter of 2010. Also included in the first quarter of 2010 were approximately $0.3 million of transactions expenses related to our acquisitions of Bluehill ID and RockWest. General and administrative expenses in the first quarter of 2009 included approximately $1.4 million of transaction expenses related to our merger with Hirsch and $0.1 million in severance expenses.

Non-GAAP measures

We use certain non-GAAP measures as a way to assess our operating performance. Non-GAAP gross profit margin, which excludes amortization and depreciation, stock-based compensation and the effect of overhead allocation, was 49% in the first quarter of 2010, unchanged from 49% in the first quarter of 2009. Overhead costs, which include overhead allocation (that were excluded from non-GAAP gross margin) and exclude amortization and depreciation, stock-based compensation, acquisition costs, transition and integration costs and gain on sale of assets were $10.0 million in the first quarter of fiscal 2010 and $4.4 million in the first quarter of 2009. Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), which excludes income taxes, net interest expense (income), net foreign currency losses (gains), amortization and depreciation, stock-based compensation, loss on equity investments, acquisition costs and transition and integration costs, was a loss of $(2.5) million in the first quarter of fiscal 2010, compared with adjusted EBITDA loss of $(1.9) million in the first quarter of fiscal 2009. We believe non-GAAP gross profit margin, overhead costs and adjusted EBITDA provide a meaningful way to evaluate our operating performance, but caution investors to consider these measures in addition to, not as a substitute for, nor superior to, our condensed consolidated operating results as presented in the condensed consolidated statements of operations in accordance with U.S. GAAP.

A reconciliation of non-GAAP measures to our reported GAAP results is presented below (in thousands, except percentages):

	Three months ended
	March 31, 2010	March 31, 2009
Reconciliation of GAAP gross profit margin and non-GAAP gross profit margin
GAAP cost of revenue	$9,141	$3,042
Reconciling items included in GAAP cost of revenue:
Overhead allocation	(949)	(417)
Stock-based compensation	(6)	(6)
Amortization and depreciation	(416)	(13)

Total reconciling items included in GAAP cost of revenue	(1,371)	(436)

Non-GAAP cost of revenue	$7,770	$2,606

Non-GAAP gross profit margin	49%	49%

Reconciliation of GAAP operating expenses and overhead costs
GAAP operating expenses	$11,694	$5,251
Reconciling items included in GAAP operating expenses:
Overhead allocation	949	417
Stock-based compensation	(141)	(55)
Amortization and depreciation	(717)	(83)
Acquisition costs	(308)	(1,355)
Transition and integration costs	(1,442)	—
Gain on sale of assets	—	249

Total reconciling items included in GAAP operating expenses	(1,659)	(827)

Overhead costs	$10,035	$4,424

Reconciliation of GAAP net loss to adjusted EBITDA loss
Loss from continuing operations before income taxes and noncontrolling interest	$(6,034)	$(3,148)
Reconciling items included in GAAP net loss:
Interest expense (income), net	231	(27)
Foreign currency losses (gains), net	314	(252)
Stock-based compensation	147	61
Amortization and depreciation	1,133	96
Acquisition costs	308	1,355
Transition and integration costs	1,442	—
Gain on sale of assets	—	(249)
Loss on equity investments	—	289

Total reconciling items included in GAAP net loss	3,575	1,273

Adjusted EBITDA loss	$(2,459)	$(1,875)

Loss on Equity Investments

Net loss on equity investments of $0.3 million in the first quarter 2009 relates to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between SCM’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment. Our investment in TranZfinity was determined to be impaired and written off in the fourth quarter of 2009.

Interest (Expense) Income, Net

In the first quarter of 2010, interest expense, net of $0.2 million consists of interest accretion expense for a liability to related party in the Hirsch business, offset by interest earned on invested cash, compared with interest income, net, of $27,000 in the first quarter of 2009.

Foreign Currency Gains (Losses), Net

We recorded foreign currency losses of $0.3 million in the first quarter of 2010, compared with foreign currency gains of $0.3 million in the first quarter of 2009. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the Euro.

Our foreign currency losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We recorded a provision for income taxes of $0.2 million in the first quarter of 2010 and a benefit for income taxes of $1,000 in the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2010, our working capital, which we have defined as current assets less current liabilities, was $2.5 million, compared to $4.1 million as of December 31, 2009, a decrease of approximately $1.6 million. The reduction in working capital for the first three months of 2010 reflects a $3.3 increase in accounts payable, a $4.8 million increase in accrued liabilities and the addition of a $0.3 million mortgage loan and line of credit payable to the bank, offset by a $1.9 million increase in cash, cash equivalents and a $4.9 million increase in accounts receivable, inventories and other current assets.

Cash, cash equivalents were $6.8 million as of March 31, 2010, an increase of approximately $1.9 million compared to $4.8 million as of December 31, 2009 as a result of the addition of cash and cash equivalents from the acquired Bluehill ID business.

The following summarizes our cash flows for the three months ended March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
Cash used in operating activities from continuing operations	$(4,353)
Cash provided by operating activities from discontinued operations	58
Cash provided by investing activities	4,953
Cash provided by financing activities	1,526
Effect of exchange rate changes on cash and cash equivalents	(267)

Increase in cash and cash equivalents	1,917
Cash and cash equivalents at beginning of period	4,836

Cash and cash equivalents at end of period	$6,753

Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.5 million at March 31, 2010. Purchase and other contractual commitments due within one year were approximately $10.0 million, and additional purchase and contractual commitments due thereafter were approximately $3.8 million at March 31, 2010.

We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2010. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2010. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Attached, as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

As of the end of the fiscal quarter ended March 31, 2010, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

We note that our current principal executive officer was appointed on March 1, 2010 and our current principal financial officer was appointed on January 19, 2010 and that they are still in the process of reviewing for themselves our disclosure controls and procedures. Notwithstanding the foregoing, based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In the first quarter of 2010, we implemented a new enterprise resource planning (“ERP”) system. In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the first quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also focused on expanding sales of professional services, identity management and RFID products and solutions. The market for some of these solutions is at an early stage of development compared to the market for traditional access control. Additionally, we have a strategy of expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base, including authentication programs in the government and enterprise sectors in Asia and the photo kiosk markets in Europe and Asia.

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

A significant component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. We have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies.

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

On January 4, 2010, we acquired Bluehill ID AG, a Swiss stock corporation focused on investments in the security and RFID markets and on April 14, 2010 we acquired RockWest Technology Group, a privately held provider of identification and security solutions. Integrating the Bluehill ID and RockWest businesses into our business exposes us to certain risks. The combination of companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the acquired companies. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits expected from the transactions. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of acquired companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline.

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

We have incurred, and will continue to incur, significant expenses related to our acquisition strategy, including our acquisition of Hirsch in April 2009, our business combination with Bluehill ID in January 2010, our acquisition of RockWest in April 2010 and possible future acquisitions. These expenses include investment banking fees, legal fees, accounting fees, printing and mailing of stockholder materials, integration and other costs, as well as past and possible future outlays of cash. There may also be unanticipated costs related to our acquisition on an ongoing basis. As a result, the capital available to fund our activities has been and is expected to be further reduced. If we are unsuccessful in securing sufficient sales from established markets or in generating sufficient new revenues from emerging markets, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

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

We have a history of losses. In the future, we may not be able to achieve expected results, including any guidance or outlook we may provide from time to time; we may continue to incur losses and we may be unable to achieve or maintain profitability.

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

Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. We expect that sales of our component products to a relatively small number of customers will continue to account for a significant percentage of our total sales for the foreseeable future, although we believe the addition of Bluehill ID companies and customers will improve the diversity of our customer base and reduce our reliance on a small number of customers In our SCM Microsystems Digital Media and Connectivity business, approximately two-thirds of the sales have typically been generated by two or three customers. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. For example, in the first and fourth quarters of 2009, sales of our digital media readers were significantly lower than in previous quarters due to reduced orders from one major customer in this business. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

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

A significant portion of our business is conducted in foreign currencies, principally the euro. The portion of our business conducted in foreign currencies has increased since the Bluehill ID business combination as Bluehill ID conducts more than 95% of its business outside the U.S. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. In the first quarter of 2010, we recorded a loss on foreign currency exchange of $0.3 million. To date, we have not adopted a hedging program to protect against risks associated with foreign currency fluctuations.

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

Over the past several quarters, sales of our SCM Microsystems external smart card readers to the U.S. government have been significantly lower than in previous periods, primarily due to ongoing project and budget delays and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers is a trend that we do not think will reverse.

We anticipate that a significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. We also have spent significant resources developing a range of e-health smart card terminals for the German government’s electronic health card program. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government had stated that it planned to distribute new electronic health cards to its citizens beginning in early 2009 and to put in place a corresponding network and card reader infrastructure during 2009, there have been delays in this program and the actual timing of equipment and card deployments in the German e-health program remain uncertain. The continued delay of government projects for any reason could negatively impact our sales.

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our digital media reader business, such as digital flash media, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development effort to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Australia, Brazil, Canada, Germany, Hong Kong, India, Japan, the Netherlands, Switzerland and the U.S. We also must manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 44% of our revenue for the first quarter of 2010 and 40% of our revenue for fiscal 2009 was derived from customers located outside the U.S. Our recent acquisition of Bluehill ID further increases our non-US business, as Bluehill ID conducts a substantial portion of its business in Germany, and in the rest of Europe, Canada, Brazil, and Australia. Nearly all of Bluehill ID’s revenue for the first quarter of 2010 and for the year ended December 31, 2009 and was derived from customers located outside the U.S.

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

The new shares of SCM common stock issued as consideration in connection with the acquisition of Hirsch became freely saleable on January 30, 2010 and the warrants to purchase shares of SCM common stock will be exercisable for a two year period beginning on April 30, 2012. The new shares of SCM common stock issued to former Bluehill ID shareholders in the business combination with Bluehill ID are unrestricted and can be freely traded. The new shares of SCM common stock issued to RockWest are subject to a 24-month lock-up period which ends April 13, 2012. Consequently, a substantial number of additional shares of SCM common stock have recently become available for resale in the public market. Stockholders of SCM and former shareholders of Hirsch or Bluehill ID may not wish to continue to invest in the operations of the company or may wish to dispose of some or all of their interests in SCM. Sales of substantial numbers of shares of both the newly issued and the existing SCM common stock in the public market could adversely affect the market price of our stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of SCM common stock, and warrants to purchase approximately 4.7 million shares of SCM common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our business combination with Bluehill ID on January 4, 2010, we issued approximately 15.3 million shares of SCM common stock as consideration for the outstanding shares in Bluehill ID that were tendered in the transaction. In connection with the acquisition of RockWest on April 14,

2010, we issued approximately 2.6 million shares of SCM common stock as consideration for the outstanding shares of RockWest stock. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 60,000,000 shares of common stock. At our 2010 Annual Meeting of Stockholders we are asking our stockholders to consider a proposal to increase the number of authorized shares of common stock by 50,000,000 shares to a total of 110,000,000 shares of common stock. As of May 13, 2010, 43,653,182 shares of common stock were outstanding, including 723,075 shares held in treasury.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of March 31, 2010, an aggregate of approximately 4.9 million shares of common stock was reserved for future issuance under all our stock option plans, of which 2.3 million shares were subject to outstanding options. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. Additionally, as of March 31, 2010, warrants to purchase approximately 4.9 million shares of SCM common stock were outstanding.

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

Immediately following our respective acquisitions of Hirsch and Bluehill ID, the former Hirsch shareholders beneficially owned approximately 37% and the former Bluehill ID shareholders beneficially owned approximately 38% of SCM’s common stock. Accordingly, the former Hirsch and Bluehill ID shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the SCM stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of SCM’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch or Bluehill ID could delay or prevent a change of control of SCM, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch and Bluehill ID shareholders may differ from the interests of other stockholders.

Several of our directors directly or indirectly hold significant amounts of our common stock, and each of them could have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively. In some cases, their priorities for our business may be different from ours or our other stockholders.

As of May 11, 2010, Mountain Partners AG, together with its affiliates and certain related parties, including Mountain Partners Angel Fund and BH Capital Management (collectively “Mountain Partners”), directly or indirectly owned approximately 18% of the outstanding common shares of our common stock and had the right to vote approximately 15% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder and current affiliate of Mountain Partners and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by Mountain Partners. Additionally, Mr. Wenzel and Ayman S. Ashour, our Chief Executive Officer and Chairman, are also affiliates of BH Capital Management AG, which is 51% owned by Mountain Partners AG and which at May 11, 2010 owned and had the right to vote approximately 5% of the outstanding shares of our common stock. Consequently Messrs. Ashour and Wenzel also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by BH Capital Management AG. As of April 28, 2010, Lincoln Vale owned and had the right to vote approximately 7% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the SCM shares beneficially owned by Lincoln Vale. As of May 11, 2010, Lawrence Midland, a director and an executive vice president of SCM, held approximately 3% of our common stock. Mr. Midland’s shares are held in a family trust and in custodianship for his children, and he may be deemed to beneficially own the SCM shares.

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

To achieve a quorum at SCM’s annual stockholder meeting requires at least one-third of all shares of SCM’s stock entitled to vote be present in person or by proxy at the SCM annual meeting. If the shares beneficially owned by each of Lincoln Vale, Mountain Partners and BH Capital Management AG (including the interests of Messrs. Ashour, Liebler and Wenzel) are present in person or by proxy at the SCM annual meeting, they will contribute approximately 27% toward the 33.3% of shares of SCM common stock required to achieve a quorum.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved

None.

Item 5.	Other Information

None

Item 6.	Exhibits

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

Registrant

SCM MICROSYSTEMS, INC.

May 17, 2010	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

May 17, 2010	/S/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended. (Filed previously as an exhibit to SCM’s Registration Statement on Form S-4/A dated November 10, 2009 (see SEC File No. 333-162618).)

3.2	Amended and Restated Bylaws of Registrant. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (see SEC File No. 000-22689).)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).)

3.4	Amendment to Fourth Amended and Restated Certificate of Incorporation.

4.1	Form of Registrant’s Common Stock Certificate. (Filed previously as an exhibit to SCM’s Registration Statement on Form S-4/A dated November 10, 2009 (see SEC File No. 333-162618).)

4.2	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to SCM’s Registration Statement on Form 8-A (See SEC File No. 000-29440).)

4.3	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (see SEC File No. 000-29440).)

4.4	Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated November 16, 2009 (see SEC File No. 000-29440).)

4.5	Form of Warrant Certificate. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (see SEC File No. 000-29440).)

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated March 25, 2009 (see SEC File No. 000-29440).)

10.2*	Amended 1997 Stock Plan. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (see SEC File No. 000-29440).)

10.3*	2000 Non-statutory Stock Option Plan. (Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-51792).)

10.4	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2000 (See SEC File No. 000-22689).)

10.5	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2001 (See SEC File No. 000-22689).)

10.6	Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2008 (see SEC File No. 000-29440).)

10.7	Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2008 (see SEC File No. 000-29440).)

10.8	Shuttle Technology Group Unapproved Share Option Scheme. (Filed previously as an exhibit to SCM’s Registration Statement on Form S-8 (See SEC File No. 333-73061).)

10.9*	Management by Objective (MBO) Bonus Program Guide. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2004 (See SEC File No. 000-29440).)

10.10*	Amended Employment Agreement between SCM Microsystems GmbH and Dr. Manfred Mueller dated June 8, 2006. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (see SEC File No. 000-29440).)

10.11	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2006 (See SEC File No. 000-29440).)

10.12*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated December 12, 2006. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated December 18, 2006 (see SEC File No. 000-29440).)

10.13*	Employment Agreement between Felix Marx and SCM dated July 31, 2007. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated August 1, 2007 (see SEC File No. 000-29440).)

10.14*	Amended 2007 Stock Option Plan. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (see SEC File No. 000-29440).)

10.15*	Employment Agreement between Sour Chhor and SCM GmbH dated January 21, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).)

10.16*	Side Letter to the Employment Agreement between Sour Chhor and SCM GmbH dated January 23, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 24, 2008 (see SEC File No. 000-29440).)

10.17*	Supplementary Employment Agreement between SCM Microsystems GmbH and Felix Marx dated July 30, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated August 5, 2008 (see SEC File No. 000-22689).)

10.18*	Supplementary Employment Agreement between SCM Microsystems GmbH and Stephan Rohaly dated July 30, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated August 5, 2008 (see SEC File No. 000-22689).)

10.19	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated October 28, 2008 (see SEC File No. 000-29440).)

10.20	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K dated December 11, 2008 (see SEC File No. 000-29440).)

10.21*	Resignation Agreement between Sour Chhor and SCM GmbH dated February 5, 2009. (Filed previously as an exhibit to SCM’s Annual Report on Form 10-K for the year ended December 31, 2008 (see SEC File No. 000-29440).)

10.22*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).)

10.23	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).)

10.24	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 29, 2009 (see SEC File No. 000-29440).)

10.25	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).)

10.26	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated April 8, 2009 (see SEC File No. 000-29440).)

10.27*	Termination Agreement between Stephan Rohaly and SCM Microsystems GmbH dated September 30, 2009. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 30, 2009 (see SEC File No. 000-29440).)

10.28	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated September 21, 2009 (see SEC File No. 000-29440).)

10.29	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously within Annex A of SCM’s Form S4/A Amended Registration Statement, dated November 12, 2009 (see SEC File No. 333-162618).)

10.30*	Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 4, 2010 (see SEC File No. 000-29440).)

10.31*	Employment Agreement by and between Bluehill Microtech GmbH and Missions-Cadres SARL, dated April 29, 2008. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated January 21, 2010 (see SEC File No. 000-29440).)

10.32*	Employment Agreement by and between SCM Microsystems, Inc. and Joseph Tassone, dated February 22, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated February 22, 2010 (see SEC File No. 000-29440).)

10.33*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 1, 2010 (see SEC File No. 000-29440).)

10.34*	Employment Agreement by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 1, 2010 (see SEC File No. 000-29440).)

10.35*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 1, 2010 (see SEC File No. 000-29440).)

10.36*	Employment Agreement by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 1, 2010 (see SEC File No. 000-29440).)

10.37	Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Filed previously as an exhibit to SCM’s Current Report on Form 8-K, dated March 31, 2010 (see File no. 000-29440).)

10.38*	Employment Agreement between Bluehill ID AG and John Rogers dated January 5, 2009.

10.39*	Amendment No. 1 to the Employment Agreement between Bluehill ID AG and John Rogers dated March 16, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management compensatory arrangement.