Form 10-Q
period 2010-06-30
IDENTIVE GROUP, INC.
filed 2010-08-16
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 0-29440

IDENTIVE GROUP, INC.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 12, 2010, 43,893,951 shares of common stock were outstanding, including 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$21,178	$10,961	$36,524	$16,116
Cost of revenue	11,334	5,194	19,943	8,146

Gross profit	9,844	5,767	16,581	7,970

Operating expenses:
Research and development	1,062	1,304	2,478	1,923
Selling and marketing	4,962	3,111	10,054	4,968
General and administrative	5,405	3,208	10,860	6,322
Restructuring and other charges	73	—	337	—
Gain on sale of assets	—	—	—	(249)

Total operating expenses	11,502	7,623	23,729	12,964

Loss from operations	(1,658)	(1,856)	(7,148)	(4,994)
Loss on equity investments	—	(281)	—	(570)
Interest (expense) income, net	(215)	(125)	(446)	(99)
Foreign currency (losses) gains, net	(248)	(87)	(562)	166

Loss from continuing operations before income taxes and noncontrolling interest	(2,121)	(2,349)	(8,156)	(5,497)

Benefit for income taxes	1,066	1,739	905	1,740

Loss from continuing operations	(1,055)	(610)	(7,251)	(3,757)

Less: Net loss attributable to noncontrolling interest	196	—	417	—

Loss from continuing operations attributable to Identive Group, Inc.	(859)	(610)	(6,834)	(3,757)
Gain from discontinued operations, net of income taxes	130	84	10	151
Gain on sale of discontinued operations, net of income taxes	40	38	83	75

Net loss attributable to Identive Group, Inc.	$(689)	$(488)	$(6,741)	$(3,531)

Basic and diluted loss per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0. 02)	$(0. 03)	$(0.17)	$(0.20)

Income from discontinued operations	$0.00	$0.01	$0.00	$0.01

Net loss per share	$(0.02)	$(0.02)	$(0.17)	$(0.19)

Weighted average shares used to compute basic and diluted loss per share	42,668	22,039	41,211	18,891

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2010	December 31, 2009 (A)
ASSETS
Current assets:
Cash and cash equivalents	$4,563	$4,836
Accounts receivable, net of allowances	10,618	6,739
Inventories, net	7,202	5,379
Income taxes receivable	614	274
Other current assets	2,475	1,647

Total current assets	25,472	18,875
Property and equipment, net	4,149	683
Goodwill	42,695	21,895
Intangible assets, net	34,534	22,082
Other assets	367	1,036

Total assets	$107,217	$64,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,811	$5,530
Bank line of credit	308	—
Liability to related party	1,034	1,027
Accrued compensation and related benefits	3,033	2,884
Mortgage loan payable to bank	52	—
Other accrued expenses and liabilities	7,292	5,132
Income taxes payable	—	188

Total current liabilities	22,530	14,761

Long-term liability to related party	7,767	7,899
Long-term mortgage loan payable to bank	800	—
Deferred tax liability	4,390	3,515
Long-term income taxes payable	770	456

Total liabilities	36,257	26,631
Commitments and contingencies (see Notes 12 and 14)	—	—
Equity:
Identive Group, Inc. Stockholders’ equity:
Common stock, $0.001 par value: 110,000 shares authorized; 43,894 and 25,753 shares issued as of June 30, 2010 and December 31, 2009, respectively	44	26
Additional paid-in capital	295,953	253,910
Treasury stock, 618 as of June 30, 2010 and December 31, 2009	(2,777)	(2,777)
Accumulated deficit	(223,119)	(216,378)
Other accumulated comprehensive (loss) income	(1,322)	3,159

Total Identive Group, Inc. Stockholders’ equity	68,779	37,940
Noncontrolling interest	2,181	—

Total Equity	70,960	37,940

Total liabilities and equity	$107,217	$64,571

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2009 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2009 and Six Months Ended June 30, 2010

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Accumulated Comprehensive	Noncontrolling	Total	Comprehensive
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Interest	Equity	Loss

Balances, December 31, 2008	16,362	$16	$229,788	$(2,777)	$(202,199)	$3,298	$—	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	—	347
Comprehensive loss:
Net loss	—	—	—	—	(14,179)	—	—	(14,179)	$(14,179)
Foreign currency translation adjustment	—	—	—	—	—	(139)	—	(139)	(139)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,318)

Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with Bluehill ID acquisition	15,300	15	34,562	—	—	—	—	34,577
Issuance of common stock in connection with RockWest acquisition	2,600	3	4,196	—	—	—	—	4,199
Issuance of stock options in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Repurchase of Identive treasury stock in connection with Bluehill ID acquisition	—	—	—	(2,880)	—	—	—	(2,880)

Issuance of common stock	—	—	(402)	2,880	—	—	—	2,478
Issuance of common stock for executive bonus	60	—	100	—	—	—	—	100
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Noncontrolling interest in a subsidiary	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	289	—	—	—	—	289

Comprehensive loss:

Net loss	—	—	—	—	(6,741)	—	(417)	(7,158)	$(7,158)
Foreign currency translation adjustment	—	—	—	—	—	(4,481)	(459)	(4,940)	(4,940)

Comprehensive loss	—	—	—	—	—	—	—	—	$(12,098)

Balances, June 30, 2010	43,894	$44	$295,953	$(2,777)	$(223,119)	$(1,322)	$2,181	$70,960

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,158)	$(3,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from discontinued operations	(93)	(225)
Deferred income taxes	(605)	(1,935)
Depreciation and amortization	2,335	351
Gain on disposal of property and equipment	—	(249)
Accretion of liability to related party discount	389	—
Stock-based compensation expense	450	191
Interest on bank line of credit and mortgage loan	36	—
Loss on equity investments	—	570
Changes in operating assets and liabilities:
Accounts receivable	(774)	1,798
Inventories	38	(901)
Other assets	(854)	35
Income taxes receivable		319
Accounts payable	2,349	338
Liability to related party	(559)	132
Accrued expenses	(1,964)	(1,193)
Other liabilities		6
Income taxes payable	(195)	(19)

Net cash used in operating activities from continuing operations	(6,605)	(4,313)
Net cash (used in) provided by operating activities from discontinued operations	(430)	401

Net cash used in operating activities	(7,035)	(3,912)

Cash flows from investing activities:
Capital expenditures	(502)	(246)
Cash paid for Hirsch acquisition	—	(14,167)
Cash acquired in acquisitions	4,881	3,275
Proceeds from sale of assets, net	—	249
Maturities of short-term investments	1,015	—

Net cash provided by (used in) investing activities	5,394	(10,889)

Cash flows from financing activities:
Payment on mortgage loan	(26)	—
Payment on bank line of credit, net	(146)	—
Issuance of common stock	1,936	—

Net cash provided by financing activities	1,764	—

Effect of exchange rates on cash and cash equivalents	(396)	(440)

Net decrease in cash and cash equivalents	(273)	(15,241)
Cash and cash equivalents at beginning of period	4,836	20,550

Cash and cash equivalents at end of period	$4,563	$5,309

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On April 30, 2009, the Company acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since April 30, 2009. On January 4, 2010, the Company acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on the radio frequency identification (RFID)/identification and security industries. The results for the acquired Bluehill ID business are included in the Company’s consolidated statements of operations since January 4, 2010. On April 14, 2010, the Company acquired RockWest Technology Group (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. The results for the acquired RockWest business are included in the Company’s consolidated statements of operations since April 14, 2010. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Reclassifications

During the three and six months ended June 30, 2010, the Company reclassified certain general and administration costs, that were previously recorded as cost of revenues. Accordingly, $0.2 million and $0.3 million of costs reported in the three and six months ending June 30, 2009 have been reclassified from cost of revenues to general and administration to conform to the current period’s presentation. In addition, the Company reclassified certain amounts of research and development and sales and marketing to general and administration for three and six months ended June 30, 2009 to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, segment results, operating income, net income, or earnings per share.

Prior to January 4, 2010, the Company operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following the Company’s acquisition of Bluehill ID on January 4, 2010, the Company now operates in two different business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s new reportable segments are Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Due to change in the segments in 2010, prior period amounts have been reclassified to conform to the new segments in 2010 as discussed in Note 11.

Discontinued Operations

The financial information related to the Company’s former Digital Television solutions (“DTV solutions”) business and retail Digital Video and Digital Media Reader business is reported as discontinued operations for all periods presented as discussed in Note 8.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

2. Acquisitions

Acquisition of RockWest

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”), pursuant to a Share Purchase Agreement between the Company, RockWest and certain sellers of RockWest dated March 30, 2010 and amended April 9, 2010 (the “Share Purchase Agreement”). RockWest provides ID management solutions and services to the education, government, corporate, casino and healthcare markets in the U.S. RockWest is based in Denver, Colorado, with branch offices in California, Arizona and New Mexico, employing approximately 43 people. The Company believes that RockWest’s focus on identity credential issuance and personalization and identification system integration complements the Company’s focus on providing identity management solutions. RockWest is expected to be integrated into the Company’s Multicard business in the second half of 2010 and provide a portal for Multicard’s entry into the U.S. marketplace.

Under the Share Purchase Agreement, the Company issued an aggregate of 2.6 million unregistered shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, in the form of cash and shares of common stock subject to a 18-month lock-up period.

The RockWest acquisition is accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805 –Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the consideration paid for RockWest, the total fair value of net identifiable assets acquired at the RockWest acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$4,199
Fair value of earn-out contingent consideration	298

Fair value of total consideration transferred	4,497
Fair value of RockWest net identifiable assets acquired	(1,589)

Goodwill	$2,908

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the RockWest acquisition date of $1.90 per share and then discounted to reflect the restriction on the sale of shares as may be the case under Rule 144 of the Securities and Exchange Commission. The fair value of the earn-out consideration was based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement. These contingent payments were probability weighted and also discounted to reflect the restriction on the sale of shares.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the RockWest acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of April 14, 2010 (in thousands):

Cash and cash equivalents	$615
Accounts receivable	482
Inventories	463
Other assets	11
Property and equipment	43
Accounts payable	(711)
Deferred revenue	(731)
Note payable to bank	(56)
Accrued expenses and other liabilities	(162)
Amortizable intangible assets:
Customer relationships	2,210
Order backlog	30
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(605)

Fair value of RockWest net identifiable assets acquired	$1,589

In connection with the measurement of net assets, we estimate the fair value of the deferred revenue obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.

Intangible assets of $2.2 million consist primarily of customer relationships, which relate to RockWest’s ability to sell its products and services to its existing customers. The customer relationships were valued using the income approach on earnings before income tax (“EBIT”) based on discounted cash flow (“DCF”). The discount rate used in the present value calculations was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related each asset characteristics. Based on these factors, a discount rate of 22.0% was deemed appropriate for valuing the intangible assets. The intangible assets of $2.2 million are subject to amortization and the Company expects to amortize customer relationships on a straight-line basis over their expected useful life of approximately six years.

Of the total purchase consideration, $2.9 million was recognized as goodwill which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the RockWest acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s “Identity Management Solutions & Services” reportable segment in accordance with ASC Topic 350 — Intangibles — Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the RockWest acquisition will be deductible for United States federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. As a result, deferred tax liabilities of $0.6 million have been considered in the purchase price allocation. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million, as described above, has been netted with the Company’s existing deferred tax assets. The carrying value of the

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Company’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $0.6 million with the Company’s existing deferred tax assets, there is a $0.6 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2010 second quarter financial statements.

The Company recognized $0.1 million of acquisition-related costs of RockWest that were expensed in the three and six months ended June 30, 2010, respectively. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of RockWest included in the Company’s condensed consolidated statement of operations from the RockWest acquisition date to the period ending June 30, 2010 are as follows (in thousands):

Revenues	$2,067
Net loss	$96

Acquisition of Bluehill ID

The Company completed the acquisition of Bluehill ID on January 4, 2010 (the “Bluehill acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). The results of Bluehill ID’s operations have been included in the consolidated financial statements since that date. Bluehill ID is a leading provider of automatic identification and radio frequency identification (“RFID”) technologies, products, services and solutions used in the fields of security, identification, tracking and further growing applications. The majority of Bluehill ID sales are to customers in Europe. As a result of the acquisition the Company is a provider of leading-edge products and solutions in the areas of physical and logical access control, identity management and RFID systems to governments, commercial and industrial enterprises and consumers. The Company expects to achieve significant synergies and cost reductions as a result of eliminating redundant processes and facilities.

Pursuant to the business combination agreement, the Company made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of the Company’s common stock for every one share of Bluehill ID tendered (the “Bluehill ID acquisition”). A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of the Company’s common stock. The issuance of the shares of the Company’s common stock to the former shareholders of Bluehill ID was approved by the stockholders of the Company at a special meeting held on December 18, 2009. Immediately following the close of the transaction, approximately 38% of the outstanding shares of the Company were held by the former Bluehill ID shareholders.

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

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

The Bluehill ID acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805. Under the acquisition method of accounting, the total purchase consideration, assets acquired, liabilities assumed, and any noncontrolling interest in Bluehill ID is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired. The following table summarizes the consideration paid for Bluehill ID, the total fair value of net identifiable assets acquired at the Bluehill acquisition date, the fair value of the noncontrolling interest in Bluehill ID and the resulting goodwill recorded (in thousands):

Fair value of common stock	$34,577
Fair value of options converted	3,007

Fair value of total consideration transferred	37,584
Fair value of noncontrolling interest	3,057

Fair value of controlling and noncontrolling interest	40,641
Fair value of Bluehill ID net identifiable assets acquired	(19,665)

Goodwill	$20,976

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the Bluehill acquisition date of $2.26 per share. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 4.5 years for expected life, 2.1% for the risk-free interest rate and a market value of the Company $2.26 per share as of the Bluehill acquisition date. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in Bluehill ID.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Bluehill acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of January 4, 2010 (in thousands):

Cash and cash equivalents	$4,266
Short-term investments	1,080
Accounts receivable	2,914
Inventories	1,554
Other current assets	623
Property and equipment	4,136
Mortgage loan line of credit payable to bank	(1,382)
Accounts payable	(2,653)
Capital lease obligations	(753)
Liability to related party	(357)
Accrued expenses and other liabilities	(4,995)
Income taxes payable	(548)
Amortizable intangible assets:
Developed technology	784
Customer relationships	10,918
Order backlog	734
Intangible assets with indefinite lives (not subject to amortization):
Trade names	1,491
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(1,027)

16,785
Fair value of Bluehill’s investment in the Company’s common stock	2,880

Fair value of Bluehill ID net identifiable assets acquired	$19,665

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Intangible assets of $13.9 million consist primarily of developed technology, customer relationships, order backlogs and trade names. Developed technology relates to Bluehill ID’s technology which is currently generating revenue. Customer relationships relate to Bluehill ID’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and trade name was valued using the relief from royalty method based on DCF. The customer relationships and order backlog were valued using the multi period excess earnings approach (“Meem-approach”) on EBIT based on DCF. The discount rate used in the present value calculations was derived from a WACC analysis, adjusted to reflect additional risks related to each asset characteristics. Based on these factors, a discount rate of 18.0% was deemed appropriate for valuing the intangible assets. Of the $13.9 million of acquired intangible assets, $1.5 million was preliminarily assigned to registered trade names that are not subject to amortization. The remaining amount of $12.4 million of acquired intangible assets is subject to amortization. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of four to 10 years and order backlog over the expected useful life of one year.

Of the total purchase consideration, $21.0 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Bluehill ID acquisition is largely attributable to the synergies expected to be realized. Bluehill ID’s results are included in both of the Company’s two reportable segments, “Identity Management Solutions & Services” and “Identification Products & Components.” The Company is in the process of determining the amount of goodwill that will be assigned to various reporting units as required in accordance with ASC Topic 350. None of the goodwill recorded as part of the Bluehill ID acquisition will be deductible for United States federal income tax purposes.

The Company recognized $0.7 million and $1.0 million of acquisition-related costs of Bluehill ID that were expensed in the three and six months ended June 30, 2010, respectively. These costs are included as a part of general and administration costs in the condensed consolidated statement of operations.

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

Utilization of net operating loss carryforwards, credit carryforwards, and other tax attributes may be subject to a substantial annual limitation due to ownership change limitations provided by the relevant jurisdictional tax laws and regulations. A substantial portion of the deferred tax assets acquired through the Bluehill ID acquisition is comprised of net operating losses. The future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred prior to, or in connection with, the Company’s acquisition of Bluehill ID. The Company has determined that there was a change in ownership event with respect to Bluehill ID, effective January 2010, and is currently analyzing the impact on the financial statements. Although this may have an impact on the Company’s ability to utilize some or all of the net operating loss carryforwards, the Company believes any effect on the financial statements, as a result of this analysis, would be minimal.

The amounts of revenue and earnings of Bluehill ID included in the Company’s condensed consolidated statement of operations from the Bluehill acquisition date to the period ending June 30, 2010 are as follows (in thousands):

Revenues	$4,973
Net loss	$2,407

Acquisition of Hirsch

The Company completed the acquisition of Hirsch on April 30, 2009 (the “Hirsch acquisition date”). In exchange for all of the outstanding capital stock of Hirsch, the Company paid approximately $14.2 million in cash, issued approximately 9.4 million shares of the Company’s common stock, and issued warrants to purchase approximately 4.7 million shares of the Company’s common stock at an exercise price of $3.00 with a five-year term. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the Hirsch acquisition was converted into a warrant to purchase shares of the Company’s common stock. Immediately following the close of the transaction, approximately 37% of the outstanding shares of the Company were held by the former Hirsch shareholders. Hirsch’s results are included in the Company’s reportable segment, “Identity Management Solutions and Services.”

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

The Hirsch acquisition was accounted for under the acquisition method of accounting under ASC 805. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to calculate the fair value of certain components of the consideration transferred and to measure the identifiable intangible assets acquired and liabilities to related parties assumed. The total purchase consideration was determined to be $38.0 million as of the Hirsch acquisition date. The fair value of the shares of the Company’s common stock issued in connection with the Hirsch acquisition was determined using the closing price of the Company’s common stock as of the Hirsch acquisition date of $2.37 per share.

The Company recognized identified intangible assets of $22.8 million which consisted of core technology, trade names and customer relationships and goodwill of $21.9 million was allocated to the Hirsch reporting unit which is included in the ID Management Solutions and Services reporting segment. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of 15 years.

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

Following the Hirsch acquisition, Hirsch Electronics LLC has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.7 million, as described above, has been netted with the Company’s existing deferred tax assets. The carrying value of the Company’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. As a result of netting the deferred tax liability of $1.7 million with the Company’s existing deferred tax assets, there is a $1.7 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2009 second quarter financial statements.

The amounts of revenue and earnings of Hirsch included in the Company’s condensed consolidated statement of operations from the Hirsch acquisition date to the period ending June 30, 2009 are as follows (in thousands):

Revenues	$4,573
Net income	$1,838

Pro forma financial information:

The results for the acquired RockWest, Bluehill ID and Hirsch businesses are included in the Company’s consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the RockWest, Bluehill ID and Hirsch acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Pro forma results of operations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$21,178	$19,128	$37,936	$35,742
Net loss attributable to Identive Group, Inc.	(689)	(8,746)	(7,162)	(14,653)

Weighted average common shares outstanding used in loss per common share - basic and diluted	42,668	39,939	41,211	36,791

Net loss per common share - basic and diluted	$(0.02)	$(0.22)	$(0.17)	$(0.40)

3. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value: ASC Topic 820 — Fair Value Measurement and Disclosures (“ASC 820”)

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

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$221	$—	$—	$221	$1,327	$—	$—	$1,327

Money market fund deposits are included in cash and cash equivalents on the Company’s consolidated balance sheets.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of June 30, 2010 are as follows (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$42,695	$42,695	$—	$—	$21,895	$21,895
Acquired intangibles	—	—	34,534	34,534	—	—	22,082	22,082

Total:	$—	$—	$77,229	$77,229	$—	$—	$43,977	$43,977

The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining the fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, in accordance with ASC Topic 820 — Fair Value Measurement and Disclosures (“ASC 820”). The fair value of acquired trade names and existing technology was determined using the relief from royalty approach and the fair value of the acquired company’s customer relationships was determined using the income approach. See Note 2 for further discussion on the acquisitions. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.

As of June 30, 2010 and December 31, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.

4. Shareholders’ Equity of Identive Group, Inc.

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

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007, and as a result, options can no longer be granted under these plans. As of June 30, 2010, an aggregate of approximately 0.5 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company has a 2000 Stock Option Plan, pursuant to which options to purchase 0.7 million shares of the Company’s common stock may be granted. As of June 30, 2010, 0.4 million granted options were outstanding under the 2000 Stock Option Plan. In November 2007, the Company’s Board of Directors and stockholders approved the 2007 Stock Option Plan, pursuant to which options to purchase 1.5 million shares of our common stock may be granted. In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of common stock reserved for issuance under the 2007 Stock Option Plan, resulting in an aggregate of 3.5 million shares available for grant. As of June 30, 2010, 1.1 million granted options were outstanding under the 2007 Stock Option Plan.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

A summary of the activity under the Company’s stock option plans for the six months ended June 30, 2010 is as follows:

	Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2009	2,487,374	2,345,271	$4.57	$21,736	5.48

Options granted	(46,750)	46,750	$2.01	—	—
Options cancelled or expired	450,582	(431,310)	$5.01	—	—

Balance at June 30, 2010	2,891,206	1,960,711	$4.64	$10,263	4.91

Vested or expected to vest at June 30, 2010		2,095,015	$4.52	$9,152	4.86

Exerciseable at June 30, 2010		1,096,321	$6.12	$2,012	3.85

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2010 was $1.29 and $1.36, respectively. The weighted-average grant date fair value per option for options granted during both the three and six months ended June 30, 2009 was $1.35. During the three and six months ended June 30, 2010 and 2009, no options were exercised. At June 30, 2010, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.3 years.

Stock Bonus and Incentive Plans

In June 2010, our stockholders approved the 2010 Bonus and Incentive Plan (the “2010 Plan”) under which cash and equity-based awards may be granted to executive officers and other key employees of the Company and its subsidiaries and members of the Company’s Board of Directors (the “Board”), as designated from time to time by the Compensation Committee (the “Committee”) of the Board. The Committee may make incentive awards based on such terms, conditions and criteria as it determines appropriate, including awards that are subject to the achievement of certain performance criteria. For performance-based incentive awards, the performance criteria considered by the Compensation Committee may include any one or more of the following business measurements: (i) total stockholder return, (ii) economic value added, (iii) return on capital employed, (iv) revenues, (v) sales, (vi) net income, (vii) operating income, (viii) EBITDA, (ix) EBITDA margin, (x) profit margin, (xi) earnings per share, including in comparison to selected indexes and comparable companies, (xii) return on equity, (xiii) cash flow, (xiv) operating margin, (xv) net worth, (xvi) stock price, or (xvii) in the case of any incentive award, other than an incentive award to certain employees, any other criteria that may be determined as appropriate by the Compensation Committee from time to time.

An aggregate of 3.0 million shares of our common stock may be issued under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. The shares issued pursuant to equity awards granted under this 2010 Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. During the three and six months ending June 30, 2010, 60,000 shares were issued pursuant to the 2010 Plan as disclosed in the statements of stockholders’ equity.

In addition, the Company assumed the Bluehill ID AG Executive Share Option Plan and the Bluehill ID AG Executive Bonus Plan (the “Bluehill Plans”) in connection with its acquisition of Bluehill ID AG in January 2010. An aggregate of 2.1 million shares of our common stock may be issued under the Bluehill Plans to executives, key employees and other service providers to Bluehill ID, including our Chief Executive Officer and Chief Financial Officer, based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$5	$7	$10	$13
Research and development	16	16	33	27
Selling and marketing	58	44	119	74
General and administrative	63	63	127	77

Stock-based compensation expense before income taxes	$142	$130	$289	$191
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$142	$130	$289	$191

During the second quarter of 2010, the Compensation Committee granted incentive bonus awards to certain executive officers, including the CEO and CFO, under our 2010 Bonus and Incentive Plan. These awards provide the executives with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received 50% in cash and 50% in shares of the Company with certain lock-up periods. During the three and six months ended June 30, 2010, the Company recognized $161,000 for the 50% portion of the bonus payable in shares as stock-based compensation expense and $161,000 for the 50% portion of the bonus payable in cash pursuant to the 2010 Plan and Bluehill Plans described above and has been included in general and administration expenses in the condensed consolidated statement of operations.

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net loss	$(885)	$(488)	$(7,158)	$(3,531)
Other comprehensive loss
Change in foreign currency translation adjustment	$(2,880)	$282	$(4,940)	$(417)

Total comprehensive loss	$(3,765)	$(206)	$(12,098)	$(3,948)
Less: comprehensive loss attributable to noncontrolling interest	455	—	876	—

Comprehensive loss attributable to Identive Group, Inc.	$(3,310)	$(206)	$(11,222)	$(3,948)

5. Inventories

Inventories consist of (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$2,361	$1,434
Work-in-process	644	665
Finished goods	4,197	3,280

Total	$7,202	$5,379

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$21,895
Goodwill acquired during the period	23,884
Foreign currency translation	(3,084)

Balance as of June 30, 2010	$42,695

Goodwill of $21.9 million as of December 31, 2009 was acquired as a result of the acquisition of Hirsch and is allocated to the Hirsch reporting unit. During the six months ended June 30, 2010, the Company recorded goodwill of $23.9 million, of which $21.0 million is related to its acquisition of Bluehill ID and $2.9 million is related to its acquisition of RockWest, described in Note 2. As discussed in Note 2, the Company is in the process of finalizing the amount of goodwill measured in connection with its acquisitions of Bluehill ID and RockWest. As a result, the assignment of goodwill to Multicard, Tagstar, Arygon, ACiG and Syscan reporting units (as required by ASC 350) has not been completed as of the date of the financial statements. The goodwill amount related to the Bluehill acquisition was adjusted as of June 30, 2010 for the difference in foreign exchange rates between the acquisition date and quarter end.

In accordance with its accounting policy, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for the Hirsch reporting unit on December 1, 2009 (which was the only reporting unit to have recorded goodwill at that time) and determined that there was no impairment of goodwill at that time. Management did not identify any impairment indicators during the three and six months ended June 30, 2010.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Existing Technology	Customer Relationships	Trade Name	Total
Cost:
Amortization period	1 year	10 - 15 years	4 - 15 years	Indefinite life

Balance at December 31, 2009	$—	$4,600	$10,350	$7,800	$22,750
Acquired as a part of Bluehill acquisition	734	784	10,918	1,491	$13,927
Acquired as a part of RockWest acquisition	30	—	2,210	—	$2,240
Currency translation adjustment	(108)	(115)	(1,606)	(219)	$(2,048)

Balance at June 30, 2010	$656	$5,269	$21,872	$9,072	$36,869

Accumulated Amortization:
Balance at December 31, 2009	$—	$208	$460	$—	$668
Amortization expense	381	191	1,223	—	$1,795
Currency translation adjustment	(38)	(4)	(86)	—	$(128)

Balance at June 30, 2010	$343	$395	$1,597	$—	$2,335

Intangible assets, net at June 30, 2010	$313	$4,874	$20,275	$9,072	$34,534

As discussed in Note 2, during the six months ended June 30, 2010, intangible assets increased by $16.1 million, of which $2.2 million was related to the acquisition of RockWest (“RockWest intangibles”) in the three months ended June 30, 2010 and $13.9 million was related to the acquisition of Bluehill ID (“Bluehill intangibles”) in the three months ended March 31, 2010. RockWest intangibles of $2.2 million are related to order backlog and customer relationships and are subject to amortization. Of the Bluehill intangibles, $12.4 million are related to order backlog, existing technology and customer relationships and are subject

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

to amortization, and $1.5 million are related to trade names which are determined to have an indefinite useful life. Bluehill intangibles were partly offset by the foreign currency translation adjustment for the difference in foreign exchange rates between the acquisition date and quarter end.

Trade names that are not subject to amortization in accordance with ASC 350; however, they are reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management did not identify any impairment indicators during the three and six months ended June 30, 2010.

Intangible assets subject to amortization will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the three months ended June 30, 2010 and 2009 was $0.9 million and $0.2 million, respectively, of which $0.3 million and $0.1 million, respectively, was included in cost of revenue and $0.6 million and $0.1 million, respectively was included in selling and marketing expense in the condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009. Amortization expense of these acquired intangible assets for the six months ended June 30, 2010 and 2009 was $1.8 million and $0.2 million, respectively, of which $0.6 million and $0.1 million, respectively was included in cost of revenue and $1.2 million and $0.1 million, respectively, was included in selling and marketing expense in the condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31:
2010 (remaining six months)	$1,932
2011	3,130
2012	3,130
2013	3,130
2014	2,171
2015 and thereafter	11,969

Total	$25,462

7. Related-Party Transactions

Prior to the acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Under the terms of the 1994 Settlement Agreement, Hirsch was making payments (“royalty payments”) to Secure Keyboards and Secure Networks, calculated as a percentage of revenue, against the exclusive rights to certain patents and technology which it had purchased from Secure Keyboards and Secure Networks.

Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s President Lawrence Midland, who is now an Executive Vice President and a director of the Company. Following the acquisition, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the "2009 Settlement Agreement "). Hirsch’s initial annual payment to Secure Keyboards and Secure Networks under the 2009 Settlement Agreement for the period from January 1, 2009 through December 31, 2009 was $986,000, with subsequent annual payments subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

Prior to the acquisition of Hirsch by the Company, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

obligations under the 2009 Settlement Agreement (the "Guarantee"). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. In connection with our acquisition of Hirsch, we assumed this related party liability which now represented the fixed amount of royalty payments, subject to increase based on the percentage increase in the Consumer Price Index.

The Company recognized $0.2 million and $0.4 million expense during the three and six months ending June 30, 2010, respectively, and $0.1 million expense during the three and six months ending June 30, 2009, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability for the next five years is as follows (in thousands):

Year ending December 31:
2010 (remaining six months)	$511
2011	1,070
2012	1,119
2013	1,170
2014	1,224
2015 and thereafter	8,748
Present value discount factor	(5,041)

Total	$8,801

In August 2008, Mountain Partners AG (“Mountain Partners”), through an affiliate, provided a loan to Bluehill ID, which was assumed by the Company upon acquisition of Bluehill ID. In May 2010, upon recommendation of the Audit Committee, the Company’s Board of Directors approved a loan conversion agreement (“Agreement”) between Bluehill ID and Mountain Partners. An amount of EUR 235,000 remained outstanding as of the date of conversion. Under the agreement, Mountain Partners agreed to accept 180,769 shares of common stock as payment in full for the outstanding balance.

8. Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital TV solutions business. In accordance with ASC Topic 360 — Property, Plant and Equipment (“ASC 360”), for the three months ended March 31, 2010 and 2009, the operating results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and cash flows.

The operating results for the discontinued operations of the Digital TV solutions business and Digital Video and Digital Media Reader business for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating loss	$(5)	$(68)	$(86)	$(72)
Income loss before income taxes	$177	$87	$57	$121
Income tax (provision) benefit	$(47)	$(3)	$(47)	$30
Income from discontinued operations	$130	$84	$10	$151

9. Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100%

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

owned subsidiaries of Bluehill ID. The mortgage loan and the line of credit are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The term of the mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of €3,500 or approximately $4,400 over the life of the mortgage loan towards principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is €240,000 or $300,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2% (6.75% at June 30, 2010), payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded an interest expense of €13,000, or $15,000 and €27,000, or $35,000 during the three and six months ended June 30, 2010, respectively. As of June 30, 2010, approximately €698,000, or $852,000 was outstanding under the mortgage loan and, €67,000 or $82,000 advances were outstanding under the revolving line of credit.

In addition, one of Company’s subsidiaries, RockWest, (“Borrower”) has a revolving line of credit payable to a bank. The total amount that can be advanced under the line of credit is $233,000. The advances on the revolving line of credit accrue interest at a floating rate per annum equal to the Prime Rate plus 1.25% (5% as of June 30, 2010), payable monthly. The revolving line of credit has been renewed from time to time and will mature on March 10, 2011. RockWest, as Grantor, granted and pledged to bank a first security interest in all the Personal Property owned by the borrowers. The Company recorded an interest expense of $1,000 during the three and six months ended June 30, 2010, respectively. As of June 30, 2010, approximately $226,000 was outstanding under the revolving line of credit.

10. Restructuring and Other Charges

In 2010, the Company implemented a restructuring plan (the “2010 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2010 Restructuring Plan included a worldwide workforce reduction, the restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of $0.1 million and $0.3 million and paid $0.3 million and $0.5 million for severance and facilities-related charges associated with the 2010 Restructuring Plan during the three and six months ended June 30, 2010, respectively.

Accrued liabilities related to restructuring actions and other activities during the six months ended June 30, 2010 and during the year ended December 31, 2009 consist of the following (in thousands):

	Lease/Contract Commitments	Other Costs	Total
Balances as of January 1, 2009	$1,230	$330	$1,560
Changes in estimates	(157)	—	(157)
Payments and other changes in 2009	(394)	10	(384)

Balances as of December 31, 2009	679	340	1,019

Provision during 2010	320	16	336
Changes in estimates	(84)	—	(84)
Payments and other changes 2010	(412)	(51)	(463)

Balances as of June 30, 2010	$503	$305	$808

11. Segment Reporting, Geographic Information and Major Customers

ASC Topic 280 — Segment Reporting establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its executive staff, consisting of the CEO, CFO, Chief Operating Officer, Executive Vice President for Transition Management & Acquisition Integration, Executive Vice President of Technology and Product Management, Executive Vice President and President, Hirsch business, and Executive Vice President and CEO, SCM Microsystems business.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Prior to January 4, 2010, the Company operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following the Company’s acquisition of Bluehill ID on January 4, 2010, the Company now operates in two different business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s new reportable segments are Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Businesses in the ID Management segment include Hirsch, Multicard and RockWest; businesses in the ID Products segment include SCM Microsystems, TagStar Systems, ACiG Technology, Syscan ID and Arygon Technologies.

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

Summary information by segment for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
ID Management:
Net revenue	$13.238	$4.573	$21.341	$4.573
Gross profit	6.911	2.946	11.277	2.946
Gross profit %	52%	64%	53%	64%
ID Products:
Net revenue	$7.940	$6.388	$15.183	$11.543
Gross profit	2.933	2.821	5.304	5.024
Gross profit %	37%	44%	35%	44%
Total:
Net revenue	$21.178	$10.961	$36.524	$16.116
Gross profit	9.844	5.767	16.581	7.970
Gross profit %	46%	53%	45%	49%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue
Europe and Middle-East	$5,190	$2,471	$10,333	$4,641
United States	13,972	6,535	22,587	8,653
Asia-Pacific	2,016	1,955	3,604	2,822

Total	$21,178	$10,961	$36,524	$16,116

% of net revenue
Europe and Middle-East	24%	22%	28%	28%
United States	66%	60%	62%	54%
Asia-Pacific	10%	18%	10%	18%

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Long-lived assets by geographic location as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Property and equipment, net:
Americas	$389	$242
Europe and Middle East	3,605	385
Asia-Pacific	155	56

Total	$4,149	$683

12. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2010 expire at various dates during the next four years.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of June 30, 2010:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2010 (remaining six months)	$1,384	$8,595	$364	$10,343
2011	1,879	2,809	65	$4,753
2012	1,109	—	43	$1,152
2013	531	—	—	$531
2014 and threafter	183	—	—	$183

	$5,086	$11,404	$472	$16,962

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

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

13. Net Loss per Common Share Attributable to Identive Group, Inc.

The following table sets forth the computation of basic and diluted net loss per common share attributable to Identive Group, Inc. (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss from continuing operations	$(859)	$(610)	$(6,834)	$(3,757)
Income from discontinued operations	170	122	93	226

Net loss	$(689)	$(488)	$(6,741)	$(3,531)

Weighted average common shares outstanding used in loss per common share - basic and diluted	42,668	22,039	41,211	18,891
Net loss per common share - basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.17)	$(0.20)
Discontinued operations	$0.00	$0.01	$0.00	$0.01

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.17)	$(0.19)

As the Company has incurred losses from continuing operations for the periods presented, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

14. Legal Proceedings

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

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts, regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise.

We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Such factors include our ability to successfully integrate strategic businesses that we acquire, our ability to reduce costs associated with strategic acquisitions, our ability to anticipate product demand, our ability to obtain supplies for products in a timely manner, and our ability to retain key personnel, as well as those additional factors listed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2009. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.

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

Overview

Identive Group, Inc. (“Identive,” the “Company,” “we” and “us”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. The businesses within Identive have deep industry expertise and are well-known global brands in their individual markets, providing leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive expansion.

At the beginning of 2010, we acquired Bluehill ID AG (“Bluehill ID”), which focuses on technologies within the high-growth RFID / contactless smart card technology and identity management markets. As a result of this business combination, we have put in place a new organizational structure, enhanced and broadened our management team, and changed the name of the Company from “SCM Microsystems, Inc.” to “Identive Group, Inc,” which reflects our focus on providing secure identification systems and solutions. Following the acquisition of Bluehill ID we also changed our stock trading symbols to reflect our new name. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the regulated market (Prime Standard) of the Frankfurt Stock Exchange in Germany under the symbol “INV.”

The businesses within Identive offer a range of complementary products and include Hirsch, SCM Microsystems, Multicard, RockWest Technology, TagStar Systems, ACiG Technology, Syscan ID and Arygon Technologies.

Following our acquisition of Bluehill ID in January 2010, we now operate in two segments, “Identity Management Solutions & Services” and “Identification Products & Components.” Each segment is comprised of two or more business units within the group that focus on specific products, markets and channels.

•

Business units in our Identity Management Solutions & Services (“ID Management”) segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our ID Management segment specialize in the design, manufacturing, supply and servicing of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. ID Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our ID Management segment include Hirsch, Multicard and RockWest. Sales in this segment are typically made to high level dealer / integrators, and less frequently, directly to end users.

•

Business units in our Identification Products & Components (“ID Products”) segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within this segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Businesses in our ID Products segment include SCM Microsystems, TagStar Systems, ACiG Technology, Syscan ID and Arygon Technologies.

Each of the businesses within Identive conducts its own sales and marketing activities in the markets in which it competes, utilizing its own sales and marketing organization, and in most cases selling primarily through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or Internet sales. Within our ID Management segment, the majority of sales in our Hirsch business are made through a dealer/systems integrator distribution channel. Businesses in our ID Products segment primarily sell to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers.

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

Recent Significant Acquisitions

On April 14, 2010, we acquired RockWest Technology Group, a privately held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since April 14, 2010, and will continue to be included in our consolidated results going forward.

On January 4, 2010, we acquired Bluehill ID AG, a Swiss industrial holding group focused on the RFID/identification and security industries (“Bluehill ID”), pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of Identive common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of Identive common stock. The issuance of the shares of Identive common stock to the former shareholders of Bluehill ID was approved by our stockholders at a special meeting held on December 18, 2009. Immediately following the close of the transaction, approximately 38% of the Company’s outstanding shares were held by the former Bluehill ID shareholders. Bluehill ID’s operating results have been included in our consolidated results since January 4, 2010, and will continue to be included in our consolidated results going forward.

On April 30, 2009, we acquired Hirsch Electronics Corporation, a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The acquisition of Hirsch Electronics Corporation was accomplished through a two-step merger, in accordance with the Agreement and Plan of Merger entered into on December 10, 2008, pursuant to which Hirsch Electronics Corporation became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Hirsch”). In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of our common stock, and issued warrants to purchase approximately 4.7 million shares of our common stock. The merger was approved by our stockholders at a special meeting held on April 16, 2009. Immediately following the close of the transaction, approximately 37% of the shares of Identive common stock outstanding were held by the former Hirsch shareholders. Hirsch’s operating results have been included in our consolidated results since April 30, 2009, and will continue to be included in our consolidated results going forward.

Recent Trends and Strategies for Growth

Identive is focused on building the world's leading company in access control, identity management and RFID technologies. Our growth strategy is focused both around technology-driven organic growth and disciplined acquisitive activity, acting as a consolidator in a rapidly growing, yet highly fragmented industry. With each acquisition we seek to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities to enter new markets.

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

As a result of our January 2010 acquisition of Bluehill ID, we are able to provide identification and authentication solutions for applications ranging from security to asset tracking to transaction processing for mobile and fixed installations. The acquisition of Bluehill ID further increased our revenue base and our scale to enable us to participate in additional parts of the secure identification market. Following the acquisition, Ayman S. Ashour, Chief Executive Officer of Bluehill ID, joined the Board of Directors of the Company and now serves as our Chairman and Chief Executive Officer. Daniel S. Wenzel, a former director of Bluehill ID, also joined our Board. Additionally, effective March 1, 2010, Felix Marx, our former Chief Executive Officer, was named Chief Operating Officer, responsible for overseeing the developing and execution of the Company’s organic growth strategy. Three other executives from Bluehill ID also joined the management team of the Company following the transaction, including Melvin Denton-Thompson, who serves as our Chief Financial Officer; John S. Rogers, who serves as Executive Vice President Transition Management and Acquisition Integration; and Joseph Tassone, who serves as Executive Vice President Technology and Product Management. The new management from Bluehill ID has extensive expertise in identifying acquisition candidates, executing mergers and acquisitions and successfully integrating acquired businesses.

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

Trends in our Business

Sales Trends

While the global economic situation continues to influence budget allocations, capital purchases and the spending decisions of our customers, we believe that the broad cautionary environment we experienced through 2009 has become more stable in the first half of 2010. While growth in some markets appears to remain constricted due to ongoing economic uncertainty, in general we believe that normal demand patterns are beginning to resume, driven by technological advancements and the need for more and better security systems.

Our sales increased 127% in the first half of 2010 compared with the same period of 2009, as a result of the inclusion of revenue from the acquired Hirsch, Bluehill ID and RockWest businesses and because of particularly strong sales from Hirsch in the 2010 second quarter.

Sales in the Americas. Sales in the Americas accounted for 66% of our revenue in the second quarter and 62% of revenue in the first six months of 2010. Sales of products and systems for programs within various U.S. government agencies continue to comprise the bulk of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business, sales of integrated physical access control systems and other solutions have continued to grow incrementally in each of the last several quarters, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security, and we believe that this higher level of activity will continue. In the second quarter of 2010, Hirsch booked several large orders totaling more than $4.0 million, including one that had been received late in the first quarter and therefore not yet fulfilled. Additionally, Hirsch’s direct sales, which typically comprise less than 20% of Hirsch’s total revenue, accounted for approximately 40% of Hirsch’s revenue in the second quarter as a result of the higher than normal level of orders in the quarter.

In our SCM Microsystems Americas business, sales of smart card reader products for PC and network access by military and other federal employees were up slightly in the second quarter and first six months of 2010 compared with the previous year, following extended program and budget delays by U.S. government end-customers throughout 2009. Sales in the second quarter of 2010 were negatively affected by shortages of semiconductors that are used in SCM’s products. Our recently acquired RockWest business performed to our expectations during the second quarter of 2010 and contributed approximately $2.1 million to sales.

Sales in Europe. Sales in Europe accounted for 24% of our revenue in the second quarter and 28% of revenue in the first six months of 2010. While overall revenues in Europe have remained stable over the last several quarters, the uncertain economic environment has continued to constrict demand from some customers and in certain areas of the market. In general, smart-card based security projects in most sectors have continued to experience delays or are limited in scale, which has affected our European SCM business. Exceptions to this trend are two large programs for which our Multicard business is supplying products, systems or services. During the 2010 second quarter, Multicard was selected by the German Federal Government to supply card readers, application software and related services for the new electronic identification program for German citizens, managed by Germany’s Federal Ministry of the Interior. The readers for this program will come from SCM Microsystems, with Multicard acting as project manager. The award is valued at more than 4.4 million euros and will be recognized over approximately 12 months, beginning in the fourth quarter of 2010. Multicard was also awarded an order in the first quarter of 2010 to supply readers to be used with payment cards and passes deployed in public modes of transportation and taxis in the Netherlands. In our TagStar business, inefficiencies related to the implementation of new manufacturing capacity and semiconductor shortages that had impacted sales in the first quarter of 2010 were both resolved in the second quarter. However, margin in our TagStar business was low in the second quarter of 2010 due to the mix of products sold.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 10% of our revenue in both the second quarter and the first six months of 2010. In the Asia/Pacific region, sales of smart card reader chips continued to be strong in the second quarter of 2010 and our SCM business continued to benefit from its investments in forming distribution partner relationships and building sales resources in countries including China, India, Malaysia, the Philippines and Thailand. Overall sales for SCM in Asia, however, were lower than in the same period of last year as a result of semiconductor shortages. Our Multicard business in Australia experienced strong growth during the second quarter as it supported various logical and physical access projects; however margin was low in this business due to the mix of products sold.

Looking forward, we are beginning to see increased demand across our markets for products, systems and solutions that address emerging applications such as ePayment schemes and national ID. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and banks around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. During the first half of 2010, semiconductor shortages have constricted our ability to fulfill demand from our customers in our SCM and TagStar businesses, and if semiconductor supply does not increase, sales at SCM, TagStar or other Identive businesses could continue to be affected in the second half of 2010. Additionally, our dependence on a small number of customers in our ID Products segment may result in any given period in additional variability in our revenues.

Operating Expense Trends

Our operating expenses increased 83% in the first six months of 2010, reflecting the addition of expenses for the acquired Hirsch, Bluehill ID and RockWest businesses, offset by cost reduction programs initiated in the first quarter of 2010. Immediately following the acquisition of Bluehill ID in early January 2010, we implemented a cost reduction program across all our business units with the goal of significantly lowering expenses and establishing a corporate culture of profit-driven growth. Cost reduction actions included consolidation of the Identive and Bluehill ID development centers in India into one facility, closure of Bluehill ID’s office in Mainz, Germany, a reduction in force of approximately 15% of the Company’s global workforce, and reductions in executive salaries and director fees. The impact of these cost reductions was partially realized in the first quarter and more fully realized in the second quarter of 2010. Additionally, during the second quarter of 2010 we began consolidating administrative services and programs including payroll, banking and health benefits across all our employees in the U.S., which we expect will yield incremental savings going forward. We expect our cost reduction measures will result in savings of approximately $6.0 million per year, of which approximately $4.5 million will be realized in 2010. We continue to look for ways to further reduce our ongoing expenses.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business, we have utilized a significant amount of external resources to help develop Hirsch’s next generation product offering of controllers. This development work was substantially completed at the end of 2009 and the remaining internal development costs to finalize these products will continue to decrease throughout 2010. In our SCM business, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, and this work is ongoing. In our TagStar business, over the past year we have made significant investments in a new production system for our RFID inlays, which are used in a variety of applications including event ticketing, mobile payments and library tracking systems. During the first quarter of 2010 this expansion was completed and as a result TagStar’s production capacity was more than doubled. We have also made advances in our inlay designs and technology and have a number of new patent applications in process.

During 2009 and 2010, costs associated with our acquisitions of Hirsch and Bluehill ID have comprised a significant component of our general and administrative expenses. Mergers and acquisitions are a central component of our growth strategy; however, we believe that we will be able to execute large acquisitions at significantly lower cost going forward as a result of our larger scale and greater experience with the processes involved.

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

•

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350 – Intangibles—Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

We determine the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verify the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. We will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Our reporting units are the Hirsch and Multicard businesses in the Identity Management Solutions & Services (“ID Management”) reporting segment, and the SCM, Tagstar, Arygon, ACiG and Syscan businesses in the Identification Products & Components (“ID Products”) reporting segment. The goodwill acquired as a result of the acquisitions of Hirsch of $21.9 million was allocated to the Hirsch reporting unit. As discussed in Note 2 to the financial statements included in this Form 10-Q, the Company is in the process of finalizing the amount of goodwill measured in connection with our 2010 acquisitions of Bluehill ID and RockWest. As a result, the assignment of goodwill to Multicard, Tagstar, Arygon, ACiG and Syscan reporting units (as required by ASC 350) has not been completed as of the date of the financial statements. The Company performed its annual impairment test for the Hirsch reporting unit on December 1, 2009 (which was the only reporting unit to have recorded goodwill at that time) and the fair value of the Hirsch reporting unit according to our Step 1 test exceeded the carrying value by approximately 10% and determined that there was no impairment of goodwill at that time. As of December 1, 2009, there were no potential events and/or changes in circumstances that were expected to occur which could have a negative affect on the key assumptions used in the Step 1 analysis. Additionally, as discussed in Note 6 to the financial statements included in this Form 10-Q, there were no impairment indicators during the three and six months ending June 30, 2010.

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

Results of Operations

The comparability of our operating results in the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009 is impacted by our acquisition of Hirsch on April 30, 2009, our acquisition of Bluehill ID on January 4, 2010 and our acquisition of RockWest on April 14, 2010. Results of the Hirsch business have been included since May of 2009; results of the Bluehill ID business have been included in our results of operations since the beginning of 2010; and results of the RockWest business have been included since the middle of April 2010.

Revenue

Summary information by business segment for the three and six months ended June 30, 2010 and 2009 is shown below:

	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
(In thousands)	2010	2009		2010	2009
ID Management:
Revenue	$13,238	$4,573	189%	$21,341	$4,573	367%
Gross profit	6,911	2,946		11,277	2,946
Gross profit %	52%	64%		53%	64%

ID Products:
Revenue	$7,940	$6,388	24%	$15,183	$11,543	32%
Gross profit	2,933	2,821		5,304	5,024
Gross profit %	37%	44%		35%	44%

Total:
Revenue	$21,178	$10,961	93%	$36,524	$16,116	127%
Gross profit	9,844	5,767		16,581	7,970
Gross profit %	46%	53%		45%	49%

Total revenue for the second quarter of 2010 was $21.2 million, up 93% compared to $11.0 million for the second quarter of 2009. For the first six months of 2010, revenue was $36.5 million, up 127% compared to $16.1 million for the first six months of 2009. The increase in both the second quarter and the first six months of 2010 was the result of incremental revenue from the acquisitions of Bluehill ID, Hirsch and RockWest, which included approximately $15.7 million in the second quarter and $25.7 million in the first six months of 2010. These increases were augmented by high sales levels from Hirsch in the second quarter of 2010 and slightly offset by lower sales from SCM in both the second quarter and first six months of 2010.

ID Management Segment Revenue. Business units in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. Our ID Management business units include Hirsch, Multicard and RockWest, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our ID Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Revenue in our ID Management segment was $13.2 million in the second quarter of 2010 and $21.3 million for the first six months of 2010, up 189% and 367%, respectively, from revenue of $4.6 million for both the second quarter and first six months of 2009 as a result of the inclusion of incremental revenue from the acquired Hirsch, Bluehill ID (Multicard) and RockWest businesses and strong sales in our Hirsch business. For the second quarter of 2010 and first six months of 2010, the acquired businesses added approximately $13.1million and $21.1 million, respectively, in incremental revenue. Of this amount, approximately $4.0 million was related to an unusually high level of order activity from the U.S. government for Hirsch security systems. Sales from our Multicard business remained stable overall in the second quarter, and during the quarter Multicard received a large order for products and services to support the German electronic ID program, which we expect to be recognized as revenue over twelve months, beginning in the fourth quarter of 2010. Our newest business, RockWest, experienced increased integration activity in the government and education markets and contributed approximately $2.1 million to revenue in the 2010 second quarter.

ID Products Segment Revenue. Business units in our ID Products segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. Business units in our ID Products business include SCM Microsystems, TagStar Systems, ACiG Technology, Syscan ID and Arygon Technologies.

Sales in our ID Products segment were $7.9 million in the second quarter of 2010, up 24% from sales of $6.4 million in the second quarter of 2009. For the first six months of 2010, ID Products sales were $15.2 million, up 32% from $11.5 million for the first six months of 2009. The increase in both periods was due to the inclusion of approximately $2.6 million of incremental revenues from the acquired Bluehill ID businesses, which include TagStar Systems, ACiG Technology, Syscan ID and Arygon Technologies. The increase was offset in both periods by lower sales from our SCM business, which decreased by approximately 16% in the second quarter and 8% in the first six months of 2010 as compared with the same periods of the prior year. Within SCM, U.S. sales were relatively unchanged in the second quarter and first six months of 2010 compared with the previous year. Sales in Asia were approximately 30% lower in the 2010 second quarter due to shortages of semiconductors that are used in SCM’s products, but were relatively unchanged in the first six months of 2010 compared with the prior year. European sales were approximately 26% lower in the second quarter and 21% lower in the first six months of 2010 compared with the same periods of 2009, due to variability in the timing of orders for various customer projects. Currently we expect that semiconductor shortages will continue to limit our ability to deliver SCM products to some customers at least through the third quarter of 2010. During the second quarter, our Multicard business was selected to supply card readers, application software and related services for Germany’s new electronic identification program. SCM will supply the readers for this program, beginning in the fourth quarter of 2010.

Gross Profit

Gross profit for the second quarter of 2010 was $9.8 million, or 46% of revenue, compared to $5.8 million, or 53% of revenue in the second quarter of 2009. For the first six months of 2010, gross profit was $16.6 million, or 45% of revenue, compared to $8.0 million, or 49% of revenue for the first six months of 2009.

By segment, gross profit margin for our ID Management segment was 52% in the second quarter of 2010, compared to 64% in the second quarter of 2009. For the first six months of 2010, ID Management gross profit margin was 53%, compared to 64% for the first six months of 2009. ID Management gross profit margin in the 2010 periods was negatively affected by product mix in our Multicard business in the second quarter of 2010. Gross profit margin in our RockWest business was generally stable in the second quarter and gross profit margin in our Hirsch business was generally stable in both the second quarter and first six months of 2010 compared with the prior year periods.

Gross profit margin for our ID Products segment was 37% for the second quarter of 2010, compared to 44% in the second quarter of 2009. For the first six months of 2010, ID Products gross profit margin was 35%, compared to 44% for the first six months of 2009. Gross profit margin in the 2010 periods was negatively impacted by unfavorable product mix in our TagStar business in the second quarter of 2010, the effect of inefficiencies associated with the start up of a new RFID inlay product manufacturing line in our TagStar business in the first quarter of 2010 and by low margins in our ACiG business in the first six months of 2010, offset by ongoing cost improvements and a favorable mix of products sold in our SCM business.

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

Research and Development

	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
(In thousands)	2010	2009		2010	2009
Expenses	$1,062	$1,304	(19)%	$2,478	$1,923	29%
Percentage of total revenues	5%	12%		7%	12%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses for 2009 exclude the results of the Bluehill ID and RockWest businesses, and include only two months of expenses for the Hirsch business.

Research and development expenses in the second quarter of 2010 were $1.1 million, or 5% of revenue, compared to $1.3 million, or 12% of revenue in the second quarter of 2009, a decrease of 19%. For the first six months of 2010, research and development expenses were $2.5 million, representing 7% of revenue, up 29% from $1.9 million, or 12% of revenue for the first six months of 2009. Lower research and development expenses in the 2010 second quarter and relatively low expenses in the first six months of 2010 compared to the same periods of 2009 were due to cost reductions implemented in the first quarter of 2010, as well as lower development expenses in our Hirsch business. Cost reduction measures included consolidation of the Company’s two development facilities in India into one development center and headcount reductions associated with this consolidation. Additional expenses related to the acquired businesses totaled approximately $0.7 million in the first six months of 2010. Excluding the impact of these additional expenses, the research and development expenses are slightly lower in the six months of 2010 as compared to same period in 2009. Although research and development expenses in the second quarter of 2010 included additional expenses of acquired businesses, the overall expenses were lower in 2010 due to the reduction of external costs related to the development of Hirsch’s next generation of controllers, which was accomplished at the end of 2009. The additional expenses in 2010 include one and four months of expenses for the Hirsch business, three and six months of expenses for the Bluehill ID and three months of expenses for the RockWest in the second quarter and first six months of 2010, respectively, that were not included in 2009.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Three months ended June 30,		period to period	Six months ended June 30,		period to period
(In thousands)	2010	2009		2010	2009
Expenses	$4,962	$3,111	59%	$10,054	$4,968	102%
Percentage of total revenues	23%	28%		28%	31%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for 2009 exclude the results of the Bluehill ID and RockWest businesses, and include only two months of expenses for the Hirsch business.

Selling and marketing expenses were $5.0 million in the second quarter of 2010, or 23% of revenue, up 59% from $3.1 million in the second quarter of 2009, which represented 28% of revenue. For the first six months of 2010, sales and marketing expenses were $10.1 million, representing 28% of revenue, up 102% from $5.0 million, or 31% of revenue for the first six months of 2009. Higher sales and marketing expenses in 2010 were due to the inclusion of approximately $2.0 million and $5.3 million of additional expenses related to the acquired businesses in the second quarter and first six months of 2010, respectively. Excluding the impact of these additional expenses, the sales and marketing expenses are slightly lower in the second quarter and first six months of 2010 as compared to same periods in 2009 due to cost reductions measures implemented in the first quarter of 2010. The additional expenses in 2010 include one and four months of expenses for the Hirsch business, three and six months of expenses for the Bluehill ID and three months of expenses for the RockWest in the second quarter and first six months of 2010, respectively, that were not included in 2009.

General and Administrative

	Three months ended June 30,		period to period	Six months ended June 30,		period to period
(In thousands)	2010	2009		2010	2009
Expenses	$5,405	$3,208	68%	$10,860	$6,322	72%
Percentage of total revenues	26%	29%		30%	39%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. General and administrative expenses for 2009 exclude the results of the Bluehill ID and RockWest businesses, and include only two months of expenses for the Hirsch business.

In the second quarter of 2010, general and administrative expenses were $5.4 million, or 26% of revenue, compared to $3.2 million, or 29% of revenue in the second quarter of 2009, an increase of 68%. For the first six months of 2010, general and administrative expenses were $10.9 million, representing 30% of revenue, up 72% from $6.3 million, or 39% of revenue for the first six months of 2009. Higher general and administrative expenses in 2010 were the result of the inclusion of approximately $2.6 million and $5.5 million of additional expenses related to the acquired businesses in the second quarter and first six months of 2010, respectively, partially offset by lower costs related to salary reductions for executive officers, fee reductions for directors and headcount reductions, and synergies achieved by consolidating certain administrative services and programs for U.S. employees. Excluding the impact of these additional expenses, the sales and marketing expenses are slightly lower in the second quarter and first six months of 2010 as compared to same periods in 2009 due to cost reductions measures implemented in the first quarter of 2010. The additional expenses in 2010 include one and four months of expenses for the Hirsch business, three and six months of expenses for the Bluehill ID and three months of expenses for the RockWest in the second quarter and first six months of 2010, respectively, that were not included in 2009. General and administrative expenses in the second quarter and first six months of 2010 included transaction costs of $0.8 million and $1.1 million, respectively, related to the acquisitions of RockWest and Bluehill ID. In the first six months of 2009, there were $1.8 million of transaction costs related to our merger with Hirsch, of which $1.3 million were recognized in the first quarter and $0.5 million were recognized in the second quarter of 2009.

Restructuring

We recorded $73,000 and $337,000 in restructuring costs in the second quarter and first six months of 2010 related to the closure and consolidation of facilities as well as headcount reductions associated with consolidation under the cost reduction program initiated in the first quarter of 2010.

Non-GAAP measures

We use certain non-GAAP measures as a way to assess our operating performance. We believe non-GAAP gross profit margin, non-GAAP overhead costs and adjusted EBITDA provide a meaningful way to evaluate our operating performance, but caution investors to consider these measures in addition to, not as a substitute for, nor superior to, our condensed consolidated operating results as presented in the condensed consolidated statements of operations in accordance with U.S. GAAP.

Non-GAAP gross profit margin, which excludes operational overhead allocation, amortization and depreciation and stock-based compensation, was 51% in the second quarter of 2010, compared with 57% in the second quarter of 2009. For the first six months of 2010, non-GAAP gross profit margin was 50%, compared to 54% in the first six months of 2009. Non-GAAP overhead costs include operational overhead allocation and exclude amortization and depreciation, stock-based compensation, acquisition costs, transition and integration costs and gain on sale of assets, and were $10.1 million in the second quarter and $20.2 million in the first six months of 2010, compared with $7.2 million and $11.6 million in the second quarter and first six months of fiscal 2009, respectively. Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which excludes income taxes, net interest expense (income), net foreign currency losses (gains), amortization and depreciation, stock-based compensation, loss on equity investments, acquisition costs, transition and integration costs, and gain on the sale of assets, was $0.7 million and a loss of $(1.8) million in the second quarter and first six months of fiscal 2010, respectively, compared with adjusted EBITDA loss of $(1.0) million and $(2.9) million in the second quarter and first six months of fiscal 2009, respectively.

A reconciliation of non-GAAP measures to our reported GAAP results is presented below (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of GAAP gross profit margin and non-GAAP gross profit margin
GAAP cost of revenue	$11,334	$5,194	$19,943	$8,146
Reconciling items included in GAAP cost of revenue:
Operational overhead allocation	(511)	(344)	(927)	(672)
Equity-based compensation	(5)	(7)	(11)	(13)
Amortization and depreciation	(449)	(96)	(865)	(109)

Total reconciling items included in GAAP cost of revenue	(965)	(447)	(1,803)	(794)

Non-GAAP cost of revenue	$10,369	$4,747	$18,140	$7,352

Non-GAAP gross profit margin	51%	57%	50%	54%

Reconciliation of GAAP operating expenses and non-GAAP overhead costs
GAAP operating expenses	$11,502	$7,623	$23,729	$12,964
Reconciling items included in GAAP operating expenses:
Operational overhead allocation	511	344	927	672
Equity-based compensation	(298)	(123)	(439)	(178)
Amortization and depreciation	(753)	(159)	(1,470)	(242)
Acquisition costs	(757)	(468)	(1,065)	(1,823)
Transition and integration costs	(87)	—	(1,529)	—
Gain on sale of assets	—	—	—	249

Total reconciling items included in GAAP operating expenses	(1,384)	(406)	(3,576)	(1,322)

Non-GAAP overhead costs	$10,118	$7,217	$20,153	$11,642

Reconciliation of GAAP net loss to non-GAAP adjusted EBITDA income (loss)
Net loss attributable to Identive Group, Inc.	$(689)	$(488)	$(6,741)	$(3,531)
Reconciling items included in GAAP net loss:
Benefit for income taxes	(1.066)	(1,739)	(905)	(1,740)
Gain from discontinued operations, net of income taxes	(130)	(84)	(10)	(151)
Gain on sales of discontinued operations, net of income taxes	(40)	(38)	(83)	(75)
Net loss attributable to non-controlling interest	(196)	—	(417)	—
Interest expense (income), net	215	125	446	99
Foreign currency losses (gains), net	248	87	562	(166)
Equity-based compensation	303	130	450	191
Amortization and depreciation	1,202	255	2,335	351
Acquisition costs	757	468	1,065	1,823
Transition and integration costs	87	—	1,529	—
Gain on sale of assets	—	—	—	(249)
Loss on equity investments	—	281	—	570

Total reconciling items included in net loss	1,380	(515)	4,972	653

Non-GAAP adjusted EBITDA income (loss)	$691	$(1,003)	$(1,769)	$(2,878)

Loss on Equity Investments

Net loss on equity investments of $0.3 million and $0.6 million for the second quarter and first six months of 2009 relates to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between the Company’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment. Our investment in TranZfinity was determined to be impaired and written off in the fourth quarter of 2009.

Interest (Expense) Income, Net

Interest expense, net of $0.2 million and $0.4 million in the three and six months ended June 30, 2010, respectively. and $0.1 million in both the three and six months ended June 30, 2009, consists of interest accretion expense for a liability to related party in the Hirsch business (which was pro-rated in the second quarter of 2009), offset by interest earned on invested cash during the respective periods.

Foreign Currency Gains (Losses), Net

We recorded foreign currency losses of $0.2 million in the second quarter of 2010, compared with foreign currency losses of $0.1 million in the second quarter of 2009. For the first six months of 2010, we recorded foreign currency losses of $0.6 million, compared with foreign currency gains of $0.2 million in the first six months of 2009. Changes in currency valuation in all periods presented were the result of exchange rate movements between the U.S. dollar and the euro and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items.

Income Taxes

During the three and six months ended June 30, 2010, we recorded a benefit for income taxes of $1.1 million and $0.9 million, respectively, of which $0.6 million resulted from accounting treatment following the acquisition of RockWest, under which deferred tax liabilities of $0.6 million were netted against the Company’s existing deferred tax assets, and a $0.6 million release of the Company’s valuation allowance was recorded in the second quarter of 2010.

During the three and six months ended June 30, 2009, we recorded a benefit for incomes taxes of $1.7 million, which resulted from accounting treatment following the acquisition of Hirsch, under which deferred tax liabilities of $1.7 million were netted against the Company’s existing deferred tax assets, and a $1.7 million release of the Company’s valuation allowance was recorded.

Liquidity and Capital Resources

As of the six months ended June 30, 2010, our working capital, which we have defined as current assets less current liabilities, was $2.9 million, compared to $4.1 million as of December 31, 2009, a decrease of approximately $1.2 million. The reduction in working capital for the first six months of 2010 reflects a $7.5 million increase in accounts payable, accrued and other liabilities and income taxes payable, the addition of a $0.4 million mortgage loan and line of credit payable to the bank, as well as a $0.2 million decrease in cash and cash equivalents, offset by a $6.9 million increase in accounts receivable, inventories, income taxes receivable and other current assets.

Cash and cash equivalents were $4.6 million as of June 30, 2010, a decrease of approximately $0.2 million compared to $4.8 million as of December 31, 2009 as a result of cash used for acquisition, transition and integration costs, partially offset by the addition of cash and cash equivalents from the Bluehill ID and RockWest acquisition.

The following summarizes our cash flows for the six months ended June 30, 2010 (in thousands):

Six Months Ended June 30, 2010
Cash used in operating activities from continuing operations	$(6,605)
Cash used in operating activies from discontinued operations	(430)
Cash provided by investing activities	5,394
Cash provided by financing activities	1,764
Effect of exchange rate changes on cash and cash equivalents	(396)

Decrease in cash and cash equivalents	(273)
Cash and cash equivalents at beginning of period	4,836

Cash and cash equivalents at end of period	$4,563

Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.1 million and purchase and other contractual obligations were approximately $11.9 million at June 30, 2010. Total commitments due within one year were approximately $10.3 million, and commitments due thereafter were approximately $6.7 million at June 30, 2010.

We currently expect that our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities and savings from our continued cost reduction initiatives, and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2010. We may, however, seek additional debt or equity financing. The sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended June 30, 2010. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

As of the end of the fiscal quarter ended June 30, 2010, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

In light of the amendments required to the Company’s Form 8-K/A filed on March 16, 2010 to comply with Rule 8-04 of Regulation S-X, which were filed on August 6, 2010, our principal executive officer and principal financial officer have implemented additional measures during the period covered by this Report to ensure the effectiveness of our disclosure controls and procedures. Notwithstanding the foregoing, based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In the first quarter of 2010, we implemented a new enterprise resource planning (“ERP”) system. In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. We made no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on our operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have been experiencing a period of unprecedented uncertainty and weakness as a result of the bankruptcy, failure or sale of various financial institutions. Governments in the U.S. and elsewhere have intervened in the banking industry at unprecedented levels. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Any of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us.

We are exposed to credit risk on our accounts receivables. This risk is heightened in times of economic weakness.

We are exposed to credit risk in our accounts receivable, and this risk is heightened in times of economic weakness. We distribute our products both through third-party resellers and directly to certain customers and a majority of our outstanding trade receivables are not covered by collateral or credit insurance. We may not be able to monitor and limit our exposure to credit risk on our trade and non-trade receivables, and we may not be effective in limiting credit risk and avoiding losses.

Continuing disruption in the global financial markets may adversely impact customers and customer spending patterns.

Continuing disruption in the global financial markets as a result of ongoing global economic weakness or uncertainty may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and low consumer confidence. Accordingly, demand for our products could fail to grow or could decrease and differ materially from our current expectations. In addition, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

Our markets are highly competitive.

The markets for our products are competitive and characterized by rapidly changing technology. Additionally, the demand for higher security environments including rapid certified identity authentication has led to new standards driving the need for new technology solutions. We believe that the principal competitive factors affecting the markets for our products and solutions include:

•	the extent to which products and systems must support evolving industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product and system interoperability is required within industry segments;

•	the extent to which products are differentiated based on technical features, quality and reliability, ease of use, strength of distribution channels and price;

•	the ability of suppliers to quickly develop new products and integrated solutions to satisfy new market and customer requirements;

•	the total cost of ownership including installation, maintenance and expansion capability of systems; and

•	the ability to productize custom solutions for common customer requests.

We currently experience competition from a number of companies in each of our target market segments and we believe that competition in our markets is likely to intensify as a result of anticipated increased demand for identity management solutions and secure identification products. We may not be successful in competing against offerings from other companies and could lose business as a result.

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our SCM Microsystems business, we sell our products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our Hirsch business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

We may, in the future, face competition from these and other parties that develop secure identification products based upon approaches similar to or different from those employed by us. In addition, the market for secure identification products and solutions may ultimately be dominated by approaches other than the approach marketed by us.

Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products or solutions and may be able to deliver competitive products or solutions at a lower end user price. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or solutions to address the needs of our prospective customers. Therefore, new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share.

Strategic Risks

Our future success will depend on our ability to keep pace with technological change and meet the needs of our target markets and customers.

The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products and solutions through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards are still evolving. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts. For example, a significant portion of our revenues results from the sale of access control panels that include certain design elements that are more than a decade old. These controllers are typically used in a network architecture that may become outdated or obsolete. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.

Our future success will depend upon our ability to enhance our current products and solutions and to develop and introduce new offerings with clearly differentiated benefits that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards. We must be able to demonstrate that our products have features or functions that are clearly differentiated from existing or anticipated competitive offerings, or we may be unsuccessful in selling these products. Our failure to develop, manufacture, launch and sell next-generation security products and solutions could significantly affect our financial performance. In addition, in cases where we are selected to supply products or solutions based on features or capabilities that are still under development, we must be able to complete our design, delivery and implementation process on a timely basis, or risk losing current and any future revenue from those offerings. In developing our offerings, we must collaborate closely with our customers, suppliers and other strategic partners to ensure that critical development, marketing and distribution projects proceed in a coordinated manner. Also, this collaboration is important because these relationships increase our exposure to information necessary to anticipate trends and plan product development. If any of our current relationships terminate or otherwise deteriorate, or if we are unable to enter into future alliances that provide us with comparable insight into market trends, our product development and marketing efforts may be adversely affected, and we could lose sales. We expect that our product development efforts will continue to require substantial investments and we may not have sufficient resources to make the necessary investments.

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

We sell our products primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, we sell our smart card readers for use in various smart card-based security programs in Europe, such as electronic driver’s licenses, national IDs and e-passports, which are applications that are not yet widely implemented. In our Multicard business, our solutions are used in various identity management programs in Europe, such as transit, payments, ticketing, national and regional IDs and stadiums, which are applications that are not yet widely implemented.

We are also focused on expanding sales of professional services, identity management and RFID products and solutions. The market for some of these solutions is at an early stage of development. Additionally, we have a strategy of expanding sales of existing product lines into new geographic markets and diversifying and expanding our customer base, for example expanding sales of our smart card readers to address authentication programs in the government and enterprise sectors in Asia and increasing sales of our Multicard RFID solutions to address programs utilizing mobile phones.

Because the markets for our products and solutions are still emerging, demand for our offerings is subject to variability from period to period. There is no assurance that demand will become more predictable as additional security and RFID programs demonstrate success. If demand for products and solutions to enable identity management applications does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our offerings. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our offerings, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

•	general economic conditions, for example economic uncertainty;

•	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

•	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

•	the adoption and/or continuation of industry or government regulations or policies requiring the use of products or solutions such as our smart card readers or access control solutions;

•	the timing of large scale security programs involving smart cards, RFID and related technology by governments, banks and enterprises; and

•

the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy security applications that will drive demand for products and solutions such as ours.

We may not be able to realize the benefits we expect from recent strategic transactions.

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

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

Any future acquisition could expose us to significant risks, including, without limitation:

•	the use of our limited cash balance or potentially dilutive stock offerings to fund such acquisitions;

•	costs of any necessary financing, which may not be available on reasonable terms or at all;

•	accounting charges we might incur in connection with such acquisitions;

•	the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions;

•

integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities;

•	diversion of management resources;

•	failure to realize anticipated the benefits of the acquisition;

•	costly fees for legal and transaction-related services; and

•	the unanticipated assumption of liabilities.

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

We may not recognize anticipated benefits from the strategic disposition or divestiture of our businesses from time to time.

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

We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements at least through the end of 2010. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of components on a timely basis;

•	poor quality in the supply of our components;

•	delays in the manufacture of our products;

•	the absence of significant backlog in our business;

•	our inventory levels;

•	our customer and indirect sales channel inventory levels and product returns;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell our products and solutions into new geographic or market segments;

•	the sales volume, product configuration and mix of offerings that we sell;

•	technological changes in the markets for our products and solutions;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.

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

In our ID Management business, sales tend to be relatively linear (regularly spaced throughout the quarter), as orders are tied to projects with relatively predictable timelines. In our ID Products business, the largest component of revenue in any given quarter is sales of smart card reader technology. Historically, many of our smart card reader customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. As a result, smart card reader revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. Across both our segments, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

If demand is less than anticipated, our distribution customers may ask that we accept returned products that they do not believe they can sell. We do not have a policy relating to product returns for the majority of our products. However, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. If we were to accept product returns, we may be required to take additional inventory reserves to reflect the decreased market value of slow-selling returned inventory, even if the products are in good working order.

We are subject to a lengthy sales cycle and additional delays could result in significant fluctuations in our quarterly operating results.

In much of our business, the initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. During this sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

A significant portion of our sales typically comes from a small number of customers and the loss of one or more of these customers or variability in the timing of orders could negatively impact our operating results.

Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. We believe that the addition of customers and markets from our Hirsch, Bluehill ID and RockWest acquisitions has improved the diversity of our customer base and reduced our reliance on a small number of customers in our business overall. However, in our ID Products business, we expect that a small number of customers will continue to account for a significant percentage of sales in any given period, for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Our business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.

We derive a substantial portion of our revenues from indirect sales to federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are a primary target for our ID Management business, as higher security systems employing smart card, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance.

Among the factors that could adversely affect our government-related business are:

•	changes in fiscal policies or decreases in available government funding or grants;

•	changes in government programs or applicable requirements;

•	delays in developing technology standards;

•	the adoption of new laws or regulations or changes to existing laws or regulations pertaining to security;

•	changes in political or social attitudes with respect to security or electronic identification issues;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of its invoices by government payment offices.

These and other factors could cause governments and governmental agencies to reduce their purchases or to defer or cancel new identity management programs that might have utilized our products, any of which could have an adverse effect on our business, financial condition and results of operations. Many of our government end customers are subject to stringent budgetary constraints. The award of additional orders from government agencies could be adversely affected by existing or future spending reduction efforts or budget cutbacks at these agencies.

For example, over the past several quarters, purchases of our SCM Microsystems external smart card readers for use by U.S. government agencies have been significantly lower than in previous periods, due to ongoing project and budget delays, which were in part related to the change in presidential administration, and a movement by the U.S. government towards purchasing computer equipment with embedded reader capabilities. We continue to believe that we remain a leading supplier of smart card reader technology to the U.S. government market and that we are not losing share to competitors. However, lower overall market demand and the replacement of external smart card reader sales with sales of lower-priced interface chips for embedded readers is a trend that we do not believe will reverse.

We anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers, RFID stickers and identity management solutions for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government had stated that it planned to distribute new electronic health cards to its citizens beginning in early 2009 and to put in place a corresponding network and card reader infrastructure during 2009, there have been significant delays in this program and as a result our anticipated sales of eHealth terminals for this program have not materialized. The continued delay of government projects for any reason could negatively impact our sales.

Fluctuations in the valuation of foreign currencies could impact costs and/or revenues we disclose in U.S. dollars, and could result in foreign currency losses.

A significant portion of our business is conducted in foreign currencies, principally the euro. The portion of our business conducted in foreign currencies has increased since the Bluehill ID business combination as the Bluehill ID businesses conduct more than 95% of their business outside the U.S. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against risks associated with foreign currency fluctuations.

We derive a substantial portion of revenue through the sale of Hirsch solutions for U.S. government programs that involve competitive bidding and may be subject to significant delay, which may produce volatility in our revenues and earnings.

In our Hirsch business a substantial portion of revenues are related to orders received from government agencies through our indirect channel partners, and to a lesser extent, from direct sales governed by pricing as published in the General Services Administration (“GSA”) schedules. Government orders are frequently awarded only after a formal competitive bidding process, which typically is protracted and dependent upon necessary funds being available to the public agency. We may not be awarded orders for which we bid directly and our dealers may not be successful in their bids that would utilize our offerings. In some cases, unsuccessful bidders for government agency orders are provided the opportunity to formally protest certain order awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s award or result in cancellation of the order entirely. Furthermore, local government agency awards may be contingent upon availability of matching funds from federal or state entities and law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints. Any of these factors can make it difficult to predict our quarterly and annual revenues and operating results.

Our U.S. government business is dependent upon receipt of certain governmental approvals or certifications, and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required.

While we are not able to quantify the amount of sales made to the U.S. government due to the indirect nature of our selling process, we believe that orders for U.S. government agencies represent a significant portion of our revenues. Failing to obtain certain government approvals or certifications could have a material adverse effect in those environments for which such approvals or certifications are customary or required. As newer versions of existing products, or new products in development, are released, they may require certifications or approvals. In addition, the U.S. government may introduce new requirements that some existing products will be required to meet. If we fail to obtain any required approvals or certifications for our products, our business will suffer.

Our business could be adversely affected by negative audits by government agencies; we could be required to reimburse the U.S. government for costs that we have expended on government orders; and our ability to compete successfully for future orders could be materially impaired.

Government agencies may audit our business as part of their routine audits and investigations of government orders. As part of an audit, these agencies may review our performance on orders, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our own internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. If any of our costs are found to be improperly allocated to a specific order, the costs may not be reimbursed and any costs already reimbursed for such order may have to be refunded. An audit could materially affect our business’ competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of orders, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, our business could suffer serious harm to its reputation if allegations of impropriety were made against us.

While our business has never had a negative audit by a governmental agency, we cannot assure you that one will not occur. If we were suspended or barred from supplying solutions to the federal government generally, or if our reputation or relationships with our distribution channel or government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and prospects would be materially harmed.

A significant portion of our sales is made through an indirect sales channel, and the loss of dealers, systems integrators, resellers, or other channel partners could result in decreased revenue.

We currently use an indirect sales channel that includes dealers, systems integrators, value added resellers and resellers to sell a significant portion of our products and solutions, primarily into markets or customers where the channel partner may have closer relationships or greater access than we do. Some of these channel partners also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our sales to suffer. Indirect selling arrangements are intended to benefit both us and the channel partner, and may be long- or short-term relationships, depending on market conditions, competition in the marketplace and other factors. If we are unable to maintain effective indirect sales channels, there could be a reduction in the amount of product we are able to sell, and our revenues could decrease.

Our business could suffer if our third-party manufacturers cannot meet production requirements.

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. For example, limited availability of certain semiconductor chips used in our TagStar and SCM Microsystems products had a negative impact in our sales in the first and second quarters of 2010. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Products such as SCM Microsystems’ smart card readers, Hirsch’s access control panels and TagStar’s inlays may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

In addition, because our customers rely on our smart card readers to prevent unauthorized access to PCs, networks or facilities, a malfunction of or design defect in our products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause our business and operating results to suffer.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 38% of our revenue for the first six months of 2010 and 40% of our revenue for fiscal 2009 was derived from customers located outside the U.S.

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

The success of our company depends, in part, on the continued service of key managerial, marketing and sales personnel. Competition for qualified management, technical, sales and marketing employees is intense. We cannot assure you that we will be able to attract, retain and integrate employees to develop and continue our business and successfully implement strategic acquisitions.

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

Identive common stock has historically traded at a very low volume. The market price of Identive common stock could decline as a result of the large number of shares that have been issued to the former Hirsch and Bluehill ID shareholders and that are currently eligible for sale or securities that have been issued to the former Hirsch shareholders that will become exercisable for shares of Identive common stock in the future.

The new shares of Identive common stock issued as consideration in connection with the acquisition of Hirsch became freely saleable on January 30, 2010 and the warrants to purchase shares of Identive common stock will be exercisable for a two year period beginning on April 30, 2012. The new shares of Identive common stock issued to former Bluehill ID shareholders in the business combination with Bluehill ID are unrestricted and can be freely traded. The new shares of Identive common stock issued to RockWest are subject to a 24-month lock-up period which ends April 13, 2012. Consequently, a substantial number of additional shares of Identive common stock have recently become available for resale in the public market. Stockholders of Identive and former shareholders of Hirsch or Bluehill ID may not wish to continue to invest in the operations of the company or may wish to dispose of some or all of their interests in Identive. Sales of substantial numbers of shares of both the newly issued and the existing Identive common stock in the public market could adversely affect the market price of our stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of Identive common stock, and warrants to purchase approximately 4.7 million shares of Identive common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our business combination with Bluehill ID on January 4, 2010, we issued approximately 15.3 million shares of Identive common stock as consideration for the outstanding shares in Bluehill ID that were tendered in the transaction. In connection with the acquisition of RockWest on April 14, 2010, we issued approximately 2.6 million shares of Identive common stock as consideration for the outstanding shares of RockWest stock. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 110,000,000 shares of common stock. As of August 12, 2010, 43,893,951 shares of common stock were outstanding, including 618,400 shares held in treasury.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of June 30, 2010, an aggregate of approximately 4.9 million shares of common stock was reserved for future issuance under all our stock option plans, of which 2.0 million shares were subject to outstanding options. In connection with our acquisition of Bluehill ID, we assumed the Bluehill Plans under which up to 2.1 million shares may be issued. In addition, in 2010 our Board of Directors and our stockholders approved the 2010 Bonus and Incentive Plan under which 3.0 million shares of common stock were reserved for equity-based awards under the plan. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. Additionally, as of June 30, 2010, warrants to purchase approximately 4.9 million shares of Identive common stock were outstanding.

The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

The large percentage ownership of Identive common stock by former shareholders of Hirsch and Bluehill ID gives those shareholders significant influence over the outcome of corporate actions requiring stockholder approval.

Immediately following our respective acquisitions of Hirsch and Bluehill ID, the former Hirsch shareholders beneficially owned approximately 37% and the former Bluehill ID shareholders beneficially owned approximately 38% of Identive’s common stock. Accordingly, the former Hirsch and Bluehill ID shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the Identive stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of Identive’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch or Bluehill ID could delay or prevent a change of control of Identive, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch and Bluehill ID shareholders may differ from the interests of other stockholders.

Several of our directors directly or indirectly hold significant amounts of our common stock, and each of them could have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively.

As of August 4, 2010, Mountain Partners AG, together with its affiliates and certain related parties, including BH Capital Management (collectively “Mountain Partners”), directly or indirectly owned approximately 18% of the outstanding common shares of our common stock and had the right to vote approximately 13% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder and current affiliate of Mountain Partners and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the Identive shares beneficially owned by Mountain Partners. Additionally, Mr. Wenzel and Ayman S. Ashour, our Chief Executive Officer and Chairman, are also affiliates of BH Capital Management AG, which is 51% owned by Mountain Partners AG and which at August 4, 2010 owned and had the right to vote approximately 5% of the outstanding shares of our common stock. Consequently Messrs. Ashour and Wenzel also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the Identive shares beneficially owned by BH Capital Management AG. As of August 4, 2010, Lincoln Vale owned and had the right to vote approximately 7% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the Identive shares beneficially owned by Lincoln Vale. As of August 4, 2010, Lawrence Midland, a director and an executive vice president of Identive, held approximately 3% of our common stock. Mr. Midland’s shares are held in a family trust and in custodianship for his children, and he may be deemed to beneficially own the Identive shares.

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

Our common stock is listed both on the NASDAQ Stock Market and the Prime Standard of the Frankfurt Stock Exchange and we typically experience the majority of our trading on the Prime Standard. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the U.S. to events such as acquisitions, dispositions, one-time charges, any change in the status of our stock listing in Germany and higher or lower than expected revenue or earnings announcements. A significant positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Prime Standard specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.

Provisions in our agreements, charter documents, Delaware law and our rights plan may delay or prevent the acquisition of Identive by another company, which could decrease the value of your shares.

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

The U.S. federal government, suppliers to the federal government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations pertaining to security. Some of the laws, regulations, certifications or requirements that may stimulate new security systems sales include the following:

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

Our business is affected by and must comply with various government regulations that impact its operating costs, profit margins and its internal organization and operations. Furthermore, our business may be audited to assure compliance with these requirements. Any failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of government orders or the removal of our products from the GSA approved list, any of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our business are the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2010, upon recommendation of the Audit Committee, the Company’s Board of Directors approved a loan conversion agreement between Bluehill ID AG (“Bluehill”), a subsidiary of the Company, and Mountain Partners AG (“Mountain Partners”). Mountain Partners, through an affiliate, provided a loan to Bluehill in August 2008, of which approximately EUR 235,000 remained outstanding as of the date of conversion. Under the agreement, Mountain Partners agreed to accept 180,769 shares of common stock as payment in full for the outstanding balance. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On April 14, 2010, we completed our acquisition of RockWest Technology Group, a privately held provider of identification and security solutions (“RockWest”) pursuant to a Share Purchase Agreement between the Company, RockWest and certain sellers of RockWest dated March 30, 2010 and amended April 9, 2010 (the “Share Purchase Agreement”). Under the Share Purchase Agreement, we issued an aggregate of 2.6 million shares of common stock to the sellers of RockWest as consideration for the acquisition. The shares were issued to the sellers in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None

Item 6.	Exhibits

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

IDENTIVE GROUP, INC.

August 16, 2010	By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)

August 16, 2010	By:	/S/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1	Form of Registrant’s Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.