Form 10-Q
period 2010-09-30
IDENTIVE GROUP, INC.
filed 2010-11-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

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

At November 8, 2010, 44,002,764 shares of common stock were outstanding, including 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	$23,296	$13,334	$59,820	$29,450
Cost of revenue	13,173	6,657	33,116	14,803

Gross profit	10,123	6,677	26,704	14,647

Operating expenses:
Research and development	1,035	1,252	3,513	3,175
Selling and marketing	4,823	3,795	14,877	8,763
General and administrative	5,341	4,384	16,201	10,706
Restructuring	—	—	337	—
Gain on sale of assets	—	(1,168)	—	(1,417)

Total operating expenses	11,199	8,263	34,928	21,227

Loss from operations	(1,076)	(1,586)	(8,224)	(6,580)
Loss on equity investments	—	(225)	—	(795)

Interest expense, net	(208)	(193)	(654)	(292)

Foreign currency gains (losses), net	388	121	(174)	287

Loss from continuing operations before income taxes and noncontrolling interest	(896)	(1,883)	(9,052)	(7,380)
(Provision) benefit for income taxes	(39)	(433)	866	1,307

Loss from continuing operations	(935)	(2,316)	(8,186)	(6,073)
Less: Net loss attributable to noncontrolling interest	109	—	526	—

Loss from continuing operations attributable to Identive Group, Inc.	(826)	(2,316)	(7,660)	(6,073)
Gain (loss) from discontinued operations, net of income taxes	(79)	39	(69)	190
Gain on sale of discontinued operations, net of income taxes	55	40	138	115

Net loss attributable to Identive Group, Inc.	$(850)	$(2,237)	$(7,591)	$(5,768)

Basic and diluted net loss per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0. 02)	$(0. 09)	$(0.18)	$(0.29)

Income from discontinued operations	$0.00	$0.00	$0.00	$0.01

Net loss per share	$(0.02)	$(0.09)	$(0.18)	$(0.28)

Weighted average shares used to compute basic and diluted loss per share	43,279	25,135	41,901	20,972

Consolidated net loss:
Net loss attributable to Identive Group, Inc.	$(850)	$(2,237)	$(7,591)	$(5,768)
Net loss attributable to noncontrolling interest	(109)	—	(526)	—

Consolidated net loss	$(959)	$(2,237)	$(8,117)	$(5,768)

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30, 2010	December 31, 2009 (A)
ASSETS
Current assets:
Cash and cash equivalents	$6,171	$4,836
Accounts receivable, net of allowances	13,049	6,739
Inventories, net	8,220	5,379
Income taxes receivable	546	274
Other current assets	2,872	1,647

Total current assets	30,858	18,875
Property and equipment, net	4,426	683
Goodwill	46,923	21,895
Intangible assets, net	34,843	22,082
Other assets	376	1,036

Total assets	$117,426	$64,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,605	$5,530
Bank line of credit	424	—
Liability to related party	1,046	1,027
Accrued compensation and related benefits	2,593	2,884
Mortgage loan payable to bank	58	—
Other accrued expenses and liabilities	12,772	5,132
Income taxes payable	—	188

Total current liabilities	28,498	14,761

Long-term liability to related party	7,692	7,899
Long-term mortgage loan payable to bank	877	—
Deferred tax liability	6,860	3,515
Long-term income taxes payable	724	456

Total liabilities	44,651	26,631
Commitments and contingencies (see Notes 12 and 13)	—	—
Equity:
Identive Group, Inc. Stockholders’ equity:
Common stock, $0.001 par value: 110,000 shares authorized; 43,915 and 25,753 shares issued as of September 30, 2010 and December 31, 2009, respectively	44	26
Additional paid-in capital	295,983	253,910
Treasury stock, 618 as of September 30, 2010 and December 31, 2009	(2,777)	(2,777)
Accumulated deficit	(223,969)	(216,378)
Other accumulated comprehensive (loss) income	1,186	3,159

Total Identive Group, Inc. Stockholders’ equity	70,467	37,940
Noncontrolling interest	2,308	—

Total Equity	72,775	37,940

Total liabilities and equity	$117,426	$64,571

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2009 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2009 and Nine Months Ended September 30, 2010

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Comprehensive Loss
(In thousands)	Shares	Amount

Balances, December 31, 2008	16,362	$16	$229,788	$(2,777)	$(202,199)	$3,298	$—	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	—	347

Comprehensive loss:

Net loss	—	—	—	—	(14,179)	—	—	(14,179)	$(14,179)
Foreign currency translation adjustment	—	—	—	—	—	(139)	—	(139)	(139)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,318)

Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with Bluehill ID acquisition	15,300	15	34,562	—	—	—	—	34,577
Issuance of common stock in connection with RockWest acquisition	2,600	3	4,196	—	—	—	—	4,199
Issuance of stock options in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Repurchase of Identive treasury stock in connection with Bluehill ID acquisition	—	—	—	(2,880)	—	—	—	(2,880)

Issuance of common stock	—	—	(402)	2,880	—	—	—	2,478
Issuance of common stock for executive bonus	81	—	135	—	—	—	—	135
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Noncontrolling interest in a subsidiary	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	284	—	—	—	—	284

Comprehensive loss:

Net loss	—	—	—	—	(7,591)	—	(526)	(8,117)	$(8,117)
Foreign currency translation adjustment	—	—	—	—	—	(1,973)	(223)	(2,196)	(2,196)

Comprehensive loss	—	—	—	—	—	—	—	—	$(10,313)

Balances, September 30, 2010	43,915	$44	$295,983	$(2,777)	$(223,969)	$1,186	$2,308	$72,775

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,117)	$(5,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(69)	(305)
Deferred income taxes	(223)	(1,986)
Depreciation and amortization	3,475	711
Gain on disposal of property and equipment	—	(1,264)
Accretion of liability to related party discount	581	—
Interest on bank line of credit and mortgage loan	56	—
Stock-based compensation expense	1,018	203
Loss on equity investments	—	795
Changes in operating assets and liabilities:
Accounts receivable	(3,053)	2,582
Inventories	(919)	383
Other assets	(853)	104
Income taxes receivable	(272)	194
Accounts payable	2,822	(283)
Liability to related party	(829)	71
Accrued expenses	1,946	(211)
Other liabilities	—	(76)
Income taxes payable	(316)	125

Net cash used in operating activities from continuing operations	(4,753)	(4,725)
Net cash (used in) provided by operating activities from discontinued operations	(778)	(128)

Net cash used in operating activities	(5,531)	(4,853)

Cash flows from investing activities:
Capital expenditures	(638)	(271)
Cash paid for Hirsch acquisition	—	(14,167)
Cash acquired in acquisitions	4,881	3,275
Proceeds from sale of assets, net	—	2,087
Maturities of short-term investments	1,015	—

Net cash provided by (used in) investing activities	5,258	(9,076)

Cash flows from financing activities:
Payment on mortgage loan	(40)	—
Payment on bank line of credit, net	(52)	—
Issuance of common stock	1,936	—

Net cash provided by financing activities	1,844	—

Effect of exchange rates on cash and cash equivalents	(236)	(459)

Net increase (decrease) in cash and cash equivalents	1,335	(14,388)
Cash and cash equivalents at beginning of period	4,836	20,550

Cash and cash equivalents at end of period	$6,171	$6,162

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

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

Reclassifications

During the three and nine months ended September 30, 2010, the Company reclassified certain general and administration costs, that were previously recorded as cost of revenues. Accordingly, $0.3 million and $0.6 million of costs reported in the three and nine months ending September 30, 2009, respectively, have been reclassified from cost of revenues to general and administration to conform to the current period’s presentation. In addition, the Company reclassified certain amounts of research and development and sales and marketing to general and administration for the three and nine months ended September 30, 2009 to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, operating income, net income, or earnings per share.

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

September 30, 2010

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

2. Acquisitions

Acquisition of RockWest (Multicard U.S.)

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”), pursuant to a Share Purchase Agreement between the Company, RockWest and certain sellers of RockWest dated March 30, 2010 and amended April 9, 2010 (the “Share Purchase Agreement”). Subsequently, RockWest was integrated into the Company’s Multicard business in September 2010 and adopted the name “Multicard U.S.”. RockWest provides ID management solutions and services to the education, government, corporate, casino and healthcare markets in the United States and is included in the Company’s ID Management segment. The business is based in Denver, Colorado and has branch offices in California, Arizona and New Mexico. The Company believes the focus of RockWest on identity credential issuance and personalization and identification system integration complements the Company’s focus on providing identity management solutions.

Under the Share Purchase Agreement, the Company issued an aggregate of 2.6 million restricted shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, in the form of cash and shares of common stock subject to an 18-month lock-up period.

The RockWest acquisition is accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805 – Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the consideration paid for RockWest, the total fair value of net identifiable assets acquired at the RockWest acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$4,199
Fair value of earn-out contingent consideration	298

Fair value of total consideration transferred	4,497
Fair value of RockWest net identifiable assets acquired	(1,589)

Goodwill	$2,908

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the RockWest acquisition date of $1.90 per share and then discounted to reflect the restriction on the resale or transfer of shares under the Securities Act of 1933. The fair value of the earn-out consideration was based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement. These contingent payments were probability weighted and also discounted to reflect the restriction on the resale or transfer of shares.

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

In connection with the measurement of net assets, the Company estimates the fair value of the deferred revenue obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.

Intangible assets of $2.2 million consist primarily of customer relationships, which relate to RockWest’s ability to sell its products and services to its existing customers. The customer relationships were valued using the income approach on earnings before income tax (“EBIT”) based on discounted cash flow (“DCF”). The discount rate used in the present value calculations was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. Based on these factors, a discount rate of 22.0% was deemed appropriate for valuing the intangible assets. The intangible assets of $2.2 million are subject to amortization and the Company expects to amortize customer relationships on a straight-line basis over their expected useful life of approximately six years.

Of the total purchase consideration, $2.9 million was recognized as goodwill which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the RockWest acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s ID Management reportable segment in accordance with ASC Topic 350 — Intangibles — Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the RockWest acquisition will be deductible for United States federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. As a result, deferred tax liabilities of $0.6 million have been considered in the purchase price allocation. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million, as described above, has been netted with the Company’s existing deferred tax assets. The carrying value of the Company’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not that the benefits of such items

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

will not be realized. As a result of netting the deferred tax liability of $0.6 million with the Company’s existing deferred tax assets, there is a $0.6 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2010 second quarter financial statements.

The Company recognized zero and $0.1 million of acquisition-related costs that were expensed in the three and nine months ended September 30, 2010, respectively. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of RockWest included in the Company’s condensed consolidated statement of operations from the RockWest acquisition date through September 30, 2010 are as follows (in thousands):

Revenues	$4,659
Net income (loss)	$38

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the Company received new information related to the deferred tax asset accounts, which are comprised mainly of net operating losses by entity within different tax jurisdictions. As stated below, in its preliminary acquisition accounting, the Company had not provided a valuation allowance, but rather had netted the deferred tax assets against deferred tax liabilities. However, after further investigation, the Company concluded that certain deferred tax assets cannot be offset. Therefore, the Company revised its presentation of deferred tax assets and liabilities based on the new information regarding the tax jurisdictions. In addition, the Company believes that such deferred tax assets will not be realizable in future periods and therefore a 100% valuation allowance

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

is required for such deferred tax assets. As a result, the carrying amounts of the deferred tax assets and deferred tax liabilities were decreased by $2.6 million and $0.5 million, respectively as of September 30, 2010, with a corresponding increase to goodwill. The following table summarizes the consideration paid for Bluehill ID, the total remeasured fair value of net identifiable assets acquired at the Bluehill acquisition date, the fair value of the noncontrolling interest in Bluehill ID and the resulting goodwill recorded (in thousands):

Fair value of common stock	$34,577
Fair value of options converted	3,007

Fair value of total consideration transferred	37,584
Fair value of noncontrolling interest	3,057

Fair value of controlling and noncontrolling interest	40,641
Fair value of Bluehill ID net identifiable assets acquired	(17,384)

Goodwill	$23,257

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the Bluehill acquisition date of $2.26 per share. The options were valued using the Black-Scholes option pricing model with the inputs of 0.8 for volatility, 4.5 years for expected life, 2.1% for the risk-free interest rate and a market value of the Company of $2.26 per share as of the Bluehill acquisition date. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in Bluehill ID.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Bluehill acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented below.

Assets acquired and liabilities assumed as of January 4, 2010 (in thousands):

Cash and cash equivalents	$4,266
Short-term investments	1,080
Accounts receivable	2,914
Inventories	1,554
Other current assets	623
Property and equipment	4,136
Mortgage loan and line of credit payable to bank	(1,382)
Accounts payable	(2,653)
Capital lease obligations	(753)
Liability to related party	(357)
Accrued expenses and other liabilities	(5,188)
Income taxes payable	(548)
Amortizable intangible assets:
Developed technology	784
Customer relationships	10,918
Order backlog	734
Intangible assets with indefinite lives (not subject to amortization):
Trade names	1,491
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(3,115)

14,504
Fair value of Bluehill’s investment in the Company’s common stock	2,880

Fair value of Bluehill ID net identifiable assets acquired	$17,384

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Intangible assets of $13.9 million consist primarily of developed technology, customer relationships, order backlogs and trade names. Developed technology relates to Bluehill ID’s technology which is currently generating revenue. Customer relationships relate to Bluehill ID’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and trade names were valued using the relief from royalty method based on DCF. The customer relationships and order backlog were valued using the multi-period excess earnings approach (“Meem-approach”) on EBIT based on DCF. The discount rate used in the present value calculations was derived from a WACC analysis, adjusted to reflect additional risks related to each asset’s characteristics. Based on these factors, a discount rate of 18.0% was deemed appropriate for valuing the intangible assets. Of the $13.9 million of acquired intangible assets, $1.5 million was preliminarily assigned to registered trade names that are not subject to amortization. The remaining amount of $12.4 million of acquired intangible assets is subject to amortization. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of four to 10 years and order backlog over the expected useful life of one year.

Of the total purchase consideration, $23.3 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Bluehill ID acquisition is largely attributable to the synergies expected to be realized. Bluehill ID’s results are included in both of the Company’s two reportable segments, ID Management and ID Products. Of the total goodwill of $23.3 million, the Company assigned $14.0 million of goodwill to the ID Management segment and $9.3 million of goodwill was assigned to the ID Products segment in accordance with ASC Topic 350. None of the goodwill recorded as part of the Bluehill ID acquisition will be deductible for United States federal income tax purposes.

The Company recognized $0.2 million and $1.2 million of acquisition-related costs that were expensed in the three and nine months ended September 30, 2010, respectively. These costs are included as a part of general and administration costs in the condensed consolidated statement of operations.

Deferred tax assets and liabilities resulting from the acquisition of Bluehill ID have been netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $0.4 million relating to the value of the trade names cannot be offset with deferred tax assets with a definite life. As a result, deferred tax liabilities of $2.7 million after netting with deferred tax assets and $0.4 million deferred tax liabilities relating to the indefinite life intangible asset have been considered in the acquisition accounting.

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

The amounts of revenue and earnings of Bluehill ID included in the Company’s condensed consolidated statement of operations from the Bluehill acquisition date to the period ending September 30, 2010 are as follows (in thousands):

Revenues	$14,650
Net income (loss)	$(6,470)

Acquisition of Hirsch

The Company completed the acquisition of Hirsch on April 30, 2009 (the “Hirsch acquisition date”). In exchange for all of the outstanding capital stock of Hirsch, the Company paid approximately $14.2 million in cash, issued approximately 9.4 million shares of the Company’s common stock, and issued warrants to purchase approximately 4.7 million shares of the Company’s common stock at an exercise price of $3.00 with a five-year term. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the Hirsch acquisition was converted into a warrant to purchase shares of the Company’s common stock. Hirsch’s results are included in the Company’s reportable segment, ID Management.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

The Hirsch acquisition was accounted for under the acquisition method of accounting under ASC 805. The total purchase consideration was determined to be $38.0 million as of the Hirsch acquisition date. The Company recognized identifiable intangible assets of $22.8 million which consisted of core technology, trade names and customer relationships and goodwill of $21.9 million was allocated to the Hirsch reporting unit which is included in the ID Management reporting segment. The Company expects to amortize developed technology and customer relationships on a straight-line basis over their expected useful life of 15 years.

Deferred tax assets and liabilities resulting from the acquisition of Hirsch have been netted, where applicable. As the identified intangible asset “trade names” has an indefinite life, the deferred tax liability of $3.0 million relating to the value of the trade names cannot be offset with deferred tax assets with a definite life. As a result, deferred tax liabilities of $1.7 million after netting with deferred tax assets and $3.0 million deferred tax liabilities relating to the indefinite life intangible asset have been considered in the acquisition accounting.

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

The amounts of revenue and earnings of Hirsch included in the Company’s condensed consolidated statement of operations from the Hirsch acquisition date through the period ending September 30, 2009 are as follows (in thousands):

Revenues	$11,332
Net income (loss)	$1,884

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

Pro forma results of operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$23,296	$20,887	$61,232	$56,522
Net loss attributable to Identive Group, Inc.	(850)	(3,081)	(8,057)	(17,708)

Weighted average common shares outstanding used in loss per common share - basic and diluted	43,279	43,035	41,901	38,872

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.19)	$(0.46)

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

3. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value: ASC Topic 820 — Fair Value Measurement and Disclosures (“ASC 820”):

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

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$79	$—	$—	$79	$1,327	$—	$—	$1,327

Money market fund deposits are included in cash and cash equivalents on the Company’s consolidated balance sheets.

Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of September 30, 2010 are as follows (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$46,923	$46,923	$—	$—	$21,895	$21,895
Acquired intangibles	—	—	34,843	34,843	—	—	22,082	22,082

Total:	$—	$—	$81,766	$81,766	$—	$—	$43,977	$43,977

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

As of September 30, 2010 and December 31, 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

4. Shareholders’ Equity of Identive Group, Inc.

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors (the “Board”) discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans, the majority of which are stockholder approved. Stock options are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting  1/12th per month over one year; some vesting 100% after one year; and some vesting  1/12th per month, commencing four years from the date of grant.

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007, and as a result, options can no longer be granted under these plans. As of September 30, 2010, an aggregate of approximately 0.4 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company has a 2000 Stock Option Plan, pursuant to which options to purchase 0.4 million shares of the Company’s common stock may be granted. As of September 30, 2010, 0.3 million granted options were outstanding under the 2000 Stock Option Plan. In November 2007, the Company’s Board and stockholders approved the 2007 Stock Option Plan, pursuant to which options to purchase 1.5 million shares of the Company’s common stock may be granted. In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of common stock reserved for issuance under the 2007 Stock Option Plan, resulting in an aggregate of 3.5 million shares available for grant. As of September 30, 2010, 1.1 million granted options were outstanding under the 2007 Stock Option Plan.

A summary of the activity under the Company’s stock option plans for the nine months ended September 30, 2010 is as follows:

	Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Average Remaining Contractual Life (in years)
Balance at December 31, 2009	2,487,374	2,345,271	$4.57	$21,736	5.48

Options granted	(64,250)	64,250	$1.90	—	—
Options cancelled or expired	527,920	(575,610)	$7.36	—	—

Balance at September 30, 2010	2,951,044	1,833,911	$3.60	$12,290	4.88

Vested or expected to vest at September 30, 2010		1,753,006	$3.65	$10,552	4.81

Exerciseable at September 30, 2010		1,055,428	$4.26	$2,108	4.18

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2010 was $0.16 and $0.95, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2009 was $1.55 and $1.35, respectively. During the three and nine months ended September 30, 2010 and 2009, no options were exercised. At September 30, 2010, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.1 years.

Stock Bonus and Incentive Plans

In June 2010, Identive’s stockholders approved the 2010 Bonus and Incentive Plan (the “2010 Plan”) under which cash and equity-based awards may be granted to executive officers and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee (the “Committee”) of the Board. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. For performance-based incentive awards, the performance criteria considered by the Committee may include any one or more of the following business measurements: (i) total stockholder return, (ii) economic value added, (iii) return on capital employed, (iv) revenues, (v) sales, (vi) net income, (vii) operating income, (viii) EBITDA, (ix) EBITDA margin, (x) profit margin, (xi) earnings per share, including in comparison to selected indexes and comparable companies, (xii) return on equity, (xiii) cash flow, (xiv) operating margin, (xv) net worth, (xvi) stock price, or (xvii) in the case of any incentive award, other than an incentive award to certain employees, any other criteria that may be determined as appropriate by the Committee from time to time.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

An aggregate of 3.0 million shares of the Company’s common stock may be issued under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. The shares issued pursuant to equity awards granted under this 2010 Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. During the three and nine months ending September 30, 2010, 20,885 shares and 80,885 shares, respectively were issued pursuant to the 2010 Plan as disclosed in the statements of equity.

In addition, in connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill ID AG Executive Share Option Plan and the Bluehill ID AG Executive Bonus Plan (the “Bluehill Plans”). An aggregate of 2.1 million shares of the Company’s common stock may be issued under the Bluehill Plans to executives, key employees and other service providers to Bluehill ID, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$3	$(4)	$13	$9
Research and development	(48)	(14)	(16)	13
Selling and marketing	59	25	179	99
General and administrative	(19)	5	108	82

Stock-based compensation expense before income taxes	$(5)	$12	$284	$203
Income tax benefit	0	0	0	0

Stock-based compensation expense after income taxes	$(5)	$12	$284	$203

During the second quarter of 2010, the Committee granted incentive bonus awards to certain executive officers, including the CEO and CFO, and other key employees under the 2010 Plan. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received 50% in cash and 50% in shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of a number of non-qualified stock options equal to 20% of the number of U.S. dollars in the Participant’s Base Salary. During the three and nine months ended September 30, 2010, the Company recognized $243,000 and $404,000, respectively for the 50% portion of the bonus payable in shares as stock-based compensation expense and $243,000 and $404,000, respectively for the 50% portion of the bonus payable in cash, pursuant to the 2010 Plan and Bluehill Plans described above. In addition, the Company recognized $330,000 in stock-based compensation expense as it relates to Participants’ eligibility to receive stock options awards as described above. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC Topic 480 - Distinguishing Liability from Equity (“ASC 480”) and is marked to market at each reporting period. The bonus amounts have been included in general and administration expenses in the condensed consolidated statement of operations.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net loss	$(959)	$(2,237)	$(8,117)	$(5,768)
Other comprehensive loss
Change in foreign currency translation adjustment	$2,744	$173	$(2,196)	$(244)

Total comprehensive loss	$1,785	$(2,064)	$(10,313)	$(6,012)
Less: comprehensive loss attributable to noncontrolling interest	(127)	—	749	—

Comprehensive loss attributable to Identive Group, Inc.	$1,658	$(2,064)	$(9,564)	$(6,012)

5. Inventories

Inventories consist of (in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$4,381	$1,434
Work-in-process	230	665
Finished goods	3,609	3,280

Total	$8,220	$5,379

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$21,895
Goodwill acquired during the period	26,165
Foreign currency translation	(1,137)

Balance as of September 30, 2010	$46,923

Goodwill of $21.9 million as of December 31, 2009 was acquired as a result of the acquisition of Hirsch. During the nine months ended September 30, 2010, the Company recorded goodwill of $26.2 million, of which $23.3 million is related to its acquisition of Bluehill ID and $2.9 million is related to its acquisition of RockWest, described in Note 2. The goodwill amount related to the Bluehill acquisition was adjusted as of September 30, 2010 for the difference in foreign exchange rates between the acquisition date and quarter end. Of the total goodwill of $46.9 million as of September 30, 2010, the Company assigned $38.1 million to the ID Management reporting segment and $8.8 million to the ID Product reporting segment, as required by ASC 350.

In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for the Hirsch reporting unit on December 1, 2009 (which was the only reporting unit to have recorded goodwill at that time) and determined that there was no impairment of goodwill. Management did not identify any impairment indicators during the three and nine months ended September 30, 2010.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Existing Technology	Customer Relationships	Trade Name	Total
Cost:
Amortization period	1 year	10 - 15 years	4 - 15 years	Indefinite life

Balance at December 31, 2009	$—	$4,600	$10,350	$7,800	$22,750
Acquired as a part of Bluehill acquisition	734	784	10,918	1,491	$13,927
Acquired as a part of RockWest acquisition	30	—	2,210	—	$2,240
Currency translation adjustment	(36)	(38)	(533)	(73)	$(680)

Balance at September 30, 2010	$728	$5,346	$22,945	$9,218	$38,237

Accumulated Amortization:
Balance at December 31, 2009	$—	$208	$460	$—	$668
Amortization expense	543	285	1,861	—	$2,689
Currency translation adjustment	11	2	24	—	$37

Balance at September 30, 2010	$554	$495	$2,345	$—	$3,394

Intangible assets, net at September 30, 2010	$174	$4,851	$20,600	$9,218	$34,843

As discussed in Note 2, during the nine months ended September 30, 2010, intangible assets increased by $16.1 million, of which $2.2 million was related to the acquisition of RockWest (“RockWest intangibles”) in the three months ended June 30, 2010 and $13.9 million was related to the acquisition of Bluehill ID (“Bluehill intangibles”) in the three months ended March 31, 2010. RockWest intangibles of $2.2 million are related to order backlog and customer relationships and are subject to amortization. Of the Bluehill intangibles, $12.4 million are related to order backlog, existing technology and customer relationships and are subject to amortization, and $1.5 million are related to trade names which are determined to have an indefinite useful life. Bluehill intangibles were partly offset by the foreign currency translation adjustment for the difference in foreign exchange rates between the acquisition date and quarter end.

Intangible assets subject to amortization will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the three months ended September 30, 2010 and 2009 was $0.9 million and $0.2 million, respectively, of which $0.3 million and $0.1 million, respectively, was included in cost of revenue and $0.6 million and $0.1 million was included in selling and marketing expense in the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively. Amortization expense of these acquired intangible assets for the nine months ended September 30, 2010 and 2009 was $2.7 million and $0.4 million, respectively, of which $0.8 million and $0.1 million was included in cost of revenue and $1.9 million and $0.3 million was included in selling and marketing expense in the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31:
2010 (remaining three months)	$905
2011	3,130
2012	3,130
2013	3,130
2014	2,171
2015 and thereafter	13,159

Total	$25,625

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

Prior to the acquisition of Hirsch by the Company, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. In connection with its acquisition of Hirsch, the Company assumed this related party liability which now represented the fixed amount of royalty payments, subject to increase based on the percentage increase in the Consumer Price Index.

The Company recognized $0.2 million and $0.6 million expense during the three and nine months ending September 30, 2010, respectively, and $0.2 million and $0.3 million expense during the three and nine months ending September 30, 2009, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability for the next five years is as follows (in thousands):

Year ending December 31:
2010 (remaining three months)	$256
2011	1,070
2012	1,119
2013	1,170
2014	1,224
2015 and thereafter	8,748
Present value discount factor	(4,849)

Total	$8,738

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

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

9. Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID. The mortgage loan and the line of credit are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The term of the mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of €3,500 or approximately $4,400 over the life of the mortgage loan towards principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is €240,000 or $300,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2% (6.75% at September 30, 2010), payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of €14,000, or approximately $18,000, and €40,000, or approximately $53,000, during the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, approximately €687,000, or approximately $935,000, was outstanding under the mortgage loan and €126,000, or approximately $172,000, in advances were outstanding under the revolving line of credit.

In addition, one of Company’s subsidiaries, Multicard U.S. (formerly known as RockWest, the “Borrower”) has a revolving line of credit payable to a bank. The total amount that can be advanced under the line of credit is $230,000. The advances on the revolving line of credit accrue interest at a floating rate per annum equal to the Prime Rate plus 1.25% (5% as of September 30, 2010), payable monthly. The revolving line of credit has been renewed from time to time and will mature on March 10, 2011. Multicard U.S., as Grantor, granted and pledged to bank a first security interest in all the personal property owned by the Borrowers. The Company recorded interest expense of $3,000 during the three and nine months ended September 30, 2010. As of September 30, 2010, approximately $206,000 was outstanding under the revolving line of credit.

10. Restructuring and Other Charges

In 2010, the Company implemented a restructuring plan (the “2010 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2010 Restructuring Plan included a worldwide workforce reduction, the restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of zero and $0.3 million and paid $0.3 million and $0.6 million for severance and facilities-related charges associated with the 2010 Restructuring Plan during the three and nine months ended September 30, 2010, respectively.

Accrued liabilities related to restructuring actions and other activities during the nine months ended September 30, 2010 and during the year ended December 31, 2009 consist of the following (in thousands):

	Lease/Contract Commitments	Other Costs	Total
Balances as of January 1, 2009	$1,230	$330	$1,560
Changes in estimates	(157)	—	(157)
Payments and other changes in 2009	(394)	10	(384)

Balances as of December 31, 2009	679	340	1,019
Provision during 2010	321	16	337
Changes in estimates	(139)	—	(139)
Payments and other changes 2010	(564)	(25)	(589)

Balances as of September 30, 2010	$297	$331	$628

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

11. Segment Reporting, Geographic Information and Major Customers

ASC Topic 280 — Segment Reporting establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its executive staff, consisting of the CEO, CFO, Executive Vice President Transponders & Components, Executive Vice President for Transition Management & Acquisition Integration, Executive Vice President of Technology and Product Management, Executive Vice President and President, Hirsch business, and Executive Vice President and CEO, SCM Microsystems business.

Prior to January 4, 2010, the Company operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following the Company’s acquisition of Bluehill ID on January 4, 2010, the Company now operates in two different business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s new reportable segments are ID Management and ID Products. Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Businesses in the ID Management segment include Hirsch and Multicard ; businesses in the ID Products segment include SCM Microsystems, TagStar Systems, ACiG Technology and Syscan ID.

The CODM reviews financial information and business performance along the ID Management and ID Products segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment. The CODM does not evaluate operating segments using discrete asset information. The Company does not include intercompany transfers between these two business segments for the purpose of assessing financial performance.

Summary information by segment for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
ID Management:
Net revenue	$12,231	$6,759	$33,572	$11,332
Gross profit	6,174	3,856	17,451	6,803
Gross profit %	50%	57%	52%	60%

ID Products:
Net revenue	$11,065	$6,575	$26,248	$18,118
Gross profit	3,949	2,821	9,253	7,844
Gross profit %	36%	43%	35%	43%

Total:
Net revenue	$23,296	$13,334	$59,820	$29,450
Gross profit	10,123	6,677	26,704	14,647
Gross profit %	43%	50%	45%	50%

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue
Europe and Middle-East	$8,502	$2,903	$18,836	$7,544
Americas	12,749	8,865	35,336	17,518
Asia-Pacific	2,045	1,566	5,648	4,388

Total	$23,296	$13,334	$59,820	$29,450

% of net revenue
Europe and Middle-East	36%	22%	32%	26%
Americas	55%	66%	59%	59%
Asia-Pacific	9%	12%	9%	15%

Long-lived assets by geographic location as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30, 2010	December 31, 2009

Property and equipment, net:
Americas	$405	$242
Europe and Middle East	3,867	385
Asia-Pacific	154	56

Total	$4,426	$683

12. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2010 expire at various dates during the next four years.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of September 30, 2010:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total

2010 (remaining three months)	$851	$12,174	$326	$13,351
2011	2,387		72	$2,459
2012	1,455	—	48	$1,503
2013	722	—	—	$722
2014 and thereafter	201	—	—	$201

	$5,616	$12,174	$446	$18,236

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

14. Subsequent Events

On October 29, 2010, Identive Group, Inc. and its wholly owned subsidiary SCM Microsystems (Asia) Pte. Ltd. (together, the “Company”) entered into a Share Purchase Agreement with FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”) under which the Company will acquire all the shares and intellectual property of FCI Smartag Pte. Ltd. (“Smartag”) in a cash and debt transaction (the “Share Purchase Agreement”).

Smartag is a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and near field communication (“NFC”) labels used to enable secure payments with mobile devices.

Under the Share Purchase Agreement, the Company will pay FCI approximately $4.1 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a promissory note for approximately $3.1 million. The promissory note carries an interest rate of 6% per year and is payable within 30 months from the closing date. The transaction is expected to close in November 2010, subject to various customary closing conditions.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I - Item 1 of this Quarterly Report on Form 10-Q. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Part II - Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Identive Group, Inc. (“Identive,” the “Company,” “we” and “us”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. The businesses within Identive have deep industry expertise and are well-known global brands in their individual markets, providing leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises, healthcare and consumers. Our growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive expansion.

At the beginning of 2010, we acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on technologies within the high-growth RFID / contactless smart card technology and identity management markets. As a result of this business combination, we have put in place a new organizational structure, enhanced and broadened our management team, and changed the name of the Company from “SCM Microsystems, Inc.” to “Identive Group, Inc,” which reflects our focus on providing secure identification systems and solutions. Following the acquisition of Bluehill ID we also changed our stock trading symbols to reflect our new name. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

Following our acquisition of Bluehill ID in January 2010, we now operate in two segments, “Identity Management Solutions & Services” (“ID Management”) and “Identification Products & Components” (“ID Products”). Each segment is comprised of two or more business units within the group that focus on specific products, markets and channels.

•

Business units in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our ID Management segment specialize in the design, manufacturing, supply and servicing of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. ID Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our ID Management segment include Hirsch and Multicard. Sales in this segment are typically made to high level dealer / integrators, and less frequently, directly to end users.

•

Business units in our ID Products segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within this segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Businesses in our ID Products segment include SCM Microsystems, TagStar Systems, ACiG Technology and Syscan ID.

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

Recent Significant Acquisitions

On April 14, 2010, we acquired RockWest Technology Group, a privately held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since April 14, 2010. RockWest was integrated into the Company’s Multicard business in September 2010 and adopted the name “Multicard U.S.”

On January 4, 2010, we acquired Bluehill ID, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of Identive common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of Identive common stock. Immediately following the close of the transaction, approximately 38% of the Company’s outstanding shares were held by the former Bluehill ID shareholders. Bluehill ID’s operating results have been included in our consolidated results since January 4, 2010.

On April 30, 2009, we acquired Hirsch Electronics Corporation, a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The acquisition of Hirsch Electronics Corporation was accomplished through a two-step merger, in accordance with the Agreement and Plan of Merger entered into on December 10, 2008, pursuant to which Hirsch Electronics Corporation became Hirsch Electronics LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Hirsch”). In exchange for all of the outstanding capital stock of Hirsch, we paid approximately $14.2 million in cash, issued approximately 9.4 million shares of our common stock, and issued warrants to purchase approximately 4.7 million shares of our common stock. The merger was approved by our stockholders at a special meeting held on April 16, 2009. Immediately following the close of the transaction, approximately 37% of the shares of Identive common stock outstanding were held by the former Hirsch shareholders. Hirsch’s operating results have been included in our consolidated results since April 30, 2009.

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

As part of our organic growth strategy, we are focused on the ongoing development of our core RFID technology base and of a broad range of new contactless infrastructure products to enable fast growing contactless applications and services for markets such as electronic transactions (including payment and ticketing) and various electronic security programs within the government and enterprise sectors. Our RFID inlays and inlay-based tags, stickers and other products, and our contactless readers, modules and tokens are intended to address markets such as national/citizen ID, electronic passports, physical and logical (computer) security, ticketing for transit and events, cashless payments and mobile transactions, among others. Additionally, we are developing and implementing programs to market our existing product offerings into new distribution channels and new geographic regions. The worldwide economic downturn has slowed our progress in penetrating new markets; however, we continue to invest in the products, programs and resources to develop new customers so that we will be able to leverage a strong position in the market as the economic situation improves.

Trends in our Business

Sales Trends

While the global economic situation continues to influence budget allocations, capital purchases and the spending decisions of our customers, we believe that the broad cautionary environment we experienced through 2009 has become more stable during 2010. While growth in some markets appears to remain constricted due to ongoing economic uncertainty, in general we believe that normal demand patterns are beginning to resume, driven by technological advancements and the need for more and better security systems.

Our sales increased 103% in the first nine months of 2010 compared with the same period of 2009, primarily as a result of the inclusion of revenue from the acquired Hirsch, Bluehill ID and Multicard U.S. (formerly RockWest) businesses, strong U.S. government sales from Hirsch in the 2010 second and third quarters, and the first delivery of several large citizen ID program orders for our SCM readers in the third quarter of 2010.

Sales in the Americas. Sales in the Americas accounted for 55% of our revenue in the third quarter and 59% of revenue in the first nine months of 2010. In our Hirsch business, sales of integrated physical access control systems and other solutions have been strong in each of the last several quarters, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”). We believe that this higher level of activity will continue until various agencies reach compliance with applicable directives and standards, a process that is still in the early stages. In the second and third quarters of 2010, the higher level of activity related to U.S. government security programs resulted in a 31% increase in Hirsch sales compared with the same period of 2009.

In our SCM Microsystems Americas business, sales of smart card reader products for PC and network access by military and other federal employees were down slightly in the third quarter and first nine months of 2010 compared with the previous year as a result of a shortage of semiconductor components for some products. SCM won its first volume reader order for government security programs in Brazil, facilitated by the local presence and expertise provided by our ACiG business. ACiG also worked in partnership with our TagStar business to secure orders for limited use tickets for a major mass transit system in the U.S. Sales from our Multicard U.S. business grew approximately 25% in the third quarter compared with the previous quarter, which was their first as part of Identive, as a result of continued demand for identity management solutions from the local and state government and education markets.

Sales in Europe. Sales in Europe accounted for 36% of our revenue in the third quarter and 32% of revenue in the first nine months of 2010. In our SCM business, the shipment of 165,000 IT security kits to fulfill the first of four large orders related to the German government’s implementation of a new electronic citizen ID card contributed $2.5 million of revenue in the quarter. Shipments for the additional three orders are expected to begin during the fourth quarter of 2010 and to continue over the next twelve months. The largest of these orders is through our German Multicard business, which was selected by Germany’s Federal Ministry of the Interior to act as project manager for the distribution of 317,000 German electronic ID readers, along with application software and related services. The first shipments of SCM readers for the German Multicard order to customers are expected to begin in the fourth quarter of 2010. During the third quarter, Multicard Netherlands was selected by Rabobank to provide personalization and fulfillment services for the Dutch bank’s latest application of its cashless e-payment solution and shipped the first RFID labels to enable Rabobank’s 45,000 employees to make cashless payments using their mobile phones. Overall, sales in our European Multicard businesses were somewhat impacted by customer project delays. The RFID labels used for the Rabobank application were supplied by our TagStar business, which achieved record sales in the third quarter of 2010. Higher sales levels were driven by new applications, including the RFID labels for cashless payments noted above, limited use tickets for transit programs in the U.S. and Europe, secure tracking of pharmaceutical consumables and electronic authentication and tracking for the rental car market in Europe. Higher sales levels were supported by the increased capacity that TagStar had installed earlier in the year and were slightly offset by a continued shortage of some semiconductor components.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 9% of our revenue in both the third quarter and the first nine months of 2010. In the Asia/Pacific region, sales of smart card reader chips continued to be strong in the third quarter of 2010 and our SCM business continued to benefit from its investments in forming distribution partner relationships and building sales resources in Asia. During the quarter, SCM added new customers in China and Japan and shipped additional readers to China Unicom, one of China’s top three mobile phone service providers, to be used in retail stores to configure and personalize phone SIM cards for subscribers. Overall sales for SCM in Asia in both the third quarter and first nine months of 2010 were relatively steady compared with the same periods of last year despite semiconductor shortages in the second and third quarters of 2010. Multicard sales in Australia were lower in the third quarter due to variation in the timing of orders.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as ePayment schemes and national ID programs. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and banks around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. During the first nine months of 2010, semiconductor shortages have at times constricted our ability to fulfill demand from our customers in our SCM and TagStar businesses, and if semiconductor supply does not increase, sales at SCM, TagStar or other Identive businesses could continue to be affected in future periods. Additionally, our dependence on a small number of customers in our ID Products segment may result in any given period in additional variability in our revenues.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administration) increased 52% in the first nine months of 2010 compared with the same period of the prior year, reflecting the addition of expenses for the acquired Hirsch, Bluehill ID and Multicard U.S. (RockWest) businesses, offset by cost reduction programs initiated in the first quarter of 2010. Immediately following the acquisition of Bluehill ID in early January 2010, we implemented a cost reduction program across all our business units with the goal of significantly lowering expenses and establishing a corporate culture of profit-driven growth. Cost reduction actions included consolidation of the Identive and Bluehill ID development centers in India into one facility, closure of Bluehill ID’s office in Mainz, Germany, a reduction in force of approximately 15% of the Company’s global workforce, and reductions in executive salaries and director fees. The impact of these cost reductions was partially realized in the first quarter and more fully realized in the second and third quarters of 2010. Additionally, during the second quarter of 2010 we began consolidating administrative services and programs including payroll, banking and health benefits across all our employees in the U.S., which we expect will yield incremental savings going forward. During the 2010 third quarter, we implemented additional cost reduction measures in our European Multicard businesses, which were completed during the quarter. We expect our cost reduction measures will result in savings of approximately $6.0 million per year, of which approximately $4.5 million will be realized in 2010. We continue to work to further reduce our ongoing expenses.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business, we continue to make significant investments to develop Hirsch’s next generation product offering of controllers. This development work was substantially completed at the end of 2009 and the remaining internal development costs to finalize these products will continue to decrease throughout 2010. In our SCM business, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, and this work is ongoing. In our TagStar business, over the past year we have made significant investments in a new production system for our RFID inlays, which are used in a variety of applications including event ticketing, mobile payments and library tracking systems. During the first quarter of 2010 this expansion was completed and as a result TagStar’s production capacity was more than doubled. We have also made advances in our inlay designs and technology and have a number of new patent applications in process. In our Multicard Netherlands business we continue to make investments to enhance our electronic payment software systems.

During 2009 and 2010, costs associated with our acquisitions of Hirsch, Bluehill ID and Multicard U.S. (RockWest) have comprised a significant component of our general and administrative expenses. Mergers and acquisitions are a central component of our growth strategy; however, we believe that we will be able to execute large acquisitions at significantly lower cost going forward as a result of our larger scale and greater experience with the processes involved.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•

We derive revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. We recognize revenue from the sale of hardware products pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations related to the sale of hardware products, outside of our standard product warranty. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale. Certain sales of our hardware products are bundled with our software products. In such arrangements, both the software and hardware products are delivered simultaneously. We account for software sales in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by Identive is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASC 605-25, Multiple Element Arrangements. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are considered delivered elements and no undelivered elements exist.

Service revenue includes revenue from professional services and maintenance contracts. Typically professional services and maintenance contracts are sold separately from the hardware sales. Professional service revenue, such as security system integration services, system migration and database conversion services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware maintenance contracts. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract.

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

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Our reporting units are the Hirsch and Multicard businesses in the ID Management reporting segment, and the SCM, Tagstar, ACiG and Syscan businesses in the ID Products reporting segment. The goodwill acquired as a result of the acquisitions of Hirsch of $21.9 million was allocated to the Hirsch reporting unit. During the third quarter of 2010, we completed the assignment of goodwill to various reporting units. Of the total goodwill of $26.2 million measured during the year, we assigned $16.9 million of goodwill to Multicard, $1.4 million to SCM, $3.7 million to Tagstar, $2.8 million to ACiG and $1.4 million to the Syscan reporting unit, as required by ASC 350. We performed our annual impairment test for the Hirsch reporting unit on December 1, 2009 (which was the only reporting unit to have recorded goodwill) and the fair value of the Hirsch reporting unit according to our Step 1 test exceeded the carrying value by approximately 10% and determined that there was no impairment of goodwill at that time. As of December 1, 2009, there were no potential events and/or changes in circumstances that were expected to occur which could have a negative effect on the key assumptions used in the Step 1 analysis. Additionally, as discussed in Note 6 to the financial statements included in this Form 10-Q, there were no impairment indicators during the three and nine months ending September 30, 2010.

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

Results of Operations

The comparability of our operating results in the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009 is impacted by our acquisition of Hirsch on April 30, 2009, our acquisition of Bluehill ID on January 4, 2010 and our acquisition of RockWest on April 14, 2010. Results of the Hirsch business have been included since May of 2009; results of the Bluehill ID business have been included in our results of operations since the beginning of 2010; and results of the RockWest business have been included since the middle of April 2010. During the third quarter of 2010, RockWest’s name was changed to Multicard U.S. and the business’s results are now included within results of the Multicard group.

Revenue

Summary information by business segment for the three and nine months ended September 30, 2010 and 2009 is shown below:

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)	2010	2009		2010	2009
ID Management:
Revenue	$12,231	$6,759	81%	$33,572	$11,332	196%
Gross profit	6,174	3,856		17,451	6,803
Gross profit %	50%	57%		52%	60%
ID Products:
Revenue	$11,065	$6,575	68%	$26,248	$18,118	45%
Gross profit	3,949	2,821		9,253	7,844
Gross profit %	36%	43%		35%	43%
Total:
Revenue	$23,296	$13,334	75%	$59,820	$29,450	103%
Gross profit	10,123	6,677		26,704	14,647
Gross profit %	43%	50%		45%	50%

Total revenue for the third quarter of 2010 was $23.3 million, up 75% compared with $13.3 million for the third quarter of 2009. For the first nine months of 2010, revenue was $59.8 million, up 103% compared with $29.5 million for the first nine months of 2009. The increase in both the third quarter and the first nine months of 2010 primarily was the result of incremental revenue from acquisitions as well as growth in our Hirsch and SCM Microsystems businesses during the periods. Incremental revenue from the acquired Bluehill ID and Multicard U.S. (formerly RockWest) businesses was approximately $8.0 million in the third quarter and $19.3 million in the first nine months of 2010, and incremental revenue from the acquired Hirsch business was approximately $8.7 million in the first nine months of 2010.

ID Management Segment Revenue. Business units in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. Our ID Management business units include Hirsch and Multicard, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our ID Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Revenue in our ID Management segment was $12.2 million in the third quarter of 2010, up 81% from $6.8 million for the third quarter of 2009, as a result of the inclusion of incremental revenue from the acquired Bluehill ID (Multicard group) and Multicard U.S. (formerly RockWest) businesses, as well as higher sales in our Hirsch business year over year. For the first nine months of 2010, revenue in our ID Management segment was $34 million, up 196% from $11.3 million in the first nine months of 2009, as a result of the inclusion of incremental revenue from the acquired Hirsch, Bluehill ID and Multicard U.S. businesses, as well as growth in our Hirsch business. For the third quarter and first nine months of 2010, the acquired businesses added approximately $4.7 million and $20.2 million, respectively, in incremental revenue. Within the Hirsch business, higher levels of activity related to security programs in the U.S. government sector resulted in a 8% increase in sales in the third quarter of 2010 compared with the same quarter of 2009.

Sales from our Multicard business remained stable overall in the third quarter, although project delays somewhat impacted the European Multicard businesses. During the third quarter, Multicard Netherlands shipped the first RFID labels related to an order from Rabobank to support the Dutch bank’s program allowing its 45,000 employees to make cashless payments using their mobile phones. Sales from our Multicard U.S. business grew approximately 25% in the third quarter compared with the previous quarter and Multicard U.S. was selected to provide equipment and systems for state and county programs to identify and coordinate first responders, patients and assets in case of emergency or pandemic events.

ID Products Segment Revenue. Business units in our ID Products segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. Business units in our ID Products business include SCM Microsystems, TagStar Systems, ACiG Technology and Syscan ID.

Sales in our ID Products segment were $11.1 million in the third quarter of 2010, up 68% from sales of $6.6 million in the third quarter of 2009. For the first nine months of 2010, ID Products sales were $26.2 million, up 45% from $18.1 million for the first nine months of 2009. The increase in both periods primarily was due to the inclusion of incremental revenues from the acquired Bluehill ID businesses, which include TagStar Systems, ACiG Technology, Arygon and Syscan ID, which contributed approximately $3.3 million in the 2010 third quarter and $7.8 million in the first nine months of 2010. Also driving the year over year increases were higher sales levels in our SCM business, which grew 22% in the third quarter of 2010 and 4% in the first nine months of 2010 compared with the same periods of the prior year as a result of approximately $2.5 million of revenue related to shipments of readers for the German electronic ID program. These shipments were related to SCM’s European business, which grew 45% in the 2010 third quarter compared with the same period of 2009. SCM’s U.S. sales decreased approximately 9% in the third quarter of 2010 compared with the previous year as a result of a shortage of semiconductors which prevented the shipment of some readers. SCM’s U.S. sales were up 4% in the first nine months of 2010 compared with the previous year. SCM sales in Asia relatively unchanged in the third quarter and first nine months of 2010 compared with the prior year. Record sales in our TagStar business also contributed to higher revenues in the ID Products segment in the third quarter.

Gross Profit

Gross profit for the third quarter of 2010 was $10.1 million, or 43% of revenue, compared to $6.7 million, or 50% of revenue in the third quarter of 2009. For the first nine months of 2010, gross profit was $26.7 million, or 45% of revenue, compared to $14.6 million, or 50% of revenue for the first nine months of 2009.

By segment, gross profit margin for our ID Management segment was 50% in the third quarter of 2010, compared to 57% in the third quarter of 2009. For the first nine months of 2010, ID Management gross profit margin was 52%, compared to 60% for the first nine months of 2009. ID Management gross profit margin in the 2010 periods was affected by unfavorable product mix in our European Multicard business, while gross profit margins in our U.S. Multicard and Hirsch businesses generally were stable.

Gross profit margin for our ID Products segment was 36% for the third quarter of 2010, compared to 43% in the third quarter of 2009. For the first nine months of 2010, ID Products gross profit margin was 35%, compared to 43% for the first nine months of 2009. Gross profit margin in the third quarter of 2010 was impacted by an unfavorable product mix in our SCM business and low margins in our TagStar and ACiG businesses. These factors and the effect of earlier inefficiencies associated with the start up of a new RFID inlay product manufacturing line in our TagStar business in the first quarter of 2010 impacted gross profit margin in the first nine months of 2010.

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

Research and Development

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)
	2010	2009		2010	2009
Expenses	$1,035	$1,252	(17)%	$3,513	$3,175	11%
Percentage of total revenues	4%	9%		6%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses for 2009 exclude the results of the Bluehill ID business, and for the nine-month period include only five months of expenses for the Hirsch business. Research and development expenses in the first nine months of 2010 include an additional four months of expenses for the Hirsch business and nine months of expenses for the Bluehill ID businesses that were not included in 2009.

Research and development expenses in the third quarter of 2010 were $1.0 million, or 4% of revenue, compared to $1.3 million, or 9% of revenue in the third quarter of 2009, a decrease of 17%. For the first nine months of 2010, research and development expenses were $3.5 million, representing 6% of revenue, up 11% from $3.2 million, or 11% of revenue for the first nine months of 2009. Additional research and development expenses related to the acquired businesses totaled approximately $0.3 million and $1.5 million in the third quarter and first nine months of 2010, respectively. Excluding the impact of these additional expenses, research and development expenses were 40% lower in the 2010 third quarter and 36% lower in the first nine months of 2010 as compared to same periods of 2009. Lower research and development expenses in the third quarter and first nine months of 2010 compared to the same periods of 2009 were due to cost reductions implemented in the first quarter of 2010, as well as lower development expenses in our Hirsch business for the development of Hirsch’s next generation of controllers. Cost reduction measures included consolidation of the Company’s two development facilities in India into one development center and headcount reductions associated with this consolidation, as well as other cost reductions across the Company.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)
	2010	2009		2010	2009
Expenses	$4,823	$3,795	27%	$14,877	$8,763	70%
Percentage of total revenues	21%	28%		25%	30%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant portion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for 2009 exclude the results of the Bluehill ID and Multicard U.S. (RockWest) businesses, and for the nine-month period include only five months of expenses for the Hirsch business.

Selling and marketing expenses were $4.8 million in the third quarter of 2010, or 21% of revenue, up 27% from $3.8 million in the third quarter of 2009, which represented 28% of revenue. For the first nine months of 2010, sales and marketing expenses were $14.9 million, representing 25% of revenue, up 70% from $8.8 million, or 30% of revenue for the first nine months of 2009. Sales and marketing expenses in the first nine months of 2010 include an additional four months of expenses for the Hirsch business, nine months of expenses for the Bluehill ID businesses and six months of expenses for the Multicard U.S. (RockWest) business that were not included in 2009. Higher sales and marketing expenses in 2010 were due to the inclusion of approximately $1.3 million and $6.6 million of additional expenses related to the acquired businesses in the third quarter and first nine months of 2010, respectively. Excluding the impact of these additional expenses, sales and marketing expenses decreased 6% in the third quarter and the first nine months of 2010 as compared to same periods in 2009 due to cost reductions implemented earlier in the year.

General and Administrative

(In thousands)	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
	2010	2009		2010	2009
Expenses	$5,341	$4,384	22%	$16,201	$10,706	51%
Percentage of total revenues	23%	33%		27%	36%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. General and administrative expenses for 2009 exclude the results of the Bluehill ID and Multicard U.S. (RockWest) businesses, and for the nine-month period include only five months of expenses for the Hirsch business.

General and administrative expenses in the third quarter and first nine months of 2010 included transaction costs of $0.3 million and $1.3 million, respectively, related to the acquisitions of Multicard U.S. (RockWest) and Bluehill ID, as well as other acquisition activity. In the first nine months of 2009, there were $2.7 million of transaction costs related to our merger with Hirsch and our acquisition of Bluehill ID, of which $0.8 million was recognized in the third quarter of 2009. Additionally, we recognized severance costs of $0.5 million in the 2009 third quarter.

In the third quarter of 2010, general and administrative expenses were $5.3 million, or 23% of revenue, compared to $4.4 million, or 33% of revenue in the third quarter of 2009, an increase of 22%. For the first nine months of 2010, general and administrative expenses were $16.2 million, representing 27% of revenue, up 51% from $10.7 million, or 36% of revenue for the first nine months of 2009. General and administrative expenses in the first nine months of 2010 include an additional four months of expenses for the Hirsch business, nine months of expenses for the Bluehill ID businesses and six months of expenses for the Multicard U.S. (RockWest) business that were not included in 2009. Higher general and administrative expenses in 2010 were the result of the inclusion of approximately $1.8 million and $7.3 million of additional expenses related to the acquired businesses in the third quarter and first nine months of 2010, respectively. Excluding the impact of these additional expenses, general and administrative expenses were 19% lower in the third quarter and 17% lower in the first nine months of 2010 as compared to the same periods of 2009 due to cost reduction measures implemented earlier in the year, which included salary reductions for executive officers, fee reductions for directors, headcount reductions and synergies achieved by consolidating certain administrative services and programs for U.S. employees.

Restructuring

We recorded zero and $0.3 million in restructuring costs in the third quarter and first nine months of 2010 related to the closure and consolidation of facilities as well as headcount reductions associated with consolidation under the cost reduction program initiated in the first quarter of 2010.

Gain on Sale of Assets

During the third quarter of 2009, we recorded a $1.2 million gain on the sale of our office building in India. During the first quarter of 2009, we recorded $0.2 million gain on the sale of certain non-core patents that were unrelated to our current business. No gain has been recorded in 2010.

Loss on Equity Investments

Net loss on equity investments of $0.2 million and $0.8 million for the third quarter and first nine months of 2009 relate to our share of the net losses of our equity method investment in TranZfinity and amortization of the differences between the Company’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment. Our investment in TranZfinity was determined to be impaired and written off in the fourth quarter of 2009. No loss on equity has been recorded in 2010.

Interest Expense, Net

Interest expense, net of $0.2 million and $0.7 million in the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.3 million in the three and nine months ended September 30, 2009, respectively, mainly consists of interest accretion expense for a liability to related party in the Hirsch business (which was pro-rated in the second quarter of 2009), offset by interest earned on invested cash during the respective periods. In addition, the third quarter and first nine months of 2010 also include interest paid on mortgage loan and line of credit facilities with the financial institutions.

Foreign Currency Gains (Losses), Net

We recorded foreign currency gains of $0.4 million in the third quarter of 2010, compared with foreign currency gains of $0.1 million in the third quarter of 2009. For the first nine months of 2010, we recorded foreign currency losses of $0.2 million, compared with foreign currency gains of $0.3 million in the first nine months of 2009. Changes in currency valuation in all periods presented were the result of exchange rate movements between the U.S. dollar and mainly the Euro and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items.

Income Taxes

For the three and nine months ended September 30, 2010, we recorded a net provision for income taxes of $39,000 and a net benefit for income taxes of $0.9 million, respectively. The income taxes recorded in the nine months period primarily resulted from accounting treatment following the acquisition of RockWest, under which deferred tax liabilities of $0.6 million were netted against the Company’s existing deferred tax assets, and a $0.6 million release of the Company’s valuation allowance was recorded in the second quarter of 2010.

For the three and nine months ended September 30, 2009, we recorded a net provision for income taxes of $0.4 million and a net benefit for income taxes of $1.3 million, respectively. The tax provision recorded in the third quarter of 2009 primarily resulted from the capital gains tax on the sale of our office building in India. The tax benefit recorded in the first nine months of 2009 primarily resulted from accounting treatment following the acquisition of Hirsch, under which deferred tax liabilities of $1.7 million were netted against the Company’s existing deferred tax assets, and a $1.7 million release of the Company’s valuation allowance was recorded.

Liquidity and Capital Resources

As of the nine months ended September 30, 2010, our working capital, which we have defined as current assets less current liabilities, was $2.4 million, compared to $4.1 million as of December 31, 2009, a decrease of approximately $1.7 million. The reduction in working capital for the first nine months of 2010 reflects a $13.2 million increase in accounts payable, accrued expenses and income taxes payable, the addition of a $0.5 million mortgage loan and line of credit payable to the bank, offset by a $10.7 million increase in accounts receivable, inventories, income taxes receivable and other current assets, as well as a $1.3 million increase in cash and cash equivalents.

Cash and cash equivalents were $6.2 million as of September 30, 2010, an increase of approximately $1.3 million compared to $4.8 million as of December 31, 2009 as a result of cash and cash equivalents acquired from the Bluehill ID and RockWest acquisitions, partially offset by cash used for acquisition, transition and integration activities.

The following summarizes our cash flows for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended September 30, 2010
Cash used in operating activities from continuing operations	$(4,753)
Cash used in operating activities from discontinued operations	(778)
Cash provided by investing activities	5,258
Cash provided by financing activities	1,844
Effect of exchange rate changes on cash and cash equivalents	(236)

Increase in cash and cash equivalents	1,335
Cash and cash equivalents at beginning of period	4,836

Cash and cash equivalents at end of period	$6,171

Significant commitments that will require the use of cash in future periods include obligations under operating leases, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.6 million and purchase and other contractual obligations were approximately $12.6 million at September 30, 2010. Total commitments due within one year were approximately $13.4 million and commitments due thereafter were approximately $4.9 million at September 30, 2010.

We currently expect that our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2010. We may, however, seek additional debt or equity financing. The sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended September 30, 2010. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

As of the end of the fiscal quarter ended September 30, 2010, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

In light of the amendments required to the Company's Form 8-K/A filed on March 16, 2010 to comply with Rule 8-04 of Regulation S-X, as filed on August 6, 2010, our principal executive officer and principal financial officer implemented additional measures ensure the effectiveness of our disclosure controls and procedures. Notwithstanding the foregoing, based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In the first quarter of 2010, we implemented a new enterprise resource planning (“ERP”) system. In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components or products from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent for any reason, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, each of which would adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

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

On January 4, 2010, we acquired Bluehill ID and on April 14, 2010 we acquired RockWest. Integrating the Bluehill ID and RockWest businesses into our business exposes us to certain risks. The combination of companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the acquired companies. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits expected from the transactions. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of acquired companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline.

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

Operational Risks

We have incurred and will incur significant expenses as a result of our acquisition strategy, which reduces the amount of capital available to fund our business.

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

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, which are reviewed on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. We cannot accurately predict the amount and timing of any impairment of assets.

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

We anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as national identity, e-government, e-health and others applications. We currently supply smart card readers, RFID stickers and identity management solutions for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. However, the timing of government smart card programs is not always certain and delays in program implementation are common. For example, while the German government had stated that it planned to distribute new electronic health cards to its citizens beginning in early 2009 and to put in place a corresponding network and card reader infrastructure during 2009, there have been significant delays in this program and as a result our anticipated sales of eHealth terminals for this program have not materialized. The delay of government projects in any country for any reason could negatively impact our sales.

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. For example, limited availability of certain semiconductor chips used in our TagStar and SCM Microsystems products had a negative impact in our sales during the first nine months of 2010. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 41% of our revenue for the first nine months of 2010 and 2009 was derived from customers located outside the U.S.

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

Over the past few years, the NASDAQ Stock Market and the Frankfurt Stock Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock, particularly in the U.S.;

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

•	litigation developments; and

•	general market downturns.

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

In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of Identive common stock, and warrants to purchase approximately 4.7 million shares of Identive common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our business combination with Bluehill ID on January 4, 2010, we issued approximately 15.3 million shares of Identive common stock as consideration for the outstanding shares in Bluehill ID that were tendered in the transaction. In connection with the acquisition of RockWest on April 14, 2010, we issued approximately 2.6 million shares of Identive common stock as consideration for the outstanding shares of RockWest stock. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 110,000,000 shares of common stock. As of November 8, 2010, 44,002,764 shares of common stock were outstanding, including 618,400 shares held in treasury.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of September 30, 2010, an aggregate of approximately 4.8 million shares of common stock was reserved for future issuance under all our stock option plans, of which 1.8 million shares were subject to outstanding options. In connection with our acquisition of Bluehill ID, we assumed the Bluehill Plans under which up to 2.1 million shares may be issued. In addition, in 2010 our Board of Directors and our stockholders approved the 2010 Bonus and Incentive Plan under which 3.0 million shares of common stock were reserved for equity-based awards under the plan, of which 80,885 shares were issued and outstanding as of September 30, 2010. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. Additionally, as of September 30, 2010, warrants to purchase approximately 4.9 million shares of Identive common stock were outstanding.

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

As of October 31, 2010, Mountain Partners AG, together with its affiliates and certain related parties, including BH Capital Management (collectively “Mountain Partners”), had the right to vote approximately 14% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder and current affiliate of Mountain Partners. As of October 31, 2010, Lincoln Vale owned and had the right to vote approximately 7% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale and also may be deemed to beneficially own, either directly or indirectly through limited partnerships, the Identive shares beneficially owned by Lincoln Vale. As of October 31, 2010, Ayman S. Ashour, our Chief Executive Officer and Chairman, and Lawrence Midland, a director and an Executive Vice President of Identive, held approximately 3% and 3%, respectively, of our common stock.

Accordingly, these directors and significant stockholders could each have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

Our listing on both the NASDAQ Stock Market and the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

Our common stock is listed both on the NASDAQ Stock Market and the Frankfurt Stock Exchange (“FSE”) and we typically experience the majority of our trading on the FSE. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the U.S. to events such as acquisitions, dispositions, one-time charges, any change in the status of our stock listing in Germany and higher or lower than expected revenue or earnings announcements. A significant positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Ayman S. Ashour, our Chief Executive Officer and Chairman, and specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

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

IDENTIVE GROUP, INC.

November 9, 2010	By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

November 9, 2010	By:	/S/ MELVIN DENTON-THOMPSON
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