Form 10-K
period 2010-12-31
IDENTIVE GROUP, INC.
filed 2011-03-07
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $47,876,909.

At March 1, 2011, the registrant had outstanding 48,275,702 shares of Common Stock, including 618,400 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identive Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2010

SCM, the Identive logo, @MAXX and CHIPDRIVE are registered trademarks of Identive Group, Inc.; ScramblePad, ScrambleProx and IDK are registered trademarks of Hirsch Electronics, LLC, and the Hirsch logo, the Velocity logo, ScrambleSmart, ScrambleSmartProx, MATCH, DIGI*TRAC, Hirsch Verification Station, RUU-201, MOMENTUM, BioSmart, Secure Success, Putting Digital Identities to Work, From Credential to Cloud, Presence as a Policy, We Secure Buildings, Upgrade to Hirsch, The Secure Decision, DigiLock, Rapid Deployment Kit, ScrambleNet, XBox, NET*MUX4, S*NET, X*NET, SNIB and SNIB2 are trademarks of Hirsch Electronics, LLC; ACiG, Card Express Service, MIR-RT, Multicard, Mybility, Syscan, Trustoffice, and TOM are foreign registered trademarks of affiliated companies. Other product and brand names may be trademarks or registered trademarks of their respective owners.

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” “Competition,” “Proprietary Information and Technology,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

PART I

ITEM 1.	BUSINESS

Overview of the Company

Identive Group, Inc. (“Identive,” the “Company,” “the group,” “we” and “us”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. We are comprised of a group of businesses with deep industry expertise and well-known global brands in their individual markets, which provide leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises, healthcare and consumers. Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. Our growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive expansion.

At the beginning of 2010, we acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on technologies within the high-growth RFID / contactless smart card technology and identity management markets. As a result of this business combination, we have adopted a new organizational structure, enhanced and broadened our management team, and changed the name of the Company from “SCM Microsystems, Inc.” to “Identive Group, Inc,” which reflects our focus on providing secure identification systems and solutions. Following the acquisition of Bluehill ID we also changed our stock trading symbols to reflect our new name. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

Through 2009 and prior to the business combination with Bluehill ID, we operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following our business combination with Bluehill ID, our Company’s organizational structure has changed, and we now operate in the following two business segments: Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Each business segment is comprised of two or more businesses that focus on specific markets and technologies.

•

The businesses in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our ID Management segment specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. Our ID Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our ID Management segment include Hirsch Electronics and Multicard.

•

The businesses in our ID Products segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity-based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within the ID Products segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Businesses in our ID Products segment include ACiG Technology, SCM Microsystems, Smartag, Syscan ID and TagStar Systems.

Sales from our ID Management segment accounted for approximately 56% of our total revenue in 2010 and 42% of our total revenue in 2009. Sales from our ID Products segment accounted for approximately 44% of our total revenue in 2010, 58% of our total revenue in 2009 and 100% of our revenue in 2008. Additional information about our results for the last three years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. See Note 15 of Notes to Consolidated Financial Statements in Item 8 below for further details about revenue and assets by region.

Each of the businesses within Identive conducts its own sales and marketing activities in the markets in which it competes, utilizing its own sales and marketing organization, and in most cases selling primarily through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or the Internet. Within our ID Management segment, the majority of sales in our Hirsch business are made through a dealer/systems integrator distribution channel. Businesses in our ID Products segment primarily sell to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers.

Our corporate headquarters are co-located with our Hirsch business headquarters in Santa Ana, California and our European operational headquarters are in Ismaning, Germany. We maintain facilities in Chennai, India for technology research and development and in Australia, Brazil, Canada, Europe, Hong Kong, Japan, Singapore and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the state of Delaware. Our corporate headquarters are located at 1900 Carnegie Avenue, Building B, Santa Ana, California 92705.

Recent Acquisitions

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.6 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.6 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date. Smartag’s operating results have been included in our consolidated results since November 19, 2010. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the company and FCI.

On April 14, 2010, we acquired RockWest Technology Group, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since April 14, 2010. RockWest was integrated into the Company’s Multicard business in September 2010 and changed its name to “Multicard U.S.”

On January 4, 2010, we acquired Bluehill ID, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of Identive common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of Identive common stock. Immediately following the close of the transaction, approximately 38% of the Company’s outstanding shares were held by the former Bluehill ID shareholders. Businesses acquired as part of the business combination with Bluehill ID include ACiG Technology, Arygon, Multicard, Syscan ID and TagStar Systems. Bluehill ID’s operating results have been included in our consolidated results since January 4, 2010.

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

Businesses within the Group

Currently, Identive is comprised of the following businesses and brands:

•

ACiG Technology. ACiG Technology is an independent supplier and value-added distributor of RFID and smart card integrated circuits, inlays, reader modules and other components. In parallel, through ACiG Brazil, ACiG is active in wireless/telecommunication, semiconductors and opto-electronics distribution. ACiG also is a primary sourcing partner for RFID components for other businesses within the group. ACiG leverages comprehensive market and technology know-how, expertise in virtual manufacturing and a direct business partnership with NXP, the leading semiconductor manufacturer in RFID and NFC (Near Field Communication). ACiG has operations in Europe (Germany), the U.S. and in Brazil. (www.acig-ag.com)

•

Hirsch Electronics. Hirsch designs, manufactures and sells security and identity management systems that integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards, and biometrics. Hirsch is the preferred access control vendor to some of the most recognized and demanding, security-conscious customers in the world. Hirsch is based in Santa Ana, California. (www.hirschelectronics.com)

•

Multicard. Multicard is a worldwide supplier of card solutions for secure identification programs, with in-house capabilities for credential issuance, personalization and fulfillment services for the consumer, government, education, healthcare and corporate markets. Multicard offers ID systems management and engineering services as well as full implementation and program management. Multicard is also a provider of enrollment, accreditation and program management solutions for government ID, emergency management and other commercial and corporate ID applications. Multicard operates in the U.S., Switzerland, Germany, the Netherlands and Australia, and serves various customer groups ranging from governments and municipalities, to commercial and industrial companies and non-governmental organizations. (www.multicard.com)

•

SCM Microsystems. SCM Microsystems is a provider of solutions for secure access, secure identity and secure exchange. SCM designs and manufactures a broad range of contact, contactless and mobile smart card reader and terminal technology, digital identity and transaction platforms that are utilized around the world to enable security and identification applications, transaction systems, eHealth- and eGovernment programs and physical access systems. Through its Arygon brand, SCM offers advanced RFID reader modules for physical and logical access, transit and event ticketing, payment, government ID, industrial, medical and NFC applications, as well as RFID cards, key fobs, wristbands, custom tags and NFC starter kits. SCM also offers a range of smart card-based security, productivity and time recording solutions for small and medium-size businesses under its retail CHIPDRIVE® brand. Additionally, SCM provides commercial digital media readers to the worldwide photo kiosk market. SCM serves its global customer base with headquarters in Germany and sales offices in the U.S., Tokyo, and Hong Kong as well as a research and development center in India. (www.scmmicro.com)

•

Smartag. Located in Singapore, Smartag is a leading producer of high frequency (HF) and ultra high frequency (UHF) RFID inlays and inlay-based solutions including labels and smart tags. Smartag’s ability to utilize multiple antenna technologies and designs provides the business with significant versatility in customizing solutions for different applications, including asset tracking, ticketing transactions, and secure mobile payments. (www.smartag.sg)

•

Syscan ID. Syscan ID (formerly Syscan International) is a producer of RFID ISO wand readers, also known as electronic id readers (EID) for livestock and other animal applications. The business is centered on animal ID, traceability, country of origin labeling (COOL) and age verification, as well as on industrial applications where a rugged RFID handheld reader is needed. Syscan ID also develops and customizes RFID readers and printer kits, offering complete mobile identification tools in the agriculture and industrial sectors. Markets are keyed to wherever livestock traceability and industrial tracking management is needed, which includes Europe, North America, South America and Australia. (www.syscan.com)

•

TagStar Systems. TagStar Systems is an RFID transponder manufacturer based in Germany with significant know-how in the design and manufacture of RFID inlays, which are purchased by specialist companies for conversion into event or venue cards or tickets, such as ski tickets, football games or concerts, and for transport tickets and passes. TagStar Systems’ particular skill is to cost-effectively combine and connect integrated circuit chips from NXP, Infineon, and others, with antennas into an inlay that can withstand the physical and environmental stresses in the applications in which their products are used. (www.tagstar-systems.de)

Need for Identification Systems

Individuals, businesses, governments, healthcare and educational institutions increasingly rely upon computer networks, the Internet and intranets for information, services and entertainment. The proliferation of and reliance upon electronic data and electronic transactions has created a greater need to protect the integrity of digital data, as well as to control access to electronic networks and the devices that connect to them. Organizations such as corporations, government agencies, financial institutions, banks and others are adopting higher security identification systems to protect and manage the use of their facilities, networks and digital data in addition to managing the access rights of customers, citizens and employees. Examples of such identification systems include large-scale, government-led national and military identification programs utilizing electronic ID cards, bank cards, and physical access control systems used to protect facilities, among others. Increasingly, such identification systems employ contactless technology for reasons of security, convenience and cost.

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

Market for RFID-based Information Systems

The market for RFID technology grew from $4.9 billion in 2007 to approximately $5.6 billion in 2009 (IDTechEx & ABI Research). For calendar year 2010 it is expected to grow by 16% and reach $6.1 billion according to ABI Research in their RFID Annual Market Overview. ABI Research’s longer term projections for the overall RFID market also remain positive with an estimated 11% compound annual growth rate (“CAGR”) through 2014, when the market is expected to approach $9.2 billion. A primary driver of RFID growth is the increase in programs being implemented by governments and companies to identify and control individuals and access. Government mandates are a significant driver of market growth, as they create the demand for effective and efficient ways to identify and track people, animals and goods. As organizations augment or expand their existing security systems, RFID technology also provides a convenient and cost effective way to extend authentication of users to multiple points in the systems, for example entry doors and PCs. Additionally, consumer-oriented entities are turning to RFID to facilitate and speed up payment, client identification and admission to a variety of events.

Among the markets in which high-value RFID identification systems can be employed, electronic payment and banking, government ID, access control and mass transit are expected to experience the most significant growth in the medium and long term.

Payment and Banking. As RFID technology has become more standardized and found wider consumer acceptance, banks and other financial institutions have begun to use it in advanced applications. Compared to many other forms of existing technology, RFID offers higher data transmission capacity and speed, improved convenience and additional security features that make it ideal for use in sensitive applications, such as contactless payment systems. Various financial institutions have begun issuing RFID-based contactless payment cards which will eventually replace cards containing only the conventional magnetic stripe. For example, MasterCard (Paypass), Visa (Contactless Visa) and others already have contactless payment systems in place. Similar contactless cards are being used in closed payment systems to purchase fuel (e.g., Mobil Paypass) and on college campuses for use in cafeterias, book stores, libraries, sporting events, concerts, exercise gyms, and similar venues.

Contactless payment cards offer improved security compared to conventional magnetic stripe-type bank, credit and debit cards, as the microchips on the cards include encryption algorithms and are, therefore, more difficult to copy or forge. Contactless payment cards also do not have to leave their owner’s possession, which reduces the likelihood that illicit imprints of the cards will be made and makes such cards more convenient to use. Finally, as a result of a legal change in the U.S. that makes signatures unnecessary for purchases of less than $25, contactless card-based payment has gained acceptance, since transactions using contactless payment cards are more quickly completed and therefore a distinct advantage for merchants and customers alike.

Government ID. The security benefits of RFID technology are well-suited for use in electronic passports, national ID cards and drivers’ licenses. RFID-enabled IDs (eID) and passports (ePassports) contain an embedded integrated circuit chip that is used to store and transmit identifying data, including optional biometric features such as pictures, fingerprints or iris scan information. Because ePassports are very difficult to forge and can store and quickly transmit a substantial amount of biometric information, they make it more difficult for people to travel under assumed identities and facilitate the processing of passengers at ports of entry. In 2003, the International Civil Aviation Organization (ICAO), a specialized agency of the United Nations that defines standards for electronic travel documents, selected contactless chips utilizing RFID as the standard for electronic passport technology. Many countries are also specifying the use of this technology for citizen identification cards, healthcare cards, drivers’ licenses as well as for transportation and port workers (TWIC), emergency responders, and other government employees. National ID programs are in process in Argentina, Belgium, Brazil, China, Egypt, Germany, India, Netherlands, Peru, Poland, Saudi Arabia, Serbia, South Africa, South Korea, Spain, Turkey, Venezuela, and others.

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

Mass Transit. In many areas of the world, contactless cards are used to pay fares and tolls in mass transit and highway systems have been the driving factor in consumer acceptance of contactless technology. Contactless cards have been introduced in many of the largest mass transit systems around the world, including the Sao Paolo transportation system, the Malaysian Road Toll System, the Singapore EZ Link, the Charlie Card in Boston, the Metro Card in Washington, DC and New York City, the Oyster card in London, and numerous others. Such cards reduce traffic congestion, improve efficiency and reduce the need for people to handle cash, thereby improving security. Many passengers find the cards more convenient to use than traditional tickets. In addition, such cards can be combined with contactless payment functions (for use in restaurants and convenience stores, for example) or loyalty systems, which further increases passenger convenience. Mass transit cards have historically accounted for the largest share of the contactless card market and have constituted the most practical and visible demonstration of the technology’s potential.

Convergence Trends

Within these markets, there are three important convergence trends that offer significant opportunity for companies that can address and leverage them with a combination of broad-based solutions and individual market expertise. These trends include (i) the integration of physical and logical access systems, (ii) the enhancement of smart cards with contactless technologies and (iii) the marriage of identification technologies with mobile communication.

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

A second convergence trend takes advantage of the enhancement of smart cards with contactless technologies. With the mass deployment of electronic passport schemes on a global basis, contactless smart chip technology has proven its maturity and reliability when incorporated in secure documents. As a result, other sovereign documents such as national IDs, military and other government-issued IDs, driver’s licenses, residence permits, weapon licenses and the like, are migrating to chip-based technology. The enhancement of chip-based cards with contactless technology is also a key feature in payment systems. In the financial industry, major credit card companies in many parts of the world are embracing contactless smart card technology as a more secure way to safeguard electronic transactions and address the problems of fraud, identity theft and protection of privacy, while increasing ease of use for their customers.

Finally, the marriage of identification technologies with mobile communication is transforming the way that consumers use mobile phones and other handheld devices by enabling new applications for communication, social interaction, and electronic transactions. With “smart device” capabilities, mobile phones and other devices enable consumers to purchase goods and services electronically and conveniently, while ensuring security through individual authentication of the user. In effect, the mobile phone becomes an electronic wallet that can handle payment and other secure transactions. Integration of contactless payment technology such as Near Field Communication (NFC) into mobile phones is expected to further spur demand for contactless technology over the next several years. According to the research firm Gartner Group, the number of consumers using mobile payment services via mobile phones and other devices is expected to grow from 32.9 million users in 2008 to 103.9 million in 2011. In 2011 the majority of these smart phones are expected to include built-in support for contactless RFID technology. IMS Research further predicts that shipments of NFC-enabled devices will increase dramatically in the next five years, with the launch of a number of NFC-enabled smartphones in 2011 helping the market to gain traction. Also, IMS projects that the use of NFC-enabled phones for payment, access, mass transit and ticketing also will boost market development over the next few years.

The Identification System Value Chain

To supply the various applications in the marketplace for RFID-based identification systems, a value chain has developed that comprises many steps and is fairly complex. As with other technology offerings in developing markets, many small players have emerged to supply the different components of a system. The majority of contactless identification systems consist of three components: (i) a transponder — which acts as a data carrier and may be in the form of a smart card, tag, key fob or label, (ii) a reader and (iii) a software system.

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

Our Specific Opportunity: How We Address Opportunities in the Information System Value Chain

We believe that there is a significant opportunity to build a global, market-leading business that is capable of providing multiple areas of the RFID-based information system value chain and to address high-growth markets, including those experiencing technology convergences. We are actively pursuing a strategy of investing along the RFID-based value chain in order to acquire best practice companies at all production levels and combine their strategic and technical organizations, in order to create a market leading position in this segment of the information system market.

Through our current group of businesses and by executing our acquisition strategy, we aim to provide offerings that are broadly applicable and also integrated along many stages of the RFID-based identification system value chain, enabling customers and partners to turn to a single source to meet many of their needs for identification-based products and services.

Through our technology research and development center in Chennai, India and our group of businesses, we currently address initial coverage of several important areas of the RFID-based identification systems value chain:

Segment of the Value Chain	Our Coverage
Silicon chip components and wafers	ACiG Technology — has a direct business partnership with NXP, the leading semiconductor manufacturer in RFID and NFC.

Antennae	Smartag and TagStar — expertise in antenna design and material packaging in HF and UHF.

Identive Technology Development Center in India — expertise in antenna design in LF and HF for passports, readers, and desktop applications.

Inlay production	ACiG Technology — supplier and value-added distributor of RFID and smart card ICs, inlays and other components. Sourcing partner for Bluehill ID providing other companies within the group with RFID components.

Smartag and TagStar — know-how in the design and manufacture of RFID inlays for cards used in ski applications, industrial and medical applications, event and transportation tickets and passes, secure mobile payments and custom applications.

Readers	SCM Microsystems — leading supplier of smart card readers and components for PCs, networks, physical facilities and authentication programs. SCM-branded products include both contact and contactless smart card readers and terminals, USB tokens and ASICs. Arygon-branded products include advanced RFID reader modules for a range of applications. CHIPDRIVE-branded products include small office productivity packages.

ACiG Technology — supplier and value-added distributor of RFID reader modules.

Syscan ID — producer and supplier of RFID mobile wand readers (electronic ID readers) for livestock and industrial applications.

Card Personalization /Secure Printing Houses	Multicard (Australia, Switzerland) — suppliers of multi-functional smart card solutions for secure identification programs. In-house capabilities for credential issuance, personalization and fulfillment services for the consumer, government and corporate markets. Provider of online enrollment services and portable biometric data capture equipment for enrollment of ePassport and other government and corporate ID applications.

ID System Software and Interfaces	Multicard (Germany, Netherlands, Australia) — worldwide supplier of multi-functional smart card solutions for identification programs and for payment, stadiums, and ticketing/voucher/loyalty systems. A supplier of hardware and software for ID/key management, database management, archiving, transaction processing, and reporting.

Multicard (U.S.) — full-service identification and security provider that supplies photo-identification, credential issuance, emergency management solutions and electronic security systems to the education, government, gaming and healthcare markets.

Hirsch — leading provider of security and identity management systems that integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards, and biometrics.

In addition to covering the key technologies in the identification systems value chain, we also address key vertical markets that require identification-based technologies, including local, state and national governments, education, critical infrastructure, financial and healthcare. To address these markets, we have organized our group businesses to focus on two main segments, ID Management and ID Products. Together, our ID Management and ID Products technologies and solutions place us in a unique position to address the requirements of key identification markets, including technology convergence trends.

Each of these trends has important implications in its respective markets, giving rise to competitive advantage for companies that not only can talk about the convergences but can also deliver them. Within our group of businesses, we have North American leaders in physical and logical access systems in Hirsch and SCM Microsystems, respectively. We have a global leader in contact readers applied to PCs and networks in SCM Microsystems and a leader in smart card applications in Germany, the U.S. and Australia, in Multicard. Through Multicard Netherlands, we also provide mobile applications and services to governments and financial institutions to facilitate cashless payments. In short, the group provides identification and authentication solutions for applications ranging from security to asset tracking to transaction processing, for mobile and fixed installations, through multiple offerings and at different stages of the value chain.

Additionally, a primary component of our strategy is to increase our coverage of the RFID-based identification systems value chain through mergers and acquisitions and to gradually extend our products, solutions and services to address our target vertical markets.

Customers

In our Hirsch and SCM Microsystems businesses, the U.S. government is an important customer for us. A majority of our sales to U.S. government entities or programs are made through our indirect sales network, which assumes the direct contracting risk associated with government orders. Sales made by our business units directly to U.S. government entities are normally priced using published General Service Administration schedules and are not negotiated as individual contracts. As a result, we are not subject to any material risk of renegotiation or termination at the election of these government entities. Across all of our businesses, a significant part of our revenues also come from local governments, large enterprises, public utilities and other critical infrastructure, data centers and the healthcare, education, communications, finance, transportation and manufacturing markets. Prior to our merger with Hirsch, sales to a relatively small number of customers historically accounted for a significant percentage of the Company’s total sales. Sales to our top ten customers accounted for approximately 24% of total revenue in 2010, 42% of total revenue in 2009 (which includes sales made by the Hirsch business in the last eight months of 2009), and 58% of total revenue in 2008. In 2010 and 2009, no customer accounted for more than 10% of the Company’s total revenue. In 2008, Tx Systems, Inc. and Flextronics America, LLC (formerly Solectron) each accounted for more than 10% of the Company’s total revenue. We believe that the greater diversity of our customer base following our business combination with Bluehill ID and our acquisition of RockWest and Smartag has offset our dependence on a limited number of customers in our SCM Microsystems and Hirsch business areas. However, the loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with our products, changes in customer buying patterns, or market, economic or competitive conditions in the digital information security business, could still impact our business and operating results.

Sales and Marketing

For the majority of our sales, we utilize a multi-tiered sales organization consisting of OEMs, distributors, dealers/system integrators, value-added resellers, resellers and the Internet. Across all our businesses, we sell both directly and indirectly and our sales staff solicits prospective channel partners and customers, provides technical advice and support with respect to our products and works closely with customers, distributors and OEMs. In a number of our businesses we utilize authorized dealers or resellers who in turn resell and install our products, and who are trained by the individual businesses. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs.

Seasonality

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. During 2010, semiconductor shortages have at times constricted our ability to fulfill demand from our customers in our SCM and TagStar businesses, and if semiconductor supply does not become stable, sales at SCM, TagStar or other Identive businesses could continue to be affected in future periods. Additionally, our dependence on a small number of customers in our ID Products segment may result in any given period in additional variability in our revenues. Further, in our U.S. Multicard business, demand is affected by local and state government cycles as well as educational calendars, and therefore is typically strongest in the summer months and weakest in the fourth quarter.

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

Research and Development

We have made substantial investments in research and development (“R&D”), particularly in the areas of smart card-based physical and network access devices, physical access controllers, readers and security management software, inlays, software systems, and digital connectivity and interface devices. We will continue to invest in R&D that advances key areas of our business. To ensure the effective use of R&D resources within each of our businesses and to facilitate sharing of technologies and expertise between businesses, we have appointed an Executive Vice President of Technology and Product Management. Within each business and as needed between businesses, our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new products that incorporate the latest technological advances. Our future success will depend upon our ability to develop and to introduce new products that keep pace with technological developments and emerging industry standards while addressing the increasingly sophisticated needs of our customers.

We focus the bulk of our R&D activities on the development of products for new and emerging market opportunities. R&D expenses were approximately $4.7 million in 2010, $4.3 million in 2009 and $3.1 million in 2008. The majority of our R&D activities for smart card readers, ePassport readers and digital media reader products occurs in India; the majority of R&D activities for our Hirsch products occurs in California; the majority of R&D activities for inlays occur in Sauerlach, Germany and Singapore; and the majority of R&D activities for card and payment software systems occurs in Villingen, Germany and Rotterdam, the Netherlands. As a result of the acquisition of Bluehill ID, we added a second development center located in Chennai, India, which we consolidated into our existing development operations during 2010 in order to lower operating costs.

Manufacturing and Sources of Supply

For the most part, we utilize the services of contract manufacturers in various countries around the world to manufacture our products and components. In general, each business within the group manages its own manufacturing activities. Our Hirsch products are manufactured primarily in California, using locally sourced components. Our SCM-branded smart card reader and digital media reader products and components are manufactured in Singapore and China and SCM is certified to the ISO 9001:2000 quality manufacturing standard. Products and components for SCM’s Arygon-branded smart card readers and ePassport readers are manufactured in Germany and India. Our inlay products are manufactured and assembled by Smartag’s internal manufacturing organization in Singapore using locally sourced components and by TagStar’s internal manufacturing organization in Sauerlach, Germany, using components sourced both locally and in Asia.

Each of our businesses has a formal quality control program to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, our companies may work with suppliers to improve process control and product design.

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

Following our business combination with Bluehill ID, we have worked to expand the application of a global sourcing strategy that was originally implemented by ACiG Technology for the Bluehill ID companies to serve all the businesses within the group. We believe our global sourcing strategy will enable us to achieve economies of scale and uniform quality standards for our products, and to support gross margins.

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

Investment Companies. We also consider all industrial and investment companies pursuing consolidation strategies in the RFID sector with a similar business model to ours to be competitors. A large number of companies are active in the classical investment business with emphasis on the acquisition, holding and sale of companies. Additionally, private investors, venture capital companies, private equity firms, hedge funds and strategic investors can represent competition to us on specific, single investments. Additionally, the identification market and in particular, RFID continue to attract significant investments from venture capital firms. A number of private equity companies have also made investments in RFID, including Invision (Switzerland), Iris (France), DEWB, Cornerstone Capital and Ventizz (Germany), Pod Holding (Sweden), as well as One Equity Partners and several other U.S.-based private equity houses.

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

We own approximately 30 patent families (designs, patents, utility models and exclusive licenses) comprising a total of 120 individual or regional filings, covering products, mechanical designs and ideas for our various businesses. None of our patents are material to our business. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices.

Employees

As of December 31, 2010, we had 387 full-time employees. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Santa Ana, California and European operational headquarters in Ismaning, Germany. The Company and our individual businesses also maintain leased facilities in Australia, Brazil, Canada, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Switzerland and the U.S. We consider these properties as adequate for our business needs.

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

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). Our Internet address is www.identive-group.com. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described in these risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

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

The markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products and solutions through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards continue to evolve. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts. For example, a significant portion of our revenues results from the sale of access control panels that include certain design elements that are more than a decade old. These controllers are typically used in a network architecture that may become outdated or obsolete. If a product is deemed to be obsolete or unmarketable, then we might have to reduce revenue expectations or write down inventories for that product. We may also lose market share.

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

Our acquisition strategy and strategic investments expose us to significant risks.

A significant component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. This acquisition strategy exposes us to significant risks, including possible dilution of stockholder value, disruption to our business, difficulty in integrating acquired businesses and failure to realize the benefits we expect from strategic transactions. Occurrence of any of these risks could harm our operating results.

Integrating acquired businesses into our business exposes us to certain risks. The combination of companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices and operations of the acquired companies. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt our businesses and, if implemented ineffectively, preclude realization of the full benefits expected from the transactions. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of acquired companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline.

Any future acquisition could expose us to additional significant risks, including, without limitation:

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

Additionally, we have in the past acquired or made, and from time to time in the future may acquire or make, investments in companies, products and technologies that we believe are complementary to our existing businesses, products and technologies. These investments may not yield positive results. For example, on October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, Inc., a privately held entity, pursuant to which we purchased 33.7% of the outstanding shares of TranZfinity common stock for an aggregate purchase price of $2.5 million. During the fourth quarter of 2009, we determined that the value of our investment in TranZfinity was impaired and we recorded a charge for the impairment to write-off 100% of our investment and our proportionate losses realized by TranZfinity of $2.2 million.

We may not recognize anticipated benefits from the strategic disposition or divestiture of portions of our business.

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

We have incurred, and will continue to incur, significant expenses related to our acquisition strategy, including our acquisition of Hirsch in April 2009, our business combination with Bluehill ID in January 2010, our acquisitions of RockWest in April 2010 and Smartag in November 2010 and possible future acquisitions. These expenses include investment banking fees, legal fees, accounting fees, printing and mailing of stockholder materials, integration and other costs, as well as past and possible future outlays of cash. There may also be unanticipated costs related to our acquisition strategy on an ongoing basis, including expenditures on acquisition opportunities that do not result in completed transactions. As a result, the capital available to fund our activities has been and is expected to be further reduced. If we are unsuccessful in securing sufficient sales from established markets or in generating sufficient new revenues from emerging markets, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements at least through the end of 2011. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

We have incurred operating losses and may not achieve or maintain profitability.

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

Sales to a relatively small number of customers historically have accounted for a significant percentage of our revenues. We believe that the addition of customers and markets from our Hirsch, Bluehill ID, RockWest and Smartag acquisitions has improved the diversity of our customer base and reduced our reliance on a small number of customers in our business overall. However, in our ID Products business, we expect that a small number of customers will continue to account for a significant percentage of sales in any given period, for the foreseeable future. The loss of a customer or reduction of orders from a significant customer, including those due to product performance issues, changes in customer buying patterns, or market, economic or competitive conditions in our market segments, could significantly lower our revenues in any period and would increase our dependence on a smaller group of our remaining customers. Variations in the timing or patterns of customer orders could also increase our dependence on other customers in any particular period. Dependence on a small number of customers and variations in order levels period to period could result in decreased revenues, decreased margins, and/or inventory or receivables write-offs and otherwise harm our business and operating results.

Our business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are a primary target for our ID Management business, as higher security systems employing smart card, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance.

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. For example, limited availability of certain semiconductor chips used in our TagStar and SCM Microsystems products had a negative impact in our sales during 2010. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

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

Products such as SCM Microsystems’ smart card readers, Hirsch’s access control panels and our RFID inlays may contain defects for many reasons, including defective design or manufacture, defective material or software inoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

We provide warranties on certain product sales, which range from 12 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

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

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development efforts to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Australia, Brazil, Canada, Germany, Hong Kong, India, Japan, the Netherlands, Singapore, Switzerland and the U.S. We also must manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 45% of our revenue in 2010 and 40% of our revenue in 2009 was derived from customers located outside the U.S.

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

Identive common stock has historically traded at a very low volume. The market price of Identive common stock could decline as a result of the large number of securities that have been issued to former shareholders of acquired companies, which currently are eligible for sale or will become exercisable for shares of Identive common stock in the future.

The new shares of Identive common stock issued as consideration in connection with the acquisition of Hirsch became freely saleable on January 30, 2010 and the warrants to purchase shares of Identive common stock will be exercisable for a two-year period beginning on April 30, 2012. The new shares of Identive common stock issued to former Bluehill ID shareholders in connection with the business combination with Bluehill ID are unrestricted and can be freely traded. The new shares of Identive common stock issued to RockWest are subject to a 24-month lock-up period which ends April 13, 2012. Consequently, a substantial number of additional shares of Identive common stock have recently become, or in the future will become available for resale in the public market. Stockholders of Identive and former shareholders of Hirsch, Bluehill ID or RockWest may not wish to continue to invest in the operations of the Company or may wish to dispose of some or all of their interests in Identive. Sales of substantial numbers of shares of both the newly issued and the existing Identive common stock in the public market could adversely affect the market price of our stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

In connection with the acquisition of Hirsch on April 30, 2009, after giving effect to the acquisition, we issued approximately 9.4 million shares of Identive common stock, and warrants to purchase approximately 4.7 million shares of Identive common stock, as consideration for the outstanding shares of Hirsch common stock. In connection with our business combination with Bluehill ID on January 4, 2010, we issued approximately 15.3 million shares of Identive common stock as consideration for the outstanding shares in Bluehill ID that were tendered in the transaction. In connection with the acquisition of RockWest on April 14, 2010, we issued approximately 2.6 million shares of Identive common stock as consideration for the outstanding shares of RockWest stock. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 110,000,000 shares of common stock. As of March 1, 2011, 48,275,702 shares of common stock were outstanding, including 618,400 shares held in treasury.

In 2007, our Board of Directors and our stockholders approved our 2007 stock option plan, under which, as amended in October 2009, options to purchase 3.5 million shares of our common stock may be granted. As of December 31, 2010, an aggregate of approximately 2.4 million shares of common stock are reserved for future option grants and 1.8 million shares are reserved for future issuance pursuant to outstanding options under 2007 stock option plans. In connection with our acquisition of Bluehill ID, we assumed the Bluehill Plans under which up to 2.1 million shares may be issued. In addition, in 2010 our Board of Directors and our stockholders approved the 2010 Bonus and Incentive Plan under which 3.0 million shares of common stock were reserved for equity-based awards under the plan, of which 98,697 shares were issued and outstanding as of December 31, 2010. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. Additionally, as of December 31, 2010, warrants to purchase approximately 9.0 million shares of Identive common stock were outstanding.

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

Immediately following our respective acquisitions of Hirsch and Bluehill ID, the former Hirsch shareholders beneficially owned approximately 37% and the former Bluehill ID shareholders beneficially owned approximately 38% of Identive’s common stock. Accordingly, the former Hirsch and Bluehill ID shareholders hold significant influence over the outcome of any corporate transaction or other matter submitted to the Identive stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of Identive’s assets or any other significant corporate transaction, such that such former shareholders of Hirsch or Bluehill ID, acting together, could delay or prevent a change of control of Identive, even if such a change of control would benefit our other stockholders. The interests of the former Hirsch and Bluehill ID shareholders may differ from the interests of other stockholders. We are not, however, aware of any voting agreements among any of the former Hirsch or Bluehill ID shareholders at this time.

Several of our directors directly or indirectly hold significant amounts of our common stock, and each of them could have significant influence over the outcome of corporate actions requiring board and stockholder approval, respectively.

As of March 1, 2011, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 15% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of March 1, 2011, Lincoln Vale owned and had the right to vote approximately 7% of the outstanding shares of our common stock. Dr. Hans Liebler, one of our directors, is a partner of Lincoln Vale. As of March 1, 2011, the directors and officers of Identive Group collectively held approximately 8% of our common stock.

Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

Our listing on both the NASDAQ Stock Market and the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

Our common stock is listed both on the NASDAQ Stock Market and the Frankfurt Stock Exchange (“FSE”) and we typically experience the majority of our trading on the FSE. Because of this, factors that would not otherwise affect a stock traded solely on the NASDAQ Stock Market may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the U.S. to events such as acquisitions, dispositions, one-time charges, any change in the status of our stock listing in Germany and higher or lower than expected revenue or earnings announcements. A significant positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general or downturns on the Frankfurt Stock Exchange specifically, regardless of the NASDAQ Stock Market conditions, also could negatively impact our stock price.

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

Our corporate headquarters are co-located with our Hirsch business headquarters in Santa Ana, California, where we lease approximately 34,599 square feet pursuant to a lease agreement that expires in November 2012. Our European operational headquarters are in Ismaning Germany, where we lease approximately 22,000 square feet pursuant to a lease agreement that expires in November 2013. We also lease a 2,100 square foot sales and marketing facility in Japan, pursuant to a lease agreement that expires in March 2012. We lease a research and development facility of approximately 17,600 square feet in Chennai, India. We consider these properties as adequate for our business needs.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s Global Market under the symbol “INVE” and on the Frankfurt Stock Exchange under the symbol “INV.” According to data available at March 1, 2011, we estimate we had approximately 10,000 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	NASDAQ National Market		Prime Standard (Quoted in Euros)
	High	Low	High	Low
Fiscal 2010:
First Quarter	$2.49	$1.45	€1.76	€1.13
Second Quarter	$1.92	$1.55	€1.41	€1.26
Third Quarter	$1.86	$1.40	€1.33	€1.13
Fourth Quarter	$2.65	$1.82	€1.87	€1.30

Fiscal 2009:
First Quarter	$2.88	$1.97	€2.08	€1.48
Second Quarter	$3.20	$2.13	€2.01	€1.50
Third Quarter	$2.92	$2.04	€1.98	€1.47
Fourth Quarter	$3.00	$2.37	€2.02	€1.60

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2005, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2005 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $3.42 per share, the closing price on December 31, 2005.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	Identive Group	NASDAQ Composite	RDG Technology
Dec-05	$100.00	$100.00	$100.00
Dec-06	90.94	111.74	109.07
Dec-07	97.66	124.67	125.31
Dec-08	65.79	73.77	71.12
Dec-09	69.30	107.12	114.36
Dec-10	73.68	125.93	129.26

Recent Sales of Unregistered Securities

In November 2010, we issued an aggregate of 87,928 shares in an exchange with former holders of Bluehill ID AG shares. The shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act and Regulation S thereunder.

On December 1, 2010, we issued an aggregate of 150,000 shares under a previously disclosed earnout agreement assumed in the Bluehill ID AG transaction. The shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act and Regulation S thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table below has been restated to account for the sale of our DTV solutions business in fiscal 2006 and the sale of our retail Digital Media and Video business in fiscal 2003, with both businesses accounted for as discontinued operations. 2009 figures include eight months of operating results for Hirsch, which was acquired on April 30, 2009. 2010 figures include approximately 12 months of operating results for the businesses within Bluehill ID, which was acquired on January 4, 2010; approximately nine months of operating results for RockWest (Multicard U.S.), which was acquired on April 14, 2010; and approximately one month of operating results for Smartag, which was acquired on November 19, 2010.

IDENTIVE GROUP, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$84,843	$41,315	$28,362	$30,435	$33,613
Cost of revenue	47,485	21,971	15,358	17,145	21,024

Gross profit	37,358	19,344	13,004	13,290	12,589

Operating expenses:
Research and development	4,715	4,253	3,118	2,408	2,673
Selling and marketing	20,375	12,886	7,875	5,092	5,432
General and administrative	21,809	16,431	11,063	9,990	11,440
Amortization of intangibles	—	—	—	272	666
Impairment of intangibles	—	647	—	—	—
Restructuring	337	—	—	—	1,120
Gain on sale of assets	—	(1,417)	(1,455)	—	—

Total operating expenses	47,236	32,800	20,601	17,762	21,331

Loss from operations	(9,878)	(13,456)	(7,597)	(4,472)	(8,742)
Loss and impairment on equity investments	—	(2,244)	(256)	—	—
Other income	264	—	—	—	—
Interest (expense) income, net	(865)	(487)	757	1,639	1,350
Foreign currency gains (losses), net	(234)	76	(2,638)	(346)	(225)

Loss from continuing operations before income taxes and noncontrolling interest	(10,713)	(16,111)	(9,734)	(3,179)	(7,617)
Benefit (provision) for income taxes	345	1,549	(752)	(113)	(73)

Loss from continuing operations	(10,368)	(14,562)	(10,486)	(3,292)	(7,690)
Gain from discontinued operations, net of income taxes	220	383	376	1,371	8,732
Consolidated net loss	(10,148)	(14,179)	(10,110)	(1,921)	(1,042)
Less: Net loss attributable to noncontrolling interest	630	—	—	—	—

Net loss attributable to Identive Group, Inc.	$(9,518)	$(14,179)	$(10,110)	$(1,921)	$1,042

Basic and diluted loss per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.23)	$(0.66)	$(0.66)	$(0.21)	$(0.49)
Income from discontinued operations	$0.01	$0.02	$0.02	$0.09	$0.56
Net loss	$(0.22)	$(0.64)	$(0.64)	$(0.12)	$0.07
Weighted average shares used to compute basic and diluted loss per share	42,722	22,047	15,743	15,725	15,638

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,799	$4,836	$20,550	$32,444	$36,902
Working capital(1)	9,305	4,114	23,931	34,027	31,967
Total assets	125,985	64,571	41,138	48,564	51,355
Total stockholders’ equity	79,804	37,940	28,126	37,039	35,318

(1)	Working capital is defined as current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At the beginning of 2010, we acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on technologies within the high-growth RFID / contactless smart card technology and identity management markets. As a result of this business combination, we have adopted a new organizational structure, enhanced and broadened our management team, and changed the name of the Company from “SCM Microsystems, Inc.” to “Identive Group, Inc,” which reflects our focus on providing secure identification systems and solutions. Following the acquisition of Bluehill ID we also changed our stock trading symbols to reflect our new name. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

Through 2009 and prior to the business combination with Bluehill ID, we operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following our business combination with Bluehill ID, our Company’s organizational structure changed, and we now operate in the following two business segments: Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Each business segment is comprised of two or more businesses that focus on specific markets and technologies.

•

The businesses in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our ID Management segment specialize in the design, manufacturing, supply and servicing of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. Our ID Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our ID Management segment include Hirsch and Multicard. Sales in this segment are typically made to high level dealer / integrators, and less frequently, directly to end users.

•

The businesses in our ID Products segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within the ID Products segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Businesses in our ID Products segment include ACiG Technology, SCM Microsystems, Smartag, Syscan ID and TagStar Systems.

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

•

We derive revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. We recognize revenue from the sale of hardware products pursuant to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations related to the sale of hardware products, outside of our standard product warranty. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of our hardware products are bundled with our software products. In such arrangements, both the software and hardware products are delivered simultaneously. We account for software sales in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by Identive is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASC 605-25, Multiple Element Arrangements. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are considered delivered elements and no undelivered elements exist.

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

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

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

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Our reporting units are the Hirsch and Multicard businesses in the ID Management reporting segment, and the SCM, Tagstar (which also includes Smartag business), ACiG and Syscan businesses in the ID Products reporting segment.

•

We evaluate our long-lived assets and certain identifiable intangibles for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

•

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, ASC Topic 805 — Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805, Business Combinations (“ASC 805”). This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact our consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-28, ASC Topic 350 — Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of ASU 2010-28 is not expected to have an impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”),

which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

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

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. We adopted the provisions of ASU 2009-14 and ASU 2009-13 effective January 1, 2011 and are currently assessing the effects that ASU 2009-14 and ASU 2009-13 will have on are consolidated results of operations and financial condition.

Recent Acquisitions

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.6 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.6 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date. Smartag’s operating results have been included in our consolidated results since November 19, 2010. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the Company and FCI.

On April 14, 2010, we acquired RockWest Technology Group, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since April 14, 2010. RockWest was integrated into the Company’s Multicard business in September 2010 and changes its name to “Multicard U.S.”

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

Through our January 2010 acquisition of Bluehill ID, we are able to provide identification and authentication solutions for applications ranging from security to asset tracking to transaction processing for mobile and fixed installations. The acquisition of Bluehill ID further increased our revenue base and our scale to enable us to participate in additional parts of the secure identification market. Following the acquisition, Ayman S. Ashour, Chief Executive Officer of Bluehill ID, joined the Board of Directors of the Company and now serves as our Chairman and Chief Executive Officer. Daniel S. Wenzel, a former director of Bluehill ID, also joined our Board. Three other executives from Bluehill ID also joined the management team of the Company following the transaction, including Melvin Denton-Thompson, who serves as our Chief Financial Officer; John S. Rogers, who serves as Executive Vice President Transition Management and Acquisition Integration; and Joseph Tassone, who serves as Executive Vice President Technology and Product Management. The new management from Bluehill ID has extensive expertise in identifying acquisition candidates, executing mergers and acquisitions and successfully integrating acquired businesses.

Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. We pursue majority investments and acquisitions that drive consolidation in the rapidly growing, yet highly fragmented markets for identification-based technologies. Our aim is to rapidly establish Identive as a leading company in the identification and identity management markets. At the corporate level, we provide strategic guidance, operational support and market expertise to facilitate sharing of technology and resources across the group and help our individual business units expand and compete more effectively in the global marketplace.

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

Trends in our Business

Sales Trends

While the global economic situation continues to influence budget allocations, capital purchases and the spending decisions of our customers, we believe that the broad cautionary environment we experienced through 2009 became more stable during 2010. While growth in some markets appears to remain constricted due to ongoing economic uncertainty, in general we believe that normal demand patterns have resumed, driven by technological advancements and the need for more and better security systems.

Our sales increased 105% in 2010 compared with 2009, primarily as a result of the inclusion of revenue from the acquired Hirsch, Bluehill ID, Multicard U.S. (formerly RockWest) and Smartag businesses, as well as organic growth of 10%, fueled by strong U.S. government sales from Hirsch throughout the year and several large citizen ID program orders for our SCM readers in the second half of 2010.

Sales in the Americas. Sales in the Americas accounted for 55% of revenue in 2010. Sales of products and systems for programs within various U.S. government agencies comprise the bulk of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business, sales of integrated physical access control systems and other solutions have been strong in each of the last several quarters, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”). We believe that this higher level of activity will continue until various agencies reach compliance with applicable directives and standards, a process that is still in the early stages. During the eight-month period May through December 2010, the higher level of activity related to U.S. government security programs resulted in a 15% increase in Hirsch sales compared with the same period of 2009 (which corresponds to the months following our acquisition of Hirsch).

In our SCM Microsystems business, sales of smart card reader products for PC and network access by military and other federal employees increased in 2010 compared with 2009, despite the negative impact of a shortage of semiconductor components for some products in the second and third quarters of 2010. Sales from our Multicard U.S. business in 2010 reflected continued demand for identity management solutions from the local and state government and education markets. Sales from our ACiG business in the Americas increased significantly during the course of the year, although from a small base, in response to demand for RFID inlays and other products for transportation, payment, library tracking and other applications, as well as an increased focus on addressing the RFID market in Brazil.

Sales in Europe. Sales in Europe accounted for 35% of revenue in 2010. In the second half of the year, SCM shipped approximately 380,000 IT security kits that included secure card readers to fulfill orders related to the German government’s implementation of a new electronic citizen ID card. The largest of these orders was through our German Multicard business, which was selected by Germany’s Federal Ministry of the Interior to act as project manager for the distribution of several hundred thousand German electronic ID readers, along with application software and related services. The security kits generated revenue of approximately $5.5 million in late 2010. Shipments to fulfill remaining orders are expected to continue over the next nine months which will generate additional revenue. In our Multicard Netherlands business, major business drivers in 2010 included sales of additional products and services to existing customers for transportation, government ID and cashless payment applications, as well as new customer programs such as the NFC-sticker for cashless payments using mobile phones in cooperation with Rabobank. In our Tagstar business, revenues increased significantly during the course of the year, driven by demand for RFID inlays and other products for a variety of applications, including cashless payments, ticketing for transit systems and ski resorts, secure tracking of pharmaceutical products, library tracking and electronic authentication and tracking rental vehicles. Increasing sales levels were supported by the increased capacity that TagStar had installed at the beginning of the year and were slightly offset by a continued shortage of some semiconductor components in the middle of the year.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 10% of revenue in 2010. Sales of smart card reader technology in 2010 benefitted from investments made in our SCM business to form distribution partner relationships and build sales resources in Asia. During the third and fourth quarters, SCM shipped readers to China Unicom, one of China’s top three mobile phone service providers, to be used in retail stores to configure and personalize phone SIM cards for subscribers. Overall sales for SCM in Asia in 2010 were relatively steady compared with the previous year despite semiconductor shortages in the second and third quarters of 2010. Sales in our Multicard Australia business during the year focused on the delivery of solutions ranging from cards or readers to fully managed secure identity programs for applications in the government, corporate and education markets. In mid-November, we acquired Smartag and due to the brief period remaining in the year recorded sales were not significant in 2010.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as access control, ePayment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and banks around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. During 2010, semiconductor shortages have at times constricted our ability to fulfill demand from our customers in our SCM and TagStar businesses, and if semiconductor supply does not become stable, sales at SCM, TagStar or other Identive businesses could continue to be affected in future periods. Additionally, our dependence on a small number of customers in our ID Products segment may result in any given period in additional variability in our revenues. Further, in our U.S. Multicard business, demand is affected by local and state government cycles as well as educational calendars, and therefore is typically strongest in the summer months and weakest in the fourth quarter.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 40% in 2010 compared with 2009, reflecting the addition of expenses for the acquired Hirsch, Bluehill ID, Multicard U.S. (RockWest) and Smartag businesses, offset by cost reduction programs initiated in the first quarter of 2010. Immediately following the acquisition of Bluehill ID in early January 2010, we implemented a cost reduction program across all our business units with the goal of significantly lowering expenses and establishing a corporate culture of profit-driven growth. Cost reduction actions included consolidation of the Identive and Bluehill ID technology development centers in India into one facility, closure of Bluehill ID’s office in Mainz, Germany, a reduction in force of approximately 15% of the Company’s global workforce, and reductions in executive salaries and director fees. The impact of these cost reductions was partially realized in the first quarter and more fully realized in the second and third quarters of 2010. Additionally, during the second quarter of 2010 we began consolidating administrative services and programs including payroll, banking and health benefits across all our employees in the U.S., which we expect will yield incremental savings going forward. During the 2010 third quarter, we implemented additional cost reduction measures in our European Multicard businesses, which were completed during the quarter. We expect our cost reduction measures will result in savings of approximately $6.0 million per year, of which more than our target reduction of $4.5 million were realized in 2010. We continue to work to further reduce our ongoing expenses.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business, we continue to make significant investments to develop Hirsch’s next generation product offering of controllers and other products. In our SCM business, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, and this work is ongoing. In our TagStar business, over the several quarters we have made significant investments in a new production system for our RFID inlays, which are used in a variety of applications including event ticketing, mobile payments and library tracking systems. During the first quarter of 2010 this expansion was completed and as a result TagStar’s production capacity was more than doubled. We have also made advances in our inlay designs and technology and have a number of new patent applications in process. In our Multicard Netherlands business we continue to make investments to enhance our electronic payment software systems.

During 2009 and 2010, costs associated with our acquisitions of Hirsch, Bluehill ID, Multicard U.S. (RockWest) and Smartag have comprised a significant component of our general and administrative expenses. Mergers and acquisitions are a central component of our growth strategy; however, we believe that we will be able to execute large acquisitions at significantly lower cost going forward as a result of our larger scale and greater experience with the processes involved.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	56.0	53.2	54.2

Gross profit	44.0	46.8	45.8

Operating expenses:
Research and development	5.6	10.3	11.0
Selling and marketing	24.0	31.2	27.8
General and administrative	25.7	39.8	39.0
Impairment of intangibles	—	1.6	—
Restructuring	0.4	—	—
Gain on sale of assets	—	(3.4)	(5.1)

Total operating expenses	55.7	79.5	72.7

Loss from operations	(11.7)	(32.7)	(26.9)
Loss and impairment on equity investments	—	(5.4)	(0.9)
Other income	0.3	—	—
Interest (expense) income, net	(1.0)	(1.2)	2.7
Foreign currency gains (losses), net	(0.3)	0.2	(9.3)

Loss from continuing operations before income taxes and non-controlling interest	(12.7)	(39.1)	(34.4)
Benefit (provision) for income taxes	0.4	3.8	(2.7)

Loss from continuing operations	(12.3)	(35.3)	(37.1)
Gain from discontinued operations, net of income taxes	0.3	0.9	1.4

Consolidated net loss	(12.0)	(34.4)	(35.7)
Less: Net loss attributable to noncontrolling interest	0.7	—	—

Net loss attributable to Identive Group, Inc.	(11.3)%	(34.4)%	(35.7)%

Revenue

We report our business in two segments, Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Each of our business segments is comprised of two or more business units within the company that focus on specific markets and technologies.

The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended December 31, 2010, 2009 and 2008. The comparability of our operating results in 2010 versus prior years is impacted by our acquisition of Hirsch on April 30, 2009, our acquisition of Bluehill ID on January 4, 2010, our acquisition of RockWest on April 14, 2010 and our acquisition of Smartag on November 19, 2010. Results of the Hirsch business have been included in our results of operations since May 2009; results of the Bluehill ID business have been included since the beginning of 2010; results of the RockWest business have been included since the middle of April 2010; and results of the Smartag business have been included since late November 2010. In addition, during the third quarter of 2010, RockWest’s name was changed to Multicard U.S. and the business’s results are now included within results of the Multicard group.

	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008
	(In thousands)
ID Management:
Revenues	$47,521	173%	$17,408	—	—
Percentage of total revenues	56%		42%		—
ID Products:
Revenues	$37,322	56%	$23,907	(16)%	$28,362
Percentage of total revenues	44%		58%		100%

Total revenues	$84,843	105%	$41,315	46%	$28,362

Fiscal 2010 Revenue Compared with Fiscal 2009 Revenue

Revenue for the year ended December 31, 2010 was $84.8 million, an increase of 105% from $41.3 million in 2009. The increase in 2010 revenue compared with the prior year was primarily the result of $39.4 million of incremental revenue from our acquisitions, as well as organic growth of 10% from our SCM Microsystems and Hirsch businesses. Sales within our ID Management segment accounted for 56% of total revenue and sales within our ID Products segment accounted for 44% of revenue in 2010.

The businesses in our ID Management segment provide solutions and services that enable the secure management of credentials in diverse markets. Our ID Management business units include Hirsch and Multicard, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our ID Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. Currently, pricing pressure is not prevalent in our ID Management business.

Revenue in the ID Management segment was $47.5 million in 2010, an increase of 173% from $17.4 million in 2009. The increase primarily was the result of $26.9 million of incremental revenue from our acquisitions, which included four months of Hirsch revenue in 2010 (January through April) and all revenue recorded in 2010 from our Multicard businesses. The increase in ID Management revenue also resulted from organic growth of 15%, which was related to an increase in Hirsch’s sales for the eight-month period May through December 2010, as compared with the same eight-month period of 2009. Hirsch sales in both 2010 and 2009 were driven by orders for access control products, systems and services for U.S. government agency deployments. Sales in our acquired Multicard businesses in 2010 were related to various RFID-based identity management projects, which included cashless payment and contactless transport programs in the Netherlands, readers for the electronic national ID program in Germany, employee ID and event management applications in Australia, and campus-ID and emergency management programs in the U.S.

Businesses in our ID Products segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. The businesses within our ID Products segment include SCM Microsystems, TagStar Systems, ACiG Technology, Smartag and Syscan ID. Our IR Products business is somewhat subject to pricing pressure, which is most pronounced in the market for our smart card reader technology, which has been shifting away from external readers and towards lower-cost, embedded chip sets over the last several years.

Revenue in our ID Products segment was $37.3 million in 2010, an increase of 56% from $23.9 million in 2009. The increase primarily was the result of $12.5 million of incremental revenue from our acquired ACiG, Smartag, Syscan and TagStar businesses, as well as 7% organic growth in our SCM Microsystems business. SCM’s sales growth was primarily the result of revenue related to shipments of readers for the German electronic ID program in the second half of 2010, offset by lower sales in Asia, while SCM’s U.S. business grew slightly in 2010. Record sales in our TagStar business in the second half of the year also contributed to the revenue increase in our ID Products segment in 2010.

Fiscal 2009 Revenue Compared with Fiscal 2008 Revenue

Revenue for the year ended December 31, 2009 was $41.3 million, up 46% from $28.4 million in 2008. The increase in 2009 revenue compared with the prior year was the result of incremental revenues from the Hirsch business, which was acquired in the second quarter of 2009 and is reflected in the ID Management segment in the table above. Excluding Hirsch, revenue from our SCM Microsystems business, reflected in the ID Products segment in the table above, decreased 16% in 2009 from the previous year. Within our SCM Microsystems business, revenue from our digital media reader products also decreased 30% in 2009 compared with 2008. Sales within our ID Management segment accounted for 42% of total revenue and sales within our ID Products segment accounted for 58% of revenue in 2009.

Revenue in the ID Management segment was $17.4 million in 2009, consisting of eight months of revenue from the acquired Hirsh business. Hirsch sales in 2009 were driven by orders for access control products, systems and services for U.S. government agency deployments.

In 2009, revenue in our ID Products segment consisted solely of sales from our SCM Microsystems business and was $23.9 million, down 16% from $28.4 million in 2008. European and Asian sales of SCM branded smart card reader products remained relatively unchanged in 2009 compared with the prior year, while sales of SCM branded smart card reader products in the U.S. were down approximately 38%. The decrease in U.S. sales of SCM branded smart card reader products was primarily the result of acceleration in the trend towards embedded chips, which are sold out of Asia, rather than smart card readers, which are sold out of the U.S. In addition, variability in the timing of orders continues to be a factor in this business. Sales in Asia continued to reflect strong demand for embedded smart card reader chips. Sales in Europe were characterized by variability in the timing of orders during 2009, however overall demand remained stable. At the same time, European sales of our CHIPDRIVE business productivity products aimed at small and medium enterprises continued to be depressed as a result of the weak economic environment. Additionally, although we continued to be a significant supplier of eHealth terminals Germany’s electronic healthcard rollout, sales were significantly lower than expected due to slower than anticipated implementation by the German government authorities. Sales of our digital media readers decreased 30% in 2009 compared with 2008, primarily as a result of reduced consumer usage of photo kiosks and reduced roll-outs of new photo kiosks by our customers due to the economic downturn and competition with on-line photo finishing sites.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2010, 2009 and 2008. The comparability of our operating results in 2010 versus prior years is impacted by various acquisitions as stated above.

	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008
	(In thousands)
ID Management:
Revenues	$47,521		$17,408		—
Gross profit	25,013	145%	10,222	—	—
Gross profit %	53%		59%		—
ID Products:
Revenues	$37,322		$23,907		$28,362
Gross profit	12,345	35%	9,122	(30)%	13,004
Gross profit %	33%		38%		46%

Total
Revenues	$84,843		$41,315		$28,362
Gross profit	37,358	93%	19,344	49%	13,004
Gross profit %	44%		47%		46%

Gross profit for 2010 was $37.4 million, or 44% of revenue. By product segment, gross profit margin for our ID Management segment was 53% and gross profit margin for our ID Product segment was 33% of revenue in 2010. During 2010, ID Management gross profit was positively impacted by stable margins from our Hirsch and U.S. Multicard businesses, offset by unfavorable product mix in our European Multicard business in the first half of the year. Gross profit in our ID Products business in 2010 was impacted by an unfavorable product mix in our SCM business in the second half of the year, overall low margins in our TagStar and ACiG businesses, and a period of inefficiency related to the start up of a new RFID inlay product manufacturing line in our TagStar business in the first quarter of 2010.

Gross profit for 2009 was $19.3 million, or 47% of revenue. During 2009, gross profit was positively impacted by the inclusion of sales of higher-margin Hirsch products in the second, third and fourth quarters, offset by a $0.8 million write-off to inventory in the fourth quarter of 2009 related to terminals for the stalled German eHealth program. By product segment, gross profit margin for our ID Management segment was 59% and gross profit margin for our ID Product segment was 38% of revenue in 2009.

Gross profit for 2008 was $13.0 million, or 46% of revenue. During 2008, gross profit was impacted by a more favorable mix of higher margin products overall and product cost reductions in our SCM Microsystems smart card reader business, offset by lower digital media reader product volumes. Gross profit in 2008 was all related to our ID Products segment.

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

Research and Development

	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008
	(In thousands)
Expenses	$4,715	11%	$4,253	36%	$3,118
Percentage of revenue	6%		10%		11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses for 2009 exclude the results of the Bluehill ID and Smartag businesses and include only eight months of expenses for the Hirsch business.

Research and development expenses were $4.7 million in 2010, or 6% of revenue, up 11% from $4.3 million, or 10% of revenue in 2009. Our 2010 research and development expenses include approximately $1.8 million of additional expenses from businesses acquired during the year. Excluding the impact of these additional expenses, research and development expenses were 33% lower in 2010 than in 2009 as a result of cost reduction measures implemented during 2010, which included consolidation of the Company’s two technology development facilities in India into one development center and associated headcount reductions, centralized monitoring of development activities across all our businesses, and lower development expenses in our Hirsch business for the development of Hirsch’s next generation of controllers.

Research and development expenses of $4.3 million, or 10% of revenue in 2009, were up 36% from $3.1 million, or 11% of revenue in 2008, primarily as a result of the inclusion of additional expenses related to the acquired Hirsch business. Excluding Hirsch expenses, research and development expenses decreased 13% in 2009 compared with 2008. This decrease was the result of reduced development activity in 2009 following a significant increase in activity in 2008 to develop eHealth terminals and new contactless product platforms, which work was substantially completed by the end of 2008. During 2009, we continued to focus on the development of contactless readers, token and modules for the SCM smart card reader business and a new generation of advanced controllers for the Hirsch business.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008
	(In thousands)
Expenses	$20,375	58%	$12,886	64%	$7,875
Percentage of revenue	24%		31%		28%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for 2009 exclude the results of the Bluehill ID, Multicard U.S. (RockWest) and Smartag businesses and include only eight months of expenses for the Hirsch business.

Sales and marketing expenses were $20.4 million in 2010, or 24% of revenue, up 58% from $12.9 million, or 31% of revenue in 2009. Our 2010 sales and marketing expenses include approximately $8.4 million of additional expenses from businesses acquired during the year. Excluding the impact of these additional expenses, sales and marketing expenses decreased 8% in 2010 as a result of cost reductions implemented during the year.

Sales and marketing expenses of $12.9 million, or 31% of revenue in 2009, rose 64% from $7.9 million, or 28% of revenue in 2008, primarily due to the inclusion of additional expenses related to the Hirsch business. Also included in 2009 were approximately $0.1 million of severance costs. During 2008 we increased investment to build up sales resources and create business development programs both in our traditional markets and also in the contactless market, particularly in Asia and Latin America, and these new resources and programs were substantially in place by the end of 2008. As a result, excluding the additional Hirsch expenses, sales and marketing expenses decreased 14% in 2009 compared with 2008.

General and Administrative

	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009	% Change 2009 to 2008	Fiscal 2008
	(In thousands)
Expenses	$21,809	33%	$16,431	49%	$11,063
Percentage of revenue	26%		40%		39%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. General and administrative expenses for 2009 exclude the results of the Bluehill ID, Multicard U.S. (RockWest) and Smartag businesses and include only eight months of expenses for the Hirsch business.

General and administrative expenses in 2010 were $21.8 million, or 26% of revenue, up 33% from $16.4 million, or 40% of revenue in 2009. Our 2010 general and administrative expenses include approximately $10.5 million of additional expenses from businesses acquired during the year. Excluding the impact of these additional expenses, general and administrative expenses decreased 31% in 2010 as a result of cost reductions implemented during the year, which included salary reductions for executive officers, fee reductions for directors, headcount reductions and synergies achieved by consolidating certain administrative services and programs for U.S. employees.

General and administrative expenses in 2009 of $16.4 million, or 40% of revenue, rose 49% from $11.1 million, or 39% of revenue in 2008, primarily due to one-time transaction and severance costs, as well as the inclusion of eight months of expenses from the acquired Hirsch business. Transaction related costs in 2009 were $4.0 million and related to the merger with Hirsch and the business combination with Bluehill ID. Severance costs were $0.6 million and primarily related to payments made to our former chief financial officer in the 2009 third quarter. In 2008, transactions related costs were $1.8 million related to the merger with Hirsch and severance costs were $0.2 million. Excluding Hirsch expenses and one-time transaction and severance expenses, general and administrative expenses decreased 4% in 2009 compared with the prior year as a result of close management of spending and reductions in non-critical areas.

Impairment of Intangibles

Impairment of intangible assets was zero in 2010, $0.6 million in 2009 and zero in 2008. Impairment of intangible assets in 2009 was related to an impairment charge related to the write-off of exclusivity fees paid to a privately-held entity, TranZfinity, Inc. (“TranZfinity”). We had entered into an Exclusive Cooperation Agreement on April 17, 2008 with TranZfinity (the “Cooperation Agreement”), which was amended in July 2009. The terms of the Cooperation Agreement, as amended, required TranZfinity to work with us to develop modular USB devices for our product portfolio and to supply our customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, we paid TranZfinity an exclusivity fee of $0.8 million for the right to be the exclusive provider of those products. We capitalized these payments and were recording amortization expense based on the estimated useful life.

The equity investment in TranZfinity was impaired during the fourth quarter of 2009 based on our assessment of TranZfinity’s performance and future prospects. Additionally TranZfinity management and its shareholders decided to dissolve the TranZfinity operations. As a result, the exclusivity fee paid to TranZfinity was considered impaired and we recorded an impairment charge of $0.6 million in our consolidated statement of operations for the year ended December 31, 2009.

Restructuring

We recorded $0.3 million in restructuring costs in 2010 related to the closure and consolidation of facilities as well as headcount reductions under our cost reduction program initiated in the first quarter of 2010.

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

Loss and Impairment on Equity Investments

On October 1, 2008, we entered into a Stock Purchase Agreement with TranZfinity, pursuant to which we purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment was accounted for using the equity method of accounting. At the time of initial investment, the purchase price exceeded our proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million, which was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles of $0.1 million was amortized in 2008 due to the nature of the intangibles.

During 2009, we recorded a loss on equity investments of $2.2 million, which included the impairment of our equity method investment in TranZfinity of $1.4 million and our proportionate share of losses of $0.8 million realized by TranZfinity. We made the determination of impairment during the fourth quarter of 2009, based on our assessment of TranZfinity’s performance and future prospects. Additionally, TranZfinity management and shareholders concluded that TranZfinity business is no longer viable and decided to dissolve the TranZfinity’s operations.

During 2008, we recorded a loss on equity investments of $0.3 million, of which $0.2 million related to our share of the losses of our equity method investment in TranZfinity and $0.1 million related to amortization of the difference between our cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.

Other Income

We recorded other income of $0.3 million in 2010 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest (Expense) Income, Net

Interest (expense) income, net consists of interest accretion expense for an ongoing liability, offset by interest earned on invested cash. We recorded net interest expense of $(0.9) million in 2010 and $(0.5) million in 2009 and interest income of $0.8 million in 2008. Interest expense recorded in 2010 and 2009 mainly resulted from an interest accretion expense for a liability to a related party in the Hirsch business. See Note 9 of Notes to Consolidated Financial Statements. The expense in 2009 included eight months of interest as compared to twelve months of interest in 2010. In addition, interest expense in 2010 also includes interest paid on mortgage loan and line of credit facilities with financial institutions. See Note 10 of Notes to Consolidated Financial Statements. The interest income in 2008 was due to interest earned on invested cash. Interest income in 2010 and 2009 was immaterial.

Foreign Currency Gains (Losses), Net

We recorded foreign currency exchange losses of $(0.2) million in 2010, foreign currency exchange gains of $0.1 million in 2009 and foreign exchange losses of $(2.6) million in 2008. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the Euro and the British pound and their impact on the valuation of intercompany transaction balances.

Our foreign currency losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Foreign exchange losses in 2008 were primarily the result of the weakening of the Euro and the British pound versus the U.S. dollar during the second half of the year and the impact of these currency fluctuations on our accounting for intercompany balances. To reduce our exposure to fluctuations in foreign exchange valuations, we subsequently settled the significant intercompany balances that previously had contributed to foreign exchange gains and losses.

Income Taxes

In 2010, we recorded an income tax benefit of $0.3 million, comprised primarily of a $0.8 million income tax benefit resulting from the current year utilization of previously-reserved net operating losses, a $0.2 million expense for the true-up of prior year taxes; a $0.1 million expense related to foreign subsidiaries with no loss carryforwards; and a net income tax expense of $0.2 related to other miscellaneous items.

In 2009, we recorded an income tax benefit of $1.5 million, which resulted from an income tax benefit of $1.7 million related to the Hirsch acquisition; $0.4 million of income tax expense related to foreign subsidiaries with no loss carryforwards; a $0.3 million benefit for the true-up of prior year taxes; and an expense of $0.1 million related to state taxes which could not be offset by net operating loss carryovers.

In 2008 we recorded a provision for income taxes of $0.8 million, which resulted from $0.4 million related to deferred tax liabilities for undistributed earnings and profits of the Company’s subsidiaries, which are not considered to be permanently invested; $0.3 million income tax expense related to a foreign subsidiary with no loss carryforwards; and $0.1 million primarily for minimum taxation, which could not be offset with operating loss carryforwards.

Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital TV solutions business. Gain from discontinued operations in all periods was mainly related to changes in estimates for lease commitments and termination of our lease agreement for premises leased in the UK and USA.

Liquidity and Capital Resources

For the 12 months ended December 31, 2010, our working capital, which we have defined as current assets less current liabilities, was $9.3 million, compared to $4.1 million as of December 31, 2009, an increase of approximately $5.2 million. The increase in working capital reflects a $14.0 million net increase in accounts receivable, inventories, income taxes receivable and other current assets, as well as a $6.0 million increase in cash and cash equivalents, offset by a $14.2 million net increase in accounts payable, accrued expenses and income taxes payable, and the addition of a $0.6 million mortgage loan and line of credit payable to the bank.

Cash and cash equivalents were $10.8 million as of December 31, 2010, an increase of approximately $6.0 million compared to $4.8 million as of December 31, 2009 as a result of cash and cash equivalents acquired from the Bluehill ID and RockWest acquisitions as well as cash acquired in a private placement of shares in November 2010, partially offset by cash used for acquisition, capital expenditure, transition and integration activities and to fund working capital.

The following summarizes our cash flows for the 12 months ended December 31, 2010 and 2009 (in thousands):

	12 Months Ended December 31, 2010	12 Months Ended December 31, 2009
Net cash used in operating activities from continuing operations	$(8,358)	$(5,671)
Net cash used by operating activies from discontinued operations	(941)	(258)
Net cash provided by (used in) investing activities	4,138	(9,532)
Net cash provided by financing activities	11,577	0
Effect of exchange rates on cash and cash equivalents	(453)	(253)

Net increase in cash and cash equivalents	5,963	(15,714)
Cash and cash equivalents, beginning of year	4,836	20,550

Cash and cash equivalents, end of year	$10,799	$4,836

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a debt note, a mortgage bank loan, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $4.9 million, liability to related party was approximately $8.7 million, the debt note was approximately $2.0 million, the mortgage bank loan was $0.9 million and inventory and other purchase commitments were approximately $10.1 million at December 31, 2010. Total commitments due within one year were approximately $14.9 million and commitments due thereafter were approximately $11.7 million at December 31, 2010.

The cash provided by investing activities primarily reflects cash acquired from acquisitions of $4.9 million and $1.0 million of net proceeds from the sale of short-term investments, offset by capital expenditures of $0.8 million and cash paid for acquisitions of $1.0 million.

The cash provided by financing activities primarily reflects the net amounts received upon the issuance of shares of our common stock and warrants to purchase common stock in our November 2010 private placement, as well as the sale of treasury stock.

We currently expect that our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2011. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If these events occur, we may need to raise additional funds through additional debt or equity financings. The sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our funding plan, to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2010 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,946	$2,662	$2,274	$10	$—
Liability to related party	8,673	1,058	2,262	2,448	2,905
Debt note	1,990	1,040	950	—	—
Mortgage loan payable to bank	896	56	112	112	616
Purchase commitments and other obligations	10,097	10,047	50	—	—

Total obligations	$26,602	$14,863	$5,648	$2,570	$3,521

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Note 16 of Notes to Consolidated Financial Statements for more information about the contractual obligations listed in the table above.

The Company excluded liabilities of $0.5 million as it relates to uncertain tax positions from the contractual obligations table because the Company is unable to make reasonable estimates of the period of cash settlement with the respective taxing authority.

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

Our foreign currency exchange gains and losses are primarily the result of the revaluation of intercompany receivables/payables (denominated in U.S. dollars) and trade receivables (denominated in a currency other than the functional currency) to the functional currency of the subsidiary. We have performed sensitivity analyses as of December 31, 2010 and 2009 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2010 and 2009. The results of this hypothetical sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.5 million and $1.3 million for 2010 and 2009, respectively.

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

At December 31, 2010, we had $10.8 million in cash and cash equivalents and no short-term investments. Based on our cash and cash equivalents as of December 31, 2010, a hypothetical 10% change in interest rates along the entire interest rate yield curve would not be expected to materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Identive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Identive Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index of Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 7, 2011

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands; except par value)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,799	$4,836
Accounts receivable, net of allowances of $484 and $866 as of December 31, 2010 and 2009, respectively	15,231	6,739
Inventories	10,584	5,379
Income taxes receivable	126	274
Other current assets	2,088	1,647

Total current assets	38,828	18,875
Property and equipment, net	5,373	683
Goodwill	47,126	21,895
Intangible assets, net	33,865	22,082
Other assets	793	1,036

Total assets	$125,985	$64,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,833	$5,530
Bank line of credit	574	—
Mortgage loan payable to bank	56	—
Debt note	1,040	—
Liability to related party	1,058	1,027
Accrued compensation and related benefits	3,694	2,884
Accrued professional fees	5,245	1,321
Deferred revenue	1,244	190
Restructuring and other accrued expenses	3,735	3,621
Income taxes payable	44	188

Total current liabilities	29,523	14,761

Long-term liability to related party	7,615	7,899
Long-term mortgage loan payable to bank	840	—
Long-term debt note	950	—
Deferred tax liability	6,795	3,515
Long-term income taxes payable	458	456

Total liabilities	46,181	26,631

Commitments and contingencies (see Notes 16 and 17)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Common stock, $0.001 par value: 110,000 shares authorized; 48,276 and 25,753 shares issued and outstanding as of December 31, 2010 and 2009, respectively	48	26
Additional paid-in capital	306,203	253,910
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(225,896)	(216,378)
Other accumulated comprehensive income	323	3,159

Total Identive Group, Inc. stockholders’ equity	77,901	37,940
Non-controlling interest	1,903	—

Total equity	79,804	37,940

Total liabilities and stockholders’ equity	$125,985	$64,571

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008
Net revenue	$84,843	$41,315	$28,362
Cost of revenue	47,485	21,971	15,358

Gross profit	37,358	19,344	13,004

Operating expenses:
Research and development	4,715	4,253	3,118
Selling and marketing	20,375	12,886	7,875
General and administrative	21,809	16,431	11,063
Impairment of intangibles	—	647	—
Restructuring	337	—	—
Gain on sale of assets	—	(1,417)	(1,455)

Total operating expenses	47,236	32,800	20,601

Loss from operations	(9,878)	(13,456)	(7,597)
Loss and impairment on equity investments	—	(2,244)	(256)
Other income	264	—	—
Interest (expense) income, net	(865)	(487)	757
Foreign currency gains (losses), net	(234)	76	(2,638)

Loss from continuing operations before income taxes and non-controlling interest	(10,713)	(16,111)	(9,734)
Benefit (provision) for income taxes	345	1,549	(752)

Loss from continuing operations	(10,368)	(14,562)	(10,486)
Gain from discontinued operations, net of income taxes	220	383	376

Consolidated net loss	(10,148)	(14,179)	(10,110)
Less: Net loss attributable to non-controlling interest	630	—	—

Net loss attributable to Identive Group, Inc.	$(9,518)	$(14,179)	$(10,110)

Basic and diluted loss per share attributable to Identive Group, Inc:
Loss from continuing operations	$(0.23)	$(0.66)	$(0.66)

Income from discontinued operations	$0.01	$0.02	$0.02

Net loss	$(0.22)	$(0.64)	$(0.64)

Weighted average shares used to compute basic and diluted loss per share	42,722	22,047	15,743

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2010, 2009 and 2008

	Identive Group, Inc. Stockholders						Noncontrolling Interest	Total Equity	Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Treasury Stock	Other Accumulated Deficit	Accumulative Comprehensive Income
(In thousands)	Shares	Amount
Balances, January 1, 2008	16,355	$16	$229,414	$(2,777)	$(192,089)	$2,475	$—	$37,039

Issuance of common stock upon exercise of options	7	—	19	—	—	—	—	19
Stock-based compensation expense	—	—	355	—	—	—	—	355
Comprehensive loss:
Net loss	—	—	—	—	(10,110)	—	—	(10,110)	(10,110)
Unrealized loss on investments, net tax of nil	—	—	—	—	—	28	—	28	$28
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	795	—	795	795

Comprehensive loss	—	—	—	—	—	—	—	—	$(9,287)

Balances, December 31, 2008	16,362	$16	$229,788	$(2,777)	$(202,199)	$3,298	$—	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	—	347
Comprehensive loss:
Net loss	—	—	—	—	(14,179)	—	—	(14,179)	(14,179)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(139)	—	(139)	$(139)

Comprehensive loss	—	—	—	—	—	—	—	—	$(14,318)

Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with Bluehill ID acquisition	17,988	18	38,957	—	—	—	(199)	38,776
Assumption of stock options in connection with acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common stock upon exercise of options	7	—	11	—	—	—	—	11
Issuance of common stock for executive bonus	99	—	174	—	—	—	—	174
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for earn-out agreement	150	—	343	—	—	—	—	343
Noncontrolling interest in a subsidiary	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	330	—	—	—	—	330
Comprehensive loss:
Net loss	—	—	—	—	(9,518)	—	(630)	(10,148)	$(10,148)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(2,836)	(325)	(3,161)	(3,161)

Comprehensive loss	—	—	—	—	—	—	—	—	$(13,309)

Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,148)	$(14,179)	$(10,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(220)	(383)	(376)
Deferred income taxes	(204)	(2,056)	364
Depreciation and amortization	4,696	1,061	297
Loss (gain) on sale of assets, net	—	(1,417)	(1,455)
Accretion of liability to related party discount	772	525	—
Interest on bank line of credit and mortgage loan	79	—	—
Stock-based compensation expense	2,573	347	355
Impairment of intangibles	—	647	—
Loss and impairment on equity investments	—	2,244	256
Changes in operating assets and liabilities:
Accounts receivable	(4,400)	4,855	(327)
Inventories	(2,053)	1,483	(2,475)
Income taxes receivable	148	811	—
Other assets	(371)	331	(257)
Accounts payable	3,307	25	724
Liability to related party	(1,081)	(516)	—
Accrued expenses	(1,971)	722	1,394
Deferred revenue	1,054	—	—
Income taxes payable	(539)	(171)	155

Net cash used in operating activities from continuing operations	(8,358)	(5,671)	(11,455)
Net cash (used in) provided by operating activities from discontinued operations	(941)	(258)	243

Net cash used in operating activities	(9,299)	(5,929)	(11,212)

Cash flows from investing activities:
Capital expenditures	(758)	(727)	(694)
Cash acquired from (paid for) acquisitions, net	3,881	(10,892)	—
Proceeds from sale of assets, net	—	2,087	1,571
Purchase of equity investments	—	—	(2,500)
Sales and maturities of short-term investments	1,015	—	13,873

Net cash provided by (used in) investing activities	4,138	(9,532)	12,250

Cash flows from financing activities:
Payment on mortgage loan	(53)	—	—
Change in bank line of credit, net	98	—	—
Proceeds from issuance of common stock, net	11,532	—	19

Net cash provided by financing activities	11,577	—	19

Effect of exchange rates on cash and cash equivalents	(453)	(253)	894

Net increase (decrease) in cash and cash equivalents	5,963	(15,714)	1,950
Cash and cash equivalents, beginning of year	4,836	20,550	18,600

Cash and cash equivalents, end of year	$10,799	$4,836	$20,550

Supplemental disclosures of cash flow information:
Common stock issued in connection with business combinations	$41,254	$23,785	$—

Common stock issued in connection with earn-out agreement	$9,586	$—	$—

Common stock issued in connection with management bonus	$174	$—	$—

Debt note issued in connection with business acquisition	$1,990	$—	$—

Income taxes paid	$91	$792	$194

Income taxes received	$14	$(1,078)	$—

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identive Group, Inc. (“Identive” or the “Company,”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. The businesses within Identive have deep industry expertise and are well-known global brands in their individual markets, providing leading-edge products and solutions in the areas of physical and logical access control, identity management and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises, healthcare and consumers. The Company’s growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive expansion.

On April 30, 2009, the Company acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. The results for the acquired Hirsch business are included in the Company’s consolidated statements of operations since April 30, 2009. On January 4, 2010, the Company acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on the radio frequency identification (RFID)/identification and security industries. The results for the acquired Bluehill ID business are included in the Company’s consolidated statements of operations since January 4, 2010. On April 14, 2010, the Company acquired RockWest Technology Group (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. The results for the acquired RockWest business are included in the Company’s consolidated statements of operations since April 14, 2010. On November 19, 2010, the Company acquired FCI Smartag Pte., Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and near field communication (“NFC”) labels used to enable secure payments with mobile devices. The results for the acquired Smartag business are included in the Company’s consolidated statements of operations since November 19, 2010. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Individual businesses within Identive include Hirsch Electronics, SCM Microsystems, Multicard, TagStar Systems, Smartag, ACiG Technology and Syscan ID. Corporate headquarters are co-located with the Company’s Hirsch business headquarters in Santa Ana, California and European operational headquarters are in Ismaning, Germany. The Company maintains facilities in Chennai, India for technology research and development and in Australia, Brazil, Canada, Europe, Hong Kong, Japan, Singapore and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to the Company’s former Digital Television solutions (“DTV solutions”) business and retail Digital Media and Video business is reported as discontinued operations for all periods presented as discussed in Note 13.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, provision for inventory, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and goodwill, accruals of product warranty, restructuring accruals, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist primarily of amounts held in treasury money market funds. Amounts held primarily in treasury money market funds totaled approximately $36,000 and $1.3 million at December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Cost is determined on the first-in, first-out method. Inventory is written down for excess inventory, technical obsolescence and no ability to sell based primarily on historical sales and expectations for future use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to five years except for buildings which are depreciated over twenty years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

The Company determines the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verifies the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, we make assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. The Company’s reporting units are the Hirsch and Multicard businesses in the ID Management reporting segment, and the SCM, Tagstar (which also includes Smartag business), ACiG and Syscan businesses in the ID Products reporting segment. As discussed in Note 7 below, the Company performed its annual impairment analysis as of December 1, 2010 and no impairment existed at that time.

Intangible and Long-lived Assets — The Company evaluates long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized using the straight-line method over the estimated useful lives of the related assets, from two to five years. As discussed in Note 7 below, no impairment existed as of year-end.

Product Warranty — The Company accrues the estimated cost of product warranties at the time of sale. The Company’s warranty obligation is affected by actual warranty costs, including material usage or service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Historically the warranty accrual and the expense amounts have been immaterial.

Revenue Recognition — The Company derives revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. The Company recognizes revenue from the sale of hardware products pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have been transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations, outside of Company’s standard product warranty, related to the sale of hardware products. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of the Company’s hardware products are bundled with its software products. In such arrangements, both the software and hardware products are delivered simultaneously. The Company accounts for software in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASC 605-25, Multiple Element Arrangements. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are considered delivered elements and no undelivered elements exist.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs have been expensed as incurred.

Freight Costs — The Company reflects the cost of shipping its products to customers as cost of revenue. Reimbursements received from customers for freight costs, when received, are recognized as revenue.

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The carrying value of net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the Company’s effective tax rate. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 14 below for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005, including employee stock options, restricted stock units (“RSUs”), performance share awards, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) for all the stock awards granted. The Company elected to use the modified prospective transition method as permitted by ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award.

Effective January 1, 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 will continue to be recognized using the straight-line single-option approach. Employee stock options awards granted after January 1, 2006 are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock options award that is ultimately expected-to-vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. See Note 4 below for further information regarding the Company’s stock-based compensation assumptions and expenses.

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company primarily sells its products to customers in the U.S., Asia and Europe. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2010 and one customer in Asia represented 11% of the Company’s accounts receivable balance at December 31, 2009. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period. Dilutive-potential common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive. If there is a loss from continuing operations, diluted net income per share would be computed in the same manner as basic net income per share is computed, even if an entity has net income after adjusting for a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change.

Comprehensive Loss — ASC Topic 220, Comprehensive Income (“ASC 220”) requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2010, 2009 and 2008 has been disclosed within the consolidated statements of equity and comprehensive loss. Accumulated other comprehensive income (loss) includes net foreign currency translation gains (losses) that are excluded from net income.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recorded a currency (loss) gain of $(0.2) million in 2010, $0.1 million in 2009 and $(2.6) million in 2008.

Reclassifications

Prior to January 4, 2010, the Company operated in two business segments, Security and Identity Solutions and Digital Media and Connectivity. Following the Company’s acquisition of Bluehill ID on January 4, 2010, the Company now operates in two different business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s new reportable segments are Identity Management Solutions & Services (“ID Management”) and Identification Products & Components (“ID Products”). Due to the change in the segments in 2010, prior years’ amounts have been re-presented to conform to the new segments in 2010, as discussed in Note 15 below.

Recent Accounting Pronouncements and Accounting Changes

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, ASC Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805, Business Combinations (“ASC 805”). This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-28, ASC Topic 350, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of ASU 2010-28 is not expected to have an impact on its consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

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

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company adopted the provisions of ASU 2009-14 and ASU 2009-13 effective January 1, 2011 and is currently assessing the effects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

2. Acquisitions

Acquisition of Smartag

The Company completed the acquisition of FCI Smartag Pte., Ltd. (“Smartag”) on November 19, 2010 (the “Smartag acquisition date”), pursuant to a Share Purchase Agreement (the “Smartag Share Purchase

Agreement”) between the Company’s subsidiary SCM Microsystems (Asia) Pte. Ltd. (the “Buyer”) and FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (the “Seller”), under which the Company paid approximately $3.0 million to acquire all the shares and intellectual property of Smartag, consisting of a one-time cash payment at the close of the transaction of $1.0 million and a debt note for approximately $2.0 million. The face value of the debt note is $2.6 million and it carries an interest rate of 6% per year and is payable within 30 months from the closing date. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the buyer and the seller. The Company adjusted the face value of the debt note from $2.6 million to approximately $2.0 million for the expected amount of adjustment in working capital and considered $2.0 million in determining purchase price consideration.

Smartag is a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and near field communication (“NFC”) labels used to enable secure payments with mobile devices.

The Smartag acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management relied in part upon a third-party valuation report to measure the debt note consideration and identifiable intangible assets and property and equipment acquired. The following table summarizes the consideration paid for Smartag, the total fair value of net identifiable assets acquired at the Smartag acquisition date and the resulting goodwill recorded (in thousands):

Cash consideration	$1,000
Fair value of debt note consideration	1,990

Fair value of total consideration transferred	2,990
Fair value of Smartag net identifiable assets acquired	(2,332)

Goodwill	$658

The fair value of the debt note of approximately $2.0 million issued in connection with the acquisition was discounted using the Company’s incremental borrowing rate.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Smartag acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of November 19, 2010 (in thousands):

Accounts receivable	$921
Inventories	1,319
Other assets	135
Property and equipment	1,142
Accounts payable	(794)
Accrued expenses and other liabilities	(658)
Amortizable intangible assets:
Customer relationships	70
Developed technology	160
Trade name	40
Order backlog	(10)
Deferred tax assets in connection with acquired intangible assets and fair value adjustments for inventory and property and equipment, net	7

Fair value of Smartag net identifiable assets acquired	$2,332

Intangible assets of $0.3 million consist of customer relationships, developed technology, and trade name. Customer relationships relate to Smartag’s ability to sell its products and services to its existing customers. Developed technology relates to Smartag’s technology which is currently generating revenue. Trade names represent future value to be derived associated with the use of existing trade names. The developed technology was valued using the relief from royalty method based on discounted cash flow (“DCF”). The discount rate used in the present value calculations was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. Based on these factors, a discount rate of 18.0% was deemed appropriate for valuing the intangible assets. The intangible assets of $0.3 million are subject to amortization and the Company expects to amortize these assets on a straight-line basis over their expected useful life of approximately three to five years.

Of the total purchase consideration, $0.7 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Smartag acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s ID Products reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the Smartag acquisition will be deductible for United States federal income tax purposes.

The Company recognized $0.1 million of acquisition-related costs related to Smartag that were expensed in the year ended December 31, 2010. These costs are included as part of general and administration costs in the consolidated statement of operations.

The amounts of revenue and earnings of Smartag included in the Company’s consolidated statement of operations from the Smartag acquisition date through December 31, 2010 are as follows (in thousands):

Revenues	$807
Net income	$38

Acquisition of RockWest (Multicard U.S.)

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”), pursuant to a Share Purchase Agreement between the Company, RockWest and certain sellers of RockWest dated March 30, 2010 and amended April 9, 2010 (the “Rockwest Share Purchase Agreement”). Subsequently, RockWest was integrated into the Company’s Multicard business in September 2010 and changed its name to “Multicard U.S.” RockWest provides ID management solutions and services to the education, government, corporate, casino and healthcare markets in the United States and is included in the Company’s ID Management segment. The business is based in Denver, Colorado and has branch offices in California, Arizona and New Mexico. The Company believes the focus of RockWest on identity credential issuance and personalization and identification system integration complements the Company’s focus on providing identity management solutions.

Under the Rockwest Share Purchase Agreement, the Company issued an aggregate of 2.6 million restricted shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, in the form of cash and shares of common stock subject to an 18-month lock-up period.

The RockWest acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the consideration paid for RockWest, the total fair value of net identifiable assets acquired at the RockWest acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$4,199
Fair value of earn-out contingent consideration	298

Fair value of total consideration transferred	4,497
Fair value of RockWest net identifiable assets acquired	(1,464)

Goodwill	$3,033

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the RockWest acquisition date of $1.90 per share and then discounted to reflect the restriction on the resale or transfer of shares under the Securities Act of 1933. The fair value of the earn-out consideration was based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement and is payable in shares. These contingent payments were probability weighted and also discounted to reflect the restriction on the resale or transfer of shares. The fair-value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of December 31, 2010, the Company remeasured the earn-out contingent consideration to fair value in accordance with ASC 480 and recognized $0.2 million as stock-based compensation which has been included in general and administration expenses in the consolidated statement of operations.

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

Assets acquired and liabilities assumed as of April 14, 2010 (in thousands):

Cash and cash equivalents	$615
Accounts receivable	482
Inventories	428
Other assets	11
Property and equipment	43
Accounts payable	(711)
Deferred revenue	(731)
Note payable to bank	(59)
Accrued expenses and other liabilities	(249)
Amortizable intangible assets:
Customer relationships	2,210
Order backlog	30
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(605)

Fair value of RockWest net identifiable assets acquired	$1,464

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

Of the total purchase consideration, $2.9 million was recognized as goodwill which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the RockWest acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s ID Management reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the RockWest acquisition will be deductible for United States federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. As a result, deferred tax liabilities of $0.6 million have been considered in the purchase price allocation. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million, as described above, has been netted with the Company’s existing deferred tax assets. The carrying value of the Company’s net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided for deferred tax assets if it is more likely than not that the benefits of such items will not be realized. As a result of netting the deferred tax liability of $0.6 million with the Company’s existing deferred tax assets, there is a $0.6 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2010 second quarter financial statements.

The Company recognized $0.1 million of acquisition-related costs related to RockWest that were expensed in the year ended December 31, 2010. These costs are included as part of general and administration costs in the consolidated statement of operations.

The amounts of revenue and earnings of RockWest included in the Company’s consolidated statement of operations from the RockWest acquisition date through December 31, 2010 are as follows (in thousands):

Revenues	$6,517
Net income	$227

Acquisition of Bluehill ID

The Company completed the acquisition of Bluehill ID on January 4, 2010 (the “Bluehill acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). The results of Bluehill ID’s operations have been included in the consolidated financial statements since the date of acquisition. Bluehill ID is a leading provider of automatic identification and radio frequency identification (“RFID”) technologies, products, services and solutions used in the fields of security, identification, tracking and further growing applications. The majority of Bluehill ID sales are to customers in Europe. As a result of the acquisition the Company is a provider of leading-edge products and solutions in the areas of physical and logical access control, identity management and RFID systems to governments, commercial and industrial enterprises and consumers. Since the date of acquisition, the Company has achieved significant synergies and cost reductions as a result of eliminating redundant processes and facilities.

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

The Bluehill ID acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the Company received new information related to the deferred tax asset accounts, which are comprised mainly of net operating losses by entity within different tax jurisdictions. As stated below, in its preliminary acquisition accounting, the Company had not provided a valuation allowance, but rather had netted the deferred tax assets against deferred tax liabilities. However, after further investigation, the Company concluded that certain deferred tax assets cannot be offset. Therefore, the Company revised its presentation of deferred tax assets and liabilities based on the new information regarding the tax jurisdictions. In addition, the Company believes that such deferred tax assets will not be realizable in future periods and therefore a 100% valuation allowance is required for such deferred tax assets. As a result, the carrying amounts of the deferred tax assets and deferred tax liabilities were decreased by $2.6 million and $0.5 million, respectively as of December 31, 2010, with a corresponding increase to goodwill. The following table summarizes the consideration paid for Bluehill ID, the total remeasured fair value of net identifiable assets acquired at the Bluehill acquisition date, the fair value of the noncontrolling interest in Bluehill ID and the resulting goodwill recorded (in thousands):

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

Of the total purchase consideration, $23.3 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Bluehill ID acquisition is largely attributable to the synergies expected to be realized. Bluehill ID’s results are included in both of the Company’s two reportable segments, ID Management and ID Products. Of the total goodwill of $23.3 million, the Company assigned $14.1 million of goodwill to the ID Management segment and $9.2 million of goodwill was assigned to the ID Products segment in accordance with ASC Topic 350. None of the goodwill recorded as part of the Bluehill ID acquisition will be deductible for United States federal income tax purposes.

The Company recognized $1.2 million of acquisition-related costs related to Bluehill ID that were expensed in the year ended December 31, 2010. These costs are included as a part of general and administration costs in the consolidated statement of operations.

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

The amounts of revenue and earnings of Bluehill ID included in the Company’s consolidated statement of operations from the Bluehill acquisition date to the period ending December 31, 2010 are as follows (in thousands):

Revenues	$23,296
Net loss	$(7,222)

Acquisition of Hirsch

The Company completed the acquisition of Hirsch on April 30, 2009 (the “Hirsch acquisition date”). In exchange for all of the outstanding capital stock of Hirsch, the Company paid approximately $14.2 million in cash, issued approximately 9.4 million shares of the Company’s common stock, and issued warrants to purchase approximately 4.7 million shares of the Company’s common stock at an exercise price of $3.00 with a five-year term. In addition, each warrant to purchase shares of Hirsch common stock outstanding immediately prior to the effective date of the Hirsch acquisition was converted into a warrant to purchase shares of the Company’s common stock. As such, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03 (depending upon the underlying exercise price for the outstanding Hirsch warrant converted) with a weighted average exercise price of $2.79. Hirsch’s results are included in the Company’s ID Management reportable segment.

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

The Company recognized $2.0 million of acquisition-related costs related to Hirsch that were expensed in the year ended December 31, 2009. These costs are included as a part of general and administration costs in the consolidated statement of operations.

The amounts of revenue and earnings of Hirsch included in the Company’s consolidated statement of operations from the Hirsch acquisition date through the period ending December 31, 2009 are as follows (in thousands):

Revenues	$17,408
Net income (loss)	$(563)

Pro forma financial information:

The results for the acquired Smartag, RockWest, Bluehill ID and Hirsch businesses are included in the Company’s consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the Smartag, RockWest, Bluehill ID and Hirsch acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the year ended December 31, 2010 and 2009 are as follows (in thousands, unaudited):

	Year Ended December 31,
	2010	2009
Revenues	$93,207	$86,240
Net loss	(10,598)	(32,288)
Weighted average common shares outstanding used in loss per common share — basic and diluted	42,722	39,947

Net loss per common share — basic and diluted	$(0.25)	$(0.81)

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

Level 1 — Quoted prices for identical instruments in active markets;

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market fund deposits	$36	$—	$—	$36	$1,327	$—	$—	$1,327

Money market fund deposits are included in cash and cash equivalents on the Company’s consolidated balance sheets.

As of December 31, 2010 and 2009, there were no liabilities that are measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Non-financial assets that are measured and recognized at fair value on a non-recurring basis as of December 31, 2010 are as follows (in thousands):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Goodwill	$—	$—	$47,126	$47,126	$—	$—	$21,895	$21,895
Acquired intangibles	—	—	33,865	33,865	—	—	22,082	22,082

Total:	$—	$—	$80,991	$80,991	$—	$—	$43,977	$43,977

The valuation of the acquired intangible assets is classified as a Level 3 measurement, because it was based on significant unobservable inputs and involved management judgment and assumptions about market participants and pricing. In determining the fair value of the acquired intangible assets, the Company determined the appropriate unit of measure, the exit market and the highest and best use for the assets, in accordance with ASC 820. The fair value of acquired trade names and existing technology was determined using the relief from royalty approach and the fair value of the acquired company’s customer relationships was determined using the income approach. See Note 2 above for further discussion on the acquisitions. The discount rate used in the valuation of the intangible assets was derived from a weighted average cost of capital analysis.

The Company’s assets are measured at fair value on a non-recurring basis at least annually or on a quarterly basis if impairment is indicated. The carrying value of the Company’s privately-held equity investment in TranZfinity, Inc. (“TranZfinity”) measured at fair value on a non-recurring basis was zero as of December 31, 2010 and 2009. The privately-held equity investment was measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investment, using an analysis of the financial condition and near-term prospects of the investee. As a result, the Company recognized a loss of $0.6 million for the impairment of intangibles as it relates to the exclusivity fees paid to TranZfinity and recognized a loss of $1.4 million for the impairment of equity method investment in the year ended December 31, 2009. The investment was classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. See Note 18 below for further details.

As of December 31, 2010 and 2009, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

4. Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of our preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2010. Identive’s Board of Directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of Identive’s Board of Directors, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

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

On December 10, 2008, November 16, 2009 and November 15, 2010, the Company and the rights agent entered into amendments to the rights agreement to provide, among other things, that the execution or delivery of the Hirsch merger agreement and the business combination with Bluehill ID, respectively, the public announcement and consummation of the transactions contemplated thereby, and the issuance of shares in the Company’s November 2010 private placement offering would not cause the rights to become exercisable under the purchase agreement.

Private Placement

In a private placement financing, in November 2010, the Company issued 4,097,626 shares of common stock at a price of $2.525 per share and warrants to purchase an additional 4,097,626 shares of its common stock at an exercise price of $2.65 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”), for aggregate gross consideration of approximately $10.3 million and recorded approximately $0.8 million as issuance costs related to the private placement. The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. The warrant holders shall pay the exercise price in immediately available funds, by means of (a) wire transfer in accordance with the wire instructions specified by the Company or (b) cashier’s check drawn on a U.S. bank made out to the Company. Any portion of warrants not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. No fractional warrant shares shall be issued in connection with the exercise of the warrants. In lieu of any fractional shares that would otherwise be issuable, the number of warrant shares to be issued shall be rounded down to the nearest whole number and the Company shall pay the warrant holders in cash the amount of the fair market value based on the closing sale price for any such fractional warrant shares. The number of shares issuable upon exercise of the warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 82.06%, risk-free interest rate of 1.35%, no dividend yield, and an expected life of five years. The fair value of the warrants is determined to be $6.3 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

Acquisition Warrants

As described in Note 2 above, as part of the consideration paid by the Company in connection with the acquisition of Hirsch, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 205,072 warrants to purchase shares of the Company’s common stock for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03 (depending upon the underlying exercise price for the outstanding Hirsch warrant converted) with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model using a term of five years and three years and determined the difference between the call price with an expected term of five years and three years to be the fair value of the warrants. The following assumptions were used in the Black-Scholes option pricing model for an expected life of five years: estimated volatility of 55%, risk-free interest rate of 1.87%, and no dividend yield. The following assumptions were used in the Black-Scholes option pricing model for an expected life of three years: estimated volatility of 55%, risk-free interest rate of 1.31%, and no dividend yield. The fair value of the warrants is determined to be $1.5 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

Stock Option Plans

The Company has a stock-based compensation program that provides its Board of Directors (the “Board”) discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options under various plans approved by shareholders. Stock options are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant.

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007, and as a result, options can no longer be granted under these plans. As of December 31, 2010, an aggregate of approximately 0.5 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company had a 2000 Stock Option Plan, which expired in December 2010, and as a result, options can no longer be granted under this plan. As of December 31, 2010, 0.3 million granted options were outstanding under the 2000 Stock Option Plan. In November 2007, the Company’s Board and stockholders approved the 2007 Stock Option Plan, pursuant to which options to purchase 1.5 million shares of the Company’s common stock may be granted. In October 2009, stockholders approved an increase of 2.0 million shares to the number of shares of common stock reserved for issuance under the 2007 Stock Option Plan. As of December 31, 2010, a total of approximately 2.4 million shares of the Company’s stock are available for future option grants and approximately 1.0 million granted options were outstanding under the 2007 Stock Option Plan.

In addition, in connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill ID AG Executive Bonus Plan and Bluehill ID AG Executive Share Option Plan (the “Bluehill Plans”). In April 2010, the Company’s Board and shareholders approved the Bluehill Plans, pursuant to which options to purchase 2.1 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. No grants were made during 2010 under these plans.

A summary of the activity under the Company’s stock option plans for the three years ended December 31, 2010 is as follows:

	Options Available for Grant	Number of Options Outstanding	Average Exercise Price per share	Aggregate Intrinsic Value	Remaining Contractual Life (in years)
Balance at January 1, 2008 (1,260,320 exercisable at $14.51)	1,493,493	1,862,272	$10.97	$191,809	5.77

Options Authorized
Options Granted	(596,001)	596,001	$3.01
Options Cancelled or Expired	237,727	(615,332)	$16.68
Options Exercised		(6,250)	$2.93	$1,507

Balance at December 31, 2008 (1,042,442 exercisable at $9.04)	1,135,219	1,836,691	$6.51	$13,652	5.62

Options Authorized	2,000,000
Options Granted	(791,687)	791,687	$2.46
Options Cancelled or Expired	143,842	(283,107)	$11.24

Balance at December 31, 2009 (1,094,194 exercisable at $6.60)	2,487,374	2,345,271	$4.57	$21,736	5.48

Options Authorized	2,080,000
Options Granted	(69,250)	69,250	$1.88
Options Cancelled or Expired	142,850	(596,833)	$7.36
Options Exercised		(7,500)	$1.50

Balance at December 31, 2010	4,640,974	1,810,188	$3.56	$128,300	4.66

Vested or expected to vest at December 31, 2010		1,722,507	$3.61	$113,388	4.58

Exercisable at December 31, 2010		1,100,076	$4.11	$37,830	4.06

The following table summarizes information about options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 - $ 2.40	523,732	5.47	$2.29	201,167	$2.35
$ 2.42 - $ 2.98	406,662	5.73	2.75	231,535	2.79
$ 2.99 - $ 4.02	544,257	4..72	3.33	387,105	3.33
$ 4.15 - $8.08	327,687	2.34	6.56	272,419	6..80
$ 8.25- $10.74	7,850	2.12	9.50	7,850	9.50

$ 1.50 - $10.74	1,810,188	4.66	$3.56	1,100,076	$4.11

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2010, 2009 and 2008 was $1.88, $1.38 and $1.35, respectively. Cash proceeds from the exercise of stock options were $11,250, $0, and $18,000 for the three years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there was $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for each of the three years ended December 31, 2010:

	2010	2009	2008
Risk-free interest rate	1.58%	1.81%	2.49%
Expected volatility	89%	75%	58%
Expected term in years	3.92	4.00	4.00
Dividend yield	None	None	None

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Volatility: The Company’s computation of expected volatility for the three years ended December 31, 2010 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2010 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rates: Compensation expense recognized in the consolidated statement of operations for the three years ended December 31, 2010 is based on awards ultimately expected to vest, and reflects estimated forfeitures. ASC 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

An aggregate of 3.0 million shares of the Company’s common stock may be issued under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. The shares issued pursuant to equity awards granted under this 2010 Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. During year ended December 31, 2010, 98,697 shares were issued pursuant to the 2010 Plan as disclosed in the consolidated statements of equity and comprehensive loss.

During the second quarter of 2010, the Committee granted incentive bonus awards to certain executive officers, including the CEO and CFO, and other key employees under the 2010 Plan. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of a number of non-qualified stock options equal to 20% of the number of U.S. dollars in the Participant’s Base Salary. During the year ended December 31, 2010, the Company recognized $1.2 million for the portion of the bonus payable in shares as stock-based compensation expense and $0.5 million for the portion of the bonus payable in cash, pursuant to the 2010 Plan and Bluehill Plans described above. In addition, the Company recognized $0.7 million in stock-based compensation expense as it relates to Participants’ eligibility to receive stock options awards as described above. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. The bonus amounts have been included in general and administration expenses in the consolidated statement of operations.

Common Stock Reserved for Future Issuance

As of December 31, 2010, a total of approximately 4.6 million shares of the Company’s common stock are reserved for future option grants under all the stock option plans, approximately 1.8 million shares are reserved for future issuance pursuant to outstanding options under all the stock options plans, and approximately 2.9 million shares of the Company’s common stock are reserved for future bonus and incentive award grants under the 2010 Plan. In aggregate, the Company has reserved an aggregate of approximately 9.3 million shares of common stock for future issuance under its various stock option plans and stock incentive plans as of December 31, 2010.

In addition, a total of approximately 4.1 million shares of the Company’s common stock are reserved for future issuances pursuant to outstanding warrants in connection with the private placement and approximately

4.9 million shares of the Company’s common stock are reserved for future issuances pursuant to outstanding warrants in connection with Hirsch acquisition as of December 31, 2010.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options, shares issued under the employee stock purchase plan and shares issuable under 2010 plan included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Cost of revenue	$14	$15	$22
Research and development	72	30	50
Selling and marketing	512	159	119
General and administrative	1,977	143	164

Stock-based compensation expense before income Taxes	$2,575	$347	$355
Income tax benefit	0	0	0

Stock-based compensation expense after income taxes	$2,575	$347	$355

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Year Ended December 31
	2010	2009
Net loss	$(10,148)	$(14,179)
Other comprehensive loss
Change in foreign currency translation adjustment	$(3,161)	$(139)

Total comprehensive loss	$(13,309)	$(14,318)

Less: comprehensive loss attributable to noncontrolling interest	955	—

Comprehensive loss attributable to Identive Group, Inc.	$(12,354)	$(14,318)

5. Inventories

Inventories consist of (in thousands):

	December 31,
	2010	2009
Raw materials	$4,164	$1,434
Work in Progress	241	665
Finished goods	6,179	3,280

Total	$10,584	$5,379

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	December 31,
	2010	2009
Land, building and leasehold improvements	$2,082	$540
Furniture, fixtures and office equipment	5,601	2,512
Plant and machinery	3,485	272
Automobiles	61	29
Purchased software	1,279	3,461

Total	12,508	6,814
Accumulated depreciation	(7,135)	(6,131)

Property and equipment, net	$5,373	$683

The Company recorded depreciation expense in the amount of approximately $1.0 million and $0.3 million for the years ended December 31, 2010, and 2009 respectively.

7. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the two years ended December 31, 2010 are as follows (in thousands):

Balance at December 31, 2008	$—
Goodwill acquired during the year	21,895
Currency translation adjustment	—

Balance at December 31, 2009	21,895

Goodwill acquired during the year	26,948
Currency translation adjustment	(1,717)

Balance at December 31, 2010	$47,126

Goodwill of $21.9 million as of December 31, 2009 was acquired as a result of the acquisition of Hirsch. During the year ended December 31, 2010, the Company recorded goodwill of $26.9 million, of which $23.2 million is related to the acquisition of Bluehill ID, $3.0 million is related to the acquisition of RockWest, and $0.7 million is related to the acquisition of Smartag, as described in Note 2 above. The goodwill amount related to the Bluehill acquisition is designated in euros and is adjusted as of December 31, 2010 for the difference in foreign exchange rates between the acquisition date and year-end. Of the total goodwill of $47.1 million as of December 31, 2010, the Company assigned $38.0 million to the ID Management reporting segment and $9.1 million to the ID Product reporting segment, as required by ASC 350. Additionally, $21.9 million was allocated to the Hirsch reporting unit, $16.1 million to Multicard, $1.2 million to SCM, $4.3 million to Tagstar (including $0.7 million acquired as a part of the Smartag acquisition), $2.3 million to ACiG and $1.3 million to the Syscan reporting unit, as required by ASC 350.

In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2010 and 2009 and concluded that there was no impairment to goodwill during the years ended December 31, 2010 and 2009.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

(In thousands)	Order Backlog	Existing Technology	Customer Relationships	Trade Name	Total
Cost:

Amortization period	0.25 -1 year	10 -15 years	4 -15 years	3 years and Indefinite life

Balance at December 31, 2008	$—	$—	$—	$—	$—
Acquired as a part of Hirsch acquisition	—	4,600	10,350	7,800	22,750
Currency translation adjustment	—	—	—	—	—

Balance at December 31, 2009	$—	$4,600	$10,350	$7,800	$22,750

Acquired as a part of Bluehill acquisition	734	784	10,918	1,491	13,927
Acquired as a part of RockWest acquisition	30	—	2,210	—	2,240
Acquired as a part of Smartag acquisition	(10)	160	70	40	260
Currency translation adjustment	(30)	(82)	(806)	(110)	(1,028)

Balance at December 31, 2010	$724	$5,462	$22,742	$9,221	$38,149

Accumulated Amortization:
Balance at December 31, 2008	$—	$—	$—	$—	$—
Amortization expense	—	208	460	—	668
Currency translation adjustment	—	—	—	—	—

Balance at December 31, 2009	$—	$208	$460	$—	$668

Amortization expense	728	385	2,525	1	3,639
Currency translation adjustment	(10)	2	(15)	—	(23)

Balance at December 31, 2010	$718	$595	$2,970	$1	$4,284

Intangible assets, net at December 31, 2010	$6	$4,867	$19,772	$9,220	$33,865

As discussed in Note 2 above, during the year ended December 31, 2010, intangible assets increased by $16.4 million, of which $0.3 million was related to the acquisition of Smartag (“Smartag intangibles”) in the three months ended December 31, 2010, $2.2 million was related to the acquisition of RockWest (“RockWest intangibles”) in the three months ended June 30, 2010 and $13.9 million was related to the acquisition of Bluehill ID (“Bluehill intangibles”) in the three months ended March 31, 2010. Smartag intangibles of $0.3 million are related to order backlog, existing technology, trade name and customer relationships and are subject to amortization. Smartag’s trade name is subject to amortization over a three-year period. RockWest intangibles of $2.2 million are related to order backlog and customer relationships and are subject to amortization. Of the Bluehill intangibles, $12.4 million are related to order backlog, existing technology and customer relationships and are subject to amortization, and $1.5 million are related to trade names that are determined to have an indefinite useful life. Bluehill intangibles were partly offset by the foreign currency translation adjustment for the difference in foreign exchange rates between the acquisition date and year-end.

Intangible assets subject to amortization will be amortized over their useful lives. Amortization expense of these acquired intangible assets for the years ended December 31, 2010 and 2009 was $3.6 million and $0.7 million, respectively, of which $1.1 million and $0.2 million, respectively, was included in cost of revenue and $2.5 million and $0.5 million was included in selling and marketing expense in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31:
2011	3,168
2012	3,190
2013	3,188
2014	2,217
2015 and thereafter	12,811

Total	$24,574

8. Debt Note

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.6 million to FCI Asia Pte. Ltd., as discussed in Note 2 above. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the buyer and seller. The Company adjusted the face value of the debt note from $2.6 million to approximately $2.0 million for the expected amount of adjustment in working capital and considered $2.0 million in determining purchase price consideration. The fair value of the debt note of approximately $2.0 million was discounted using the Company’s incremental borrowing rate to determine the total purchase price consideration. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. If the debt note is paid in full on or before May 18, 2011, a discount of $0.4 million will be applied and if it is paid after May 18, 2011, a discount of 10% will be applied against any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. As of December 31, 2010, approximately $2.0 million was outstanding under the debt note, of which $1.0 million was shown as a current liability on the consolidated balance sheet.

9. Related-Party Transactions

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

The Company recognized $0.8 million and $0.5 million expense during the years ended December 31, 2010 and 2009, respectively, in its consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability for the next five years is as follows (in thousands):

Year ending December 31:
2011	$1,058
2012	1,109
2013	1,153
2014	1,200
2015 and thereafter	8,275
Present value discount factor	(4,122)

Total	$8,673

In August 2008, Mountain Partners AG (“Mountain Partners”), through an affiliate, provided a loan to Bluehill ID, which was assumed by the Company upon acquisition of Bluehill ID. In May 2010, upon recommendation of the Audit Committee of the Board, the Company’s Board of Directors approved a loan conversion agreement between Bluehill ID and Mountain Partners. An amount of €235,000 remained outstanding as of the date of conversion. Under the agreement, Mountain Partners agreed to accept 180,769 shares of the Company’s common stock as payment in full for the outstanding balance.

10. Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of €3,500, or approximately $4,400, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is €240,000, or approximately $300,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2% (6.75% at December 31, 2010), payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of €54,000, or approximately $71,000, during the year ended December 31, 2010. As of December 31, 2010, approximately €676,000, or approximately $896,000, was outstanding under the mortgage loan and €187,000, or approximately $247,000, in advances was outstanding under the revolving line of credit.

In addition, one of the Company’s subsidiaries, Multicard U.S. (formerly known as RockWest, the “Borrower”) has a revolving line of credit payable to a bank. The total amount that can be advanced under the line of credit is $230,000. The advances on the revolving line of credit accrue interest at a floating rate per annum equal to the Prime Rate plus 1.25% (5% as of December 31, 2010), payable monthly. The revolving line of credit has been renewed from time to time and will mature on March 10, 2011. Multicard U.S., as Grantor, granted and pledged to bank a first security interest in all the personal property owned by the principals of the Borrower. The Company recorded interest expense on the line of credit of $8,000 during the year ended December 31, 2010. As of December 31, 2010, approximately $206,000 was outstanding under the revolving line of credit.

11. Restructuring and Other Charges

In 2010, the Company implemented a restructuring plan (the “2010 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2010 Restructuring Plan included a worldwide workforce reduction, the restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of $0.3 million and paid $0.7 million for severance and facilities-related charges associated with the 2010 Restructuring Plan during the year ended December 31, 2010. The 2010 restructuring plan was completed during the second quarter of 2010.

Accrued liabilities related to restructuring actions and other activities during 2010, 2009 and 2008 consist of the following (in thousands):

	Lease/Contract Commitments	Other Costs	Total
Balances as of January 1, 2008	$2,589	$349	$2,938
Provisions during the year	—	—	—
Changes in estimates	(594)	—	(594)
Payments and other changes	(765)	(19)	(784)

Balances as of December 31, 2008	$1,230	$330	$1,560
Provisions during the year	—	—	—
Changes in estimates	(157)	—	(157)
Payments and other changes	(394)	10	(384)

Balances as of December 31, 2009	$679	$340	$1,019
Provisions during the year	321	16	337
Changes in estimates	(279)	—	(279)
Payments and other changes	(679)	(33)	(712)

Balances as of December 31, 2010	$42	$323	$365

12. Gain on Sale of Assets

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

13. Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital TV solutions business. In accordance with ASC Topic 360 — Property, Plant and Equipment (“ASC 360”), for the years ended December 31, 2010, 2009 and 2008, the operating results of these businesses have been presented as discontinued operations in the consolidated statements of operations and cash flows.

14. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2010	2009	2008
Income (loss) from continuing operations before income taxes:
U.S.	$(3,131)	$(7,744)	$(1,669)
Foreign	(7,582)	(8,367)	(8,065)

Loss from continuing operations before income taxes	$(10,713)	$(16,111)	$(9,734)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2010	2009	2008
Deferred:
Federal	$341	$1,541	$—
State	250	573	(370)
Foreign	—	306	(11)

	$591	$2,420	$(381)

Current
Federal	$(166)	$(45)	$(4)
State	22	(152)	(79)
Foreign	(102)	(674)	(288)

	(246)	(871)	(371)

Total benefit (provision) for income taxes	$345	$1,549	$(752)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Allowances not currently deductible for tax purposes	$3,853	$4,765
Net operating loss carryforwards	43,006	42,314
Accrued and other	139	497

	46,998	47,576
Less valuation allowance	(42,537)	(40,846)

	4,461	6,730
Deferred tax liability:
Depreciation and amortization	(9,795)	(8,234)
Other	(1,461)	(2,011)

Net deferred tax liability	$(6,795)	$(3,515)

During the years ended December 31, 2010 and 2009, the Company would have had a tax expense of $0.5 million and $1.2 million, respectively, except for the utilization of net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance recorded for the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

A valuation allowance of $42.5 million and $40.8 million at December 31, 2010 and December 31, 2009, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisitions of Hirsch and Bluehill ID, which are not deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities.

As of December 31, 2010, the Company has net operating loss carryforwards of approximately $46.7 million for federal, $34.5 million for state and $88.9 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal purposes and have already begun to expire for state and foreign purposes.

The Tax Reform Act of 1986 (the “Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company completed its acquisition of Bluehill ID on January 4, 2010 which resulted in a stock ownership change as defined by the Act. This transaction resulted in limitations on the annual utilization of federal and state net operating loss carryforwards. As a result, the Company reevaluated its deferred tax assets available under the Act. The loss carryforward amounts, excluding the valuation allowance, presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Act. Since the valuation allowance was recorded against the loss carryforwards, this limitation did not result in an impact to the Company’s consolidated statement of operations for the year ended December 31, 2010.

The Company intends to distribute earnings from one of its foreign subsidiaries and a deferred tax liability has been calculated for this future distribution. The Company has no present intention of remitting undistributed earnings of other foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

The provision for taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	2010	2009	2008
Statutory federal tax rate	34%	34%	34%
Acquisition Adjustments	(2)%	11%	0%
State taxes, net of federal benefit	3%	(0)%	(0)%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	(1)%	(0)%	(3)%
Change in valuation allowance	(26)%	(27)%	(30)%
Permanent Differences	(5)%	(9)%	(6)%
Other	0%	1%	(3)%

Effective income tax expense rate	3%	10%	(8)%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2010	2009	2008
Balance at January 1	$357	$136	$157
Additions based on tax positions related to the current year	19	63	54
Additions for tax positions of prior years	136	158	2
Reductions for tax positions of prior years	(18)	0	(77)

Balance at December 31	$494	$357	$136

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months.

In addition, as of December 31, 2010, 2009 and 2008, the Company determined liabilities for unrecognized tax benefits of $2.0 million, $2.0 million and $2.1 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2010, 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, 2009 and 2008, approximately $129,000, $95,000 and $48,000, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2006. However, if loss carryforwards of tax years prior to 2006 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

15. Segment Reporting, Geographic Information and Major Customers

ASC Topic 280 — Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its Chief Executive Officer and Chief Financial Officer.

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are ID Management and ID Products. Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Businesses in the ID Management segment include Hirsch and Multicard ; businesses in the ID Products segment include SCM Microsystems, TagStar Systems, Smartag, ACiG Technology and Syscan ID.

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

Summary information by segment for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
ID Management:
Revenues from external customers	$47,521	$17,408	—
Intersegment revenues	348	584	—
Elimination of intersegment revenues	(348)	(584)	—
Total ID Management Revenues	$47,521	$17,408	—
Gross profit	25,013	10,222	—
Gross profit %	53%	59%	—

ID Products:
Revenues from external customers	$37,322	$23,907	$28,362
Intersegment revenues	2,078	309	—
Elimination of intersegment revenues	(2,078)	(309)	—
Total ID Products Revenues	$37,322	$23,907	$28,362
Gross profit	12,345	9,122	13,004
Gross profit %	33%	38%	46%

Total
Revenues	$84,843	$41,315	$28,362
Gross profit	37,358	19,344	13,004
Gross profit %	44%	47%	46%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Revenues:
Americas	$46,793	$24,712	$12,176
Europe	29,824	10,005	9,860
Asia-Pacific	8,226	6,598	6,326

Total	$84,843	$41,315	$28,362

% of revenues:
Americas	55%	60%	43%
Europe	35%	24%	35%
Asia-Pacific	10%	16%	22%

No customers exceeded 10% of total revenue for 2010 or 2009 and two customers exceeded 10% of total revenue for 2008. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2010 and one Asia-based customer represented 11%, of the Company’s accounts receivable balance at December 31, 2009.

The Company tracks assets by physical location. Long-lived assets by geographic location as of December 2010, 2009 and 2008 are as follows:

	December 31,
(In thousands)	2010	2009	2008
Property and equipment, net:
Americas	$411	$242	$5
Europe	1,267	385	259
Asia-Pacific	3,695	56	972

Total	$5,373	$683	$1,236

16. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2010 expire at various dates during the next four years.

The Company recognized rent expense of $2.2 million, $1.4 million and $1.2 million in its consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of December 31, 2010:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2011	$2,662	9,600	447	$12,709
2012	1,223	—	50	1,273
2013	815	—	—	815
2014	236	—	—	236
2015 and thereafter	10	—	—	10

	$4,946	$9,600	$497	$15,043

The Company provides warranties on certain product sales, which range from 12 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial.

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

18. Loss and Impairment on Equity Investment and Intangible Assets

On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment was accounted for using the equity method of accounting. At the time of initial investment, the purchase price exceeded the Company’s proportionate share of the assets acquired and liabilities assumed by approximately $1.9 million, which was attributable to intangibles of $0.1 million and equity method goodwill of $1.8 million. The excess investment relating to intangibles of $0.1 million was amortized in 2008 due to the nature of the intangibles.

In addition, the Company had entered into an Exclusive Cooperation Agreement on April 17, 2008 with TranZfinity (the “Cooperation Agreement”), which was amended in July 2009. The terms of the Cooperation Agreement, as amended, required TranZfinity to work with the Company to develop modular USB devices for the Company’s product portfolio and to supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company paid TranZfinity an exclusivity fee of $0.8 million for the right to be the exclusive provider of those products. The Company capitalized these payments and was recording amortization expense based on the estimated useful life.

The equity investment in TranZfinity was impaired during the fourth quarter of 2009 based on the Company’s assessment of TranZfinity’s performance and future prospects. Additionally TranZfinity management and its shareholders concluded that TranZfinity business was no longer viable and decided to dissolve the TranZfinity operations.

As a result, during 2009, the Company recorded a charge of $2.2 million, which included an impairment loss of $1.4 million of the Company’s equity method investment in TranZfinity and its proportionate share of losses of $0.8 million realized by TranZfinity. In addition, the exclusivity fee paid to TranZfinity was also considered impaired and the Company recorded an impairment charge of $0.6 million related to the write-off of exclusivity fees in its consolidated statement of operations for the year ended December 31, 2009.

During 2008, the Company recorded a loss on equity investments of $0.3 million, of which $0.2 million related to its share of the losses of its equity method investment in TranZfinity and $0.1 million related to amortization of the difference between the Company’s cost and underlying equity in net assets of TranZfinity, subsequent to the date of investment.

19. Net Loss per Common Share Attributable to Identive Group, Inc.

The following table sets forth the computation of basic and diluted net loss per common share attributable to Identive Group, Inc. (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008
Net loss attributable to Identive Group, Inc.:
Continuing operations	$(9,738)	$(14,562)	$(10,486)
Discontinued operations	220	383	376

Net loss attributable to Identive Group, Inc.	$(9,518)	$(14,179)	$(10,110)

Weighted average shares used in (loss) income per common share — basic and diluted	42,722	22,047	15,743
Net (loss) income per common share attributable to Identive Group, Inc. — basic and diluted
Continuing operations	$(0.23)	$(0.66)	$(0.66)
Discontinued operations	$0.01	$0.02	$0.02

Net loss per common share attributable to Identive Group, Inc. — basic and diluted	$(0.22)	$(0.64)	$(0.64)

As the Company has incurred losses from continuing operations for the periods presented, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

20. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2010 and 2009:

	Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30(1)	December 31
	(Unaudited)
2010:
Net revenue	$15,346	$21,178	$20,511	$27,808
Gross profit	6,737	9,844	8,948	11,829
Loss from operations	(5,489)	(1,658)	(2,251)	(480)
Loss from continuing operations attributable to Identive Group, Inc.	(5,975)	(859)	(2,001)	(902)
Gain (loss) from discontinued operations, net of income taxes	(77)	170	(24)	151
Net loss attributable to Identive Group, Inc.	(6,052)	(689)	(2,025)	(752)
Basic and diluted income (loss) per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.15)	$(0.02)	$(0.05)	$(0.02)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.15)	$(0.02)	$(0.05)	$(0.02)
Weighted average shares used to compute basic and diluted loss per share:	39,755	42,668	43,279	45,120

(1)	In connection with the preparation of its annual financial statements and fourth quarter 2010 results, the Company determined that an error occurred in the recognition of revenue related to the sale of readers for the German national ID program as reported for the third quarter of 2010. Upon additional review of ASC 605, the Company concluded that not all criteria for recognizing the sale were in fact met until the fourth quarter of 2010. As a result, revenue of approximately $2.8 million reported in the Company’s Form 10-Q for the quarter ended September 30, 2010 was overstated, resulting in an impact of $1.2 million on operating profit and net income. The Audit Committee, after reviewing the matter with management, has concluded that the required adjustment to the Company’s third quarter financial statements is not material. The Company will include the restated third quarter results (as presented in the table above) in its third quarter 2011 Form 10-Q as well.

	Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
	(Unaudited)
2009:
Net revenue	$5,155	$10,961	$13,334	$11,865
Gross profit	2,203	5,767	6,677	4,697
Loss from operations	(3,138)	(1,856)	(1,586)	(6,876)
Loss from continuing operations attributable to Identive Group, Inc	(3,147)	(610)	(2,316)	(8,489)
Gain from discontinued operations, net of income taxes	104	122	79	78
Net loss attributable to Identive Group, Inc	(3,043)	(488)	(2,237)	(8,411)
Basic and diluted income (loss) per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.20)	$(0.03)	$(0.09)	$(0.34)
Income from discontinued operations	$0.01	$0.01	$0.00	$0.00
Net loss per share	$(0.19)	$(0.02)	$(0.09)	$(0.34)
Weighted average shares used to compute basic and diluted loss per share:	15,744	22,039	25,135	25,135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2010, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on our evaluation, our management, including the CEO and CFO, concluded that as of December 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management assessed our internal control over financial reporting as of December 31, 2010. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on this evaluation, management has assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2010, and concluded that such internal control over financial reporting is effective. The results of management’s assessment were reviewed with the Audit Committee.

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

Changes in Internal Control over Financial Reporting

We made no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto above.

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Accounts receivable allowances
Year ended December 31, 2008	$341	$395	$47	$689
Year ended December 31, 2009	689	208	31	866
Year ended December 31, 2010	866	331	714	483
Warranty accrual
Year ended December 31, 2008	$36	$35	$55	$16
Year ended December 31, 2009	16	8	16	8
Year ended December 31, 2010	8	154	—	162

3. Exhibits

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (see SEC File No. 333-162618).)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010, SEC File No. 000-29440)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).

3.4	Amended and Restated Bylaws of Registrant. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, (see SEC File No. 000-22689).)

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (See SEC File No. 000-29440).)

4.1	Specimen Registrant’s Common Stock Certificate. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010, SEC File No. 000-29440))

4.2	Form of Warrant Certificate issued in connection with the acquisition of Hirsch Electronics. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009 (see SEC File No. 000-29440).)

4.3	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).

4.4	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (See SEC File No. 000-29440).)

4.5	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (see SEC File No. 000-29440).)

4.6	Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 16, 2009 (see SEC File No. 000-29440).)

4.7	Third Amendment to Rights Agreement, dated as of November 15, 2010, between Identive Group, Inc. and American Stock Transfer and Trust Company (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010, SEC File No. 000-29440).

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 25, 2009 (see SEC File No. 000-29440).)

10.2*	Amended 1997 Stock Plan. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003 (see SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.3*	2000 Non-statutory Stock Option Plan. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (See SEC File No. 333-51792).)

10.4	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (See SEC File No. 000-22689).)

10.5	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (See SEC File No. 000-22689).)

10.6	Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (see SEC File No. 000-29440).)

10.7	Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (see SEC File No. 000-29440).)

10.8	Shuttle Technology Group Unapproved Share Option Scheme. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (See SEC File No. 333-73061).)

10.9*	Management by Objective (MBO) Bonus Program Guide. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 (See SEC File No. 000-29440).)

10.10	Lease dated July 15, 2006 between SCM Microsystems and Rreef America Reit II Corp. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 20, 2007 (See SEC File No. 000-29440).)

10.11*	Amended 2007 Stock Option Plan. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009 (see SEC File No. 000-29440).)

10.12	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 28, 2008 (see SEC File No. 000-29440).)

10.13	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (see SEC File No. 000-29440).)

10.14*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (see SEC File No. 000-29440).)

10.15	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (see SEC File No. 000-29440).)

10.16	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (see SEC File No. 000-29440).)

10.17	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)

10.18	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.19	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 21, 2009 (see SEC File No. 000-29440).)

10.20	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously within Annex A of the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (see SEC File No. 333-162618).)

10.21*	Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2010 (see SEC File No. 000-29440).)

10.22*	Employment Agreement by and between Bluehill Microtech GmbH and Missions-Cadres SARL, dated April 29, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 21, 2010 (see SEC File No. 000-29440).)

10.23*	Employment Agreement by and between SCM Microsystems, Inc. and Joseph Tassone, dated February 22, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on February 25, 2010 (see SEC File No. 000-29440).)

10.24*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (see SEC File No. 000-29440).)

10.25*	Employment Agreement by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (see SEC File No. 000-29440).)

10.26*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K/A, filed on March 1, 2010 (see SEC File No. 000-29440).)

10.27*	Employment Agreement by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (see SEC File No. 000-29440).)

10.28	Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2010 (see File no. 000-29440).)

10.29*	Employment Agreement between Bluehill ID AG and John Rogers dated January 5, 2009. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (See File No. 000-29440))

10.30*	Amendment No. 1 to the Employment Agreement between Bluehill ID AG and John Rogers dated March 16, 2010. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (See File No. 000-29440).)

10.31*	Bluehill ID AG Executive Bonus Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (see File No. 333-166181).)

10.32*	Bluehill ID AG Executive Share Option Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (see File No. 333-166181).)

10.33*	Identive Group, Inc. 2010 Bonus and Incentive Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).

Exhibit Number	Description of Document

10.34*	Amendment to Employment Agreement, dated July 12, 2010, by and between Identive Group, Inc. and Lawrence Midland. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed July 15, 2010 (see File no. 000-29440).)

10.35*	Amendment to Employment Agreement, dated August 23, 2010, by and between Identive Group, Inc. and Felix Marx. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 2010 (see SEC File No. 000-29440).)

10.36	Form of Subscription Agreement November 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (see File no. 000-29440).)

10.37*+	Termination Agreement with Felix Marx dated December 7, 2010.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management compensatory arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

IDENTIVE GROUP, INC.

By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chief Executive Officer and
Chairman of the Board

March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/S/ AYMAN S. ASHOUR Ayman S. Ashour	Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and Director	March 7, 2011

/S/ MELVIN DENTON-THOMPSON Melvin Denton-Thompson	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 7, 2011

/S/ STEVEN HUMPHREYS Steven Humphreys	Director	March 7, 2011

/S/ HANS LIEBLER Hans Liebler	Director	March 7, 2011

/S/ LAWRENCE W. MIDLAND Lawrence W. Midland	Director	March 7, 2011

/S/ SIMON TURNER Simon Turner	Director	March 7, 2011

/S/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 7, 2011