Form 10-Q
period 2011-03-31
IDENTIVE GROUP, INC.
filed 2011-05-06
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 1, 2011, 48,392,621 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$22,420	$15,346
Cost of revenue	13,040	8,609

Gross profit	9,380	6,737

Operating expenses:
Research and development	1,158	1,416
Selling and marketing	5,009	5,092
General and administrative	5,256	5,454
Restructuring and other charges	—	264

Total operating expenses	11,423	12,226

Loss from operations	(2,043)	(5,489)
Other income	230	—
Interest expense, net	(291)	(231)
Foreign currency gains (losses), net	199	(314)

Loss from continuing operations before income taxes and noncontrolling interest	(1,905)	(6,034)
Benefit (provision) for income taxes	22	(162)

Loss from continuing operations	(1,883)	(6,196)
Loss from discontinued operations, net of income taxes	—	(77)
Consolidated net loss	(1,883)	(6,273)

Less: Net loss attributable to noncontrolling interest	21	221

Net loss attributable to Identive Group, Inc.	$(1,862)	$(6,052)

Basic and diluted loss per share attributable to Identive Group, Inc.:

Loss from continuing operations	$(0.04)	$(0.15)

Loss from discontinued operations	$0.00	$0.00

Net loss	$(0.04)	$(0.15)

Weighted average shares used to compute basic and diluted loss per share	47,741	39,755

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31,	December 31,
	2011	2010 (A)
ASSETS
Current assets:
Cash and cash equivalents	$9,928	$10,799
Accounts receivable, net of allowances of $411 and $484 as of March 31, 2011 and December 31, 2010, respectively	12,643	15,231
Inventories	11,790	10,584
Income taxes receivable	213	126
Other current assets	2,386	2,088

Total current assets	36,960	38,828
Property and equipment, net	5,617	5,373
Goodwill	48,466	47,126
Intangible assets, net	33,716	33,865
Other assets	457	793

Total assets	$125,216	$125,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,998	$12,833
Mortgage loan payable to bank and bank line of credit	528	630
Debt note	1,032	1,040
Liability to related party	1,048	1,058
Accrued compensation and related benefits	2,423	3,694
Deferred revenue	1,302	1,244
Other accrued expenses and liabilities	8,260	8,980
Income taxes payable	228	44

Total current liabilities	26,819	29,523

Long-term liability to related party	7,559	7,615
Long-term mortgage loan payable to bank	886	840
Deferred tax liability	6,988	6,795
Long-term debt note	716	950
Long-term income taxes payable	278	458

Total liabilities	43,246	46,181

Commitments and contingencies (see Notes 12 and 13)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Common stock, $0.001 par value: 110,000 shares authorized; 48,694 and 48,276 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	48	48
Additional paid-in capital	308,012	306,203
Treasury stock, 618 shares as of March 31, 2011 and December 31, 2010	(2,777)	(2,777)
Accumulated deficit	(227,758)	(225,896)
Other accumulated comprehensive income	2,667	323

Total Identive Group, Inc. stockholders’ equity	80,192	77,901
Noncontrolling interest	1,778	1,903

Total equity	81,970	79,804

Total liabilities and stockholders’ equity	$125,216	$125,985

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2010 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2010 and Three Months Ended March 31, 2011

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Comprehensive Income (Loss)
(In thousands)	Shares	Amount
Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with Bluehill ID acquisition	17,988	18	38,957	—	—	—	(199)	38,776
Assumption of stock options in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with Bluehill ID Acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common stock upon exercise of options	7	—	11	—	—	—	—	11
Issuance of common stock in connection with stock bonus and incentive plans	99	—	174	—	—	—	—	174
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement, net of issuance costs	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for settlement of pre-acquisition liabilities	150	—	343	—	—	—	—	343
Noncontrolling interest in a subsidiary	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	330	—	—	—	—	330
Comprehensive loss:
Net loss	—	—	—	—	(9,518)	—	(630)	(10,148)	$(10,148)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(2,836)	(325)	(3,161)	(3,161)

Comprehensive loss	—	—	—	—	—	—	—	—	$(13,309)

Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

Issuance of common stock upon exercise of options	4	—	12	—	—	—	—	12
Issuance of common stock in connection with stock bonus and incentive plans	414	—	1,114	—	—	—	—	1,114
Stock options grants in connection with stock bonus and incentive plans	—	—	610	—	—	—	—	610
Stock-based compensation expense	—	—	73	—	—	—	—	73
Comprehensive loss:
Net loss	—	—	—	—	(1,862)	—	(21)	(1,883)	$(1,883)
Foreign currency translation adjustment	—	—	—	—	—	2,344	(104)	2,240	2,240

Comprehensive loss	—	—	—	—	—	—	—	—	$357

Balances, March 31, 2011	48,694	$48	$308,012	$(2,777)	$(227,758)	$2,667	$1,778	$81,970

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,883)	$(6,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	77
Deferred income taxes	(22)	—
Depreciation and amortization	1,109	1,133
Accretion of liability to related party discount	189	195
Interest on debt note, mortgage loan and bank line of credit	77	36
Stock-based compensation expense	220	147
Changes in operating assets and liabilities:
Accounts receivable	2,973	415
Inventories	(761)	(243)
Other assets	176	(540)
Income taxes receivable	(87)	—
Accounts payable	(1,270)	1,045
Liability to related party	(255)	(99)
Accrued expenses	(729)	(151)
Deferred revenue	58	—
Income taxes payable	3	(95)

Net cash used in operating activities from continuing operations	(202)	(4,353)
Net cash provided by operating activities from discontinued operations	—	58

Net cash used in operating activities	(202)	(4,295)

Cash flows from investing activities:
Capital expenditures	(365)	(328)
Cash acquired from acquisitions, net	—	4,266
Maturities of short-term investments	—	1,015

Net cash (used in) provided by investing activities	(365)	4,953

Cash flows from financing activities:
Payment on debt note and mortgage loan	(313)	(13)
Payment on bank line of credit, net	(122)	(161)
Proceeds from option exercised	12	—
Proceeds from issuance of common stock, net	—	1,700

Net cash (used in) provided by financing activities	(423)	1,526

Effect of exchange rates on cash and cash equivalents	119	(267)

Net (decrease) increase in cash and cash equivalents	(871)	1,917
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$9,928	$6,753

Supplemental disclosures of cash flow information:
Common stock issued in connection with stock bonus and incentive plans	$1,114	$—

Stock options grants in connection with stock bonus and incentive plans	$610	$—

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

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

Reclassifications

During the second quarter of 2010, the Company reclassified certain general and administration costs, that were previously recorded as cost of revenues. Accordingly, $0.5 million of costs reported in the three months ending March 31, 2010, have been reclassified from cost of revenues to general and administration to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, operating income, net income, or earnings per share.

2. Summary of Significant Accounting Policies

Recent Accounting Policy Changes

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements (“ASU 2009-14”), which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company has assessed the effects of ASU 2009-13 and ASU 2009-14 and has concluded that the adoption of these standards had no material impact on the condensed consolidated results of operations and financial position for the three months ended March 31, 2011. This was because the Company’s determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25, Multiple Elements Arrangements) is not impacted by ASU 2009-13. In addition, as stated below, the Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of software products and software components in revenue arrangements that are considered non-essential and standalone. As a result, ASU 2009-14 did not have any impact during the three month periods ended March 31, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. ASU 2009-13 generally does not change the units of accounting for the Company’s revenue arrangements. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

The Company derives revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. The revenue is generated from sales to direct end-users and to distributors. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. ASU 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. The Company recognizes revenue from the sale of hardware products to direct end-users and distributors pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations related to the sale of hardware products, outside of the Company’s standard product warranty. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of the Company’s hardware products are bundled with its software products. In such arrangements, both the software and hardware products are delivered simultaneously. The Company accounts for software sales in accordance with ASC 985-605, whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASU 2009-13. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are delivered simultaneously elements and no undelivered elements exist. Certain sales of the Company’s hardware products are bundled with its installation services and maintenance contracts. For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. In such bundled arrangements, the revenue from hardware products is generally recognized upon delivery, assuming all other basic revenue recognition criteria are met. The revenue from installation contracts is recognized upon completion of such services, which happens within a short period after the delivery of hardware products, and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts.

Service revenue includes revenue from professional services and maintenance contracts. Typically professional services and maintenance contracts are sold separately from hardware sales. Professional services revenue, such as security system integration services, system migration and database conversion services, is recognized upon delivery of the services. If the professional services project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware maintenance contracts. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or the Company’s best estimated selling price (“ESP”) if neither VSOE nor TPE are available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

Recent Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, ASC Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805, Business Combinations (“ASC 805”). This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company’s consolidated results of operations or financial condition. The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-28, ASC Topic 350, Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-28 effective January 1, 2011. The Company currently does not have any reporting units with zero or negative carrying amounts.

3. Acquisitions

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

The Company recognized identifiable intangible assets of $0.3 million and is amortizing these assets on a straight-line basis over their expected useful lives.

Acquisition of RockWest (Multicard U.S.)

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”), pursuant to a Share Purchase Agreement as amended between the Company, RockWest and certain sellers of RockWest dated April 9, 2010 (the “Rockwest Share Purchase Agreement”). Subsequently, RockWest changed its name to “Multicard U.S.” Under the Rockwest Share Purchase Agreement, the Company issued an aggregate of 2.6 million restricted shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, in the form of shares of common stock subject to an 12-month lock-up period.

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

The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement and is payable in shares. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of shares. The fair-value of the contingent consideration is classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of March 31, 2011, the Company remeasured the earn-out contingent consideration to fair value in accordance with ASC 480 and recognized $26,000 as stock-based compensation during the three months ended March 31, 2011 which has been included in general and administration expenses in the condensed consolidated statement of operations.

The Company recognized identifiable intangible assets of $2.2 million and is amortizing them on a straight-line basis over their expected useful lives

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result of netting the deferred tax liability of $0.6 million with the Company’s existing deferred tax assets, there is a $0.6 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2010 second quarter financial statements.

Acquisition of Bluehill ID

The Company completed the acquisition of Bluehill ID on January 4, 2010 (the “Bluehill acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, the Company issued 0.52 new shares of the Company’s common stock for every one share of Bluehill ID (the “Bluehill ID acquisition”). A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were exchanged for a total of 15,299,797 new shares of the Company’s common stock.

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

The Company recognized identifiable intangible assets of $13.9 million and is amortizing these assets on a straight-line basis over their expected useful lives.

Acquisition of Hirsch

The Company completed the acquisition of Hirsch on April 30, 2009 (the “Hirsch acquisition date”). In exchange for all of the outstanding capital stock of Hirsch, the Company paid approximately $14.2 million in cash, issued approximately 9.4 million shares of the Company’s common stock, and issued warrants to purchase approximately 4.9 million shares of the Company’s common stock

The Hirsch acquisition was accounted for under the acquisition method of accounting under ASC 805. The total purchase consideration was determined to be $38.0 million as of the Hirsch acquisition date. The Company recognized identifiable intangible assets of $22.8 million and goodwill of $21.9 million. The Company is amortizing the intangible assets on a straight-line basis over their expected useful lives.

4. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$37	$—	$—	$37	$36	$—	$—	$36

Liabilities:
Earn-out consideration	$—	$—	$545	$545	$—	$—	$519	$519

Money market fund deposits are included in cash and cash equivalents on the Company’s consolidated balance sheets.

As discussed in Note 3 above, the Sellers of RockWest are eligible to receive limited earn-out payments in the form of shares of common stock subject to an 12-month lock-up period. The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement and is payable in shares. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of shares. The valuation of earn-out consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involved management judgment and assumptions about achieving revenue and profits targets and discount rates used. The fair-value of the earn-out contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. As of March 31, 2011, the Company remeasured the earn-out contingent consideration to fair value and recognized $26,000 as stock-based compensation during the three months ended March 31, 2011 which has been included in general and administration expenses in the condensed consolidated statement of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of March 31, 2011 and December 31, 2010, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5. Stockholders’ Equity of Identive Group, Inc.

Private Placement

In a private placement financing, in November 2010, the Company issued 4,097,626 shares of common stock at a price of $2.525 per share and warrants to purchase an additional 4,097,626 shares of its common stock at an exercise price of $2.65 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”), for aggregate gross consideration of approximately $10.3 million and recorded approximately $0.8 million as issuance costs related to the private placement. The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. Any portion of warrants not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. No fractional warrant shares shall be issued in connection with the exercise of the warrants. In lieu of any fractional shares that would otherwise be issuable, the number of warrant shares to be issued shall be rounded down to the nearest whole number and the Company shall pay the warrant holders in cash the amount of the fair market value based on the closing sale price for any such fractional warrant shares. The number of shares issuable upon exercise of the warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $6.3 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

Acquisition Warrants

As described in Note 3 above, as part of the consideration paid by the Company in connection with the acquisition of Hirsch, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $1.5 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

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

The Company had a Director Option Plan and a 1997 Stock Option Plan, both of which expired in March 2007, and as a result, options can no longer be granted under these plans. As of March 31, 2011, an aggregate of approximately 0.5 million granted options were outstanding under these two plans which remain exercisable in accordance with the terms of the original grant agreements. The Company also had a 2000 Stock Option Plan that expired in December 2010, and as a result, options can no longer be granted under this plan. As of March 31, 2011, 0.3 million granted options were outstanding under the 2000 Stock Option Plan which remain exercisable in accordance with the terms of the original grant agreements. In addition, the Company has a 2007 Stock Option Plan, pursuant to which options to purchase 3.5 million shares of the Company’s common stock may be granted. As of March 31, 2011, 1.3 million granted options were outstanding under the 2007 Stock Option Plan.

In addition, in connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill ID AG Executive Bonus Plan and Bluehill ID AG Executive Share Option Plan (the “Bluehill Plans”). In April 2010, the Company’s Board and shareholders approved the Bluehill Plans, pursuant to which options to purchase 2.1 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. No grants were made during 2010 and three months ending March 31, 2011 under these plans.

A summary of the activity under the Company’s stock option plans for the three months ended March 31, 2011 is as follows:

	Options Available for Grant	Number of Options Outstanding	Average Exercise Price per share	Aggregate Intrinsic Value	Remaining Contractual Life (in years)
Balance at December 31, 2010	4,640,974	1,810,188	$3.56	$128,300	4.66
Options Granted	(393,062)	393,062	$2.63
Options Cancelled or Expired	15,009	(134,506)	$2.51
Options Exercised		(4,462)	$2.22

Balance at March 31, 2011	4,262,921	2,064,282

Vested or expected to vest at March 31, 2011		2,019,886	$3.46	$151,368	5.30

Exercisable at March 31, 2011		1,620,662	$3.66	$66,920	5.32

The following table summarizes information about options outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 - $ 2.40	463,526	5.24	$2.28	210,192	$2.33
$ 2.42 - $ 2.63	518,943	7.54	2.54	448,530	2.53
$ 2.65 - $ 3.12	484,058	4.47	2.99	419,334	2.98
$ 3.13 - $8.08	589,905	3.27	5.21	534,756	5.46
$ 8.25- $10.74	7,850	1.87	9.50	7,850	9.50

$ 1.50 - $10.74	2,064,282	5.30	$3.44	1,620,662	$3.66

The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2011 and 2010 was $2.63 and $1.90, respectively. Cash proceeds from the exercise of stock options were $12,043 and $0 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.1 years.

Stock Bonus and Incentive Plans

In June 2010, Identive’s stockholders approved the 2010 Bonus and Incentive Plan (the “2010 Plan”) under which cash and equity-based awards may be granted to executive officers and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board , as designated from time to time by the Compensation Committee (the “Committee”) of the Board. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. For performance-based incentive awards, the performance criteria considered by the Committee may include any one or more of the following business measurements: (i) total stockholder return, (ii) economic value added, (iii) return on capital employed, (iv) revenues, (v) sales, (vi) net income, (vii) operating income, (viii) EBITDA, (ix) EBITDA margin, (x) profit margin, (xi) earnings per share, including in comparison to selected indexes and comparable companies, (xii) return on equity, (xiii) cash flow, (xiv) operating margin, (xv) net worth, (xvi) stock price, or (xvii) in the case of any incentive award, other than an incentive award to certain employees, any other criteria that may be determined as appropriate by the Committee from time to time.

An aggregate of 3.0 million shares of the Company’s common stock may be issued under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. The shares issued pursuant to equity awards granted under this 2010 Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. During the quarter ended March 31, 2011, 414,025 shares were issued pursuant to the 2010 Plan as disclosed in the consolidated statements of equity and comprehensive income (loss). As of March 31, 2011, a total of 512,722 shares have been issued pursuant to 2010 Plan.

Beginning second quarter of 2010, the Committee granted incentive bonus awards to certain executive officers, including the CEO and CFO, and other key employees under the 2010 Plan. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of a number of non-qualified stock options equal to 20% of the number of U.S. dollars in the Participant’s Base Salary. During the quarter ended March 31, 2011, the Company recognized $0.05 million for the portion of the bonus payable in shares as stock-based compensation expense and $0.05 million for the portion of the bonus payable in cash, pursuant to the 2010 Plan and Bluehill Plans described above. In addition, the Company recognized $0.1 million in stock-based compensation expense as it relates to Participants’ eligibility to receive stock options awards as described above. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. During the quarter ended March 31, 2011, the bonus amounts of $0.1 million and $0.1 million have been included in the sales and marketing and general and administration expenses, respectively in the condensed consolidated statement of operations. There were no such amounts included in the condensed statement of operations during the quarter ended March 31, 2010.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense resulting from stock options and shares issuable under 2010 plan included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$4	$6
Research and development	62	17
Selling and marketing	114	60
General and administrative	40	64

Stock-based compensation expense before income taxes	$220	$147
Income tax benefit	0	0

Stock-based compensation expense after income taxes	$220	$147

Stock-based compensation expense of $0.2 million for the three months ended March 31, 2011 includes $0.1 million relating to the 2010 Plan that was accrued for as of March 31, 2011 and included in the accrued compensation and related benefits in the condensed consolidated balance sheet, and the remaining $0.1 million relates to the stock options vested during the three months ended March 31, 2011 and is disclosed in the condensed consolidated statements of equity and comprehensive loss for the three months ended March 31, 2011.

Common Stock Reserved for Future Issuance

As of March 31, 2011, the Company has reserved an aggregate of approximately 9.0 million shares of its common stock for future issuance under its various stock option plans and stock incentive plans, of which approximately 4.3 million shares are reserved for future option grants under all the stock option plans, approximately 2.1 million shares are reserved for future issuance pursuant to outstanding options under all the stock options plans, and approximately 2.6 million shares are reserved for future bonus and incentive award grants under the 2010 Plan.

As of March 31, 2011, a total of approximately 2.0 million shares of the Company’s common stock are reserved for future issuance for the options converted at the closing of the Bluehill ID acquisition and approximately 1.2 million shares of the Company’s common stock are reserved for future issuance for the noncontrolling shareholders of Bluehill ID as discussed under Note 3 above. In aggregate, the Company has reserved an aggregate of approximately 3.2 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID as of March 31, 2011.

In addition, a total of approximately 4.1 million shares of the Company’s common stock are reserved for future issuances pursuant to outstanding warrants in connection with the private placement and approximately 4.9 million shares of the Company’s common stock are reserved for future issuances pursuant to outstanding warrants in connection with Hirsch acquisition as of March 31, 2011. In aggregate, the Company has reserved approximately 9.0 million shares of common stock for future issuance pursuant to outstanding warrants as of March 31, 2011.

Comprehensive Income (Loss) Attributable to Identive Group, Inc.

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended March 31
	2011	2010
Net loss	$(1,883)	$(6,273)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	$2,240	$(2,060)

Total comprehensive income (loss)	$357	$(8,333)
Less: comprehensive loss attributable to noncontrolling interest	125	421

Comprehensive income (loss) attributable to Identive Group, Inc.	$482	$(7,912)

6. Inventories

Inventories consist of (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$4,707	$4,164
Work-in-process	756	241
Finished goods	6,327	6,179

Total	$11,790	$10,584

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of March 31, 2011, and December 31, 2010 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	—	—	—
Currency translation adjustment	1,340	810	530

Balance at March 31, 2011	$48,466	$38,765	$9,701

Goodwill as of December 31, 2010 was acquired as a result of the acquisitions of Hirsch, Bluehill ID, RockWest, and Smartag, as described in Note 3 above. The goodwill amount related to the Bluehill acquisition is designated in euros and is adjusted each reporting period for the difference in foreign exchange rates between the acquisition date and period end.

In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2010 and concluded that there was no impairment to goodwill during the year ended December 31, 2010. Management did not identify any impairment indicators during the three months ended March 31, 2011.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Existing Technology	Customer Relationships	Trade Name	Total
Cost:
Amortization period	0.25 -1 year	10 -15 years	4 -15 years	3 years and Indefinite life

Balance at December 31, 2010	$724	$5,462	$22,742	$9,221	$38,149
Acquired as a part of acquisitions	—	—	—	—	—
Currency translation adjustment	54	45	617	86	802

Balance at March 31, 2011	$778	$5,507	$23,359	$9,307	$38,951

Accumulated Amortization:
Balance at December 31, 2010	$718	$595	$2,970	$1	$4,284
Amortization expense	18	103	663	3	787
Currency translation adjustment	42	5	117	—	164

Balance at March 31, 2011	$778	$703	$3,750	$4	$5,235

Intangible assets, net at March 31, 2011	$—	$4,804	$19,609	$9,303	$33,716

Intangible assets, net at December 31, 2010	$6	$4,867	$19,772	$9,220	$33,865

Intangible assets as of December 31, 2010 were acquired as a result of the acquisitions of Smartag (“Smartag intangibles”), RockWest (“RockWest intangibles”) and Bluehill ID (“Bluehill intangibles”) The Bluehill intangibles are designated in euros and were adjusted each reporting period for the difference in foreign exchange rates between the acquisition date and period end.

Intangible assets of $33.7 million and $33.9 million as of March 31, 2011 and December 31, 2010, respectively, include intangible assets which are not subject to amortization of $9.3 million and $9.2 million as of March 31, 2011 and December 31, 2010, respectively. Intangible assets subject to amortization will be amortized over their useful lives. Amortization expense of these acquired intangible assets was $0.8 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively, of which $0.1 million and $0.3 million was included in cost of revenue and $0.7 million and $0.6 million was included in selling and marketing expense in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

The estimated future amortization expense of purchased intangible assets with definite lives as of March 31, 2011 for the next five years, is as follows (in thousands):

2011 (remaining nine months)	$2,352
2012	3,190
2013	3,188
2014	2,217
2015	2,210
2016 and thereafter	11,293

Total	$24,450

8. Debt Note

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.6 million to FCI Asia Pte. Ltd., as discussed in Note 3 above. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the buyer and seller. The Company adjusted the face value of the debt note from $2.6 million to approximately $2.0 million for the expected amount of working capital and considered $2.0 million in determining purchase price consideration. The fair value of the debt note of approximately $2.0 million was discounted using the Company’s incremental borrowing rate to determine the total purchase price consideration. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. If the debt note is paid in full on or before May 18, 2011, a discount of $0.4 million will be applied and if it is paid after May 18, 2011, a discount of 10% will be applied against any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $55,000 during the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, approximately $1.7 million and $2.0 million, respectively was outstanding under the debt note, of which $1.0 million was shown as a current liability on the condensed consolidated balance sheets for both the periods presented.

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

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement”). Hirsch’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

The Company recognized $0.2 million and $0.2 million expense during the three months ending March 31, 2011 and 2010, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability as of March 31, 2011 for the next five years is as follows (in thousands):

2011 (remaining nine months)	$786
2012	1,109
2013	1,153
2014	1,200
2015	1,248
2016 and thereafter	7,027
Present value discount factor	(3,916)

Total	$8,607

10. Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of €3,500, or approximately $4,900, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is €240,000, or approximately $340,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of €13,000 and €23,000, or approximately $19,000 and $36,000, during the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, approximately €666,000 and €676,000, or approximately $937,000 and $896,000, respectively, were outstanding under the mortgage loan and €106,000 and €187,000, or approximately $149,000 and $247,000, respectively, in advances were outstanding under the revolving line of credit.

In addition, one of the Company’s subsidiaries, Multicard U.S. (formerly known as RockWest, the “Borrower”) has a revolving line of credit payable to a bank. The total amount that can be advanced under the line of credit is $230,000. The advances on the revolving line of credit accrue interest at a floating rate per annum equal to the Prime Rate plus 1.25% (5% as of March 31, 2011 and December 31, 2010), payable monthly. Multicard U.S., as Grantor, granted and pledged to the bank a first security interest in all the personal property owned by the principals of the Borrower. The Company recorded interest expense on the line of credit of $3,400 during the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, approximately $206,000 and $206,000, respectively were outstanding under the revolving line of credit. The revolving line of credit was matured on March 10, 2011 and the balance was fully paid off on April 7, 2011.

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

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are Identity Management and ID Products. Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Businesses in the Identity Management segment include Hirsch and Multicard ; businesses in the ID Products segment include SCM Microsystems, TagStar Systems, Smartag, ACiG Technology and Syscan ID.

The CODM reviews financial information and business performance along the Identity Management and ID Products segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment.

Summary information by segment is as follows (in thousands):

	Three Months Ended March 31,
(In thousands)	2011	2010
Identity Management:
Revenues from external customers	$12,625	$8,103
Intersegment revenues	58	128

Total revenues for reportable segments	12,683	8,231
Elimination of intersegment revenues	(58)	(128)

Total Identity Management Revenues	$12,625	$8,103

Gross profit	5,729	4,366
Gross profit %	45%	54%

ID Products:
Revenues from external customers	$9,795	$7,243
Intersegment revenues	2,019	176

Total revenues for reportable segments	11,814	7,419
Elimination of intersegment revenues	(2,019)	(176)

Total ID Products Revenues	$9,795	$7,243

Gross profit	3,651	2,371
Gross profit %	37%	33%

Total
Revenues	$22,420	$15,346
Gross profit	9,380	6,737
Gross profit %	42%	44%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenue
Americas	$9,734	$8,614
Europe	9,531	5,144
Asia-Pacific	3,155	1,588

Total	$22,420	$15,346

% of net revenue
Americas	43%	56%
Europe	43%	34%
Asia-Pacific	14%	10%

No customers exceeded 10% of total revenue for March 31, 2011 or 2010. No customer represented 10% of the Company’s accounts receivable balance at March 31, 2011 and December 31, 2010.

Long-lived assets by geographic location are as follows (in thousands):

	March 31, 2011	December 31, 2010
Property and equipment, net:
Americas	$594	$411
Europe	3,782	3,695
Asia-Pacific	1,241	1,267

Total	$5,617	$5,373

12. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2011 expire at various dates during the next five years.

The Company recognized rent expense of $0.6 million and $0.5 million in its condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of March 31, 2011:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2011 (remaining nine months)	$2,142	$8,946	$402	$11,490
2012	1,872	136	74	$2,082
2013	940	—	24	$964
2014	393	—	11	$404
2015 and thereafter	66	—	34	$100

	$5,413	$9,082	$545	$15,040

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

14. Subsequent Events

The Company has entered into a Stock Purchase Agreement, dated April 29, 2011, with certain shareholders (the “Selling Shareholders”) of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”), under which the Company has acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company (the “Stock Purchase Agreement”). The transaction closed on May 2, 2011.

Initial consideration at closing consisted of approximately $2.4 million in cash and 995,675 shares of the Company’s common stock, calculated on a conversion price of $3.85 per share for an equivalent value of approximately $3.8 million. In addition, Selling Shareholders may receive aggregate potential earn-out payments of up to a total of approximately $21.0 million, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Shares issued as consideration to the Selling Shareholders are subject to a two-year lock-up from the closing date of the acquisition, after which the shares will be released from lock-up monthly, in equal amounts over a period of 12 months. Additionally, 425,000 of the aggregate initial share consideration paid to the Selling Shareholders will be released from lock-up six months after the closing date.

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

We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Such factors include our ability to successfully integrate strategic businesses that we acquire, our ability to reduce costs associated with strategic acquisitions, our ability to anticipate product demand, our ability to obtain supplies for products in a timely manner, and our ability to retain key personnel, as well as those additional factors listed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I - Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”). Each segment is comprised of two or more business units within the group that focus on specific products, markets and channels.

•

The businesses in our Identity Management segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our Identity Management segment specialize in the design, manufacturing, supply and servicing of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. Our Identity Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our Identity Management segment include Hirsch and Multicard. Sales in this segment are typically made to high level dealer / integrators, and less frequently, directly to end users.

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

Each of the businesses within Identive conducts its own sales and marketing activities in the markets in which it competes, utilizing its own sales and marketing organization, and in most cases selling primarily through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or Internet sales. Within our Identity Management segment, the majority of sales in our Hirsch business are made through a dealer/systems integrator distribution channel. Businesses in our ID Products segment primarily sell to original equipment manufacturers (“OEMs”) that typically either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers.

Our corporate headquarters are located in Santa Ana, California (U.S.) and our European and operational headquarters are in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Brazil, Canada, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Switzerland, UK and U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Acquisitions

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to a Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing that consisted of approximately $2.4 million in cash and 995,675 shares of our common stock, calculated on a conversion price of $3.85 per share for an equivalent value of approximately $3.8 million. In addition, the selling shareholders may receive aggregate potential earn-out payments of up to a total of approximately $21.0 million, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Shares issued as consideration to the Selling Shareholders are subject to a two-year lock-up from the closing date of the acquisition, after which the shares will be released from lock-up monthly, in equal amounts over a period of 12 months. Additionally, 425,000 of the aggregate initial share consideration paid to the Selling Shareholders will be released from lock-up six months after the closing date. iDOnDemand’s operating results will be included in our consolidated results going forward.

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.0 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.0 million. The face value of the debt note is $2.6 million and it carries an interest rate of 6% per year and is payable within 30 months from the closing date. The amount of the debt note is subject to change upon finalization of the closing balance sheet between the buyer and the seller. The Company adjusted the face value of the debt note from $2.6 million to approximately $2.0 million for the expected amount of adjustment in working capital and considered $2.0 million in determining purchase price consideration. Smartag’s operating results have been included in our consolidated results since November 19, 2010.

On April 14, 2010, we acquired RockWest Technology Group, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since April 14, 2010. Following its acquisition, RockWest changed its name to “Multicard U.S” in September 2010.

On January 4, 2010, we acquired Bluehill ID, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we issued 0.52 new shares of Identive common stock for every one share of Bluehill ID. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were exchanged for a total of 15,299,797 new shares of Identive common stock. Bluehill ID’s operating results have been included in our consolidated results since January 4, 2010.

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

As part of our organic growth strategy, we are focused on the ongoing development of our core RFID technology base and of a broad range of new contactless infrastructure products to enable fast growing contactless applications and services for markets such as electronic transactions (including payment and ticketing) and various electronic security programs within the government and enterprise sectors. Our RFID inlays and inlay-based tags, stickers and other products, and our contactless readers, modules and tokens are intended to address markets such as national/citizen ID, electronic passports, physical and logical (computer) security, ticketing for transit and events, cashless payments and mobile transactions, among others. To unify our sourcing, production and sales activities among our RFID component businesses, during the first quarter of 2011 we combined the TagStar Smartag and ACiG businesses into a new Transponder division that we believe will help us improve the efficiency and global capabilities of our RFID manufacturing and distribution operations.

Trends in our Business

Sales Trends

Our sales increased 46% in the first quarter of 2011 compared with the first quarter of 2010, as a result both of organic growth and incremental revenue from acquisitions. Incremental revenue from the acquired Multicard U.S. (formerly RockWest) and Smartag businesses was approximately $3.3 million in the first quarter of 2011 and the revenue increase in our existing businesses was $3.8 million, reflecting an organic growth rate of 24%.

Sales in the Americas. Sales in the Americas accounted for 43% of revenue in the first quarter of 2011, and increased 13% from the same quarter of 2010. Sales of products and systems for programs within various U.S. government agencies comprise the bulk of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business, sales were affected by temporary project delays in the deployment of access control systems for the U.S. Internal Revenue Service. As a general trend, demand for Hirsch’s integrated physical access control systems and other solutions has been strong, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”). We believe that demand for Hirsch’s security systems will continue until various agencies reach compliance with applicable directives and standards, a process that is still in the early stages. In our SCM Microsystems business, sales of smart card reader products for PC and network access by military and other federal employees were stable in the 2011 first quarter. Sales in our Multicard U.S. business were stable and reflected continued demand for identity management solutions from the local and state government and education markets.

Sales in Europe. Sales in Europe accounted for 43% of revenue in the first quarter of 2011 and increased 85% compared to the first quarter of 2010. The main drivers of this increase were smart card reader sales related to the German electronic ID program and a significant increase in sales of core RFID components in our Tagstar business. During 2010, SCM and Multicard were each selected to supply secure card readers for the German government’s implementation of a new electronic citizen ID card, and received customer orders that are to be fulfilled over several quarters. The largest order that SCM received was from our German Multicard business, which was selected by Germany’s Federal Ministry of the Interior to act as project manager for the distribution of several hundred thousand German electronic ID readers, along with application software and related services. During the first quarter of 2011, shipments for the German electronic ID program accounted for approximately $2.9 million of revenue for SCM and Multicard. To date, SCM and Multicard have fulfilled approximately 72% of the total orders received, which has generated approximately $8.8 million in aggregated revenue from the program. Shipments to fulfill remaining orders are expected to continue over the next two quarters, which will generate additional revenue. In our Tagstar business, sales demand has continued to be strong in each of the last several quarters, and revenues more than doubled in the first quarter of 2011 compared with the same quarter of 2010, driven by demand for RFID inlays and other products for a variety of applications, including ticketing for transit systems and ski resorts, secure tracking for libraries and cashless payments,.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 14% of revenue in the first quarter of 2011 and increased 99% compared with the same quarter of 2010. The increase was primarily the result of incremental revenue from the acquired Smartag business. Sales of SCM readers for enterprise applications in Japan were strong in the first quarter, as were sales in our Multicard Australia business, as a result of higher government program activity. These increases were partially offset by lower sales of SCM smart card reader chipsets sold to laptop and keyboard manufacturers for use in the U.S. government market.

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

In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. During 2010, semiconductor shortages at times constricted our ability to fulfill demand from our customers in our SCM and TagStar businesses, and if semiconductor supply does not become stable, sales at SCM, TagStar or other Identive businesses could continue to be affected in future periods. Additionally, our dependence on a small number of customers in our ID Products segment may result in any given period in additional variability in our revenues. Further, in our U.S. Multicard business, demand is affected by local and state government cycles as well as educational calendars, and therefore is typically strongest in the summer months and weakest in the fourth quarter.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) decreased 7% in the first quarter of 2011 compared with the first quarter of 2010, despite the inclusion of approximately $1.1 million in additional expenses from the acquired Multicard U.S. and Smartag businesses. Lower base operating expenses were the result of cost reduction programs we implemented during 2010 aimed at significantly lowering expenses and establishing a corporate culture of profit-driven growth. Cost reduction actions included consolidation of the Identive and Bluehill ID technology development centers in India into one facility; closure of Bluehill ID’s office in Mainz, Germany; a reduction in workforce; reductions in executive salaries and director fees; consolidation of administrative services and programs including payroll, banking and health benefits for all our employees in the U.S., and cost reduction measures in our European Multicard businesses. These measures resulted in cost reductions of more than $4.5 million in 2010, and their full impact is expected to result in additional cost savings during 2011. Additionally, we continue to work to further reduce our ongoing expenses.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business, we continue to make significant investments to develop Hirsch’s next generation product offering of controllers and other products. In our SCM business, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, and this work is ongoing. In our TagStar, ACiG and Smartag businesses, we continue to invest in enhancing and broadening our inlay designs and technology in the areas of NFC, metal on tag, library and pharmaceutical applications and have a number of new patent applications in process. In our Multicard business we continue to make investments to enhance our electronic payment, smart city card and ID software systems.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, log-lived assets and stock-based compensation.

We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the three months end March 31, 2011, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, except the following due to newly adopted accounting pronouncements and changes in our business strategy:

•

Revenue Recognition — In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements (“ASU 2009-14”), which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. We have assessed the effects of ASU 2009-13 and ASU 2009-14 and have concluded that the adoption of these standards had no material impact on our condensed consolidated results of operations and financial position for the three months ended March 31, 2011. This was because our determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25, Multiple Elements Arrangements) is not impacted by ASU 2009-13. In addition, as stated below, our revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of software products and software components in revenue arrangements that are considered non-essential and standalone. As a result, ASU 2009-14 did not have any impact during the three month periods ended March 31, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. ASU 2009-13 generally does not change the units of accounting for our revenue arrangements. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

We derive revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. Revenue is generated from sales to direct end-users and to distributors. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. ASU 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. We recognize revenue from the sale of hardware products to direct end-users and distributors pursuant to ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations related to the sale of hardware products, outside of our standard product warranty. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of our hardware products are bundled with our software products. In such arrangements, both the software and hardware products are delivered simultaneously. We account for software sales in accordance with ASC 985-605, whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASU 2009-13. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are delivered simultaneously elements and no undelivered elements exist. Certain sales of our hardware products are bundled with our installation services and maintenance contracts. For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. In such bundled arrangements, the revenue from hardware products is generally recognized upon delivery, assuming all other basic revenue recognition criteria are met. The revenue from installation contracts is recognized upon completion of such services which happens within a short period after the delivery of hardware products and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts.

Service revenue includes revenue from professional services and maintenance contracts. Typically professional services and maintenance contracts are sold separately from hardware sales. Professional service revenue, such as security system integration services, system migration and database conversion services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware maintenance contracts. Maintenance revenue is deferred and amortized ratably over the period of the maintenance contract.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or our best estimated selling price (“ESP”) if neither VSOE nor TPE are available. We then recognizes revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. Some of our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we typically are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

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

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to January 1, 2011, our reporting units were the Hirsch and Multicard businesses in the Identity Management reporting segment, and the SCM, Tagstar (including Smartag), ACiG and Syscan businesses in the ID Products reporting segment. Following the acquisition of Smartag, we began to reallocate its internal resources. During the first quarter ending March 31, 2011, we announced a new management structure for its existing reporting units Tagstar and ACiG to unify our sourcing, production and sales activities among our RFID component businesses with a focus on the future and scalability. As a result, we combined the TagStar (including Smartag) and ACiG reporting units into a new reporting unit called “Transponder” and, in accordance with ASC 350-20-35-45, the goodwill assigned to ACiG reporting unit is now reassigned to the Transponder reporting unit. As of March 31, 2011, of the total goodwill of $48.5 million, $21.9 million was allocated to the Hirsch reporting unit, $16.9 million to Multicard, $1.3 million to SCM, $7.0 million to Transponder, and $1.4 million to the Syscan reporting unit.

Recent Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

We report our business in two segments, Identity Management Solutions & Services (“Identity Management”) and Identification Products & Components (“ID Products”). Each of our business segments is comprised of two or more business units within the company that focus on specific markets and technologies.

The comparability of our operating results in the three months ended March 31, 2011 (the first quarter of 2011) with the three months ended March 31, 2010 (the first quarter of 2010) is impacted by our acquisition of RockWest on April 14, 2010 and our acquisition of Smartag on November 19, 2010. Results of the RockWest and Smartag businesses have been included since their respective acquisition dates in 2010.

Revenue

Summary information by business segment for the three months ended March 31, 2011 and 2010 is shown below:

	Three Months Ended March 31,		% change period to period
(In thousands)	2011	2010
Identity Management:
Revenues from external customers	$12,625	$8,103
Intersegment revenues	58	128

Total revenues for reportable segments	12,683	8,231
Elimination of intersegment revenues	(58)	(128)

Total Identity Management Revenues	$12,625	$8,103	56%

Gross profit	5,729	4,366
Gross profit %	45%	54%

ID Products:
Revenues from external customers	$9,795	$7,243
Intersegment revenues	2,019	176

Total revenues for reportable segments	11,814	7,419
Elimination of intersegment revenues	(2,019)	(176)

Total ID Products Revenues	$9,795	$7,243	35%

Gross profit	3,651	2,371
Gross profit %	37%	33%

Total
Revenues	$22,420	$15,346	46%
Gross profit	9,380	6,737
Gross profit %	42%	44%

Total revenue for the first quarter of 2011 was $22.4 million, up 46% from $15.3 million for the first quarter of 2010. Revenue increased both in our Identity Management and ID Products segments, as a result both of organic growth and incremental revenue from acquisitions. Incremental revenue from the acquired Multicard U.S. (formerly RockWest) and Smartag businesses was approximately $3.3 million in the first quarter of 2011 accounting for 22% growth and the revenue increase in our existing businesses was $3.8 million, reflecting an organic growth rate of 24%.

Identity Management Segment Revenue. Business units in our Identity Management segment provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management business units include Hirsch and Multicard, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Revenue in our Identity Management segment was $12.6 million in the first quarter of 2011, up 56% from $8.1 million for the first quarter of 2010. The increase primarily resulted from higher revenues from our worldwide Multicard business, including strong sales in our Multicard Germany business as a result of its selection as a distributor of card readers for the German electronic ID program; $1.9 million accounting for 24% growth of incremental revenue from our acquired Multicard U.S. business; and increased sales activity in our Multicard businesses in Australia and Switzerland. Sales levels in our Hirsch business in the 2011 first quarter were up slightly compared with the prior year period, and were impacted by seasonal weakness in the U.S. government market as well as temporary project delays in deployments to the U.S. Internal Revenue Service and U.S. Marshals. The organic growth rate for our Identity Management segment in the first quarter of 2011 was 32%.

ID Products Segment Revenue. Business units in our ID Products segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. Business units in our ID Products business include ACiG Technology, SCM Microsystems, Smartag, Syscan ID and TagStar Systems.

Sales in our ID Products segment were $9.8 million in the first quarter of 2011, up 35% from sales of $7.2 million in the first quarter of 2010. The increase primarily resulted from $1.4 million or 19% of incremental revenue from our acquired Smartag business; as well higher sales in our Tagstar business relating to increased demand for RFID inlays, which more than doubled compared with the prior year period. Led by Tagstar, organic growth accounted for 16% of the revenue growth in the ID Products segment in the 2011 first quarter. In our SCM business, reported sales in the 2011 first quarter reflected steady or increased demand for smart card readers/terminals for German electronic ID program, employee ID and eHealth programs; enterprise applications in Japan; and PC/network access applications for the U.S. government market. Not reflected in the reported figures for SCM were $2.0 million of intercompany shipments of card readers to Multicard Germany for the German electronic ID program.

Gross Profit

Gross profit for the first quarter of 2011 was $9.4 million, or 42% of revenue, compared to $6.7 million, or 44% of revenue in the first quarter of 2010.

By segment, gross profit margin for our Identity Management segment was $5.7 million, or 45% of revenue in the first quarter of 2011, compared with $4.4 million, or 54% of revenue in the first quarter of 2010. Gross profit margin in our Identity Management segment in the first quarter of 2011 was primarily affected by an unfavorable product mix in our Multicard Germany business, while gross profit margin in our Hirsch and other Multicard businesses generally was stable.

Gross profit margin for our ID Products segment was $3.7 million, or 37% of revenue for the first quarter of 2011, compared to $2.4 million, or 33% of revenue in the first quarter of 2011. Gross profit margin in our ID Products segment in the first quarter of 2011 was affected by a favorable product mix in our SCM business, partially offset by low margins in our Transponder division as a result of product mix and to a lesser extent, production issues.

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

Research and Development

	Three months ended March 31,		% change period to period
(In thousands)
	2011	2010
Expenses	$1,158	$1,416	(18)%
Percentage of total revenues	5%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Research and development expenses for the first quarter of 2010 exclude the results of the Smartag business and Multicard U.S. business. There were no research and development expenses in the acquired Multicard U.S. business in either of the periods presented.

Research and development expenses in the first quarter of 2011 were $1.2 million, or 5% of revenue, compared with $1.4 million, or 9% of revenue in the first quarter of 2010, a decrease of 18%. First quarter 2011 research and development expenses include $0.1 million from the acquired Smartag business. Excluding the impact of these additional expenses, research and development expenses were 21% lower in the first three months of 2011 compared with the same periods of 2010. Lower research and development expenses in the 2011 first quarter compared with the same periods of 2010 were primarily due to cost reductions implemented during 2010 following our merger with Bluehill ID, and included facility consolidation, headcount reductions and other cost reduction measures, as well as lower development expenses in our Hirsch business for the development of Hirsch’s next generation of controllers.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Three months ended March 31,		% change period to period
(In thousands)
	2011	2010
Expenses	$5,009	$5,092	(2)%
Percentage of total revenues	22%	33%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant portion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for the first quarter of 2010 exclude the results of the Multicard U.S. and Smartag businesses.

Selling and marketing expenses in the first quarter of 2011 were $5.0 million, or 22% of revenue, compared with $5.1 million, or 33% of revenue in the first quarter of 2010, a decrease of 2%. First quarter 2011 sales and marketing expenses include $0.5 million from the acquired Multicard U.S. and Smartag businesses. Excluding the impact of these additional expenses, sales and marketing expenses were 12% lower in the first three months of 2011 compared with the same periods of 2010. Lower sales and marketing expenses in the 2011 first quarter compared with the same period of 2010 resulted from cost reduction measures implemented during 2010.

General and Administrative

	Three months ended March 31,		% change period to period
(In thousands)
	2011	2010
Expenses	$5,256	$5,454	(4)%
Percentage of total revenues	23%	36%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. General and administrative expenses for the first quarter of 2010 exclude the results of the Multicard U.S. and Smartag businesses.

In the first quarter of 2011, general and administrative expenses were $5.3 million, or 23% of revenue, compared with $5.5 million, or 36% of revenue in the first quarter of 2010, a decrease of 4%. First quarter 2011 general and administrative expenses include $0.5 million from the acquired Multicard U.S. and Smartag businesses. Also included in the first quarter of 2010 were approximately $0.3 million of transaction expenses related to our acquisitions of Bluehill ID and Multicard U.S. (RockWest). Excluding the impact of these additional expenses, general and administrative expenses were 8% lower in the first three months of 2011 compared with the same periods of 2010. Lower general and administrative expenses in the first quarter of 2011 compared with the same period of 2010 were due to cost reduction measures implemented during 2010, which included salary reductions for executive officers, fee reductions for directors, headcount reductions, and synergies achieved by consolidating certain administrative services and programs for U.S. employees.

Restructuring

We recorded $0.3 million in restructuring costs in the first quarter of 2010 related to the closure and consolidation of facilities as well as headcount reductions associated with consolidation under the cost reduction program initiated in the first quarter of 2010. No restructuring costs were recorded in the first quarter of 2011.

Other Income

We recorded $0.2 million of other income in the first quarter of 2011 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net of $0.3 million in the first quarter of 2011 and $0.2 million in the first quarter of 2010 consists of interest accretion expense for a liability to a related party in the Hirsch business and interest paid on a mortgage loan and line of credit facilities with financial institutions, offset by interest earned on invested cash during the respective periods.

Foreign Currency Gains (Losses), Net

We recorded foreign currency gains of $0.2 million in the first quarter of 2011, compared with foreign currency losses of $0.3 million in the first quarter of 2010. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro. Accordingly, they are predominantly non-cash items.

Income Taxes

We recorded a benefit of income taxes of $22,000 in the first quarter of 2011, compared with a provision for income taxes of $0.2 million in the first quarter of 2010.

Liquidity and Capital Resources

As of the three months ended March 31, 2011, our working capital, which we have defined as current assets less current liabilities, was $10.1 million, compared to $9.3 million as of December 31, 2010, an increase of approximately $0.8 million. The increase in working capital for the first three months of 2011 reflects a $1.6 million increase in inventories, income taxes receivable and other current assets as well as a $2.9 million decrease in accounts payable, accrued expenses, mortgage loan and line of credit, offset by a $2.6 million decrease in accounts receivable and $0.2 million increase in deferred revenue and income taxes payable, as well as a $0.9 million decrease in cash and cash equivalents.

Cash and cash equivalents were $9.9 million as of March 31, 2011, a decrease of approximately $0.9 million compared to $10.8 million as of December 31, 2010 as a result of cash used for acquisition, transition and integration activities, capital expenditures, and payment on a debt note, mortgage loan and bank line of credit.

The following summarizes our cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash used in operating activities from continuing operations, net	$(202)	$(4,353)
Cash provided by operating activities from discontinued operations, net	0	58
Cash (used in) provided by investing activities, net	(365)	4,953
Cash (used in) provided by financing activities, net	(423)	1,526
Effect of exchange rate changes on cash and cash equivalents	119	(267)

(Decrease) increase in cash and cash equivalents, net	(871)	1,917
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$9,928	$6,753

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a debt note, a mortgage bank loan, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.4 million, liability to a related party was approximately $8.6 million, the debt note was approximately $1.7 million, the mortgage bank loan was $0.9 million and inventory and other purchase commitments were approximately $9.6 million at March 31, 2011. Total commitments due for fiscal 2011 were approximately $13.6 million and commitments due thereafter were approximately $12.6 million at March 31, 2011.

The cash used in investing activities primarily reflects capital expenditures. The cash used in financing activities primarily reflects cash paid on debt note and net cash paid on bank line of credit.

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

There has been no significant change in our exposure to market risk during the three months ended March 31, 2011. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

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

As of the end of the fiscal quarter ended March 31, 2011, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

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

IDENTIVE GROUP, INC.

May 6, 2011	By: /s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

May 6, 2011	By: /s/ MELVIN DENTON-THOMPSON
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