Form 10-Q
period 2011-06-30
IDENTIVE GROUP, INC.
filed 2011-08-05
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 1, 2011, 57,531,094 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I:    FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$25,612	$21,178	$48,032	$36,524
Cost of revenue	15,398	11,334	28,438	19,943

Gross profit	10,214	9,844	19,594	16,581

Operating expenses:
Research and development	1,379	1,062	2,537	2,478
Selling and marketing	6,225	4,962	11,234	10,054
General and administrative	5,584	5,405	10,840	10,860
Restructuring and other charges	—	73	—	337

Total operating expenses	13,188	11,502	24,611	23,729

Loss from operations	(2,974)	(1,658)	(5,017)	(7,148)
Other income	—	—	230	—
Interest expense, net	(272)	(215)	(563)	(446)
Foreign currency gains (losses), net	25	(248)	224	(562)

Loss from continuing operations before income taxes and noncontrolling interest	(3,221)	(2,121)	(5,126)	(8,156)

Benefit for income taxes	1,582	1,066	1,604	905

Loss from continuing operations	(1,639)	(1,055)	(3,522)	(7,251)
Income from discontinued operations, net of income taxes	—	170	—	93

Consolidated net loss	(1,639)	(885)	(3,522)	(7,158)
Less: Net loss attributable to noncontrolling interest	82	196	103	417

Net loss attributable to Identive Group, Inc.	$(1,557)	$(689)	$(3,419)	$(6,741)

Basic and diluted loss per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0. 03)	$(0.02)	$(0.07)	$(0.17)

Income from discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.03)	$(0.02)	$(0.07)	$(0.17)

Weighted average shares used to compute basic and diluted loss per share	52,001	42,668	49,885	41,211

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

(unaudited)

	June 30,	December 31,
	2011	2010 (A)
ASSETS
Current assets:
Cash and cash equivalents	$20,618	$10,799
Accounts receivable, net of allowances of $288 and $484 as of June 30, 2011 and December 31, 2010, respectively	14,926	15,231
Inventories	10,419	10,584
Income taxes receivable	240	126
Other current assets	2,821	2,088

Total current assets	49,024	38,828
Property and equipment, net	5,761	5,373
Goodwill	62,003	47,126
Intangible assets, net	37,520	33,865
Other assets	508	793

Total assets	$154,816	$125,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,173	$12,833
Mortgage loan payable to bank and bank line of credit	230	630
Debt note	829	1,040
Liability to related party	1,057	1,058
Accrued compensation and related benefits	2,941	3,694
Deferred revenue	1,175	1,244
Other accrued expenses and liabilities	8,011	8,980
Income taxes payable	131	44

Total current liabilities	23,547	29,523

Long-term earn-out liability	10,053	—
Long-term liability to related party	7,475	7,615
Long-term mortgage loan payable to bank	873	840
Deferred tax liability	6,731	6,795
Long-term debt note	829	950
Long-term income taxes payable	699	458

Total liabilities	50,207	46,181

Commitments and contingencies (see Notes 12 and 13)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Common stock, $0.001 par value: 130,000 shares authorized; 58,189 and 48,276 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	58	48
Additional paid-in capital	331,072	306,203
Treasury stock, 618 shares as of June 30, 2011 and December 31, 2010	(2,777)	(2,777)
Accumulated deficit	(229,315)	(225,896)
Other accumulated comprehensive income	3,223	323

Total Identive Group, Inc. stockholders’ equity	102,261	77,901
Noncontrolling interest	2,348	1,903

Total equity	104,609	79,804

Total liabilities and stockholders’ equity	$154,816	$125,985

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2010 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2010 and Six Months Ended June 30, 2011

(unaudited)

Identive Group, Inc. Stockholders

						Other
	Common Stock		Additional			Accumulated
			Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total	Comprehensive
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity	Loss
Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with Bluehill ID acquisition	17,988	18	38,957	—	—	—	(199)	38,776
Assumption of stock options in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with Bluehill ID Acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common stock upon exercise of options	7	—	11	—	—	—	—	11
Issuance of common stock in connection with stock bonus and incentive plans	99	—	174	—	—	—	—	174
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement, net of issuance costs	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for settlement of pre-acquisition liabilities	150	—	343	—	—	—	—	343
Noncontrolling interest in connection with Bluehill ID acquisition	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	330	—	—	—	—	330
Comprehensive loss:
Net loss	—	—	—	—	(9,518)	—	(630)	(10,148)	$(10,148)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(2,836)	(325)	(3,161)	(3,161)

Comprehensive loss	—	—	—	—	—	—	—	—	$(13,309)

Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,251	—	—	—	—	18,259
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,042	—	—	—	—	3,043
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional non-controlling interest	3	—	8	—	—	—	(8)	—
Shares issued to employees as incentive	507	1	1,362	—	—	—	—	1,363

Issuance of common stock upon exercise of warrants	406	—	1,076	—	—	—	—	1,076

Issuance of common stock upon exercise of options	21	—	56	—	—	—	—	56
Stock-based compensation expense	—	—	148	—	—	—	—	148
Stock options grants in connection with stock bonus and incentive plans	—	—	610	—	—	—	—	610
Non-controlling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	699	699
Comprehensive loss:
Net loss	—	—	—	—	(3,419)	—	(103)	(3,522)	$(3,522)
Foreign currency translation adjustment	—	—	—	—	—	2,900	(143)	2,757	2,757

Comprehensive loss	—	—	—	—	—	—	—	—	$(765)

Balances, June 30, 2011	58,189	$58	$331,072	$(2,777)	$(229,315)	$3,223	$2,348	$104,609

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,522)	$(7,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(93)
Deferred income taxes	(1,980)	(605)
Depreciation and amortization	2,422	2,335
Accretion of liability to related party discount	376	389
Interest on debt note, bank line of credit and mortgage loan	126	36
Remeasurement of earn-out contingent consideration	(134)	—
Stock-based compensation expense	581	450
Changes in operating assets and liabilities:
Accounts receivable	917	(774)
Inventories	800	38
Other assets	(99)	(854)
Income taxes receivable	(114)	—
Accounts payable	(4,340)	2,349
Liability to related party	(517)	(559)
Accrued expenses	(261)	(1,964)
Deferred revenue	(230)	—
Income taxes payable	328	(195)

Net cash used in operating activities from continuing operations	(5,647)	(6,605)
Net cash used in operating activities from discontinued operations	—	(430)

Net cash used in operating activities	(5,647)	(7,035)

Cash flows from investing activities:
Capital expenditures	(691)	(502)
Net cash (paid) acquired (for) from acquisitions	(2,395)	4,881
Maturities of short-term investments	—	1,015

Net cash (used in) provided by investing activities	(3,086)	5,394

Cash flows from financing activities:
Proceeds from capital raise net of issuance costs	18,259	—
Payment on debt note and mortgage loan	(620)	(26)
Payment on bank line of credit, net	(423)	(146)
Proceeds from issuance of common stock upon options exercised	56	—
Proceeds from issuance of common stock upon warrant exercised	1,076	—
Proceeds from issuance of common stock, net	—	1,936

Net cash provided by financing activities	18,348	1,764

Effect of exchange rates on cash and cash equivalents	204	(396)

Net increase (decrease) in cash and cash equivalents	9,819	(273)
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$20,618	$4,563

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with business acquisition	$3,043	$—

Common stock issued in connection with earn-out agreement	$316	$—

Stock options grants in connection with employee incentive plans	$1,363	$—

Fair value of contingent consideration in connection with business combinations	$10,053	$—

Cash paid for interest expense	$502	$425

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On April 14, 2010, the Company acquired RockWest Technology Group (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. Following the acquisition, RockWest’s name was changed to “Multicard U.S.” The results for the acquired RockWest business are included in the Company’s consolidated statements of operations since April 14, 2010. On November 19, 2010, the Company acquired FCI Smartag Pte., Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency and ultra high frequency radio frequency identification inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and near field communication labels used to enable secure payments with mobile devices. The results for the acquired Smartag business are included in the Company’s consolidated statements of operations since November 19, 2010. On May 2, 2011, the Company acquired idOnDemand, Inc. (“idOnDemand”), a privately-held provider of identity management services based in Pleasanton, California. The results for the acquired idOnDemand business are included in the Company’s consolidated statements of operations since May 2, 2011. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Reclassifications

During the second quarter of 2010, the Company reclassified certain general and administration costs, which were previously recorded as cost of revenues. Accordingly, $0.5 million of costs reported in the three months ended March 31, 2010, have been reclassified from cost of revenues to general and administration to conform to the current period’s presentation. The reclassification did not impact the Company’s previously reported net revenues, operating income, net income, or earnings per share.

2.	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company has assessed the effects of ASU 2009-13 and ASU 2009-14 and has concluded that the adoption of these standards had no material impact on the condensed consolidated results of operations and financial position for the three and six months ended June 30, 2011. This was because the Company’s determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25, Multiple Elements Arrangements) is not impacted by ASU 2009-13. In addition, as stated below, the Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of software products and software components in revenue arrangements that are considered non-essential and standalone. As a result, ASU 2009-14 did not have any impact during the three and six month periods ended June 30, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. ASU 2009-13 generally does not change the units of accounting for the Company’s revenue arrangements. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

Recent Accounting Policy Changes

Revenue Recognition

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, ASC Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in the first quarter of fiscal 2012 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ASU (Topic 820, Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, ASC Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805, Business Combinations (“ASC 805”). This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company’s consolidated results of operations or financial condition. The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.

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

Acquisition of idOnDemand

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company has acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. idOnDemand was a privately held corporation and is a provider of service-based identity credential provisioning and management. idOnDemand is headquartered in Pleasanton, California and maintains data centers in Santa Clara, California and Canberra, Australia. Initial consideration at closing consisted of approximately $2.4 million in cash and 995,675 shares of the Company’s common stock. Shares issued at closing to the Selling Shareholders are subject to a three-year lock-up period from the closing date of the acquisition. Of the total initial share consideration paid to the Selling Shareholders, 407,289 shares will be released from the lock-up on the six month anniversary of the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period.

The shares of the Company’s common stock issued at closing were issued in reliance upon available exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(2) thereof and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. In addition, Selling Shareholders may receive potential earn-out payments over a period of three years and eight months from the idOnDemand acquisition date, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance.

The idOnDemand acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and obligations related to earn-out payments. The following table summarizes the consideration paid for idOnDemand, the total fair value of net identifiable assets acquired at the idOnDemand acquisition date and the resulting goodwill recorded (in thousands):

111111111
Cash consideration	$2,395
Fair value of common stock	3,043
Fair value of earn-out contingent consideration	10,053

Fair value of total consideration transferred	15,491
Fair value of noncontrolling interest	699

Fair value of controlling and noncontrolling interest	16,190
Fair value of idonDemand net identifiable assets acquired	(3,058)

Goodwill	$13,132

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the idOnDemand acquisition date of $3.64 per share and then discounted to reflect the restriction on the resale or transfer of shares under the Securities Act. The fair value of the earn-out consideration was based on achieving certain revenue and profit targets as defined under the Stock Purchase Agreement and is payable in shares of the Company’s common stock. These contingent payments were probability weighted and also discounted to reflect the restriction on the resale or transfer of such shares. The fair-value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2011, the Company reviewed the inputs used for measuring the fair-value of the contingent consideration in accordance with ASC 480 and noted no changes. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in idOnDemand.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the idOnDemand acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of May 2, 2011 (in thousands):

11111111
Accounts receivable	$65
Inventory	74
Property and equipment	96
Other assets	291
Accounts payable	(123)
Accrued expenses and other liabilities	(116)
Deferred revenue	(161)
Intangible assets subject to amortization
Developed technology	2,600
Patents	790
Customer relationships	840
Trade secrets	300
Order backlog	30
Trade name	70
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(1,698)

Fair value of idOnDemand net identifiable assets acquired	$3,058

Intangible assets of $4.6 million consist primarily of developed technology, patents, customer relationships, trade secrets, and trade name. Developed technology, patents and trade secrets relates to idOnDemand’s technology and knowhow which is currently generating revenue. Customer relationships relate to idOnDemand’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology, patents and trade name were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 18% was used to value developed technology and trade name and 20% to value patents. The customer relationships and trade secrets were valued using the income approach based on DCF and using a discount rate of 20%. Trade secrets were valued using the increment income approach. The discount rates used in the present value calculations was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets of $4.6 million are subject to amortization and the Company expects to amortize these intangible assets on a straight-line basis over their expected useful lives of approximately one to twelve years.

Of the total purchase consideration, $13.1 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the idOnDemand acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the idOnDemand acquisition will be deductible for United States federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of idOnDemand have been netted, where applicable. Following the idOnDemand acquisition, idOnDemand has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.7 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there is a $1.7 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2011 second quarter financial statements.

The Company recognized $0.2 million of acquisition-related costs that were expensed in the three and six months ended June 30, 2011. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of idOnDemand included in the Company’s condensed consolidated statement of operations from the idOnDemand acquisition date to the period ending June 30, 2011 are as follows (in thousands):

1111111
Revenues	$210
Net loss	$574

Acquisition of Smartag

The Company completed the acquisition of FCI Smartag Pte., Ltd. (“Smartag”) on November 19, 2010 (the “Smartag acquisition date”), pursuant to a Share Purchase Agreement between the Company’s subsidiary SCM Microsystems (Asia) Pte. Ltd. and FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd., under which the Company paid approximately $3.2 million to acquire all the shares and intellectual property of Smartag, consisting of a one-time cash payment at the close of the transaction of $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date.

Certain closing balance sheet items in connection with the acquisition of Smartag were subject to post-closing adjustment which was finalized during the second quarter of 2011. As a result, the net assets acquired increased by $0.1 million and the purchase consideration was increased by $0.2 million which were accounted for as measurement period adjustments in the second quarter of 2011 in the acquisition accounting below. The amounts in the table below include the impact of measurement period adjustments.

The Smartag acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. The following table summarizes the consideration paid for Smartag, the total fair value of net identifiable assets acquired at the Smartag acquisition date and the resulting goodwill recorded (in thousands):

11111111
Cash consideration	$1,000
Fair value of debt note consideration	2,160

Fair value of total consideration transferred	3,160
Fair value of Smartag net identifiable assets acquired	(2,384)

Goodwill	$776

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

Assets acquired and liabilities assumed as of November 19, 2010 (in thousands):

11111111
Accounts receivable	$921
Inventories	1,319
Other assets	135
Property and equipment	1,142
Accounts payable	(794)
Accrued expenses and other liabilities	(606)
Amortizable intangible assets:
Customer relationships	70
Developed technology	160
Trade name	40
Order backlog	(10)
Deferred tax assets in connection with acquired intangible assets and fair value adjustments for inventory and property and equipment, net	7

Fair value of Smartag net identifiable assets acquired	$2,384

The Company recognized identifiable intangible assets of $0.3 million related to the acquisition of Smartag, which are being amortized on a straight-line basis over their expected useful lives of approximately one to five years.

Acquisition of RockWest (now Multicard U.S.)

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”), pursuant to a Share Purchase Agreement as amended between the Company, RockWest and certain sellers of RockWest dated April 9, 2010 (the “RockWest Share Purchase Agreement”). Subsequently, RockWest changed its name to “Multicard U.S.” Under the RockWest Share Purchase Agreement, the Company issued an aggregate of 2.6 million restricted shares of its common stock to George Levy, Matt McDaniel, Hugo Garcia and Stan McKinney (the “Sellers”) as consideration for the acquisition. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments, subject to the satisfaction of conditions specified in the Share Purchase Agreement, in the form of shares of common stock subject to a 12-month lock-up period.

The RockWest acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of total consideration transferred, which included earn-out contingent consideration, was determined to be $4.5 million as of the RockWest acquisition date. The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement and is payable in shares. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of shares. The fair-value of the contingent consideration is classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2011, the Company remeasured the earn-out contingent consideration to fair value in accordance with ASC 480 and recognized $0.2 million and $0.1 million as a credit to stock-based compensation expense during the three and six months ended June 30, 2011, respectively, which has been included in general and administration expenses in the condensed consolidated statement of operations.

The Company recognized identifiable intangible assets of $2.2 million and goodwill of $3.0 million related to the acquisition of RockWest. The Company is amortizing the intangible assets on a straight-line basis over their expected useful lives of approximately one to six years.

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there is a $0.6 million release of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was booked as a tax benefit in the 2010 second quarter financial statements.

Acquisition of Bluehill ID

The Company completed the acquisition of Bluehill ID (the “Bluehill ID acquisition”) on January 4, 2010 (the “Bluehill acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were exchanged for a total of 15,299,797 new shares of the Company’s common stock.

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

The Bluehill ID acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of total consideration transferred and fair value of noncontrolling interest was determined to be $40.6 million as of the Bluehill ID acquisition date. The Company recognized identifiable intangible assets of $13.9 million and goodwill of $23.3 million related to the acquisition of Bluehill ID. The Company is amortizing the intangible assets on a straight-line basis over their expected useful lives of approximately one to ten years.

Pro forma financial information:

The results for the acquired idOnDemand, Smartag and RockWest businesses are included in the Company’s condensed consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the idOnDemand, Smartag and RockWest acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$25,646	$23,292	$48,032	$42,211
Net loss	(1,861)	(2,264)	(4,619)	(10,179)

4.	Fair Value Measurements

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

Cash equivalents include money market fund deposits with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$14	$—	$—	$14	$36	$—	$—	$36

Liabilities:
Earn-out contingent consideration	$—	$—	$10,157	$10,157	$—	$—	$519	$519

Money market fund deposits are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As discussed in Note 3 above, the Sellers of idOnDemand and RockWest are eligible to receive limited earn-out payments in the form of shares of common stock subject to certain lock-up period. The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement and is payable in shares of the Company’s common stock. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of earn-out consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involved management judgment and assumptions about achieving revenue and profits targets and discount rates used. The fair-value of the earn-out contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. The earn-out contingent consideration above includes $0.1 million and $0.5 million as of June 30, 2011 and December 31, 2010, respectively, relating to the RockWest acquisition which is included in the other accrued expenses and liabilities in the condensed consolidated balance sheets. As of June 30, 2011, the Company remeasured the earn-out contingent consideration in connection with the RockWest acquisition to fair value and recognized $0.2 million and $0.1 million as a credit to stock-based compensation expense during the three and six months ended June 30, 2011, which has been included in general and administration expenses in the condensed consolidated statement of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of June 30, 2011 and December 31, 2010, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5.	Stockholders’ Equity of Identive Group, Inc.

Public Offering

In May 2011 the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering for a net consideration of approximately $18.3 million after recording approximately $0.3 million in underwriting discounts and commissions and issuance costs related to the offering.

Private Placement

In November 2010, the Company issued 4,097,626 shares of common stock at a price of $2.525 per share and warrants to purchase an additional 4,097,626 shares of its common stock at an exercise price of $2.65 per share in a private placement to accredited and other qualified investors (the “Investors” or “Warrant holders”), for net consideration of approximately $9.6 million after recording approximately $0.8 million in issuance costs related to the private placement. The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. Any portion of warrants not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $6.3 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

During the three months ended June 30, 2011, the Company issued 0.4 million shares of its common stock to the warrant holders upon exercise of the warrants as disclosed in the condensed consolidated statements of equity and comprehensive loss.

Acquisition Warrants

As part of the consideration paid by the Company in connection with the acquisition of Hirsch Electronics, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $1.5 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2,000,000 shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2011, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of fair market value of our common stock at the beginning of or end of the applicable offering period. Each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011 and no shares have been issued as of June 30, 2011.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board of Directors (the “Board”) or a committee thereof the discretion to award equity incentives to these persons. Our stock-based compensation plans, the majority of which are stockholder approved, consist of our Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (“the 2007 Plan”), the Bluehill ID AG Executive Bonus Plan and Share Option Plan (the “Bluehill Plans”), 2010 Bonus and Incentive Plan (the “2010 Plan”), and 2011 Incentive Compensation Plan (the “2011 Plan”).

Stock Option Plans

Stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010. As noted below, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans. As of June 30, 2011, an aggregate of approximately 0.4 million granted options were outstanding under Director Option Plan and 1997 Stock Option Plan, 0.3 million granted options were outstanding under the 2000 Stock Option Plan, and 1.4 million granted options were outstanding under the 2007 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

The following table summarizes information about options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 1.50 - $ 2.41	557,591	4.95	$2.32	289,917	$2.35
$ 2.42 - $ 2.63	429,562	9.51	2.63	418,187	2.63
$ 2.64 - $ 3.12	538,460	4.61	2.99	441,608	2.99
$ 3.13 - $8.08	583,468	2.89	5.36	542,261	5.44
$ 8.09 - $10.74	7,850	1.46	9.84	7,850	9.84

$ 1.50 - $10.74	2,116,931	5.21	$3.42	1,699,823	$3.61

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$5	$5	$8	$10
Research and development	(5)	16	65	33
Selling and marketing	81	58	117	119
General and administrative	(7)	63	(42)	127

Stock-based compensation expense before income taxes	$74	$142	$148	$289
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$74	$142	$148	$289

Stock Bonus and Incentive Plans

In connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill Plans, pursuant to which options to purchase 2.1 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. No grants have been made under these plans since the date of assumption.

In June 2010, Identive’s stockholders approved the 2010 Plan under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board (the “Committee”). An aggregate of 3.0 million shares of the Company’s common stock were reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the Participant’s Base Salary. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. For performance-based incentive awards, the performance criteria considered by the Committee may include any one or more of the following business measurements: (i) total stockholder return, (ii) economic value added, (iii) return on capital employed, (iv) revenues, (v) sales, (vi) net income, (vii) operating income, (viii) EBITDA, (ix) EBITDA margin, (x) profit margin, (xi) earnings per share, including in comparison to selected indexes and comparable companies, (xii) return on equity, (xiii) cash flow, (xiv) operating margin, (xv) net worth, (xvi) stock price, or (xvii) in the case of any incentive award, other than an incentive award to certain employees, any other criteria that may be determined as appropriate by the

Committee from time to time. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. While the Company will maintain its current 2010 Plan for making performance-based awards to Participant’s, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Incentive Compensation Plan. During the six months ended June 30, 2011, 0.5 million shares, respectively, were issued pursuant to the 2010 Plan as disclosed in the consolidated statements of equity and comprehensive loss. As of June 30, 2011, a total of 0.6 million shares have been issued pursuant to the 2010 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The plan is to provide stock options, stock units, restricted shares, and stock appreciation rights to be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock plus any remaining common stock available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.5 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan.

A summary of the activity under the Company’s stock-based compensation plans for the six months ended June 30, 2011 is as follows:

		Stock Options				Stock Awards
	Shares		Average	Aggregate	Remaining
	Available	Number	Exercise Price	Intrinsic	Contractual	Number	Fair
	for Grant	Outstanding	per share	Value	Life (in years)	Granted	Value
Balance at December 31, 2010	7,542,277	1,810,188	$3.56	$128,300	4.66
Authorized	4,000,000
Granted	(977,504)	470,462	$2.67			507,042	1,363,000
Cancelled or Expired	21,030	(142,718)	$3.39
Exercised		(21,001)	$2.36

Balance at June 30, 2011	10,585,803	2,116,931	$3.42	$35,613	5.21

Vested or expected to vest at June 30, 2011		2,075,500	$3.44	$31,097	5.19

Exercisable at June 30, 2011		1,699,823	$3.61	$9,573	5.16

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2011 was $2.92 and $2.67, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2010 was $1.29 and $1.36, respectively. During the three and six months ended June 30, 2011, 16,539 and 21,001 options, respectively, were exercised. Cash proceeds from the exercise of stock options were $44,543 and $56,591 during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, no options were exercised. At June 30, 2011, there was $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of two years.

During the three and six months ended June 30, 2011, the Company recognized $0.1 million and $0.2 million, respectively for the portion of the bonus payable in shares as stock-based compensation expense and $0.1 million and $0.2 million, respectively for the portion of the bonus payable in cash, pursuant to the 2010 Plan described above. In addition, the Company recognized $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively, in stock-based compensation expense as it relates to Participants’ eligibility to receive stock options awards pursuant to the 2010 Plan as described above. During the three and six months ended June 30, 2010, the Company recognized $0.2 million for the portion of the bonus payable in shares as stock-based compensation expense and $0.2 million for the portion of the bonus payable in cash, pursuant to the 2010 Plan as described above. During the three and six months ended June 30, 2010, no bonus was payable as it relates to Participants’ eligibility to receive stock options awards pursuant to the 2010 Plan. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period.

Stock-Based Compensation Expense (Share Bonuses)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$2	$—	$2	$—
Research and development	6	—	10	—
Selling and marketing	65	—	125	—
General and administrative	239	161	296	161

Total	$312	$161	$433	$161

The above amounts were accrued for as of June 30, 2011 and 2010 and included in the accrued compensation and related benefits in the condensed consolidated balance sheets.

Common Stock Reserved for Future Issuance

As of June 30, 2011, the Company has reserved an aggregate of approximately 14.7 million shares of its common stock for future issuance under its various equity plans, of which approximately 8.5 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 2.1 million shares are reserved for future issuance pursuant to outstanding options under all stock options plans, 2.0 million shares are reserved for future issuance under the ESPP and approximately 2.1 million shares are reserved for future issuance under the Bluehill Plans.

As of June 30, 2011, the Company has reserved an aggregate of approximately 3.2 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the options converted at the closing of the Bluehill ID acquisition and approximately 1.2 million shares for the noncontrolling shareholders of Bluehill ID as discussed under Note 3 above.

As of June 30, 2011, the Company has reserved an aggregate of approximately 4.5 million shares of common stock for future issuance in connection with its acquisition of idOnDemand, consisting of approximately 4.3 million shares for the earn-out contingent consideration and approximately 0.2 million shares for the noncontrolling shareholders as discussed under Note 3 above.

As of June 30, 2011, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with the November 2010 private placement as described above and approximately 4.9 million shares pursuant to outstanding warrants in connection with the Hirsch acquisition.

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net loss	$(1,639)	$(885)	$(3,522)	$(7,158)
Other comprehensive loss
Change in foreign currency translation adjustment	$517	$(2,880)	$2,757	$(4,940)

Total comprehensive loss	$(1,122)	$(3,765)	$(765)	$(12,098)
Less: comprehensive loss attributable to noncontrolling interest	121	455	246	876

Comprehensive loss attributable to Identive Group, Inc.	$(1,001)	$(3,310)	$(519)	$(11,222)

6.	Inventories

Inventories consist of (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$4,425	$4,164
Work-in-process	345	241
Finished goods	5,649	6,179

Total	$10,419	$10,584

7.	Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of June 30, 2011, and December 31, 2010 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171

Goodwill acquired during the period	13,132	13,132	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	1,627	984	643

Balance at June 30, 2011	$62,003	$52,071	$9,932

Goodwill as of December 31, 2010 was acquired as a result of the acquisitions of Hirsch, Bluehill ID, RockWest, and Smartag, as described in Note 3 above. During the six months ended June 30, 2011, the Company recorded goodwill of $13.1 million in connection with its acquisition of idOnDemand as described in Note 3 above. In addition, the Company also adjusted the goodwill by $0.1 million in connection with its acquisition of Smartag as a measurement period adjustment as described in Note 3 above. The goodwill amount related to the Bluehill acquisition is designated in euros and is adjusted each reporting period for the difference in foreign exchange rates between the acquisition date and period end. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2010 and concluded that there was no impairment to goodwill during the year ended December 31, 2010. Management did not identify any impairment indicators during the three and six months ended June 30, 2011.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationships	Trade Name	Total
Cost:

Amortization period	0.25 - 1 year	1 - 2 years	12 years	6 - 15 years	4 - 15 years	1 - 3 years and Indefinite life

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of acquisition	30	300	790	2,600	840	70	4,630
Currency translation adjustment	51	—	—	55	752	103	961

Balance at June 30, 2011	$805	$300	$790	$8,117	$24,334	$9,394	$43,740

Accumulated Amortization:

Balance at December 31, 2010	$718	$—	$—	$595	$2,970	$1	$4,284
Amortization expense	26	30	11	279	1,379	11	1,736
Currency translation adjustment	51	—	—	7	142	—	200

Balance at June 30, 2011	$795	$30	$11	$881	$4,491	$12	$6,220

Intangible assets, net at June 30, 2011	$10	$270	$779	$7,236	$19,843	$9,382	$37,520

Intangible assets, net at December 31, 2010	$6	$—	$—	$4,867	$19,772	$9,220	$33,865

Intangible assets as of December 31, 2010 were acquired as a result of the acquisitions of Smartag, RockWest and Bluehill ID (“Bluehill intangibles”). During the three and six months ended June 30, 2011, the Company recorded intangible assets of $4.6 million in connection with its acquisition of idOnDemand as described in Note 3 above. The Bluehill intangibles are designated in euros and were adjusted each reporting period for the difference in foreign exchange rates between the acquisition date and period end.

Intangible assets of $37.5 million and $33.9 million as of June 30, 2011 and December 31, 2010, respectively, include intangible assets which are not subject to amortization of $9.3 million and $9.2 million as of June 30, 2011 and December 31, 2010, respectively. Intangible assets subject to amortization will be amortized over their useful lives. Amortization expense for the three months ended June 30, 2011 and 2010 was $0.9 million and $0.9 million, respectively, of which $0.2 million and $0.3 million was included in cost of revenue and $0.7 million and $0.6 million was included in selling and marketing expense in the condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1.7 million and $1.8 million, respectively, of which $0.3 million and $0.6 million was included in cost of revenue and $1.4 million and $1.2 million was included in selling and marketing expense in the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

9999999
2011 (remaining six months)	$2,024
2012	4,079
2013	3,856
2014	2,884
2015	2,877
2016 and thereafter	12,515

Total	$28,235

8.	Debt Note

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd., as discussed in Note 3 above. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $34,000 and $89,000 during the three and six months ended June 30, 2011, respectively.

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

The Company recognized $0.2 million and $0.4 million expense during the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million expense during the three and six months ended June 30, 2010, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

As of June 30, 2011, related-party liability payment amounts for the next five years are as follows (in thousands):

9999999
2011 (remaining six months)	$524
2012	1,109
2013	1,153
2014	1,200
2015	1,248
2016 and thereafter	7,027
Present value discount factor	(3,729)

Total	$8,532

10.	Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,900, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $340,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly.

Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $19,000 and $38,000, during the three and six months ended June 30, 2011, respectively, and recorded interest expense of approximately $15,000 and $35,000 during the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, approximately $0.9 million was outstanding under the mortgage loan and approximately $0.2 million in advances was outstanding under the revolving line of credit.

In addition, one of the Company’s subsidiaries, Multicard U.S. (formerly known as RockWest) had a revolving line of credit payable to a bank. The revolving line of credit matured on March 10, 2011 and the balance was fully paid off on April 7, 2011. The Company recorded interest expense on the line of credit of $2,200 and $5,600 during the three and six months ended June 30, 2011, respectively. As of December 31, 2010, approximately $0.2 million was outstanding under the revolving line of credit.

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

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are Identity Management and ID Products. Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Business units in the Identity Management segment include Hirsch, idOnDemand and Multicard; business units in the ID Products segment include SCM Microsystems, TagStar Systems, Smartag, ACiG Technology and Syscan ID.

The CODM reviews financial information and business performance along the Identity Management and ID Products segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment.

Summary information by segment for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Identity Management:
Revenues from external customers	$14,476	$13,238	$27,100	$21,341
Intersegment revenue	259	25	317	153

Total revenue for reportable segment	14,735	13,263	27,417	21,494
Elimination of intersegment revenues	(259)	(25)	(317)	(153)

Total Identity Management revenue	$14,476	$13,238	$27,100	$21,341

Gross profit	6,329	6,911	12,155	11,277
Gross profit %	44%	52%	45%	53%

ID Products:
Revenues from external customers	$11,136	$7,940	$20,932	$15,183
Intersegment revenue	1,690	141	3,709	317

Total revenue for reportable segment	12,826	8,081	24,641	15,500
Elimination of intersegment revenues	(1,690)	(141)	(3,709)	(317)

Total ID Product revenue	$11,136	$7,940	$20,932	$15,183

Gross profit	3,885	2,933	7,439	5,304
Gross profit %	35%	37%	36%	35%

Total:
Net revenue	$25,612	$21,178	$48,032	$36,524
Gross profit	$10,214	$9,844	$19,594	$16,581
Gross profit %	40%	46%	41%	45%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue
Europe and Middle-East	$9,113	$5,190	$18,645	$10,333
United States	12,058	13,972	21,792	22,587
Asia-Pacific	4,441	2,016	7,595	3,604

Total	$25,612	$21,178	$48,032	$36,524

% of net revenue
Europe and Middle-East	36%	24%	39%	28%
United States	47%	66%	45%	62%
Asia-Pacific	17%	10%	16%	10%

No customers exceeded 10% of total revenue during the three or six months ended June 30, 2011 or 2010. No customer represented 10% of the Company’s accounts receivable balance at June 30, 2011 or December 31, 2010.

Long-lived assets by geographic location as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Property and equipment, net:
Americas	$641	$411
Europe	3,714	3,695
Asia-Pacific	1,406	1,267

Total	$5,761	$5,373

12.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2011 expire at various dates during the next five years.

The Company recognized rent expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively, and recognized rent expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2010, respectively, in its condensed consolidated statement of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of June 30, 2011:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2011 (remaining six months)	$1,662	$7,644	$339	$9,645
2012	2,078	2,259		4,337
2013	1,072	—	—	1,072
2014	406	—	—	406
2015 and thereafter	67	—	—	67

	$5,285	$9,903	$339	$15,527

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

On July 18, 2011, Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA, a Swiss company (“polyright”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.550 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright management. The management sellers may receive aggregate potential earn-out payments payable in shares of the

Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of such shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of the Company’s annual results, and will be subject to a two-year lockup. polyright was founded in 1997 and has offices in Sion, Zurich and Lausanne, Switzerland. polyright is a provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, other than statements of historical facts, include statements on our ability to execute our growth strategy, expand our business, leverage our opportunities, enter new markets, capitalize on the growth in our industries, develop and improve new technology, and similar statements regarding our strategy, future operations, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I — Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Identive Group, Inc. (“Identive,” the “Company,” “we” or “us”) is an international technology company focused on building the world’s signature group in secure identification-based technologies. The business units within Identive have deep industry expertise and are well-known global brands in their individual markets, providing products and solutions in the areas of identity management, physical and logical access control, near field communication (“NFC”) and radio frequency identification (“RFID”) systems to governments, commercial and industrial enterprises and consumers. Our growth model is based on a combination of strong technology-driven organic growth from the businesses within the group and disciplined acquisitive development. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”). Each segment is comprised of two or more business units within the group that focus on specific products, markets and channels.

•

The businesses in our Identity Management segment provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The businesses in our Identity Management segment specialize in the design, supply and management of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. Our Identity Management customers operate in government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. The businesses in our Identity Management segment include Hirsch, idOnDemand and Multicard. Sales in this segment are typically made to high-level dealer / integrators, enterprises, and less frequently, directly to end users.

•

The businesses in our ID Products segment design and manufacture both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within the ID Products segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Our ID Products segment includes the results of SCM Microsystems, Syscan ID and our Transponder division, which includes ACiG Technology, Smartag and TagStar Systems.

Each of the businesses within Identive conducts its own sales and marketing activities in the markets in which it competes, utilizing its own sales and marketing organization, and in most cases selling primarily through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or Internet sales. Within our Identity Management segment, the majority of sales in our Hirsch business unit are made through a dealer/systems integrator distribution channel. Businesses in our ID Products segment primarily sell to original equipment manufacturers (“OEMs”) that either bundle our products with their own solutions, or repackage our products for resale to their customers. Our OEM customers typically sell our ID Products solutions to government contractors, systems integrators, large enterprises and computer manufacturers, as well as to banks and other financial institutions. Additionally, we sell our digital media readers primarily to major brand computer and photo processing equipment manufacturers.

Our corporate headquarters are located in Santa Ana, California (U.S.) and our European and operational headquarters are located in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Brazil, Canada, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Switzerland, the UK and the U.S. for individual business unit operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Acquisitions

On July 18, 2011, through our Multicard AG subsidiary we acquired polyright SA, a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry (“polyright”). The acquisition was made using a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.550 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright’s management team. The management sellers may receive aggregate potential earn-out payments payable in shares of our common stock, over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of our annual results, and will be subject to a two-year lockup. polyright’s operating results will be included in our consolidated results going forward.

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to a Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a two-year lock-up from the closing date of the acquisition, after which the shares will be released from lock-up monthly, in equal amounts over a period of 12 months. Additionally, 407,289 of the aggregate initial share consideration paid to the selling shareholders will be released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition.

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency and ultra high frequency radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.2 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date. Smartag’s operating results have been included in our consolidated results since the date of acquisition.

On April 14, 2010, we acquired RockWest Technology Group, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments, payable in shares of our common stock subject to the satisfaction of conditions specified in the Share Purchase Agreement over a period of one year and nine months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. RockWest’s operating results have been included in our consolidated results since the date of acquisition. Following its acquisition, in September 2010 RockWest changed its name to “Multicard U.S.”

Recent Trends and Strategies for Growth

Identive is focused on building the world’s leading company in access control, identity management and RFID technologies for employee ID, citizen ID and consumer ID applications. Our growth strategy is focused both around technology-driven organic growth and disciplined acquisitive activity, acting as a consolidator in a rapidly growing, yet highly fragmented industry. With each acquisition we seek to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities to enter new markets.

Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. We pursue investments and acquisitions that drive consolidation in the rapidly growing, yet fragmented markets for identification-based technologies. Our aim is to establish Identive as a leading company in the identification and identity management markets. At the corporate level, we provide strategic guidance, operational support and market expertise to facilitate sharing of technology and resources across the group and help our individual business units expand and compete more effectively in the global marketplace.

As part of our organic growth strategy, we are focused on the ongoing development of our core RFID technology base and of a broad range of new contactless infrastructure products to enable fast growing contactless consumer ID applications and services such as electronic transactions (including payment and ticketing) and various employee and citizen ID electronic security programs within the government and enterprise sectors. Our RFID inlays and inlay-based tags, stickers and other products, and our contactless readers, modules and tokens are intended to address markets such as national/citizen ID, electronic passports, physical and logical (computer) security, ticketing for transit and events, cashless payments and mobile transactions, among others. With the rise of market activity and expectation around NFC technology, we have created a new executive position focused on NFC and mobility applications, and have begun to devote additional resources to develop and deliver products and solutions for the NFC market. To meet the growing demand for “cloud based” credential issuance and management, we are increasing investment in our trusted identity “Software as a Service” or “SaaS” solutions and capabilities.

To unify our sourcing, production and sales activities among our RFID component businesses, during the first quarter of 2011 we combined the TagStar, Smartag and ACiG business units into a new Transponder division that we believe will help us improve the efficiency and global capabilities of our RFID manufacturing and distribution operations. Additionally, we plan to expand our production capacity in this division before the end of the current fiscal year to meet increasing customer demand.

Trends in our Business

Sales Trends

Our sales increased 32% in the first six months of 2011 compared with the first six months of 2010, as a result of both organic growth and incremental revenue from acquisitions. Incremental revenue from the acquired Multicard U.S., Smartag and idOnDemand businesses was approximately $4.9 million in the first six months of 2011, accounting for 14% growth, and the revenue increase in our existing businesses was $6.6 million, reflecting an organic growth rate of 18%.

Sales in the Americas. Sales in the Americas accounted for 45% of revenue in the first six months of 2011, and decreased 4% compared with the first six months of 2010. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business unit, revenue continued to be affected by temporary project delays in the deployment of access control systems for the U.S. Internal Revenue Service and two other U.S. government agencies. As a general trend, demand for Hirsch’s integrated physical access control systems and other solutions has been strong, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and recent memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that demand for Hirsch’s security systems will remain strong as various agencies work towards compliance with applicable directives and standards, a process that is still in its early stages. In our SCM Microsystems business unit, sales of smart card reader products for PC and network access by military and other federal employees decreased slightly in the first six months of 2011 compared with the prior year, reflecting a continued shift from sales of readers in the U.S. to embedded chip sales in Asia. Sales in our Multicard U.S. business unit were stable and reflected continued demand for identity management solutions from the education and healthcare markets, as well as local and state governments. U.S. sales of inlays, tags and other products grew 82% in the first six months of 2011 compared with the same period last year, driven by significant order volumes for transit ticketing, ski ticketing and library labels.

Sales in Europe. Sales in Europe accounted for 39% of revenue in the first six months of 2011 and increased 80% compared with the first six months of 2010. The main drivers of this increase were sales of RFID contactless smart card readers related to the German electronic national ID program, sales of eHealth terminals for the German electronic healthcard program, and a significant increase in sales of core RFID components in our Transponder division. During 2010, SCM and Multicard were each selected to supply secure card readers for the German government’s implementation of a new electronic citizen ID card, and received customer orders that are to be fulfilled over several quarters. Our German Multicard business was selected by Germany’s Federal Ministry of the Interior to act as project manager for the distribution of several hundred thousand German electronic ID readers, along with application software and related services. During the first six months of 2011, shipments for the German electronic ID program accounted for approximately $4.8 million of revenue for SCM and Multicard. To date, SCM and Multicard have fulfilled approximately 87% of the total original orders received, which has generated approximately $10.7 million in aggregated revenue from the program. Shipments to fulfill remaining original orders are expected to continue over the next two quarters and new orders have also been received. In our European Transponder division, sales demand has continued to strengthen in each of the last several quarters, and revenues increased 183% in the first six months of 2011 compared with the same period of 2010, driven by demand for RFID inlays and other products for a variety of consumer ID applications, including ticketing for transit systems and ski resorts, secure tracking for libraries and cashless payments.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 16% of revenue in the first six months of 2011 and increased 111% compared with the first six months of 2010. The increase was primarily the result of incremental revenue from the acquired Smartag business unit, which also benefited from growing global demand for RFID inlays, tags and labels. Increased demand for Multicard identity management solutions in Australia also contributed to higher sales in the first six months of 2011, as did higher demand for SCM smart card readers and chips from various markets in China.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as access control, ePayment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter. This is particularly true for our smart card readers and other products targeting citizen /national ID applications, a significant portion of which are currently sold for smart card-based ID programs run by various U.S., European and Asian governments. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first quarter and highest sales in the fourth quarter of each year. In our U.S. Multicard business unit, demand is affected by local and state government budget cycles as well as educational calendars, and therefore is typically strongest in the summer months and weakest in the fourth quarter.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 5% in the first six months of 2011 compared with the first six months of 2010, as a result of the inclusion of approximately $2.1 million in additional expenses from the acquired Multicard U.S., Smartag and idOnDemand businesses. The relatively low increase in our operating expenses compared to our revenue growth is the result of cost reductions we implemented during 2010 and the establishment of a corporate culture of profit-driven growth. Cost reduction actions in 2010 included consolidation of the Identive and Bluehill ID technology development centers in India into one facility; closure of Bluehill ID’s office in Mainz, Germany; a reduction in workforce; reductions in executive salaries and director fees; consolidation of administrative services and programs including payroll, banking and health benefits for all our employees in the U.S., and cost reduction measures in our European Multicard businesses. These measures resulted in cost reductions of more than $4.5 million in 2010, and their full impact is expected to result in additional cost savings during 2011. Additionally, we continue to work to further reduce our ongoing expenses.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business unit, we continue to invest to develop Hirsch’s next generation product offering of software, controllers and other products. In our idOnDemand business unit, we are investing in trusted identity SaaS solutions and capabilities for “cloud based” credential issuance and management. In our SCM business unit, we have focused our research and development activities on the development of new contactless readers, tokens and modules and on extending our contactless platforms, in particular to address the growing demand for NFC-enabled devices, and this work is ongoing. In our Transponder division, we continue to invest in enhancing and broadening our inlay designs and technology in the areas of NFC, payment, tag on metal, document management, and library and pharmaceutical applications, and we have a number of new patent applications in process. In our Multicard business unit we continue to make investments to enhance our electronic payment, smart city and ID software systems. We attempt to balance these investments with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Further, our cost reduction and consolidation actions at the beginning of 2010 have provided us with a more efficient structure for development activities overall.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, long-lived assets and stock-based compensation.

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

During the three months ended June 30, 2011, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, except the following due to newly adopted accounting pronouncements and changes in our business strategy:

•

Revenue Recognition — We derive revenue from sales of products and services, primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and sales of service contracts. Revenue is generated from sales to direct end-users and to distributors. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) affects accounting and reporting for all multiple-deliverable arrangements. We recognize revenue from the sale of hardware products to direct end-users and distributors pursuant to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue from product sales is recognized upon product shipment, provided that risk and title have transferred, a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. There are no formal customer acceptance terms or further obligations related to the sale of hardware products, outside of our standard product warranty. Provisions for estimated warranty repairs and returns and allowances are provided for at the time of sale.

Certain sales of our hardware products are bundled with our software products. In such arrangements, both the software and hardware products are delivered simultaneously. We account for software sales in accordance with ASC Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASU 2009-13. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are delivered simultaneously elements and no undelivered elements exist. Certain sales of our hardware products are bundled with our installation services and maintenance contracts. For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. In such bundled arrangements, the revenue from hardware products is generally recognized upon delivery, assuming all other basic revenue recognition criteria are met. The revenue from installation contracts is recognized upon completion of such services which happens within a short period after the delivery of hardware products and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts.

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

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or our best estimated selling price (“ESP”) if neither VSOE nor TPE are available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors including, but not limited to pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. Some of our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we typically are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

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

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to January 1, 2011, our reporting units were the Hirsch and Multicard businesses in the Identity Management reporting segment, and the SCM, Tagstar (including Smartag), ACiG and Syscan businesses in the ID Products reporting segment. Following the acquisition of Smartag, we began to reallocate its internal resources to our existing reporting units. During the first quarter of 2011, we implemented a new management structure to unify our sourcing, production and sales activities for our RFID components business. As a result, we combined the TagStar (including Smartag) and ACiG reporting units into a new reporting unit called “Transponders” and, in accordance with ASC 350-20-35-

45, the goodwill assigned to the ACiG reporting unit is now reassigned to the Transponder reporting unit. As discussed in Note 3 above, we recorded goodwill of $13.1 million in connection with our acquisition of idOnDemand during the three and six months ended June 30, 2011 and we are in the process of assigning the reporting unit for this goodwill amount. As of June 30, 2011, of the total goodwill of $48.9 million (excluding goodwill recorded in connection with idOnDemand acquisition), $21.9 million was allocated to the Hirsch reporting unit, $17.1 million to Multicard, $1.3 million to SCM, $7.2 million to Transponders, and $1.4 million to the Syscan reporting unit.

Recent Accounting Pronouncements

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

Results of Operations

The comparability of our operating results in the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010 is impacted by our acquisitions of RockWest (now Multicard U.S.) on April 14, 2010, Smartag on November 19, 2010 and idOnDemand on May 2, 2011. Results of the Multicard U.S., Smartag and idOnDemand businesses have been included since their respective acquisition dates.

Revenue

Summary information by business segment for the three and six months ended June 30, 2011 and 2010 is shown below:

	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
(In thousands)	2011	2010		2011	2010
Identity Management:
Revenue	$14,476	$13,238	9%	$27,100	$21,341	27%
Gross profit	6,329	6,911		12,155	11,277
Gross profit %	44%	52%		45%	53%
ID Products:
Revenue	$11,136	$7,940	40%	$20,932	$15,183	38%
Gross profit	3,885	2,933		7,439	5,304
Gross profit %	35%	37%		36%	35%

Total:
Revenue	$25,612	$21,178	21%	$48,032	$36,524	32%
Gross profit	10,214	9,844		19,594	16,581
Gross profit %	40%	46%		41%	45%

Total revenue for the second quarter of 2011 was $25.6 million, up 21% compared to $21.2 million for the second quarter of 2010. For the first six months of 2011, revenue was $48.0 million, up 32% compared to $36.5 million for the first six months of 2010. The increase in both the second quarter and the first six months of 2011 resulted from higher sales in both our Identity Management and ID Products segments. Organic growth accounted for approximately 14% of the sales increase in the second quarter and 18% in the first six months of 2011, while incremental revenue from the acquired Multicard U.S., Smartag and idOnDemand businesses totaled $1.6 million and $4.9 million in the second quarter and first six months of 2011, respectively.

Identity Management Segment Revenue. Business units in our Identity Management segment provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management segment includes the results of Hirsch, Multicard and idOnDemand, which specialize in the design, supply and management of highly secure integrated systems and software solutions to enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Revenue in our Identity Management segment was $14.5 million in the second quarter of 2011, up 9% from $13.2 million in the second quarter of 2010. For the first six months of 2011, Identity Management revenue was $27.1 million, an increase of 27% from $21.3 million in the first six months of 2010. Higher revenue in both periods primarily was the result of significantly higher sales from our worldwide Multicard business unit, including strong sales from Multicard Germany as a result of its selection as a distributor of secure card readers for the German electronic ID program. Sales activity from Multicard Australia was also significantly higher in the 2011 periods, resulting from increased volume with a government identity management program and the initial deployment of a cashless payment card solution for a large fuel retailer. Across much of Multicard’s business, demand also increased for one-card, multi-application solutions for the education market, as universities implement new multi-function identity cards. Higher Multicard sales were partially offset by lower sales from our Hirsch business unit, primarily as a result of continued temporary project delays in deployments to the U.S. Internal Revenue Service and two other U.S. government agencies. Organic growth accounted for the majority of the sales increase in the Identity Management segment in the second quarter and for 17% of growth in the first six months of 2011.

ID Products Segment Revenue. Business units in our ID Products segment focus on the design and manufacture of both standard and highly specialized products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers, systems integrators and end users to deliver identity based systems and solutions. Our ID Products segment includes the results of SCM Microsystems, Syscan and our Transponder division, which includes ACiG Technology, Smartag and TagStar Systems.

Sales in our ID Products segment were $11.1 million in the second quarter of 2011, up 40% from sales of $7.9 million in the second quarter of 2010. For the first six months of 2011, ID Products sales were $20.9 million, up 38% from $15.2 million for the first six months of 2010. Higher revenue in both periods was driven by a combination of organic growth, which accounted for 23% and 20% of the sales increase in the second quarter and first six months of 2011, respectively; and incremental revenue from the acquired Smartag business. Excluding Smartag, sales from our remaining Transponder businesses were up 66% and 63% in the second quarter and first six months of 2011, respectively, as a result of increased demand for RFID inlays. Sale of our Transponder products was driven by demand for a variety of applications, in particular transit and ski ticketing. Reported sales in the SCM business unit also were up slightly in both the second quarter and first six months of 2011 as compared with the same periods of the prior year, reflecting continued sales of eHealth terminals for the German electronic health card program, steady demand for employee ID programs in Europe and strong demand for enterprise applications in Japan, partially offset by slightly lower demand for PC/network access applications from the U.S. government market. Not reflected in the reported figures for SCM were sales of intercompany shipments of secure card readers to Multicard Germany for the German electronic ID program, which totaled approximately $1.7 million in the second quarter and $3.7 million in the first six months of 2011.

Gross Profit

Gross profit for the second quarter of 2011 was $10.2 million, or 40% of revenue, compared to $9.8 million, or 46% of revenue in the second quarter of 2010. For the first six months of 2011, gross profit was $19.6 million, or 41% of revenue, compared to $16.6 million, or 45% of revenue for the first six months of 2010.

By segment, gross profit margin for our Identity Management segment was 44% in the second quarter of 2011, compared to 52% in the second quarter of 2010. For the first six months of 2011, Identity Management gross profit margin was 45%, compared to 53% for the first six months of 2010. Gross profit margin in our Identity Management segment in the second quarter and first six months of 2011 was primarily affected by an unfavorable, lower margin product mix in our Multicard Germany business unit and lower sales in our Hirsch business unit due to project deferrals.

Gross profit margin for our ID Products segment was 35% for the second quarter of 2011, compared to 37% in the second quarter of 2010. For the first six months of 2011, ID Products gross profit margin was 36%, compared to 35% for the first six months of 2010. Gross profit margin in our ID Products segment in the second quarter and first six months of 2011 was affected by a favorable product mix in our SCM business unit, partially offset by low margins in our Transponder division as a result of product mix and to a lesser extent, production issues.

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

Research and Development

	Three months ended June 30,		% change period to	Six months ended June 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$1,379	$1,062	30%	$2,537	$2,478	2%
Percentage of total revenues	5%	5%		5%	7%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Based on the timing of their respective acquisitions, the results of the Smartag and idOnDemand business units are not included in research and development expenses for 2010 and only two months of expenses for idOnDemand are included in the second quarter and first six months of 2011. There were no research and development expenses in the acquired Multicard U.S. business unit in any of the periods presented.

Research and development expenses in the second quarter of 2011 were $1.4 million, or 5% of revenue, up 30% from $1.1 million, or 5% of revenue in the second quarter of 2010. For the first six months of 2011, research and development expenses were $2.5 million, representing 5% of revenue, up 2% from $2.5 million, or 7% of revenue for the first six months of 2010. Research and development expenses from the acquired Smartag and idOnDemand businesses were $0.4 million in the second quarter and $0.5 million in the first six months of 2011. As a result of our cost reduction and consolidation actions in early 2010, we have been able to allocate our development resources more efficiently across the company. This has enabled us to keep research and development expenses relatively unchanged as a percentage of sales, despite our increased investments in new technologies and products to address our market opportunities.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Three months ended June 30,		% change period to	Six months ended June 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$6,225	$4,962	25%	$11,234	$10,054	12%
Percentage of total revenues	24%	23%		23%	28%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Based on the timing of their respective acquisitions, the results of the Smartag and idOnDemand business units are not included in sales and marketing expenses for 2010, the results of the Multicard U.S. are not included for the first quarter of 2010, and only two months of expenses for idOnDemand are included in the second quarter and first six months of 2011.

Selling and marketing expenses were $6.2 million in the second quarter of 2011, or 24% of revenue, up 25% from $5.0 million in the second quarter of 2010, which represented 23% of revenue. For the first six months of 2011, sales and marketing expenses were $11.2 million, representing 23% of revenue, up 12% from $10.1 million, or 28% of revenue for the first six months of 2010. Sales and marketing expenses from the acquired Multicard U.S., Smartag and idOnDemand businesses were $0.3 million in the second quarter and $0.8 million in the first six months of 2011. Higher sales and marketing expenses primarily resulted from investments in additional resources and programs to address existing and new market opportunities.

General and Administrative

	Three months ended June 30,		% change period to	Six months ended June 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$5,584	$5,405	3%	$10,840	$10,860	(0)%
Percentage of total revenues	22%	26%		23%	30%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Based on the timing of their respective acquisitions, the results of the Smartag and idOnDemand business units are not included in general and administrative expenses for 2010, the results of the Multicard U.S. business unit are not included for the first quarter of 2010, and only two months of expenses for idOnDemand are included in the second quarter and first six months of 2011.

In the second quarter of 2011, general and administrative expenses were $5.6 million, or 22% of revenue, up 3% from $5.4 million, or 26% of revenue in the second quarter of 2010. For the first six months of 2011, general and administrative expenses were $10.8 million, representing 23% of revenue, unchanged from $10.9 million, or 30% of revenue for the first six months of 2010. General and administrative expenses from the acquired Multicard U.S., Smartag and idOnDemand businesses were $0.3 million in the second quarter and $0.8 million in the first six months of 2011. Also included were $0.2 of transaction expenses in the second quarter and first six months of 2011 related to our acquisition of idOnDemand. Included in general and administrative expenses for the second quarter and first six months of 2010 were approximately $0.8 million and $1.1 million, respectively, of transaction expenses related to previous acquisitions. Lower general and administrative expenses as a percentage of sales in the second quarter and first six months of 2011 compared with the same periods of the prior year was the result of cost reduction measures implemented in the first quarter of 2010 and an ongoing focus on increasing the efficiency of our operations.

Restructuring

We recorded restructuring costs of $0.1 million and $0.3 million in the second quarter and first six months of 2010, respectively, related to the closure and consolidation of facilities as well as headcount reductions associated with consolidation under the cost reduction program initiated in the first quarter of 2010.

Other Income

We recorded other income of $0.2 million in the first six months of 2011 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net of $0.3 million and $0.6 million in the second quarter and first six months of 2011, respectively, and interest expense of $0.2 million and $0.4 million in the second quarter and first six months of 2010, respectively, consists of interest accretion expense for a liability to related party in the Hirsch business unit and interest paid on a debt note, mortgage loan and bank line of credit, offset by interest earned on invested cash during the respective periods.

Foreign Currency Gains (Losses), Net

We recorded foreign currency gains of $25,000 and $0.2 million in the second quarter and first six months of 2011, respectively and we recorded foreign currency losses of $0.2 million and $0.6 million in the second quarter and first six months of 2010. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro. Accordingly, they are predominantly non-cash items.

Income Taxes

During the second quarter and first six months of 2011, we recorded a net benefit for income taxes of $1.6 million and $1.6 million, respectively, which resulted primarily from accounting treatment following the acquisition of idOnDemand. In connection with the acquisition of idOnDemand, we recorded deferred tax liabilities of $1.7 million, which were netted against the Company’s existing deferred tax assets. As a result the Company released valuation allowance of $1.7 million in the second quarter of 2011. This tax benefit was offset by estimated tax expense of $0.2 million on deemed income upon an intra-group sale of one of the Company’s subsidiaries, as the sales price was less than the fair market value of the subsidiary.

During the second quarter and first six months of 2010, we recorded a benefit for income taxes of $1.1 million and $0.9 million, respectively, which resulted from accounting treatment following an acquisition made in the acquisition of RockWest, under which deferred tax liabilities of $0.6 million were netted against the Company’s existing deferred tax assets, and a $0.6 million release of the Company’s valuation allowance was recorded in the second quarter of 2010.

Liquidity and Capital Resources

As of the six months ended June 30, 2011, our working capital, which we have defined as current assets less current liabilities, was approximately $25.5 million, compared to approximately $9.3 million as of December 31, 2010, an increase of approximately $16.2 million. The increase in working capital for the first six months of 2011 reflects a $9.8 million increase in cash and cash equivalents, a $0.9 million increase in income taxes receivable and other current assets, and a $0.1 million increase in income taxes payable, offset by an aggregate $6.1 million decrease in accounts payable, mortgage loan and line of credit, debt note, accrued compensation and related benefits, deferred revenue and accrued expenses, and a $0.5 million decrease in accounts receivable and inventories.

Cash and cash equivalents were $20.6 million as of June 30, 2011, an increase of approximately $9.8 million compared to $10.8 million as of December 31, 2010 as a result of the addition of approximately $18.3 million in proceeds from our common stock offering, approximately $1.1 million in proceeds from the exercise of common stock warrants and stock options, partly offset by approximately $2.4 million used for the acquisition of idOnDemand, approximately $1.2 million used for acquisition, transition and integration costs, approximately $0.7 million for capital expenditures, a total of approximately $1.0 million for payments on a debt note, mortgage loan and bank line of credit, and to fund working capital.

The following summarizes our cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash used in operating activities from continuing operations	$(5,647)	$(6,605)
Cash used in operating activities from discontinued operations	—	(430)
Cash (used in) provided by investing activities	(3,086)	5,394
Cash provided by financing activities	18,348	1,764
Effect of exchange rate changes on cash and cash equivalents	204	(396)

Increase (decrease) in cash and cash equivalents	9,819	(273)
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$20,618	$4,563

Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases, liability to a related party, a debt note, a mortgage bank loan, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.3 million, the mortgage bank loan was approximately $0.9 million, the debt note was approximately $1.7 million, liability to related party was approximately $8.5 million and inventory and other and purchase commitments were approximately $10.2 million at June 30, 2011. Total commitments due for the remainder of fiscal 2011 were approximately $11.6 million and commitments due thereafter were approximately $15.0 million at June 30, 2011.

The cash used in investing activities primarily reflects cash payment of approximately $2.4 million for the acquisition of idOnDemand and approximately $0.7 million spent for capital expenditures.

Cash provided by financing activities primarily reflects $18.3 million in net proceeds from our common stock offering, approximately $1.1 million in proceeds from the exercise of common stock warrants and stock options, and $1.0 million paid on a debt note, mortgage loan and net cash paid on bank line of credit.

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

There has been no significant change in our exposure to market risk during the three months ended June 30, 2011. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of the end of the fiscal quarter ended June 30, 2011, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, we issued 3,328 shares of our common stock to one holder in exchange for 6,400 shares of Bluehill ID AG not previously tendered in our combination with Bluehill ID AG. The shares were exchanged at ratio of 0.52 shares of our common stock for each share of Bluehill ID AG, the same exchange ratio as in the Bluehill ID AG combination.

In June 2011, we issued an aggregate of 15,170 shares of our common stock, having an approximate value of $35,000, in satisfaction of a previously disclosed earn out payment to the former owners of Bluehill ID AG under an agreement assumed in our combination with Bluehill ID AG. In addition, we issued an aggregate of 122,098 shares of our common stock, having an approximate value of $281,000, in satisfaction of a previously disclosed earn out payment to the former owners of RockWest Technology Group, LLC under the RockWest purchase agreement.

These shares were issued in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act, including Regulation D and Regulation S thereunder.

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

IDENTIVE GROUP, INC.

August 5, 2011	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

August 5, 2011	By:	/s/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

2.1	Stock Purchase Agreement between Identive Group, Inc. and Selling Shareholders of idOnDemand, Inc., dated April 29, 2011. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on May 4, 2011 (File No. 000-29440))

3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

10.1	Executive Employment Agreement, dated May 4, 2011, by and between Identive Group, Inc. and Melvin Denton-Thompson. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on May 5, 2011 (File No. 000-29440))

10.2	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

10.3	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.