Form 10-Q/A
period 2011-06-30
IDENTIVE GROUP, INC.
filed 2011-09-01
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 1, 2011, 57,531,094 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Identive Group, Inc. for the period ended June 30, 2011, originally filed on August 5, 2011 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II: OTHER INFORMATION

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

IDENTIVE GROUP, INC

Dated: September 1, 2011	By:	/s/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement between Identive Group, Inc. and Selling Shareholders of idOnDemand, Inc., dated April 29, 2011. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on May 4, 2011 (File No. 000-29440))

3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

10.1	Executive Employment Agreement, dated May 4, 2011, by and between Identive Group, Inc. and Melvin Denton-Thompson. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on May 5, 2011 (File No. 000-29440))

10.2	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

10.3	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K filed on June 7, 2011 (File No. 000-29440))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 5, 2011.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.