Form 10-Q
period 2011-09-30
IDENTIVE GROUP, INC.
filed 2011-11-10
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 7, 2011, 57,613,590 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
		Restated		Restated
	2011	2010 (A)	2011	2010 (A)
Net revenue	$26,752	$20,511	$74,784	$57,035
Cost of revenue	14,922	11,563	43,360	31,506

Gross profit	11,830	8,948	31,424	25,529

Operating expenses:
Research and development	2,286	1,035	4,823	3,513
Selling and marketing	6,198	4,823	17,432	14,877
General and administrative	6,372	5,341	17,212	16,201
Restructuring and other charges	—	—	—	337

Total operating expenses	14,856	11,199	39,467	34,928

Loss from operations	(3,026)	(2,251)	(8,043)	(9,399)
Other income	25	—	255	—
Interest expense, net	(242)	(208)	(805)	(654)
Foreign currency gains (losses), net	(622)	388	(398)	(174)

Loss from continuing operations before income taxes and noncontrolling interest	(3,865)	(2,071)	(8,991)	(10,227)
(Provision) benefit for income taxes	(54)	(39)	1,550	866

Loss from continuing operations	(3,919)	(2,110)	(7,441)	(9,361)
(Loss) income from discontinued operations, net of income taxes	—	(24)	—	69

Consolidated net loss	(3,919)	(2,134)	(7,441)	(9,292)
Less: Net loss attributable to noncontrolling interest	233	109	336	526

Net loss attributable to Identive Group, Inc.	$(3,686)	$(2,025)	$(7,105)	$(8,766)

Basic and diluted net loss per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.14)	$(0.21)

Income from discontinued operations	$—	$—	$—	$—

Net loss	$(0.06)	$(0.05)	$(0.14)	$(0.21)

Weighted average shares used to compute basic and diluted loss per share	57,579	43,279	52,478	41,901

(A)	As stated in Note 20 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K, the Company had determined that an error occurred in the recognition of revenue related to the sale of readers for the German national ID program as reported in the third quarter of 2010. Upon review of Accounting Standards Codification 605, Revenue Recognition, the Company had concluded that not all criteria for recognizing the sale were in fact met until the fourth quarter of 2010. As a result, revenue and cost of revenue of approximately $2.8 million and $1.6 million, respectively reported in the Company’s Form 10-Q for the three and nine months ended September 30, 2010 were overstated, resulting in an impact of $1.2 million on gross profit, operating loss and net loss in such periods. The loss per share was understated by $(0.03). The amounts presented for the three and nine months ended September 30, 2010 in the table above have been restated to correct the impact of such error.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

(unaudited)

	September 30,	December 31,
	2011	2010 (A)
ASSETS
Current assets:
Cash and cash equivalents	$17,720	$10,799
Accounts receivable, net of allowances of $445 and $484 as of September 30, 2011 and December 31, 2010, respectively	14,765	15,231
Inventories, net	10,067	10,584
Income taxes receivable	166	126
Other current assets	3,160	2,088

Total current assets	45,878	38,828
Property and equipment, net	5,406	5,373
Goodwill	58,996	47,126
Intangible assets, net	37,477	33,865
Other assets	476	793

Total assets	$148,233	$125,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,425	$12,833
Mortgage loan payable to bank and bank line of credit	57	630
Debt note	829	1,040
Liability to related party	1,066	1,058
Accrued compensation and related benefits	4,104	3,694
Deferred revenue	2,907	1,244
Other accrued expenses and liabilities	6,913	8,980
Income taxes payable	181	44

Total current liabilities	26,482	29,523

Long-term earn-out liability	5,397	—
Long-term liability to related party	7,390	7,615
Long-term mortgage loan payable to bank	811	840
Deferred tax liability	6,234	6,795
Long-term debt note	632	950
Long-term income taxes payable	690	458

Total liabilities	47,636	46,181

Commitments and contingencies (see Notes 11 and 12)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Common stock, $0.001 par value: 130,000 shares authorized; 58,232 and 48,276 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	58	48
Additional paid-in capital	331,255	306,203
Treasury stock, 618 shares as of September 30, 2011 and December 31, 2010	(2,777)	(2,777)
Accumulated deficit	(233,001)	(225,896)
Other accumulated comprehensive income	3,076	323

Total Identive Group, Inc. stockholders’ equity	98,611	77,901
Noncontrolling interest	1,986	1,903

Total equity	100,597	79,804

Total liabilities and stockholders’ equity	$148,233	$125,985

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2010 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Year Ended December 31, 2010 and Nine Months Ended September 30, 2011

(unaudited)

	Identive Group, Inc. Stockholders
						Other
	Common Stock		Additional			Accumulated
			Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total	Comprehensive
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity	Loss
Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with acquisitions	17,900	18	38,758	—	—	—	—	38,776
Fair value of stock options converted in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with Bluehill ID Acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	88	—	199	—	—	—	(199)	—
Issuance of common stock upon exercise of options	7	—	11	—	—	—	—	11
Issuance of common stock in connection with stock bonus and incentive plans	99	—	174	—	—	—	—	174
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement, net of issuance costs	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for settlement of pre-acquisition liabilities	150	—	343	—	—	—	—	343
Noncontrolling interest in connection with Bluehill ID acquisition	—	—	—	—	—	—	3,057	3,057
Stock options compensation expense	—	—	330	—	—	—	—	330
Comprehensive loss:
Net loss	—	—	—	—	(9,518)	—	(630)	(10,148)	$(10,148)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(2,836)	(325)	(3,161)	(3,161)

Comprehensive loss	—	—	—	—	—	—	—	—	$(13,309)

Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans	550	1	1,433	—	—	—	—	1,434
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Issuance of common stock upon exercise of options	21	—	57	—	—	—	—	57
Stock options compensation expense	—	—	242	—	—	—	—	242
ESPP compensation expense	—	—	84	—	—	—	—	84
Stock options grants in connection with stock bonus and incentive plans	—	—	610	—	—	—	—	610
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Comprehensive loss:
Net loss	—	—	—	—	(7,105)	—	(336)	(7,441)	(7,441)
Foreign currency translation adjustment	—	—	—	—	—	2,753	(41)	2,712	2,712

Comprehensive loss	—	—	—	—	—	—	—	—	(4,729)

Balances, September 30, 2011	58,232	$58	$331,255	$(2,777)	$(233,001)	$3,076	$1,986	$100,597

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
		Restated
	2011	2010 (A)
Cash flows from operating activities:
Net loss	$(7,441)	$(9,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(69)
Deferred income taxes	(2,666)	(223)
Depreciation and amortization	4,013	3,475
Accretion of interest to related party liability	563	581
Interest on debt note, bank line of credit and mortgage loan	176	56
Remeasurement of contingent consideration	254	—
Stock-based compensation expense	831	1,018
Gain on disposal of fixed assets	55	—
Changes in operating assets and liabilities:
Accounts receivable	1,224	(3,053)
Inventories	1,337	(919)
Other assets	(303)	(2,463)
Income taxes receivable	(40)	(272)
Accounts payable	(2,950)	2,822
Liability to related party	(780)	(829)
Accrued expenses	(685)	1,946
Deferred revenue	514	2,785
Income taxes payable	369	(316)

Net cash used in operating activities from continuing operations	(5,529)	(4,753)
Net cash used in operating activities from discontinued operations	—	(778)

Net cash used in operating activities	(5,529)	(5,531)

Cash flows from investing activities:
Capital expenditures	(897)	(638)
Net cash (paid) acquired (for) from acquisitions	(5,154)	4,881
Maturities of short-term investments	—	1,015

Net cash (used in) provided by investing activities	(6,051)	5,258

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,211	1,936
Payments on debt note and mortgage loan	(857)	(40)
Payments on bank line of credit, net	(605)	(52)
Proceeds from issuance of common stock upon options exercised	56	—
Proceeds from issuance of common stock upon warrants exercised	1,076	—

Net cash provided by financing activities	17,881	1,844

Effect of exchange rates on cash and cash equivalents	620	(236)

Net increase in cash and cash equivalents	6,921	1,335
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$17,720	$6,171

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with business combinations	$3,024	$38,776

Conversion of stock options in connection with business combinations	$—	$3,007

Common stock issued in connection with contingent consideration	$316	$—

Common stock issued in connection with stock bonus and incentive plans	$1,434	$135

Stock option grants in connection with stock bonus and incentive plans	$610	$—

Common stock issued to affiliates for conversion of loan	$—	$291

Fair value of contingent consideration in connection with business combinations	$5,060	$298

Cash paid for interest expense	$739	$637

(A)	As stated earlier, the Company had determined an error in the recognition of revenue related to the sale of readers for the German national ID program as reported in the third quarter of 2010 as not all criteria for recognizing the sale were in fact met until the fourth quarter of 2010. As a result, revenue, cost of revenue, gross profit, operating loss and net loss reported in the Company’s Form 10-Q for the quarter ended September 30, 2010 was overstated, however there was no impact to the total net cash used in operating activities. The amounts presented in the table above have been restated to correct the impact of such error.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On April 14, 2010, the Company acquired RockWest Technology Group (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. Following the acquisition, RockWest’s name was changed to “Multicard U.S.” The results for the acquired RockWest business are included in the Company’s consolidated statements of operations since April 14, 2010. On November 19, 2010, the Company acquired FCI Smartag Pte., Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency and ultra high frequency radio frequency identification inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and near field communication labels used to enable secure payments with mobile devices. The results for the acquired Smartag business are included in the Company’s consolidated statements of operations since November 19, 2010. On May 2, 2011, the Company acquired idOnDemand, Inc. (“idOnDemand”), a privately-held provider of identity management services based in Pleasanton, California. The results for the acquired idOnDemand business are included in the Company’s consolidated statements of operations since May 2, 2011. On July 18, 2011, Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA (“polyright”), a provider of integrated ID solutions for the Swiss education and healthcare markets. The results for the acquired polyright business are included in the Company’s consolidated statements of operations since July 18, 2011. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

2.	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, ASC Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805, Business Combinations (“ASC 805”). This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company's consolidated results of operations or financial condition. The Company adopted the provisions of ASU 2010-29 effective January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-28, ASC Topic 350, Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-28 effective January 1, 2011. The Company currently does not have any reporting units with zero or negative carrying amounts.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements (“ASU 2009-14”), which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company has assessed the effects of ASU 2009-13 and ASU 2009-14 and has concluded that the adoption of these standards had no material impact on the condensed consolidated results of operations and financial position for the three and nine months ended September 30, 2011. This was because the Company’s determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25, Multiple Elements Arrangements) is not impacted by ASU 2009-13. In addition, as stated below, the Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of software products and software components in revenue arrangements that are considered non-essential and standalone. As a result, ASU 2009-14 did not have any impact during the three and nine month periods ended September 30, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. ASU 2009-13 generally does not change the units of accounting for the Company’s revenue arrangements. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

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

Certain sales of the Company’s hardware products are bundled with its software products. In such arrangements, both the software and hardware products are delivered simultaneously. The Company accounts for software sales in accordance with ASC 985-605, whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. The proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASU 2009-13. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are delivered simultaneously and no undelivered elements exist. Certain sales of the Company’s hardware products are bundled with its installation services and maintenance contracts. For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. In such bundled arrangements, the revenue from hardware products is generally recognized upon delivery, assuming all other basic revenue recognition criteria are met. The revenue from installation contracts is recognized upon completion of such services, which happens within a short period after the delivery of hardware products, and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts.

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

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or the Company’s best estimated selling price (“ESP”) if neither VSOE nor TPE are available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other, ASC Topic 350, Testing for Impairment (“ASU 2011-08”). ASU 2011-08 amends the guidance in ASC 350-20, Intangibles-Goodwill and Other-Goodwill. The intent of this ASU is to simplify how entities, both public and non-public, test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20. This guidance is effective for annual and interim tests performed in fiscal years beginning on or after December 15, 2011. Early adoption is permitted. The Company will adopt the provisions of ASU 2011-08 effective December 1, 2011 at the time of its annual goodwill impairment test.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ASU Topic 820, Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its consolidated financial statements.

3.	Acquisitions

Acquisition of polyright

Multicard AG, a subsidiary of the Company, completed the acquisition and acquired all of the outstanding shares of polyright on July 18, 2011 (“polyright acquisition date”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright management. The sellers may receive aggregate potential earn-out payments payable in shares of the Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of such shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of the Company’s annual results, and will be subject to a two-year lockup. polyright is a provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry.

The polyright acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and obligations related to deferred revenue and earn-out payments. The following table summarizes the fair value of total consideration transferred for the polyright acquisition, the total fair value of net identifiable assets acquired at the polyright acquisition date and the resulting goodwill recorded (in thousands):

Cash consideration	$3,133
Fair value of contingent consideration	302

Fair value of total consideration transferred	3,435
Fair value of net identifiable assets acquired	(716)

Goodwill	$2,719

The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the acquisition agreement. These contingent payments were probability weighted and discounted to present value. An additional discount was applied to reflect the restriction on the resale or transfer of such shares. The key assumptions in calculating the fair value of contingent consideration are as follows: 21.7% discount rate and probability adjusted revenues between $2.9 million and $7.1 million. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of September 30, 2011, there were no significant changes in the range of outcomes for the contingent consideration recognized as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the polyright acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change, and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of July 18, 2011 (in thousands):

Cash and cash equivalents	$375
Accounts receivable	623
Inventory	589
Property and equipment	88
Other current assets	170
Accounts payable	(316)
Accrued expenses and other liabilities	(810)
Deferred revenue	(1,155)
Intangible assets subject to amortization
Customer relationships	1,290
Order backlog	246
Deferred tax liabilities in connection with acquired intangible assets	(384)

Fair value of polyright net identifiable assets acquired	$716

Intangible assets of $1.5 million consist primarily of customer relationships and order backlog. Customer relationships relate to polyright’s ability to sell existing, in-process and future versions of its products to its existing customers. Order backlog represents future revenue to be derived from confirmed orders. The customer relationships were valued using the income approach based on DCF and using a discount rate of 24%. The discount rate used in the present value calculation was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets of $1.5 million are subject to amortization and the Company expects to amortize these intangible assets on a straight-line basis over their expected useful lives of approximately one to six years.

Of the total purchase consideration, $2.7 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the polyright acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the polyright acquisition will be deductible for United States federal income tax purposes.

The amounts of revenue and earnings of polyright included in the Company’s condensed consolidated statement of operations from the polyright acquisition date to the period ending September 30, 2011 are as follows (in thousands):

Revenues	$1,403
Net loss	$295

Acquisition of idOnDemand

The Company completed the acquisition of idOnDemand on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company has acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. idOnDemand was a privately held corporation and is a provider of service-based identity credential provisioning and management. idOnDemand is headquartered in Pleasanton, California and maintains data centers in Santa Clara, California and Canberra, Australia. Initial consideration at closing consisted of approximately $2.4 million in cash and 995,675 shares of the Company’s common stock. Shares issued at closing to the Selling Shareholders are subject to a three-year lock-up period from the closing date of the acquisition. Of the total initial share consideration paid to the Selling Shareholders, 407,289 shares will be released from the lock-up on the six month anniversary of the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period.

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Company received new information, which existed at the time of acquisition, related to idOnDemand’s customer base and product offerings which impacted our preliminary purchase price allocation and measurement of contingent consideration. As a result of this new information, the fair value of contingent consideration, the fair value of noncontrolling interest as well as the fair value of net identifiable assets acquired was decreased by $5.3 million, $0.2 million and $0.3 million, respectively as of September 30, 2011, with corresponding adjustment to goodwill. The following table summarizes the remeasured fair value of total consideration for idOnDemand controlling and noncontrolling interest, the total fair value of net identifiable assets acquired at the idOnDemand acquisition date and the resulting goodwill recorded (in thousands):

Cash consideration	$2,396
Fair value of common stock	3,024
Fair value of contingent consideration	4,758

Fair value of total consideration transferred	10,178
Fair value of noncontrolling interest	468

Fair value of controlling and noncontrolling interest	10,646
Fair value of net identifiable assets acquired	(2,847)

Goodwill	$7,799

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the idOnDemand acquisition date of $3.64 per share and then discounted to reflect the restriction on the resale or transfer of shares under the Securities Act. The fair value of the contingent consideration was based on achieving certain revenue and profit targets as defined under the Stock Purchase Agreement. These contingent payments were probability weighted and also discounted to present value. The key assumptions in calculating the fair value of contingent consideration are as follows: 22.9% discount rate and probability adjusted revenues between $1.6 million and $14.5 million. The fair-value of the contingent consideration was classified as liability in accordance with ASC 480. As of September 30, 2011, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of idOnDemand, although the Company recognized $0.4 million of expenses as a result of passage of time (reduced impact of discounting) in accordance with ASC 480 which has been included in general and administration expenses in the condensed consolidated statement of operations. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in idOnDemand.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (including measurement period adjustments) at the idOnDemand acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of May 2, 2011 (in thousands):

Accounts receivable	$65
Inventory	70
Property and equipment	96
Other assets	291
Accounts payable	(123)
Accrued expenses and other liabilities	(116)
Deferred revenue	(148)
Intangible assets subject to amortization
Developed technology	2,700
Patents	790
Customer relationships	390
Trade secrets	300
Order backlog	17
Trade name	60
Deferred tax liabilities in connection with acquired intangible assets and inventory fair value adjustment, net	(1,545)

Fair value of idOnDemand net identifiable assets acquired	$2,847

Intangible assets of $4.3 million consist primarily of developed technology, patents, customer relationships, trade secrets, and trade name. Developed technology, patents and trade secrets relates to idOnDemand’s technology and knowhow which is currently generating revenue. Customer relationships relate to idOnDemand’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology, patents and trade name were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 18% was used to value developed technology and trade name and 20% to value patents. The customer relationships and trade secrets were valued using the income approach based on DCF and using a discount rate of 20%. The discount rates used in the present value calculations were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets of $4.3 million are subject to amortization and the Company expects to amortize these intangible assets on a straight-line basis over their expected useful lives of approximately one to twelve years.

Of the total purchase consideration, $7.8 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the idOnDemand acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the idOnDemand acquisition will be deductible for United States federal income tax purposes.

Deferred tax assets and liabilities resulting from the acquisition of idOnDemand have been netted, where applicable. Following the idOnDemand acquisition, idOnDemand has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.5 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there was a $1.5 million reversal of the Company’s valuation allowance. In accordance with ASC 805, the reversal of the valuation allowance was recorded as a tax benefit in the 2011 second quarter financial statements.

The Company recognized $0 and $0.2 million of acquisition-related costs that were expensed in the three and nine months ended September 30, 2011, respectively. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of idOnDemand included in the Company’s condensed consolidated statement of operations from the idOnDemand acquisition date to the period ending September 30, 2011 are as follows (in thousands):

Revenues	$363
Net loss	$1,546

Acquisition of Smartag

The Company completed the acquisition of Smartag on November 19, 2010 (the “Smartag acquisition date”). The Company paid approximately $3.2 million to acquire all the shares and intellectual property of Smartag, consisting of a one-time cash payment at the close of the transaction of $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date.

Certain closing balance sheet items in connection with the acquisition of Smartag were subject to post-closing adjustment which was finalized during the second quarter of 2011. As a result, the net assets acquired increased by $0.1 million and the purchase consideration was increased by $0.2 million which were accounted for as measurement period adjustments in the second quarter of 2011 with a corresponding adjustment to goodwill. The fair value of total consideration transferred was determined to be $3.2 million. The Company recognized identifiable intangible assets of $0.3 million related to the acquisition of Smartag, which are being amortized on a straight-line basis over their expected useful lives of approximately one to five years.

Acquisition of RockWest (now Multicard U.S.)

The Company completed the acquisition of RockWest on April 14, 2010 (the “RockWest acquisition date”). As a part of the purchase consideration for the acquisition, the Company issued an aggregate of 2.6 million restricted shares of its common stock to the sellers of RockWest. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments (“contingent consideration”), based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement, in the form of shares of common stock subject to a 12-month lock-up period.

The fair value of total consideration transferred, which included contingent consideration, was determined to be $4.5 million as of the RockWest acquisition date. The fair value of the contingent consideration is classified as liability in accordance with ASC 480. As of September 30, 2011, the Company remeasured the contingent consideration to fair value in accordance with ASC 480 and recognized $0.1 million and $0.2 million as a credit to expense during the three and nine months ended September 30, 2011, respectively, which has been included in general and administration expenses in the condensed consolidated statement of operations.

The Company recognized identifiable intangible assets of $2.2 million and goodwill of $3.0 million related to the acquisition of RockWest. The Company is amortizing the intangible assets on a straight-line basis over their expected useful lives of approximately one to six years.

Deferred tax assets and liabilities resulting from the acquisition of RockWest have been netted, where applicable. Following the RockWest acquisition, RockWest has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $0.6 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there was a $0.6 million reversal of the Company’s valuation allowance. In accordance with ASC 805, the release of the valuation allowance was recorded as a tax benefit in the 2010 second quarter financial statements.

Pro forma financial information:

The results for the acquired polyright, idOnDemand, Smartag and RockWest businesses are included in the Company’s condensed consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the polyright, idOnDemand, Smartag and RockWest acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$27,002	$24,405	$78,308	$69,433
Net loss	(3,715)	(3,081)	(8,947)	(13,611)

4.	Fair Value Measurements

The Company determines fair value based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of an asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value in accordance with ASC Topic 820 — Fair Value Measurement and Disclosures (“ASC 820”):

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

The Company uses the following classifications to measure assets and liabilities at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:

Cash equivalents include money market fund deposits with maturities of three months or less at the date of acquisition. These financial instruments are classified in Level 1 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$521	$—	$—	$521	$36	$—	$—	$36
Liabilities:
Contingent consideration	$—	$—	$5,520	$5,520	$—	$—	$519	$519

Money market fund deposits are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As discussed in Note 3 above, the Sellers of polyright, idOnDemand and RockWest are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement and is payable in shares of the Company’s common stock. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involved management judgment and assumptions about achieving revenue and profits targets and discount rates used. The fair value of the contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. The contingent consideration above as of September 30, 2011 and December 31, 2010, respectively, includes the short-term portion of $46,000 and $0.5 million relating to the RockWest acquisition and $0.1 million and zero relating to the polyright acquisition which is included in the other accrued expenses and liabilities in the condensed consolidated balance sheets. As of September 30, 2011, the Company remeasured the total contingent consideration to fair value and recognized $0.4 million and $0.3 million as an expense during the three and nine months ended September 30, 2011, which has been included in general and administration in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of September 30, 2011 and December 31, 2010, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5.	Stockholders’ Equity of Identive Group, Inc.

Public Offering

In May 2011 the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering for a net consideration of approximately $18.2 million after recording approximately $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

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

During the nine months ended September 30, 2011, the Company issued 0.4 million shares of its common stock to the warrant holders upon exercise of the warrants as disclosed in the condensed consolidated statements of equity and comprehensive loss.

Acquisition Warrants

As part of the consideration paid by the Company in connection with the acquisition of Hirsch Electronics, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $1.5 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and are within the control of the Company.

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of fair market value of our common stock at the beginning of or end of the applicable offering period. Each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011 and no shares have been issued as of September 30, 2011. The Company recognized approximately $84,000 in stock-compensation expense related to ESPP during the three and nine months ended September 30, 2011, of which approximately $14,000 is included in cost of revenue, approximately $19,000 in research and development, approximately $27,000 in sales and marketing and approximately $24,000 in general and administrative in the condensed consolidated statements of operations. As of September 30, 2011, there was $0.6 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board of Directors (the “Board”) or a committee thereof the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans, the majority of which are stockholder approved, consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (“the 2007 Plan”), the Bluehill ID AG Executive Bonus Plan and Share Option Plan (the “Bluehill Plans”), the 2010 Bonus and Incentive Plan (the “2010 Plan”), and the 2011 Incentive Compensation Plan (the “2011 Plan”).

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

In June 2010, Identive’s stockholders approved the 2010 Plan under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board (the “Committee”). An aggregate of 3.0 million shares of the Company’s common stock were reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. While the Company will maintain its current 2010 Plan for making performance-based awards to Participants, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Plan. As of September 30, 2011, a total of 0.7 million shares have been issued pursuant to the 2010 Plan, of which 0.1 million were issued during the fiscal year ended December 31, 2010 as disclosed in the consolidated statements of equity and comprehensive loss.

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

Stock-Based Compensation Expense (Share Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$1	$—	$3	$—
Research and development	2	25	31	25
Selling and marketing	8	159	175	159
General and administrative	61	417	296	583

Total	$72	$601	$505	$767

Of the total amounts for the nine months ended September 30, 2011 and 2010, an amount of $0.4 million and $0.7 million was accrued for and included in the accrued compensation and related benefits in the condensed consolidated balance sheet as of September 30, 2011 and 2010, respectively.

Stock Option Plans

Stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans.

As of September 30, 2011, an aggregate of approximately 0.3 million granted options were outstanding under Director Option Plan and 1997 Stock Option Plan, 0.3 million granted options were outstanding under the 2000 Stock Option Plan, 1.4 million granted options were outstanding under the 2007 Plan, and 0.2 million granted options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

The following table summarizes information about options outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.51 - $ 2.40	481,706	4.98	$2.26	260,386	$2.32
$ 2.41 - $ 2.61	310,862	7.68	2.43	78,378	2.44
$ 2.62 - $ 2.64	452,316	9.41	2.63	452,316	2.63
$ 2.65 - $3.12	536,960	4.37	2.99	460,219	2.99
$ 3.13- $10.74	406,648	4.14	4.11	372,670	4.11

$ 1.51- $10.74	2,188,492	5.97	$2.88	1,623,969	$3.01

A summary of the activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2011 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Aggregate Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at December 31, 2010	7,542,277	1,810,188	$3.56	$128,300	4.66
Authorized	4,000,000
Granted	(1,002,504)	630,077	$2.57			372,427	$1,434,000
Cancelled or Expired	23,053	(230,772)	$7.31
Exercised		(21,001)	$2.36

Balance at September 30, 2011	10,562,826	2,188,492	$2.88	$25,097	5.97

Vested or expected to vest at September 30, 2011		2,021,763	$2.92	$19,108	5.78

Exercisable at September 30, 2011		1,623,969	$3.01	$5,712	5.67

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2011 was $2.31 and $2.57, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2010 was $0.16 and $0.95, respectively. During the three and nine months ended September 30, 2011, zero and 21,001 options, respectively, were exercised. Cash proceeds from the exercise of stock options were zero and $56,591 during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, no options were exercised. At September 30, 2011, there was $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of three years.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$3	$3	$11	$13
Research and development	8	(48)	73	(16)
Selling and marketing	51	59	168	179
General and administrative	32	(19)	(10)	108

Stock-based compensation expense before income taxes	$94	$(5)	$242	$284
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$94	$(5)	$242	$284

Common Stock Reserved for Future Issuance

As of September 30, 2011, the Company has reserved an aggregate of approximately 14.4 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 8.1 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 2.2 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 2.0 million shares are reserved for future issuance under the ESPP and approximately 2.1 million shares are reserved for future issuance under the Bluehill Plans.

As of September 30, 2011, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the options converted at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of September 30, 2011, the Company has reserved an aggregate of approximately 2.5 million shares of common stock for future issuance in connection with its acquisition of idOnDemand, consisting of approximately 2.4 million shares for the contingent consideration and approximately 0.1 million shares for the noncontrolling shareholders.

As of September 30, 2011, the Company has reserved an aggregate of approximately 0.2 million shares of common stock for future issuance for the contingent consideration in connection with its acquisition of RockWest and polyright, consisting of approximately 136,000 shares for polyright and approximately 23,000 shares for the RockWest .

As of September 30, 2011, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with the November 2010 private placement as described above and approximately 4.9 million shares pursuant to outstanding warrants in connection with the Hirsch acquisition.

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net loss	$(3,919)	$(2,134)	$(7,441)	$(9,292)
Other comprehensive (loss) income
Change in foreign currency translation adjustment	(45)	2,744	2,712	(2,196)

Total comprehensive (loss) income	(3,964)	610	(4,729)	(11,488)
Less: comprehensive loss (income) attributable to noncontrolling interest	131	(127)	377	749

Comprehensive loss (income) attributable to Identive Group, Inc.	$(3,833)	$483	$(4,353)	$(10,739)

Net Loss per Common Share Attributable to Identive Group, Inc.

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months and nine months ended September 30, 2011 and 2010, we excluded common stock equivalents consisting of outstanding stock options and warrants from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the three and nine months ended September 30, 2011, the total number of shares excluded from diluted loss per share relating to these securities was 2,120,060 in each period and for the three and nine months ended September 30, 2010, the total number of shares excluded from diluted loss per share relating to these securities was 2,091,091 shares in each period.

6.	Inventories

Inventories consist of (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$4,435	$4,164
Work-in-process	565	241
Finished goods	5,067	6,179

Total	$10,067	$10,584

7.	Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of September 30, 2011 and December 31, 2010 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	10,518	10,518	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	1,234	778	456

Balance at September 30, 2011	$58,996	$49,251	$9,745

During the nine months ended September 30, 2011, the Company recorded goodwill of $10.5 million in connection with its acquisition of idOnDemand and polyright as described in Note 3 above. In addition, the Company also adjusted the goodwill by $0.1 million in connection with its acquisition of Smartag as a measurement period adjustment as described in Note 3 above. The goodwill related to the Bluehill acquisition and polyright acquisition is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2010 and concluded that there was no impairment to goodwill during the year ended December 31, 2010. Management did not identify any impairment indicators during the nine months ended September 30, 2011.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25-1 year	1 -2 years	12 years	6 -15 years	4 -15 years	1 -3 years and Indefinite

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	$4,257
Acquired as a part of polyright acquisition	246				1,290		$1,536
Currency translation adjustment	(13)	—	—	35	711	127	$860

Balance at September 30, 2011	$974	$300	$790	$8,197	$25,133	$9,408	$44,802

Accumulated Amortization
Balance at December 31, 2010	$718	$—	$—	$595	$2,970	$1	$4,284
Amortization expense	122	75	27	500	2,183	25	$2,932
Currency translation adjsutment	23	—	—	(4)	90	—	$109

Balance at September 30, 2011	$863	$75	$27	$1,091	$5,243	$26	$7,325

Intangible assets, net at September 30, 2011	$111	$225	$763	$7,106	$19,890	$9,382	$37,477

Intangible Assets, net at December 31, 2010	$6	$—	$—	$4,867	$19,772	$9,220	$33,865

During the nine months ended September 30, 2011, the Company recorded intangible assets of $5.8 million in connection with its acquisition of idOnDemand and polyright as described in Note 3 above. The intangibles acquired in connection with acquisitions of polyright and Bluehill ID are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible assets of $37.5 million and $33.9 million as of September 30, 2011 and December 31, 2010, respectively, include intangible assets which are not subject to amortization of $9.3 million and $9.2 million as of September 30, 2011 and December 31, 2010, respectively. Intangible assets subject to amortization will be amortized over their useful lives as mentioned in the table above.

The following table illustrates the amortization expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$378	$256	$724	$827
Selling and marketing	818	638	2,208	1,862

Total	$1,196	$894	$2,932	$2,689

As of September 30, 2011, the estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

2011 (remaining three months)	$1,099
2012	4,397
2013	3,962
2014	2,990
2015	2,989
2016 and thereafter	12,732

Total	$28,169

8.	Related-Party Transactions

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

The Company recognized $0.2 million and $0.6 million expense during the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.6 million expense during the three and nine months ended September 30, 2010, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

As of September 30, 2011, related-party liability payment amounts for the next five years are as follows (in thousands):

2011 (remaining three months)	$262
2012	1,109
2013	1,153
2014	1,200
2015	1,248
2016 and thereafter	7,027
Present value discount factor	(3,543)

Total	$8,456

9.	Debt Note, Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd., as discussed in Note 3 above. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $24,000 and $113,000 during the three and nine months ended September 30, 2011, respectively.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,900, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $340,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $21,000 and $57,000 during the three and nine months ended September 30, 2011, respectively, and recorded interest expense of approximately $18,000 and $53,000 during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, approximately $0.9 million was outstanding under the mortgage loan. As of September 30, 2011 and December 31, 2010, zero and approximately $0.2 million in advances were outstanding under the revolving line of credit.

In addition, one of the Company’s subsidiaries had a revolving line of credit payable to a bank. The revolving line of credit matured on March 10, 2011 and the balance was fully paid off on April 7, 2011. The Company recorded interest expense on the line of credit of zero and $5,600 during the three and nine months ended September 30, 2011, respectively. As of December 31, 2010, approximately $0.2 million was outstanding under the revolving line of credit.

10.	Segment Reporting, Geographic Information and Major Customers

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

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are Identity Management and ID Products. Each business segment is comprised of two or more businesses within the Company that focus on specific markets and technologies. Business units in the Identity Management segment include Hirsch, idOnDemand, Multicard and polyright; the ID Products segment includes the results of our SCM Microsystems and Syscan ID business units and our Transponder division.

The CODM reviews financial information and business performance along the Identity Management and ID Products segments. The Company evaluates the performance of its segments at the revenue and gross margin level. The Company’s reporting systems do not track or allocate operating expenses by segment.

Summary information by segment for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Identity Management:
Revenues from external customers	$15,148	$12,231	$42,248	$33,572
Intersegment revenue	(2)	—	314	152

Total revenue for reportable segment	15,146	12,231	42,562	33,724
Elimination of intersegment revenues	2	—	(314)	(152)

Total Identity Management revenue	$15,148	$12,231	$42,248	$33,572

Gross profit	6,816	6,174	18,971	17,451
Gross profit %	45%	50%	45%	52%
ID Products:
Revenues from external customers	$11,604	$8,280	$32,536	$23,463
Intersegment revenue	1,991	—	5,699	317

Total revenue for reportable segment	13,595	8,280	38,235	23,780
Elimination of intersegment revenues	(1,991)	—	(5,699)	(317)

Total ID Product revenue	$11,604	$8,280	$32,536	$23,463

Gross profit	5,014	2,774	12,453	8,078
Gross profit %	43%	34%	38%	34%
Total:
Net revenue	$26,752	$20,511	$74,784	$57,035
Gross profit	$11,830	$8,948	$31,424	$25,529
Gross profit %	44%	44%	42%	45%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Europe and Middle-East	$11,943	$5,717	$30,587	$16,050
Americas	11,673	12,749	33,465	35,336
Asia-Pacific	3,136	2,045	10,732	5,649

Total	$26,752	$20,511	$74,784	$57,035

% of net revenue
Europe and Middle-East	45%	28%	41%	28%
Americas	43%	62%	45%	62%
Asia-Pacific	12%	10%	14%	10%

No customers exceeded 10% of total revenue during the three and nine months ended September 30, 2011 or 2010. No customer represented 10% of the Company’s accounts receivable balance at September 30, 2011 or December 31, 2010.

Long-lived assets by geographic location as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Property and equipment, net:
Europe	$3,412	$3,695
Americas	669	411
Asia-Pacific	1,325	1,267

Total	$5,406	$5,373

11.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2011 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, and recognized rent expense of $0.3 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, in its condensed consolidated statement of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of September 30, 2011:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2011 (remaining three months)	$897	$7,501	$489	$8,887
2012	2,279	2,081	4	4,364
2013	1,461	—	—	1,461
2014	622	—	—	622
2015 and thereafter	202	—	—	202

	$5,461	$9,582	$493	$15,536

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

•

In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. The business units in our Identity Management segment specialize in the design, supply and management of products and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. Our Identity Management customers operate in the government, commercial, enterprise and consumer markets and can be found in multiple vertical market segments including healthcare, finance, industrial, retail and critical infrastructure. Our Identity Management segment includes the results of our Hirsch, idOnDemand, Multicard and polyright business units. Sales in this segment are typically made to high-level dealer / integrators, enterprises, and less frequently, directly to end users.

•

In our ID Products segment we design and manufacture both standard and highly specialized RFID products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers and system integrators to deliver identity-based systems and solutions. These products are used for applications such as eHealth, eGovernment, mobile banking, loyalty schemes, transportation and event ticketing, corporate identification, logical access, physical access and passport control in the government, enterprise and financial markets. Within the ID Products segment we also offer commercial digital media readers that are used in digital kiosks to transfer digital content to and from various flash media. Our ID Products segment includes the results of our SCM Microsystems and Syscan ID business units and our Transponder division.

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

Our corporate headquarters are located in Santa Ana, California (U.S.) and our European and operational headquarters are located in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Switzerland, the UK and the U.S. for individual business unit operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Acquisitions

On July 18, 2011, through our Multicard AG subsidiary we acquired polyright SA, a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry ("polyright"). The acquisition was made using a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright’s management team. The sellers may receive aggregate potential earn-out payments payable in shares of our common stock, over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of our annual results, and will be subject to a two-year lockup. In November 2011, polyright will be integrated into the Company’s existing Multicard Switzerland business. polyright’s operating results have been included in our consolidated results since the date of acquisition.

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to a Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a three-year lock-up from the closing date of the acquisition. Of the total initial share consideration paid to the selling shareholders, 407,289 shares will be released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition.

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

Recent Trends and Strategies for Growth

Identive is focused on building the world's leading company in Secure ID by providing products, systems and services in the areas of access control, identity management and RFID technologies for employee ID, citizen ID and consumer ID applications. Our growth strategy is focused both around technology-driven organic growth and disciplined acquisitive activity, acting as a consolidator in a rapidly growing, yet highly fragmented industry. With each acquisition we seek to expand our business, reinforce our market position in targeted areas and fully leverage our strengths and opportunities to enter new markets.

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

As part of our organic growth strategy, we are focused on the ongoing development of our core RFID technology base and of a broad range of new contactless infrastructure products to enable fast growing contactless consumer ID applications and services such as electronic transactions (including payment and ticketing) and various employee and citizen ID electronic security programs within the government and enterprise sectors. Our RFID inlays and inlay-based tags, stickers and other products, and our contactless readers, modules and tokens are intended to address markets such as national/citizen ID, electronic passports, physical and logical (computer) security, ticketing for transit and events, cashless payments and mobile transactions, among others. With the rise of market activity and expectation around NFC technology, we have created a new dedicated group focused on NFC and mobility applications, and have begun to devote additional resources to develop and deliver products and solutions for the NFC market. To meet the growing demand for “cloud based” credential issuance and management, we are investing in the development of trusted identity “Software as a Service” or “SaaS” solutions and capabilities, in particular through our idOnDemand business unit.

To unify our sourcing, production and sales activities among our RFID component businesses, during the first quarter of 2011 we combined the TagStar, Smartag and ACiG business units into a new Transponder division that we believe will help us improve the efficiency and global capabilities of our RFID manufacturing and distribution operations. Additionally, during the third quarter of 2011 we began expanding our production capacity for RFID inlays and finished transponder products to meet increasing customer demand. We expect to complete our expansion activities by the end of the current fiscal year.

Trends in our Business

Sales Trends

Our sales increased 31% in the first nine months of 2011 compared with the first nine months of 2010, as a result of both organic growth and incremental revenue from acquisitions. Incremental revenue from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses was approximately $8.1 million in the first nine months of 2011, accounting for 14% growth, and the revenue in our existing businesses increased to $66.7 million, reflecting an organic growth rate of 17%.

Sales in the Americas. Sales in the Americas accounted for 45% of revenue in the first nine months of 2011, and decreased 5% compared with the first nine months of 2010. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America. In our Hirsch business unit, revenue levels have been impacted throughout 2011 by project delays in the deployment of access control systems for U.S. government agencies. Additionally, in the 2011 third quarter, an uncertain economic and political environment caused many of Hirsch’s government customers to hold back disbursement of available funds, even when already approved and allocated. As a result, Hirsch sales to federal government agencies have been constrained. A stronger focus on delivering professional services and on pursuing sales in the commercial sector and in other non-federal markets has partly offset lower sales from federal government customers. As a general trend, demand for Hirsch’s integrated physical access control systems and other solutions has been strong and increasing, as U.S. federal agencies have continued to improve their security systems as mandated under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that demand for Hirsch’s security systems will remain strong as various agencies work towards compliance with applicable directives and standards; however budget and funding constraints will continue to impact revenue levels as long as they are present.

In our SCM Microsystems business unit, revenue decreased by approximately one-fourth in the first nine months of 2011 compared with the prior year, primarily the result of a continued shift in sales of reader technology used for PC and network access by military and other federal employees, as over the last few years, sales of external card readers in the U.S. have been replaced by sales of embedded chipsets in Asia. Sales in our Multicard U.S. business unit remained stable in the first nine months of 2011 and reflected continued demand for identity management solutions from the education and healthcare markets, as well as local and state governments. U.S. revenue in our Transponder business remained fairly constant in the first nine months of 2011 compared with the same period last year.

Sales in Europe and the Middle East. Sales in Europe and the Middle East accounted for 41% of revenue in the first nine months of 2011 and increased 91% compared with the first nine months of 2010. The main drivers of this increase were sales of RFID contactless smart card readers related to the German electronic national ID program; sales of eHealth terminals for the German electronic healthcard program; increased sales of core RFID components in our Transponder division; and in the third quarter, incremental revenue from our acquired polyright business. During 2010, SCM and Multicard were each selected to supply secure card readers for the German government’s implementation of a new electronic citizen ID card, and received customer orders that are to be fulfilled over several quarters. Our German Multicard business was selected by Germany’s Federal Ministry of the Interior to act as project manager for the distribution of several hundred thousand German electronic ID readers, along with application software and related services. During the first nine months of 2011, shipments for the German electronic ID program accounted for approximately $6.2 million of revenue for SCM and Multicard. To date, SCM and Multicard have fulfilled approximately 91% of the total original orders received, which has generated approximately $12.1 million in aggregated revenue from the program. Shipments to fulfill remaining original orders are expected to continue through the fourth quarter of 2011. In our European Transponder division, sales demand has continued to grow in each of the last several quarters, driven by demand for RFID inlays and other products for a variety of consumer ID applications, including ticketing for transit systems, ski resorts and theme parks, secure tracking for libraries, and various applications using near field communication (NFC) technology.

Sales in Asia/Pacific. Sales in the Asia/Pacific region accounted for 14% of revenue in the first nine months of 2011 and increased 90% compared with the first nine months of 2010. The increase was primarily the result of incremental revenue from the acquired Smartag business, as well as increased demand for Multicard identity management solutions in Australia. Through our SCM business, we sell reader chipsets to keyboard manufacturers in China whose final computer products are used by U.S. government agencies, and this business is subject to significant variability. Sales of our SCM smart card reader products in the Asia/Pacific region decreased by approximately one-fourth in the 2011 period compared with the prior year primarily as a result of variability in the timing of orders for embedded reader technology. During the same period, our business in Japan has continued to be steady and our Asian customer base outside the government market has expanded during 2011 into additional countries including Singapore, Thailand and Malaysia, and into additional markets, such as telecommunications and corporate enterprise.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as access control, mobile payment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a slightly stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch physical access control systems are subject to U.S. government budget cycles and are generally highest in the third quarter of each year. Sales of our SCM smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first half and highest sales in the second half of each year. In our U.S. Multicard business unit, demand is affected by local and state government budget cycles as well as educational calendars, and therefore is typically strongest in the second half of the year. In general, sales of our global Transponder products also are marginally stronger in the second half of the year.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 14% in the first nine months of 2011 compared with the first nine months of 2010, primarily as a result of the inclusion of additional expenses from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses, which also reflect strategic investment in market areas that we feel hold significant opportunity for Identive.

Over the past several quarters, we have invested in new products and additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch business unit, we continue to invest to develop Hirsch’s next generation product offering of software, controllers and other products. In our idOnDemand business unit, we are investing in trusted identity Software as a Service (“SaaS”) solutions and capabilities for “cloud based” credential issuance and management. In our SCM business unit, our research and development activities are focused on the development of new contactless readers, tokens and modules and on extending our contactless platforms, in particular to address the growing demand for NFC-enabled devices. In our Transponder division, we continue to invest in enhancing and broadening our inlay designs and technology in the areas of NFC, payment, tag on metal, document management, and library and pharmaceutical applications, and we have a number of new patent applications in process. In our Multicard business unit we continue to make investments to enhance our cashless payment, smart city and ID software systems. We attempt to balance these investments with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Additionally, we continue to work to further reduce our ongoing expenses.

Results of Operations

The comparability of our operating results in the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010 is impacted by our acquisitions of RockWest (now Multicard U.S.) on April 14, 2010, Smartag on November 19, 2010, idOnDemand on May 2, 2011 and polyright on July 18, 2011. Results of the Multicard U.S., Smartag, idOnDemand and polyright businesses have been included since their respective acquisition dates.

Revenue

Summary information by business segment for the three and nine months ended September 30, 2011 and 2010 is shown below:

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)	2011	2010		2011	2010
Identity Management:
Revenue	$15,148	$12,231	24%	$42,248	$33,572	26%
% of total revenue	57%	60%		56%	59%
Gross profit	6,816	6,174		18,971	17,451
Gross profit %	45%	50%		45%	52%
ID Products:
Revenue	$11,604	$8,280	40%	$32,536	$23,463	39%
% of total revenue	43%	40%		44%	41%
Gross profit	5,014	2,774		12,453	8,078
Gross profit %	43%	34%		38%	34%

Total:
Revenue	$26,752	$20,511	30%	$74,784	$57,035	31%
Gross profit	$11,830	$8,948		$31,424	$25,529
Gross profit %	44%	44%		42%	45%

Total revenue for the third quarter of 2011 was $26.8 million, up 30% compared to $20.5 million for the third quarter of 2010. For the first nine months of 2011, revenue was $74.8 million, up 31% compared to $57.0 million for the first nine months of 2010. The increase in both the third quarter and the first nine months of 2011 resulted from higher sales in both our Identity Management and ID Products segments. Organic growth accounted for approximately 15% of the sales increase in the third quarter and 17% in the first nine months of 2011, while incremental revenue from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses totaled $3.2 million and $8.1 million in the third quarter and first nine months of 2011, respectively.

Identity Management Segment Revenue. In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management segment includes the results of Hirsch, Multicard, idOnDemand and polyright. These businesses specialize in the design, supply and management of highly secure integrated systems and software solutions to enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, commercial and enterprise markets and encompass vertical market segments including healthcare, finance, industrial, retail and critical infrastructure.

Revenue in our Identity Management segment was $15.1 million in the third quarter of 2011, accounting for 57% of total revenue and up 24% from $12.2 million in the third quarter of 2010. For the first nine months of 2011, Identity Management revenue was $42.2 million, accounting for 56% of total revenue and up 26% from $33.6 million in the first nine months of 2010. Higher revenue in both periods primarily was the result of significantly higher sales from our worldwide Multicard business unit, including strong sales from Multicard Germany as a result of its selection as a distributor of secure card readers for the German electronic ID program. Sales activity from Multicard Australia was also significantly higher in the 2011 periods, resulting from increased volume with a government identity management program and the initial deployment of a cashless payment card solution for a large fuel retailer. Higher Multicard sales were partially offset by lower sales from our Hirsch business unit, primarily as a result of deferrals of projects and budgeted spending in the U.S. government sector. Polyright accounted for $1.4 million of revenue in the third quarter and first nine months of 2011. Revenue from idOnDemand was nominal in both the third quarter and the first nine months of 2011, as this business is still in the early “start up” phase of sales development. Organic growth accounted for 11% sales increase in the Identity Management segment in the third quarter and for 15% of growth in the first nine months of 2011.

ID Products Segment Revenue. In our ID Products segment we focus on the design and manufacture of both standard and highly specialized RFID products and components that help identify people, animals and objects in a multitude of applications and markets. Products and components in our ID Products segment include semiconductors, cards, tags, inlays, readers and terminals that are used by original equipment manufacturers, systems integrators and end users to deliver identity based systems and solutions. Our ID Products segment includes the results of SCM Microsystems, Syscan and our Transponder division.

Sales in our ID Products segment were $11.6 million in the third quarter of 2011, accounting for 43% of revenue and up 40% from sales of $8.3 million in the third quarter of 2010. For the first nine months of 2011, ID Products sales were $32.5 million, accounting for 44% of revenue and up 39% from $23.5 million for the first nine months of 2010. Higher revenue in both periods was driven by a combination of organic growth, which accounted for 21% and 20% of the sales increase in the third quarter and first nine months of 2011, respectively; and incremental revenue from the acquired Smartag business. Sales of our Transponder products were driven by demand for a variety of applications, in particular transit, theme park and ski ticketing. While still small as a proportion of our overall revenues, sales of near field communication, or NFC, tags are among our fastest growing. Reported sales in the SCM business unit were up 36% in the third quarter and 15% in the first nine months of 2011 as compared with the same periods of the prior year, reflecting continued sales of eHealth terminals for the German electronic health card program, strong demand for employee ID, government and corporate programs in Europe and steady demand from a variety of markets in Asia, partially offset by lower demand for PC/network access applications from the U.S. government market and for embedded reader technology in China. Not reflected in the reported figures for SCM were sales of intercompany shipments of secure card readers to Multicard Germany for the German electronic ID program, which totaled approximately $1.4 million in the third quarter and $5.1 million in the first nine months of 2011.

Gross Profit

Gross profit for the third quarter of 2011 was $11.8 million, or 44% of revenue, compared to $8.9 million, or 44% of revenue in the third quarter of 2010. For the first nine months of 2011, gross profit was $31.4 million, or 42% of revenue, compared to $25.5 million, or 45% of revenue for the first nine months of 2010.

By segment, gross profit margin for our Identity Management segment was 45% in the third quarter of 2011, compared to 50% in the third quarter of 2010. For the first nine months of 2011, Identity Management gross profit margin was 45%, compared to 52% for the first nine months of 2010. Gross profit margin in our Identity Management segment in the third quarter and first nine months of 2011 was somewhat affected by an unfavorable, lower margin product mix in our Multicard Germany business unit and lower sales in our Hirsch business unit due to project deferrals. However, gross profit margin in the third quarter was positively affected by strong margins from polyright and by improving margins in our Hirsch and Multicard business units.

Gross profit margin for our ID Products segment was 43% for the third quarter of 2011, compared to 34% in the third quarter of 2010. For the first nine months of 2011, ID Products gross profit margin was 38%, compared to 34% for the first nine months of 2010. Gross profit margin in our ID Products segment in the third quarter and first nine months of 2011 was affected by favorable product mix in both our SCM business unit and our Transponder division, as well as better yields on Transponder inlays and other products.

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

Research and Development

	Three months ended September 30,		% change period to	Nine months ended September 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$2,286	$1,035	121%	$4,823	$3,513	37%
Percentage of total revenues	9%	5%		6%	6%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright business units are not included in research and development expenses for 2010. Additionally, only three months of expenses for polyright and five months of expenses for idOnDemand are included in the first nine months of 2011. There were no research and development expenses in the acquired Multicard U.S. business unit in any of the periods presented.

Research and development expenses in the third quarter of 2011 were $2.3 million, or 9% of revenue, up 121% from $1.0 million, or 5% of revenue in the third quarter of 2010. For the first nine months of 2011, research and development expenses were $4.8 million, representing 6% of revenue, up 37% from $3.5 million, or 6% of revenue for the first nine months of 2010. The increase in research and development expenses in the 2011 periods was due both to the addition of expenses from the acquired Smartag, idOnDemand and polyright businesses totaling $0.7 million in the third quarter and $1.1 million in the first nine months of 2011, as well as to increased investment levels in new product development at idOnDemand, in our SCM business unit.

We expect our research and development expenses to vary based on future project demands and the markets we target.

Selling and Marketing

	Three months ended September 30,		% change period to	Nine months ended September 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$6,198	$4,823	29%	$17,432	$14,877	17%
Percentage of total revenues	23%	24%		23%	26%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright business units are not included in sales and marketing expenses for 2010 and only six months of expenses for Multicard U.S. are included for 2010. Additionally, only three months of expenses for polyright and five months of expenses for idOnDemand are included in the first nine months of 2011.

Selling and marketing expenses were $6.2 million in the third quarter of 2011, or 23% of revenue, up 29% from $4.8 million in the third quarter of 2010, which represented 24% of revenue. For the first nine months of 2011, sales and marketing expenses were $17.4 million, representing 23% of revenue, up 17% from $14.9 million, or 26% of revenue for the first nine months of 2010. The sales and marketing expenses in the 2011 periods primarily reflect additional expenses from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses, which totaled $0.9 million in the third quarter and $1.7 million in the first nine months of 2011. Excluding the impact of these additional expenses, sales and marketing expenses were 10% higher and 5% higher in the third quarter of 2011 and the first nine months of 2011, respectively as compared with the same periods of 2010. Higher sales and marketing expenses primarily resulted from investments in additional resources and programs to address existing and new market opportunities.

General and Administrative

	Three months ended September 30,		% change period to	Nine months ended September 30,		% change period to
(In thousands)	2011	2010	period	2011	2010	period
Expenses	$6,372	$5,341	19%	$17,212	$16,201	6%
Percentage of total revenues	24%	26%		23%	28%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright business units are not included in general and administrative expenses for 2010 and only six months of expenses for Multicard U.S. are included for 2010. Additionally, only three months of expenses for polyright and five months of expenses for idOnDemand are included in the first nine months of 2011.

In the third quarter of 2011, general and administrative expenses were $6.4 million, or 24% of revenue, up 19% from $5.3 million, or 26% of revenue in the third quarter of 2010. For the first nine months of 2011, general and administrative expenses were $17.2 million, representing 23% of revenue, up 6% from $16.2 million, or 28% of revenue for the first nine months of 2010. The increase in general and administrative expenses in the 2011 periods was the result of the addition of expenses from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses, which totaled $1.0 million in the third quarter and $1.8 million in the first nine months of 2011. Also included in the first nine months of 2011 were $0.2 million of transaction expenses related to the acquisition of idOnDemand. Included in general and administrative expenses for the third quarter and first nine months of 2010 were approximately $0.3 million and $1.3 million, respectively, of transaction expenses related to previous acquisitions. Excluding the impact of the additional expenses from acquisitions and transaction costs, general and administration expenses were 8% higher and 2% higher in the third quarter of 2011 and first nine months of 2011, respectively as compared with the same periods of 2010, due to transition and integration costs of acquired businesses.

Restructuring

We recorded restructuring costs of $0.3 million in the first nine months of 2010 related to the closure and consolidation of facilities as well as headcount reductions associated with consolidation under the cost reduction program initiated in the first quarter of 2010.

Other Income, Net

We recorded other income, net of $25,000 and $0.3 million in the third quarter and first nine months of 2011, respectively. Other income in the first nine months of 2011 mainly includes a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net of $0.2 million and $0.8 million in the third quarter and first nine months of 2011, respectively, and interest expense of $0.2 million and $0.7 million in the third quarter and first nine months of 2010, respectively, consists of interest accretion expense for a liability to related party in the Hirsch business unit and interest paid on a debt note, mortgage loan and bank line of credit, offset by interest earned on invested cash during the respective periods.

Foreign Currency Gains (Losses), Net

We recorded foreign currency losses of $(0.6) million and $(0.4) million in the third quarter and first nine months of 2011, respectively. We recorded a foreign currency gain of $0.4 million in the third quarter of 2010 and foreign currency loss of $(0.2) million in the first nine months of 2010. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro and Swiss franc. Accordingly, they are predominantly non-cash items.

Income Taxes

During the third quarter and first nine months of 2011, we recorded a net provision for income taxes of $0.1 million and a net benefit for income taxes of $1.6 million, respectively, which resulted primarily from accounting treatment following the acquisition of idOnDemand. In connection with the acquisition of idOnDemand, we recorded deferred tax liabilities of $1.5 million, which were netted against the Company’s existing deferred tax assets. As a result the Company released valuation allowance of $1.5 million in the second quarter of 2011. This tax benefit was offset by estimated tax expense of $0.2 million on deemed income upon an intra-group sale of one of the Company’s subsidiaries, as the sales price was less than the fair market value of the subsidiary.

During the third quarter and first nine months of 2010, we recorded a net provision for income taxes of $39,000 and a net benefit for income taxes of $0.9 million, respectively. The income taxes recorded in the nine months period primarily resulted from accounting treatment following the acquisition of RockWest (now Multicard US), under which deferred tax liabilities of $0.6 million were netted against the Company’s existing deferred tax assets, and a $0.6 million release of the Company’s valuation allowance was recorded in the second quarter of 2010.

Liquidity and Capital Resources

As of the nine months ended September 30, 2011, our working capital, which we have defined as current assets less current liabilities, was approximately $19.4 million, compared to approximately $9.3 million as of December 31, 2010, an increase of approximately $10.1 million. The increase in working capital for the first nine months of 2011 reflects a $6.9 million increase in cash and cash equivalents, a $1.1 million increase in income taxes receivable and other current assets, an aggregate $5.3 million decrease in accounts payable, mortgage loan and line of credit, debt note and accrued expenses, offset by an aggregate $2.2 million increase in accrued compensation and related benefits, deferred revenue, income taxes payable and liabilities to related parties and a $1.0 million decrease of accounts receivable and inventories.

Cash and cash equivalents were $17.7 million as of September 30, 2011, an increase of approximately $6.9 million compared to $10.8 million as of December 31, 2010 as a result of the addition of approximately $18.2 million in proceeds from our common stock offering, approximately $1.1 million in proceeds from the exercise of common stock warrants and stock options, partly offset by approximately $5.2 million used for the acquisitions of idOnDemand and polyright, approximately $0.9 million used for capital expenditures primarily related to adding Transponder manufacturing capacity, a total of approximately $1.5 million for payments on a debt note, mortgage loan and bank line of credit, and approximately $4.8 million used for acquisition, transition and integration costs, and to fund working capital.

The following summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash used in operating activities from continuing operations	$(5,529)	$(4,753)
Cash used in operating activies from discontinued operations	—	(778)
Cash (used in) provided by investing activities	(6,051)	5,258
Cash provided by financing activities	17,881	1,844
Effect of exchange rate changes on cash and cash equivalents	620	(236)

Increase (decrease) in cash and cash equivalents	6,921	1,335
Cash and cash equivalents at beginning of period	10,799	4,836

Cash and cash equivalents at end of period	$17,720	$6,171

Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases, liability to a related party, a debt note, a mortgage bank loan, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.5 million, the mortgage bank loan was approximately $0.9 million, the debt note was approximately $1.5 million, liability to related party was approximately $8.5 million and inventory and other and purchase commitments were approximately $10.1 million at September 30, 2011. Total commitments due for the remainder of fiscal 2011 were approximately $8.9 million and commitments due thereafter were approximately $6.6 million at September 30, 2011.

The cash used in investing activities primarily reflects cash payment of approximately $5.2 million for the acquisition of idOnDemand and polyright and approximately $0.9 million spent for capital expenditures.

Cash provided by financing activities primarily reflects $18.2 million in net proceeds from our common stock offering, approximately $1.1 million in proceeds from the exercise of common stock warrants and stock options, and $1.5 million paid on a debt note, mortgage loan and net cash paid on bank line of credit.

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

During the three and nine months ended September 30, 2011, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, except the following due to newly adopted accounting pronouncements and changes in our business strategy:

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

Certain sales of our hardware products are bundled with our software products. In such arrangements, both the software and hardware products are delivered simultaneously. We account for software sales in accordance with ASC Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), whereby the revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met. All proprietary application software sold by the Company is not essential to the functionality of the security hardware. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from ASC 985-605 and are accounted for in accordance with ASU 2009-13. Revenue from such bundled arrangements is generally recognized upon delivery of the hardware products, assuming all other basic revenue recognition criteria are met, as both the hardware and software products are simultaneously delivered elements and no undelivered elements exist. Certain sales of our hardware products are bundled with our installation services and maintenance contracts. For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. In such bundled arrangements, the revenue from hardware products is generally recognized upon delivery, assuming all other basic revenue recognition criteria are met. The revenue from installation contracts is recognized upon completion of such services which happens within a short period after the delivery of hardware products and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts.

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

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or our best estimated selling price (“ESP”) if neither VSOE nor TPE are available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. Some of our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we typically are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

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

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to January 1, 2011, our reporting units were the Hirsch and Multicard businesses in the Identity Management reporting segment, and the SCM, Tagstar (including Smartag), ACiG and Syscan businesses in the ID Products reporting segment. Following the acquisition of Smartag, we began to reallocate its internal resources to our existing reporting units. During the first quarter of 2011, we implemented a new management structure to unify our sourcing, production and sales activities for our RFID components business. As a result, we combined the TagStar (including Smartag) and ACiG reporting units into a new reporting unit called “Transponders” and, in accordance with ASC 350-20-35-45, the goodwill assigned to the ACiG reporting unit is now reassigned to the Transponder reporting unit. As discussed in Note 3 above, we recorded goodwill of $7.8 million in connection with our acquisition of idOnDemand and $2.7 million in connection with our acquisition of polyright during the nine months ended September 30, 2011 and we are in the process of assigning the reporting unit for this goodwill amount. The recorded goodwill in connection with the acquisition of polyright is designated in currency other than United States Dollars and is valued at $2.4 million as of September 30, 2011 for the change in foreign exchange rates from the acquisition date. As of September 30, 2011, of the total goodwill of $48.8 million (excluding goodwill recorded in connection with idOnDemand and polyright acquisitions), $21.9 million was allocated to the Hirsch reporting unit, $17.1 million to Multicard, $1.3 million to SCM, $7.1 million to Transponders, $1.4 million to the Syscan reporting unit.

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

There has been no significant change in our exposure to market risk during the three months ended September 30, 2011. For discussion of the Company’s exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of the end of the fiscal quarter ended September 30, 2011, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, revise and improve the effectiveness of our internal controls. There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, during the three months ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

IDENTIVE GROUP, INC.

November 10, 2011	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

November 10, 2011	By:	/s/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.