Form 10-K
period 2011-12-31
IDENTIVE GROUP, INC.
filed 2012-03-29
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $99,041,243.

At March 26, 2012, the registrant had outstanding 59,107,945 shares of Common Stock, excluding 618,400 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identive Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

Identive Group and the Identive logo are trademarks of Identive Group, Inc. Other product and brand names not belonging to Identive that appear in this document are trademarks or registered trademarks of their respective owners.

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

Overview of the Company

Identive Group, Inc. (“Identive,” the “Company,” “we” and “us”) provides secure identification (“Secure ID”) solutions that combine the convenience of radio frequency identification (“RFID”) with the security of smart card technology to enable people to easily and securely interact with and manage digital devices, systems and data. Our offerings include hardware products, software, integrated systems and services to address the global markets for credential management, physical and logical/cyber access control, integrated ID solutions and a host of NFC and RFID-enabled applications for customers in the government, enterprise, consumer, education, healthcare and transportation sectors. Our business model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

•

In our Identity Management segment we design, supply and manage solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined policies. Our Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance convenience and speed for users while supporting greater security and compliance to regulatory requirements. We sell our Identity Management solutions under our Hirsch Identive, idOnDemand and Multicard brands, as well as additional country or market specific brands. Our Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including healthcare, banking, industrial, retail and critical infrastructure.

•

In our ID Products segment we design and manufacture both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The ID Products segment includes the results of our ID Infrastructure and Transponder business units. Through our ID Infrastructure business unit, we design and manufacture readers and terminals based on both contact and contactless smart card technology, as well as related software components. Through our Transponder business unit, we design and manufacture RFID inlays as well as inlay-based RFID tags, labels, stickers and cards. Our ID Infrastructure and Transponder products are primarily sold under the Identive brand.

Sales from our Identity Management segment accounted for approximately 55% of our total revenue in 2011, 56% of our total revenue in 2010 and 42% of our total revenue in 2009. Sales from our ID Products segment accounted for approximately 45% of our total revenue in 2011, 44% of our total revenue in 2010 and 58% of our total revenue in 2009. Additional information about our results for the last three years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. See Note 12 of Notes to Consolidated Financial Statements in Item 8 below for further details about revenue and assets by region.

Our corporate headquarters are located in Santa Ana, California and our European and operational headquarters are located in Ismaning, Germany. The Company’s books and records and financial reporting process is performed in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, the Netherlands, Singapore, Switzerland and the U.S. for individual business unit operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Industry Background

We operate in the market for secure identification, or Secure ID solutions, which utilize both RFID and/or smart card technologies to produce, manage and work with electronic identity credentials that help people and companies manage access to data and resources as well as protect people and assets. Electronic identity credentials most commonly take the form of cards or tokens and also are beginning to be embedded within mobile phones. Common card-type credentials include smart chip-based cards, building or network access cards, drivers’ licenses, national IDs, employee IDs and student IDs. In addition to identifying the holder, electronic credentials are used to authorize the granting of rights and privileges, for example to gain access to a building or network, to use funds from a merchant, bank wallet or bank account, or to access information or services, such as tax records or healthcare data and equipment.

Electronic identity credentials require a corresponding infrastructure of readers, software and systems with which to interact and process the data they hold. This infrastructure includes various types of identity or access cards and tokens, readers, as well as software- and hardware-based systems such as those that control physical and network access or those that process payment transactions. In addition, because each electronic identity credential is used to identify a specific individual or object, or to grant privileges based on specific criteria, it is critical that the credentials are issued and managed in a secure and systematic manner. This often involves compliance with various specifications and standards of issuing organizations such as government agencies or corporations.

Our Strategy

Our mission is to be the world’s signature company in Secure ID, and our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of smart card and RFID technologies and the adoption of NFC, converged access and other trends within the Secure ID market. To accomplish this, our strategy is to provide innovative products, systems and services that address the need for solutions across the Secure ID value chain that are differentiated by being interoperable, easy to integrate and easy to use. Our current organization comprises significant core technology and expertise in key areas of Secure ID, including RFID and smart card technologies and their application in vertical markets including physical access, cybersecurity, credential issuance and management, payment and ID systems integration. Our business model centers on technology-driven organic growth using our existing capabilities, complemented by disciplined acquisitive activity. We pursue investments and acquisitions with a focus on increasing our scale, reinforcing our market position in targeted areas and fully leveraging our strengths and opportunities to enter new markets, as well as driving consolidation in the rapidly growing, yet fragmented markets for identification-based technologies.

We believe the market for Secure ID solutions offers significant opportunities for growth, both in terms of the continued use of core identification technologies and the emergence of newer technologies that are being leveraged for Secure ID applications. We believe the following technologies and trends are among the most important to drive opportunities for our business:

Smart Cards — A smart card is a credit card-sized plastic card with a built-in microcontroller or secure memory chip that allows the card to store large amounts of data, carry out on-card functions such as encryption and mutual authentication, and interact intelligently with a smart card reader. The self-contained processing and memory capabilities of smart cards makes them resistant to attack as they do not need to depend upon potentially vulnerable external resources. Because of this, smart cards are often used in applications that require a high level of security protection and authentication. Traditional “contact” smart cards connect to a reader with direct physical electronic contact while “contactless” smart cards require only close proximity to a reader to connect via a radio frequency interface. In addition to traditional cards, smart card technology is also available in fobs, subscriber identity modules (SIMs) used in GSM mobile phones, and USB-based tokens.

The market research firm Eurosmart reported in November 2011 that more than 6.1 billion smart cards shipped globally in 2011 and forecasts that over 6.9 billion smart cards will ship in 2012, a growth rate of 13%. Major drivers of this growth include an estimated 25% increase in the use of contactless smart cards for national ID, eGovernment and electronic health card programs. Second, there is a trend towards the use of multi-application contactless cards that combine two or more of identity, payment, social benefits and transport services on a single card. Third, there is a movement towards embedding smart card elements within mobile phones to enable these devices to act as secure credentials for a variety of applications, including NFC and cloud computing.

We are a leading global supplier of contact and contactless smart card reader technology for secure authentication, including readers for logical/cyber access, national ID, eGovernment and eHealth applications. Our capabilities also include patent pending processes for manufacturing advanced smart card technology in a card’s inner layers, under our Smartcore™ brand. In addition, we have significant experience in deploying smart card-based systems that leverage multiple applications on a single card, primarily in the higher education market. We believe that the continued growth in demand for smart card technology provides ongoing and new opportunities for our products and services.

RFID — Radio frequency identification, or RFID, is a wireless, short-range communications technology that uses radio waves to automatically identify people or objects. An RFID system consists of a reader and a transponder, or tag, which includes an integrated circuit (IC) or chip containing the information to be transmitted, and an antenna for receiving and transmitting the signal, both of which are affixed to a thin substrate called an inlay. Primarily because of the convenience it offers users, RFID is rapidly emerging as the replacement for traditional identification devices, such as those utilizing simple barcodes and smart cards requiring direct contact with a reader. IDTechEx estimates the value of the overall RFID market in 2011 to be $5.84 billion, up from $5.63 billion in 2010. Applications for which RFID is increasingly being used include mobile payment and banking, student and government IDs, physical and network access control, mass transit, event ticketing and library media tracking.

We have significant expertise in the design and production of RFID technology as well as a deep understanding of the security needs inherent in application areas that are increasingly using RFID, such as government ID and access control. Building on a robust foundation of patented technologies, we specialize in combining and connecting integrated circuit chips from external suppliers with our own antenna designs to produce RFID inlays that can withstand the physical and environmental stresses in the applications in which the products are used. We also offer significant versatility in converting our inlays into finished RFID tags, labels and cards to address a range of applications, including asset tracking, transit and event ticketing, access control, secure mobile payment and animal identification. In addition to RFID inlays and tags we also supply RFID readers for a variety of applications. We believe we are very well positioned to address the growing demand for RFID technology with our technology base, expertise in design and manufacturing and knowledge of the Secure ID applications market.

NFC — An important development in the market for Secure ID is the expected rapid growth of a specific type of RFID technology known as near field communications, or NFC. NFC is an emerging standard for short-range connectivity that enables secure interactions between mobile devices, such as smartphones, and other devices, including NFC tags, readers or point-of-sale terminals. The adoption of NFC is still in an early stage, but the broad availability of NFC-enabled smartphones and the corresponding deployment of an NFC infrastructure and applications are expected to result in significant growth in NFC products and applications over the next several years. Applications for which NFC is expected to be widely used include mobile payment, access control, ticketing, advertising and data sharing, as well as many others. To address the expected growth of NFC, during 2011 we formed a dedicated Mobility & NFC Solutions group that is focused on coordinating Identive’s NFC strategy and activities.

In 2011, only 5% of new mobile phones were NFC-enabled, but it is estimated that this number will rise to approximately 46% by 2016, according to a February 2012 report from the research firm MarketsandMarkets. The firm further predicts that the NFC applications market will grow from $7.7 billion in 2011 to $34.5 billion by 2016, at an estimated compound annual growth rate of 35%, with mobile payments, ticketing and access control among the most attractive applications. While NFC makes it possible for people to use their smartphones to purchase items or services in the same way they would use a credit or debit card, the availability of such systems is expected to expand well beyond the large “open-loop” payment networks such as Visa and Mastercard. Indeed, we believe there will be a widespread and relatively rapid adoption of NFC for “closed loop” payment transactions, in which a financial institution or an individual merchant issues limited-purpose, private-label payment cards to its customers for use only with a particular merchant or service provider.

We have experience and know-how in developing and providing both prepaid (stored value) and credit-based closed-loop NFC payment solutions, and have deployed such systems for retailers, fuel companies and stadium operators. We also have extensive experience in deploying our own software-based payment solutions, including Cashless Betalen™, which we developed to enable a secure digital wallet program for the Dutch financial institution, Rabobank, and polypurse™, which is a multi-function credential management and cashless payment platform for the Swiss education market.

Outside payment, we believe that there is also a significant opportunity for NFC-enabled ticketing, advertising and access control. For example, in a February 2012 report Juniper Research predicts that one in eight (13%) of North American and western European mobile users will use their NFC-enabled mobile phones as a metro rail or bus ticket by 2016, compared with less than 1% today. Moreover, worldwide mobile ticketing transactions are set to quadruple to 23 billion and NFC-based tickets to represent 50% of all mobile ticket revenue by 2016. We believe our strength in both RFID and smart card technologies, our payment capabilities and our company-wide focus on NFC put us in a strong position to take advantage of the emerging opportunities for NFC technology in the Secure ID market.

Converged Access — Within the Secure ID market, there is a pronounced trend towards the integration, or convergence of systems that provide physical access to buildings and logical access to PCs, IT/cyber networks or electronic log-on systems. Traditionally, organizations have had disparate systems and policies for physical and logical access. This often caused gaps in security as breaches can occur due to the inability of the different systems to communicate. Increasingly, physical and logical access control systems are now being combined into a single system, which enables an organization to provide integrated, policy-based logical and physical access as well as network provisioning throughout a user’s lifecycle. Converged access is particularly relevant in the U.S. Government market, as Homeland Security Presidential Directive (“HSPD”)-12 and Federal Information Processing Standards (“FIPS”) 201 mandate that personal identification verification cards utilizing secure contactless interface technologies be issued to all personnel, across federal agencies, both to provide secure authentication of employees and to provide secure access to both facilities and computer networks. The goal behind these mandates is to increase the security of personnel and assets through the use of converged access control systems.

We are a leading provider of logical access readers and of physical access control and integrated, identity-based security systems, and our Velocity™ software is one of the most highly regarded security and access management platforms in the market. We have been a trusted supplier of both physical and logical access solutions to the U.S. Government for many years and have been deeply involved in the development of new standards designed to address the convergence of physical and logical access systems. To further strengthen our ability to address the need for converged systems, in early 2012 we formed a dedicated Converged Access group within our ID Infrastructure business unit that is focused on developing a new range of converged readers and secure credentials that work across a large number of different proprietary and standards-based technologies. These new offerings will build and expand on innovative technology that was developed by our idOnDemand business unit as part of their Software as a Service (“SaaS”)-based credential management offering, as well as on our strength in network access smart card reader technology. We are also expanding our capabilities to produce secure identity credentials. We believe we are well positioned to benefit from the trend towards convergence as the federal government, state and local agencies as well as corporate organizations invest in the migration towards new integrated systems based on the federal identity credential guidelines.

To strengthen and expand our capabilities in the Secure ID market, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. During the last two years, we have acquired the following companies:

•	On January 4, 2010, we acquired Bluehill ID, a publicly-held RFID technology and ID solutions company based in Switzerland.

•	On April 14, 2010, we acquired RockWest Technology Group LLC (now doing business as Multicard U.S.), a privately-held provider of identification and security solutions based in Denver, Colorado.

•	On November 19, 2010 we acquired Smartag, a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) RFID inlays and inlay-based solutions.

•

On May 2, 2011, we acquired approximately 95.8% of the outstanding shares of idOnDemand, a privately-held provider of cloud-based credential management solutions based in Pleasanton, California. We acquired the remaining shares of idOnDemand in January 2012.

•

On July 18, 2011, we acquired polyright SA, a privately-held provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry, based in Switzerland.

•

On January 30, 2012, we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues.

We believe our robust technology portfolio and our significant capabilities in the areas of physical and logical access, credential issuance and management, ID systems integration and RFID and NFC applications position us to become the signature company in Secure ID.

Our Offerings and Brands

Currently, we address the market for Secure ID solutions with the following products, systems and services:

Transponder products — Our Transponder products include RFID inlays and inlay-based cards, labels, tags and stickers, including NFC inlays and tags and other radio frequency (“RF”) and IC components. We manufacture our Transponder products at state of the art facilities in Sauerlach, Germany and Singapore, and we market and sell our Transponder products from these facilities as well as from operations in the U.S. and Canada. Our inlays and converted inlay products are used in a diverse range of applications, including transport and event ticketing, asset tracking, secure mobile payments and NFC-based applications. The majority of our Transponder products are currently sold as RFID inlays under the Identive brand, although previously these were sold under multiple brands, including TagStar and Smartag. We sell our converted inlay products, such as tags and labels, under our Smartag brand and we sell specialty inlays for card manufacturing under our Smartcore brand. (www.identive-transponders.com)

ID Infrastructure products — Our ID Infrastructure products include a broad range of contact, contactless and mobile smart card readers and terminals as well as digital identity and transaction platforms that are utilized around the world to enable logical and physical access, security and identification applications, transaction systems, and eHealth- and eGovernment programs. Our ID infrastructure products are designed at our research and development center in India and manufacturing is outsourced. We serve our global ID Infrastructure customer base from operational headquarters in Germany and sales offices in the U.S., Tokyo, and Hong Kong. The majority of our ID Infrastructure products are currently sold under the Identive brand, although previously these were sold primarily under the SCM Microsystems brand and to a lesser extent under the Arygon brand. We also offer a range of smart card-based security, productivity and time recording solutions for small and medium-size businesses under our retail CHIPDRIVE® brand. (www.identive-infrastructure.com)

Integrated ID solutions — Under our Multicard brand, we offer customized integration services that enable a diverse range of ID applications, including credential issuance and personalization, “smart city” and e-Government service provisioning, multi-application campus ID solutions and cashless payments. Through our local operations in Australia, Germany, the Netherlands, Switzerland and the U.S., we work with customers in the government, education, healthcare, corporate, financial and retail markets to design, build, install and support integrated ID solutions. (www.multicard.com)

Identity as a Service — Under our idOnDemand brand, we market and sell cloud-based credential management services that allow organizations to quickly, easily and cost effectively grant trusted access for employees, customers and partners to information and assets such as IT systems, remote access, data encryption, secure email, building access and mobile authentication. We deliver our credential management solutions using standards-based technology and a Software as a Service, or SaaS, model. (www.idondemand.com)

Integrated physical access and identity-based security systems — We market and sell enterprise-class physical access control and integrated identity-based security systems under our Hirsch Identive brand. Our Hirsch Identive security systems integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards and biometrics in order to successfully secure facilities, digital assets and electronic transactions. We design and support our Hirsch Identive systems from our facility in Santa Ana, California. (http://hirsch-identive.com)

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, commercial banking, consumer, education, healthcare and transportation. A significant amount of our revenue comes from various entities of the U.S. federal government sector. The majority of our federal government sales are made through our indirect sales network or priced using published General Service Administration schedules and we do not believe that we are subject to any material risk of renegotiation or termination at the election of these government entities. Sales to our top ten customers accounted for approximately 25% of total revenue in 2011, 24% of total revenue in 2010 and 42% of total revenue in 2009. No customer accounted for more than 10% of the Company’s total revenue in 2011, 2010 or 2009.

Sales and Marketing

For the most part, each of the business units within Identive conducts its own sales and marketing activities in the markets in which it competes, utilizing its own sales and marketing organization to solicit prospective channel partners and/or end customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. Increasingly, we are working to leverage our sales and marketing support resources and programs across our business units in order to maximize our efforts and coordinate our efforts in our target markets. The majority of our Transponder and ID Infrastructure products are currently sold under the Identive brand, utilizing indirect sales channels including dealers, systems integrators, value added resellers, resellers and Internet sales. We sell our physical access control and integrated security and identity systems under our Hirsch Identive brand directly to end users, with fulfillment of the order primarily provided through a channel of local systems integrator partners. We sell and deliver our integrated ID solutions under our Multicard brand primarily through a direct sales effort. We sell our cloud-based credential management solutions under our idOnDemand brand, primarily utilizing a direct selling model. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs.

Competition

The market for secure identification products, systems and solutions is competitive and characterized by rapidly changing technology, as well as fragmentation of solutions providers. We believe that competition in this market is likely to intensify as a result of an ongoing increase in demand for RFID technology, integrated access control systems, credential issuance and management, cashless payment solutions and other identification-based solutions.

We face a range of competition for our products, systems and solutions. In our ID Products segment, competition for our smart card readers and reader technology primarily comes from a few companies, including Gemalto NV and HID Global (a division of ASSA ABLOY AB), as well as from a number of smaller suppliers in Asia. Competition for our RFID inlays and inlay-based products comes from a small number of organizations that understand the specialized processes and have the capital equipment required to serve the transponder market. Competitors in this market include SMARTRAC NV, which in the last few years has acquired former competitors UPM RFID and KSW Microtec, as well as a number of inlay conversion companies in Asia. In the market for NFC tags, readers and other solutions, we face competition from traditional smart card reader and RFID technology providers, including Gemalto and ASSA ABLOY for NFC readers, and SMARTRAC and other inlay converters for NFC tags.

In our Identity Management segment, enterprise-class physical access control and integrated security and identity systems are available from numerous suppliers. In this market we primarily compete with AMAG Technology (a division of G4S plc), Lenel Systems International (a division of United Technologies Corp.), Software House (a division of Tyco International Ltd.) and Honeywell International Inc. In the market for ID systems integration and credential issuance, we compete primarily with system integrators that focus on providing card-based identity systems. These integrators vary by market and geography and include large international firms as well as local suppliers focused on serving specific countries or regions. Competition for our credential management systems includes HID Global in the physical access sector, but in the logical access sector centers around whether or not the customer chooses to deploy a traditional in-house system assisted by vendors such as ActivIdentity (a division of ASSA ABLOY) and Intercede Group plc, or adopt a cloud-based model, which we have pioneered.

We also experience indirect competition from certain of our customers who currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop security and RFID products based upon approaches similar to or different from those employed by us. In addition, the market for security and RFID products may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products, systems and solutions include:

•	the extent to which products and systems must support evolving industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product interoperability is required within industry segments;

•	technical features;

•	the ability of suppliers to effectively integrate multiple products and systems in order to address customer requirements including full system capabilities, cost of ownership and ease of use;

•	quality and reliability;

•	the ability of suppliers to quickly develop new products and integrated solutions quickly to satisfy new market and customer requirements;

•	ease of use;

•	strength of sales and distribution channels; and

•	price and total cost of system ownership.

While we believe that we compete favorably within our market environment, we may not be able to continue to successfully compete due to a variety of factors, as further discussed in “Risk Factors.”

Seasonality

In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch Identive security systems are subject to U.S. Government budget cycles and are generally highest in the third quarter of each year. Sales of our ID Infrastructure smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our global Multicard business, a variety of local market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. In general, sales of our global Transponder products also are marginally stronger in the second half of the year.

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

Research and Development

We have made substantial investments in research and development (“R&D”), particularly in the areas of NFC products and software systems for payment and credential management applications, including our SaaS-based Identity as a Service offering, RFID inlays and related technology, smart card-based physical and network access devices, and physical access controllers, readers and security management software. We will continue to invest in R&D that advances key areas of our business. To ensure the effective use of R&D resources within each of our product and solutions areas and to facilitate sharing of technologies and expertise across the organization, we have an Executive Vice President of Technology and Product Management that oversees the application of resources. Within each product and solutions area and as needed between these areas, our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products, product enhancements, software and systems to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new offerings that incorporate the latest technological advances.

We focus the bulk of our R&D activities on the development of products and solutions for new and emerging market opportunities. R&D expenses were approximately $7.0 million in 2011, $4.7 million in 2010 and $4.3 million in 2009. The majority of our R&D activities for smart card reader products and technologies occurs in India; the majority of R&D activities for our SaaS, NFC solutions and physical access control systems occurs in California; the majority of R&D activities for our RFID inlays and inlay-based products occurs in Germany and Singapore; and the majority of R&D activities for our card and payment software systems occurs in the Netherlands. During 2011, through our acquisitions of idOnDemand and polyright we added significant software development capabilities in California for SaaS-based credential management and in Switzerland for campus payment and identification systems.

Proprietary Technology and Intellectual Property

Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. Additionally, for Hirsch Identive we utilize Intellectual Property Infringement Abatement Insurance to partially mitigate the risk of infringement of our primary patents. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages.

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

In addition, we have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grow, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, or require us to redesign our products, accept product returns or to write off inventory. Any of these events could have a material effect on our business and operating results.

We are expanding our portfolio of more than 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software system and methods and ideas for our various businesses. In the past year we have added filings in RFID tags, converged access readers and systems, our Smartcore™ card family, and NFC products. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our physical access keypads, controllers and software are manufactured primarily in California, using locally sourced components. The majority of our smart card reader products and components are manufactured in Singapore and China and are certified to the ISO 9001:2000 quality manufacturing standard, and our remaining smart card readers and components are manufactured in Germany and India. Our RFID inlays and inlay-based products are manufactured and assembled by our own internal manufacturing teams in Singapore using locally sourced components and in Sauerlach, Germany using components sourced both locally and in Asia.

To meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, during 2010 we doubled our transponder manufacturing capacity with the addition of new manufacturing equipment and lines in Germany and during 2011 we again nearly doubled existing capacity with the addition of new equipment and lines both in Germany and also at our facility in Singapore, which we acquired in late 2010.

We have implemented formal quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.

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

For the majority of our product manufacturing, we utilize a global sourcing strategy that serve all business solutions areas within the company, which allows us to achieve economies of scale and uniform quality standards for our products, and to support gross margins.

On an ongoing basis, we analyze the need to add alternative sources for both our products and components. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our RFID inlays and contactless smart card readers. Wherever possible, we have added additional sources of supply for components. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components.

Employees

As of December 31, 2011, we had 436 full-time employees, of which 97 were in research and development, 126 were in sales and marketing, 83 were in general and administrative and 130 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Santa Ana, California and European operational headquarters in Ismaning, Germany. We also maintain leased facilities in Australia, Canada, Germany, Hong Kong, India, Japan, the Netherlands, Singapore, Switzerland and the U.S. We consider these properties adequate for our business needs.

Legal Proceedings

From time to time, we could become subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on our financial condition, results of operations or cash flows.

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

Risks of Market Dynamics

Continuing weakness in global economic markets may adversely impact customers and customer spending patterns.

In recent times global economies have been impacted by disruptive financial events, economic uncertainty and most recently concerns about the possible breakup of the Euro Zone. Continuing weakness or uncertainty in global economic markets may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and low consumer confidence. Accordingly, demand for our products could fail to grow or could decrease and differ materially from our current expectations. In addition, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

We are exposed to credit risk on our accounts receivables.

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

Continuing weakness in global markets may adversely impact our suppliers.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components or products from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent for any reason, including a weak economic environment, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, each of which would adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Our markets are highly competitive and technology is rapidly evolving. If we are unable to introduce new products and solutions, we may experience a decrease in sales or lose customers.

The markets for our products are competitive and characterized by rapidly changing technology. Additionally, the demand for higher security environments including rapid certified identity authentication has led to new standards driving the need for new technology solutions. We believe that the principal competitive factors affecting the markets for our products and solutions include:

•	the extent to which products and systems must support evolving industry standards and provide interoperability;

•	the extent to which standards are widely adopted and product and system interoperability is required within industry segments;

•	the extent to which products are differentiated based on technical features, quality and reliability, ease of use, strength of distribution channels and price;

•	the ability of suppliers to quickly develop new products and integrated solutions to satisfy new market and customer requirements;

•	the total cost of ownership including installation, maintenance and expansion capability of systems; and

•	the ability to commercialize custom solutions for common customer requests.

We currently experience competition from a number of companies in each of our target market segments and we believe that competition in our markets is likely to intensify as a result of anticipated increased demand for secure identification products, systems and solutions. We may not be successful in competing against offerings from other companies and could lose business as a result.

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our ID Infrastructure business, we sell our products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our Hirsch Identive business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

We sell our products, systems and services primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, in our Multicard business, our solutions are used in various identity-based programs in Europe, such as cashless payment, “smart city” offerings and, national and regional IDs, which are applications that are not yet widely implemented. We are also focused on sales of products and solutions for the emerging near field communication (NFC) market, which is expected to grow as a result of the availability of NFC-enabled mobile phones. As NFC phones are not yet widely deployed, this market for our products is also still in an early stage. Additionally, we are investing in “cloud-based” solutions, also known as Software as a Service (SaaS), which are also in an early phase of adoption.

Because the markets for our products and solutions are still emerging, demand for our offerings is subject to variability from period to period. There is no assurance that demand will become more predictable as additional identity-based programs, NFC applications or SaaS solutions demonstrate success. If demand for our products and solutions does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our offerings. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our offerings, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

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

•

the ability of financial institutions, corporate enterprises, the U.S. government and other governments to agree on industry specifications and to develop and deploy security applications that will drive demand for products and solutions such as ours;

•	the widespread availability of certain technologies, such as NFC-enabled mobile phones, required to spur demand for our products, such as our NFC tags and readers; and

•	general economic conditions, for example economic uncertainty.

Acquisitions and strategic investments expose us to significant risks.

A component of our ongoing business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. Acquiring and integrating acquired businesses into our business exposes us to certain risks. The combination of companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to finalizing transaction terms and to integrating the diverse business practices and operations of the acquired companies. These processes may divert the attention of our executive officers and management from day-to-day operations and disrupt our business and, if implemented ineffectively, preclude realization of the full benefits expected from the transactions. Failure to meet the challenges involved in successfully integrating another company’s operations with ours or otherwise to realize any of the anticipated benefits of an acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined company and could adversely affect our results of operations. In addition, the integration of acquired companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, may cause dilution of shareholder value, and may cause our stock price to decline.

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

We may not be able to secure additional financing.

We may seek or need to raise additional funds for general corporate and commercial purposes or for acquisitions. Our ability to obtain financing depends on our historical and expected future operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we are unable to secure additional financing when desired, our ability to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash could be limited, and this could adversely impact our financial results.

We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements at least through the end of 2012. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

We may not recognize anticipated benefits from the strategic disposition or divestiture of portions of our business.

Our business strategy may also contemplate divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, all or one or more portions of our business. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third-party claims arising out of such divestiture or disposition. In addition, we may not achieve the expected price in a divestiture transaction. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.

Operational Risks

We have incurred and may in the future incur significant expenses as a result of acquisitions, which reduces the amount of capital available to fund our business.

We have incurred, and in the future may continue to incur, significant expenses related to acquisitions. These expenses include investment banking fees, legal fees, accounting fees, printing and mailing of stockholder materials, integration and other costs, as well as past and possible future outlays of cash. There may also be unanticipated costs related to acquisitions on an ongoing basis, including expenditures on acquisition opportunities that do not result in completed transactions. As a result, the capital available to fund our activities has been and is expected to be further reduced. If we are unsuccessful in securing sufficient sales from established markets or in generating sufficient new revenues from emerging markets, then we would likely continue to require cash to fund our operations. The remaining cash available to us might not be adequate in subsequent years.

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

Our results may fluctuate greatly from quarter to quarter and, as a result, may not be a valid indicator of our future performance.

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of quality components on a timely basis;

•	the absence of significant backlog in our business;

•	our inventory levels and the inventory levels of our customers and indirect sales channels;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell our products and solutions into new geographic or market segments;

•	the sales volume, product configuration and mix of offerings that we sell;

•	technological changes in the markets for our products and solutions;

•	the rate of adoption of industry-wide standards;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.

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

The unpredictable purchase patterns of customers in our ID Products segment impacts our budgeting process and may adversely affect our results if orders are not placed in line with expectations.

In our Identity Management segment, sales tend to be relatively linear (regularly spaced throughout the quarter), as orders are tied to projects with relatively predictable timelines. In our ID Products segment, the largest component of revenue in any given quarter is sales of smart card reader technology. Historically, many of our smart card reader customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. As a result, smart card reader revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. Across both our segments, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important target for our business, as higher security systems employing smart cards, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance.

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

For example, in our Hirsch Identive business, budget and project delays in the deployment of access control systems by U.S. government agencies resulted in an estimated $3.6 million decrease in revenues in 2011 compared with the prior year. As a general trend, U.S. federal agencies continue to be subject to federal security improvement mandates that require the implementation of systems such as ours, but budget and funding constraints will likely continue to impact our sales with certain agencies.

We anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as national identity, eGovernment, eHealth and others applications. We currently supply smart card readers, RFID stickers and credential management solutions for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. However, the timing of government smart card programs is not always certain and delays in program implementation are common. The delay of government projects in any country for any reason could negatively impact our sales.

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

We derive a substantial portion of revenue through the sale of our Hirsch Identive solutions for U.S. government programs that involve competitive bidding and may be subject to significant delay, which may produce volatility in our revenues and earnings.

In our Hirsch Identive business a substantial portion of revenues are related to orders received from government agencies through our indirect channel partners, and to a lesser extent, from direct sales governed by pricing as published in the General Services Administration (“GSA”) schedules. Government orders are frequently awarded only after a formal competitive bidding process, which typically is protracted and dependent upon necessary funds being available to the public agency. We may not be awarded orders for which we bid directly and our dealers may not be successful in their bids that would utilize our offerings. In some cases, unsuccessful bidders for government agency orders are provided the opportunity to formally protest certain order awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s award or result in cancellation of the order entirely. Furthermore, local government agency awards may be contingent upon availability of matching funds from federal or state entities and law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints. Any of these factors can make it difficult to predict our quarterly and annual revenues and operating results.

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

We rely upon a limited number of suppliers for some key components of our products. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our contactless smart card readers. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. For example, limited availability of certain semiconductor chips used in our RFID and smart card reader products had a negative impact in our sales during 2010. Disruption or termination of the supply of components or software used in our products could delay shipments of our products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

Cybersecurity breaches in systems we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. A cybersecurity breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients.

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures our systems may be vulnerable to cyber attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted cyber or physical attacks, we may experience such attempts in the future. Our systems may also be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

Products such as our smart card readers, access control panels and RFID inlays may contain defects for many reasons, including defective design or manufacture, defective material or software inoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development efforts to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Australia, Canada, Germany, Hong Kong, India, Japan, the Netherlands, Singapore, Switzerland and the U.S. We also maintain manufacturing facilities in Germany and

Singapore and manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 57% of our revenue in 2011 and 45% of our revenue in 2010 was derived from customers located outside the U.S.

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

Likewise, as a small, publicly-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 and Dodd-Frank Act creates additional liability and exposure for directors; financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high level of corporate governance could be impaired.

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

Over the past few years, the NASDAQ Stock Market and the Frankfurt Stock Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;

•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;

•	expected, perceived or announced relationships or transactions with third parties;

•	announcements of significant contract wins or losses;

•	comments and forecasts by securities analysts;

•	trading patterns of our stock on the NASDAQ Stock Market or the Frankfurt Stock Exchange;

•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

•	litigation developments; and

•	general market downturns.

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

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of acquisitions in recent years. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. As of December 31, 2011, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of March 26, 2012, 59,107,945 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company maintains various incentive plans under which equity may be issued. As of December 31, 2011, an aggregate of approximately 12.1 million shares of common stock are reserved for future grants and 2.3 million shares are reserved for future issuance pursuant to outstanding equity awards under the various equity incentive plans. In addition, as of December 31, 2011, an aggregate of approximately 5.9 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID, idOnDemand and polyright. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

One of our directors indirectly holds significant amounts of our common stock and could have significant influence over the outcome of corporate actions requiring board and stockholder approval.

As of March 1, 2012, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 13% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of March 1, 2012, the directors and officers of Identive Group collectively held approximately 7% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

The U.S. federal government, suppliers to the federal government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations pertaining to security. Some of the laws, regulations, certifications or requirements that may stimulate new security systems sales include the following:

•	Homeland Security Presidential Directive (HSPD) 12 and Federal Information Processing Standards (FIPS) 201 produced by National Institute of Standards and Technology (NIST);

•	Federal Information Security Management Act (FISMA);

•	Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) program;

•	Sarbanes-Oxley Act of 2002 (also known as the Public Company Accounting Reform and Investor Protection Act);

•	Dodd-Frank Act;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Gramm-Leach Bliley Act of 1999 (GLBA, a.k.a., the Financial Modernization Act);

•	Customs-Trade Partnership Against Terrorism (C-TPAT);

•	Free and Secure Trade Program (FAST);

•	Chemical Facility Anti Terrorism Standards (CFATS); and

•	various codes of the Code of Federal Regulations (CFR).

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

Our corporate headquarters are located in Santa Ana, California and we maintain European operational headquarters in Ismaning, Germany. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. Additionally, we own an office building in the Netherlands which houses the software development, sales and marketing operations of our Multicard Netherlands business. At December 31, 2011, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration	Used by

Santa Ana, California	Corporate headquarters. Co-located with Hirsch Identive business headquarters	34,599	November 2012	Corporate; Identity management segment

Ismaning, Germany	European operational headquarters and sales facility for ID Infrastructure business	22,000	November 2013	Both segments

Chennai, India	Research and development	10,398	April 2013	ID Products segment

Wallisellen, Switzerland	Product development, sales and marketing for Multicard Switzerland	15,478	October 2014	Identity Management segment

Sauerlach, Germany	Transponder manufacturing	11,647	November 2012	ID Products segment

Singapore	Transponder manufacturing	16,060	May 2014	ID Products segment

Oud-Beijerland, The Netherlands	Product development, sales and marketing for Multicard Netherlands	18,622	N/A	Identity Management segment

Los Angeles, California	Sales and marketing for Multicard U.S.	5,160	June 2012	Identity Management segment

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we could be subject to claims arising in the ordinary course of business or could be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s Global Market under the symbol “INVE” and on the Frankfurt Stock Exchange under the symbol “INV.” According to data available at March 1, 2012, we estimate we had approximately 3,000 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	NASDAQ National Market		Prime Standard (Quoted in Euros)
	High	Low	High	Low
Fiscal 2011:
First Quarter	$3.20	$2.24	€1.61	€2.29
Second Quarter	$5.69	$2.21	€3.92	€1.52
Third Quarter	$2.45	$1.51	€1.79	€1.00
Fourth Quarter	$2.55	$1.76	€1.81	€1.34

Fiscal 2010:
First Quarter	$2.49	$1.45	€1.76	€1.13
Second Quarter	$1.92	$1.55	€1.41	€1.26
Third Quarter	$1.86	$1.40	€1.33	€1.13
Fourth Quarter	$2.65	$1.82	€1.87	€1.30

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2006, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2006 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $3.11 per share, the closing price on December 31, 2006.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	Identive Group	NASDAQ Composite	RDG Technology
Dec-06	$100.00	$100.00	$100.00
Dec-07	107.40	110.26	115.01
Dec-08	72.35	65.65	65.30
Dec-09	76.21	95.19	105.06
Dec-10	81.03	112.10	118.52
Dec-11	71.70	110.81	118.29

Recent Sales of Unregistered Securities

In May 2011, we issued 3,328 shares of our common stock to one holder in exchange for 6,400 shares of Bluehill ID AG not previously tendered in our combination with Bluehill ID AG. The shares were exchanged at a ratio of 0.52 shares of our common stock for each share of Bluehill ID AG, the same exchange ratio as in the Bluehill ID AG combination.

In June 2011, we issued an aggregate of 15,170 shares of our common stock, having an approximate value of $35,000, in satisfaction of a previously disclosed earn-out payment to the former owners of Bluehill ID AG under an agreement assumed in our combination with Bluehill ID AG. In addition, we issued an aggregate of 122,098 shares of our common stock, having an approximate value of $281,000, in satisfaction of a previously disclosed earn-out payment to the former owners of RockWest Technology Group LLC under the RockWest purchase agreement.

These shares were issued in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act, including Regulation D and Regulation S thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The comparability of our operating results for the years shown in the table below is impacted by our acquisitions of Hirsch on April 30, 2009; Bluehill ID on January 4, 2010; RockWest (now doing business as Multicard U.S.) on April 14, 2010, Smartag on November 19, 2010, idOnDemand on May 2, 2011 and polyright on July 18, 2011. Results of these businesses have been included since their respective acquisition dates.

IDENTIVE GROUP, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$102,708	$84,843	$41,315	$28,362	$30,435
Cost of revenue	59,906	47,485	21,971	15,358	17,145

Gross profit	42,802	37,358	19,344	13,004	13,290

Operating expenses:
Research and development	7,025	4,715	4,253	3,118	2,408
Selling and marketing	23,563	20,375	12,886	7,875	5,092
General and administrative	22,440	21,809	16,431	11,063	9,990
Amortization of intangibles	—	—	—	—	272
Impairment of intangibles	—	—	647	—	—
Restructuring		337	—	—	—
Gain on sale of assets	—	—	(1,417)	(1,455)	—

Total operating expenses	53,028	47,236	32,800	20,601	17,762

Loss from operations	(10,226)	(9,878)	(13,456)	(7,597)	(4,472)
Loss and impairment on equity investments	—	—	(2,244)	(256)	—
Other income	262	264	—	—	—
Interest (expense) income, net	(1,049)	(865)	(487)	757	1,639
Foreign currency gains (losses), net	(398)	(234)	76	(2,638)	(346)

Loss from continuing operations before income taxes and noncontrolling interest	(11,411)	(10,713)	(16,111)	(9,734)	(3,179)
Provision (benefit) for income taxes	1,441	345	1,549	(752)	(113)

Loss from continuing operations	(9,970)	(10,368)	(14,562)	(10,486)	(3,292)
Income from discontinued operations, net of income taxes	0	220	383	376	1,371

Consolidated net loss	(9,970)	(10,148)	(14,179)	(10,110)	(1,921)
Less: Net loss attributable to noncontrolling interest	468	630	—	—	—

Net loss attributable to Identive Group, Inc.	$(9,502)	$(9,518)	$(14,179)	$(10,110)	$(1,921)

Basic and diluted net loss per share attributable to Identive Group Inc.:
Loss from continuing operations	$(0.18)	$(0.23)	$(0.66)	$(0.66)	$(0.21)
Income from discontinued operations	$—	$0.01	$0.02	$0.02	$0.09
Net loss	$(0.18)	$(0.22)	$(0.64)	$(0.64)	$(0.12)
Weighted average shares used to compute basic and diluted loss per share	53,748	42,722	22,047	15,743	15,725

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,239	$10,799	$4,836	$20,550	$32,444
Working capital(1)	16,744	9,305	4,114	23,931	34,027
Total assets	144,111	125,985	64,571	41,138	48,564
Long-term earn-out liability	5,663	—	—	—	—
Long-term liability to related party	7,303	7,615	7,899	—	—
Total other long-term obligations(2)	1,818	2,248	456	184	200
Total equity	97,471	79,804	37,940	28,126	37,039

(1)	Working capital is defined as current assets less current liabilities
(2)	Other long-term obligations excludes long-term deferred tax liability

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

Identive Group, Inc. (“Identive,” the “Company”,“we” and “us”) provides secure identification (“Secure ID”) solutions that combine the convenience of radio frequency identification (“RFID”) with the security of smart card technology to enable people to easily and securely interact with and manage digital devices, systems and data. Our offerings include hardware products, software, integrated systems and services to address the global markets for credential management, physical and logical/cyber access control, integrated ID solutions and a host of NFC and RFID-enabled applications for customers in the government, enterprise, consumer, education, healthcare and transportation sectors. Our growth model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

•

In our Identity Management segment we design, supply and manage solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. Our Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance security and better meet compliance and regulatory requirements while providing the benefits of ease of use and convenience. We sell our Identity Management solutions under our Hirsch Identive, idOnDemand and Multicard brands, as well as additional country or market specific brands. Our Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including healthcare, banking, industrial, retail and critical infrastructure.

•

In our ID Products segment we design and manufacture both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The ID Products segment includes the results of our ID Infrastructure and Transponder business units. Through our ID Infrastructure business unit, we design and manufacture readers and terminals based on both contact and contactless smart card technology. Through our Transponder business unit, we design and manufacture RFID inlays as well as inlay-based RFID tags, labels, stickers and cards. Our ID Infrastructure and Transponder products are primarily sold under the Identive brand.

Each of the business units within Identive conducts its own sales and marketing activities in the markets in which it competes, primarily utilizing its own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and OEMs. Increasingly, we also leverage common resources between business units to optimize our sales and marketing efforts across multiple regions and market opportunities. The majority of our sales are made through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or Internet sales.

Our corporate headquarters are located in Santa Ana, California and our European and operational headquarters are located in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, the Netherlands, Singapore, Switzerland and the U.S. for individual business unit operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. We use shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•

Collectability is reasonably assured. We assess collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

In 2011, we adopted the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. We have assessed the effects of ASU 2009-13 and ASU 2009-14 and have concluded that the adoption of these standards had no material impact on our condensed consolidated results of operations and financial position for the year ended December 31, 2011. This was because the Company’s determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25is not impacted by ASU 2009-13. ASU 2009-13 generally does not change the determination of units of accounting for our revenue arrangements. Our revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any impact during the year ended December 31, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically we are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of our hardware products are bundled with our professional services and maintenance contracts, and in some cases with our software products. Professional services include security system integration, system migration, and database conversion services, among others. In such multiple element arrangements, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. We account for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. The revenue from professional services contracts is recognized upon completion of such services and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. If the professional services project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.

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

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, goodwill may be impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any.

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to January 1, 2011, our reporting units were the Hirsch and Multicard businesses in the Identity Management reporting segment, and the SCM (subsequently renamed “ID Infrastructure”), Tagstar (including Smartag), ACiG and Syscan businesses in the ID Products reporting segment. Following its acquisition, we began to reallocate Smartag’s internal resources to our existing reporting units. During the first quarter of 2011, we implemented a new management structure to unify our sourcing, production and sales activities for our RFID components business. As a result, we combined the Tagstar (including Smartag) , ACiG and Syscan reporting units into a new reporting unit called “Transponder” and, in accordance with ASC 350-20-35-45, the goodwill assigned to the Tagstar (including Smartag), ACiG, and Syscan reporting units was reassigned to the Transponder reporting unit. As discussed in Note 2 below, we recorded goodwill of $7.8 million in connection with our acquisition of idOnDemand and $2.7 million in connection with our acquisition of polyright during the year ended December 31, 2011. The goodwill acquired as a result of the acquisition of idOnDemand was assigned to idOnDemand, a newly created reporting unit, which was included in the Identity Management reporting segment. The goodwill acquired as a result of the acquisition of polyright was assigned to the Multicard reporting unit. The recorded goodwill in connection with the acquisition of polyright is designated in currency other than United States Dollars and is valued at $2.4 million as of December 31, 2011 for the change in foreign exchange rates from the acquisition date. As of December 31, 2011, of the total goodwill of $58.4 million, $21.9 million was allocated to the Hirsch reporting unit, $19.1 million to Multicard, $7.8 million to idOnDemand, $1.2 million to ID Infrastructure, $8.4 million to the Transponder reporting unit.

We determine the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verify the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit we make assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company´s annual impairment test as of December 1, 2011 indicated that for the Hirsch, ID Infrastructure, and IdOnDemand reporting units the estimated fair value substantially exceeded the carrying value. The estimated fair value of the Multicard and Transponder reporting units exceeded their carrying value by approximately 14% and 12% respectively. The Company performed a sensitivity analysis on the DCF models used for the Mulitcard and Transponder reporting units which indicated that the discount rates used could be increased by 200 basis and not result in an estimated fair value that was less than the carrying value. Additionally, as part of the annual goodwill impairment test we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure significant differences are understood. As of the December 1, 2011 annual impairment test the aggregate fair value of the reporting units as determined by management exceeded the Company´s market capitalization by an amount that in the management´s judgment reflects a reasonable control premium.

•

We evaluate our long-lived assets and certain identifiable amortizable intangible assets for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 350. We perform the impairment test of the indefinite-lived intangible assets by calculating the fair value of such intangible assets and comparing the fair value of the intangible assets with the carrying amount. If the carrying amount of such intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other, ASC Topic 350, Testing for Impairment (“ASU 2011-08”). ASU 2011-08 amends the guidance in ASC 350-20, Intangibles-Goodwill and Other-Goodwill. The intent of this ASU is to simplify how entities, both public and non-public, test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step zero) as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20. This guidance is effective for annual and interim tests performed in fiscal years beginning on or after December 15, 2011. Early adoption is permitted. We adopted the provisions of ASU 2011-08 effective December 1, 2011 at the time of our annual goodwill impairment test, however we bypassed the qualitative assessment for all reporting units for our 2011 annual goodwill impairment test and proceeded directly to performing the first step of the two-step goodwill impairment test. We will evaluate whether we will perform the qualitative assessment in fiscal year 2012.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12 does not change the primary provisions of ASU 2011-05, which eliminate the option to present the components of other comprehensive income as part of the statement of equity. Both ASU 2011-12 and ASU 2011-05 are effective in the first quarter of fiscal 2012 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements but do not believe that it will have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ASU Topic 820, Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and

International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective in the first quarter of fiscal 2012. Early application by public companies is not permitted. Our adoption of ASU 2011-04 will not have an impact on our consolidated results of operations or financial condition.

Recent Acquisitions

On January 30, 2012, through our Bluehill ID AG subsidiary we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues (“payment solution”). In exchange for the shares of payment solution, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of €2.35 million (or approximately $3.03 million), to 18 selling shareholders of payment solution. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933 and are subject to applicable restrictions on transfer. payment solution’s operating results will be included in our consolidated results from the date of acquisition. Within the next few months, payment solution is expected to be integrated into the operations of our existing Multicard business unit.

On July 18, 2011, through our Multicard AG subsidiary we acquired polyright SA, a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry (“polyright”). The acquisition was made using a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright’s management team. The sellers may receive aggregate potential earn-out payments payable in shares of our common stock, over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of our annual results, and will be subject to a two-year lockup. polyright’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, polyright was integrated into the operations of our existing Multicard business unit.

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to the Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a three-year lock-up from the closing date of the acquisition. Of the total initial share consideration paid to the selling shareholders, 407,289 shares were released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition. On December 22, 2011, we entered into an agreement to purchase the remaining outstanding shares of idOnDemand from ActivIdentity Corporation for the sum of $500,000, pursuant to an agreement among Identive, ActivIdentity Corporation and idOnDemand. Following the completion of this share purchase on January 9, 2012, idOnDemand became a wholly-owned subsidiary of Identive.

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.2 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date. Smartag’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, Smartag was integrated into the operations of our Transponder business unit.

On April 14, 2010, we acquired RockWest Technology Group LLC, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, RockWest was integrated into the Company’s Multicard business and is doing business as Multicard U.S.

On January 4, 2010, we acquired Bluehill ID, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of Identive common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of Identive common stock. Bluehill ID’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, Bluehill ID’s ACiG Technology, Syscan ID and TagStar Systems businesses were integrated into what is now our Transponder business unit and Bluehill ID’s multi-location Multicard businesses became our Multicard business unit.

Recent Trends and Strategies for Growth

Identive is focused on building the world’s signature company in Secure ID by providing products, systems and services that are interoperable, easy to integrate and easy to use. Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. Our growth strategy is based both on technology-driven organic growth and disciplined acquisitive activity. We pursue investments and acquisitions with a focus on expanding our business, reinforcing our market position in targeted areas and fully leveraging our strengths and opportunities to enter new markets, as well as driving consolidation in the rapidly growing, yet fragmented markets for identification-based technologies.

During 2011, in order to enhance our ability to address our customers and markets on a global basis, we made changes to our organizational structure and consolidated various product brands under a single market brand, Identive. During the year we combined the operations of TagStar, Smartag, ACiG and Syscan into a single Transponder business unit, with the goal of improving the efficiency and global capabilities of our sourcing, production and sales activities among our RFID component businesses. In the fourth quarter of 2011 we combined our SCM Microsystems and Arygon businesses into a new ID Infrastructure business unit, with unified sourcing, production and sales activities for our reader, terminal and other ID Infrastructure products. The Transponder and ID Infrastructure business units comprise our ID Products segment, and the majority of products in our ID Products segment are now sold under the Identive brand. Also during the fourth quarter of 2011, our Hirsch Electronics business unit adopted the name Hirsch Identive.

As part of our organic growth strategy, we are focused on enhancing our ability to address emerging growth markets and extending our product and solutions offerings through ongoing research and development programs. Additionally, to meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, during the second half of 2011, we added new manufacturing and production equipment and lines at our facilities in Germany and Singapore, which expanded our production capacity for these products by nearly 80%. With the rise of market activity and expectation around NFC technology, in mid-2011 we created a new dedicated group focused on NFC and mobility applications, which is responsible for guiding and coordinating our NFC product and market strategies as well as launching new software-based NFC services. Additionally, to meet the growing demand for “cloud based” credential issuance and management, we are investing in the development of “Software as a Service” or “SaaS” solutions and capabilities, both in our idOnDemand business unit and in the NFC market.

Trends in our Business

Sales Trends

Our sales increased 21% to $102.7 million in 2011 compared with 2010, as a result of both organic growth and added revenue from acquisitions. Incremental revenue from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses was approximately $10.6 million, while revenue from our existing business was $92.1 million in 2011, reflecting an overall organic growth rate of 8%. Outside the U.S. government sector, where we experienced a decline in sales activity in 2011 due to ongoing budget uncertainties and project delays, we achieved an organic growth rate of 17%. Sales growth of 105% in fiscal 2010 to $84.8 million included $39.4 million of incremental revenue from acquisitions and organic growth of 10%.

Sales in the Americas. Sales in the Americas were $43.8 million in 2011, accounting for 43% of total revenue and down 6% compared with $46.8 million in 2010. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America. In general, sales in the Americas have been negatively impacted by weakness in government spending at the federal, state and local levels throughout 2011.

In our Hirsch Identive business unit, revenue decreased by approximately 10% in 2011 compared with 2010 as a result of budget and project delays in the deployment of enterprise security systems by U.S. government agencies. A stronger focus on delivering professional services and on pursuing sales in the commercial sector and in other non-federal markets partly offset lower sales from federal government customers. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our Hirsch Identive systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and standards. However, budget and funding constraints will likely continue to impact our sales with certain agencies. To offset this general slowdown in government spending, in 2012 we are expanding our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales in our Multicard U.S. business unit reflected continued demand for credential issuance and identity solutions from the education and healthcare markets, as well as local and state governments during 2011. However, weaker government spending resulted in a decline in sales levels in the fourth quarter of 2011. In our ID Infrastructure business unit, revenue in the Americas decreased by approximately 20% in 2011 compared with 2010, primarily as a result of reduced spending in the U.S. government sector, which resulted in fewer orders for our smart card reader technology. With the exception of an increase in sales in the second quarter of 2011 related to a large order for mass transit applications, Transponder revenue in the Americas remained stable throughout the year and reflected demand for transit ticketing, library labels and other RFID applications, including NFC.

Sales in Europe and the Middle East. Sales in Europe and the Middle East were $42.2 million in 2011, accounting for 41% of total revenue and up 41% compared with $29.8 million in 2010. The main drivers of this increase were sales of secure smart card readers and software related to the German national ID program; sales of eHealth terminals for the German electronic healthcard program; increased sales of core RFID components; and in the second half of the year, incremental revenue from our acquired polyright business (now part of Multicard). During 2010, our ID Infrastructure business unit and Multicard were each selected to supply secure card readers, and in the case of Multicard, application software, for the German government’s implementation of a new electronic citizen ID card, and received customer orders to be fulfilled over several quarters. In 2011, shipments for the German electronic ID program accounted for approximately $7.6 million of revenue. In the fourth quarter of 2011, we fulfilled the final orders for this program, which generated approximately $14.5 million in aggregated revenue over the past 16 months. Sales demand for our Transponder products in Europe has remained strong and stable in each of the last several quarters, driven by demand for RFID inlays and other products for a variety of consumer ID applications, including ticketing for transit systems, ski resorts and theme parks, and secure media tracking for libraries.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $16.8 million in 2011, accounting for 16% of total revenue and up 104% compared with $8.2 million in 2010. The increase was primarily the result of incremental revenue from the acquired Smartag transponder business, which included orders for more than two million NFC tags for a mobile handset manufacturer; increased demand for Multicard credential management and card payment solutions in Australia; and the doubling of sales levels in Japan as a result of orders for smart card readers to support telecommunications applications. These higher sales were somewhat offset by weaker spending in the U.S. government market, which resulted in lower demand for smart card reader chipsets from keyboard manufacturers in China.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as converged access control, NFC tag use, mobile payment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of logical and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch Identive physical access control systems are subject to U.S. government budget cycles and are generally highest in the third quarter of each year. Sales of our ID Infrastructure smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, sales of these products typically are subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our Multicard business unit, a variety of localized market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. In general, sales of our global Transponder products also are marginally stronger in the second half of the year. Seasonality in 2011 was less pronounced due to relatively weaker sales to the U.S. government sector.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 13% in 2011 compared with 2010, primarily as a result of the inclusion of additional expenses from the acquired Multicard U.S., Smartag, idOnDemand and polyright businesses, which also reflect strategic investment in market areas that we feel hold significant opportunity for Identive.

Over the past several quarters, we have invested in the development of new technology, products and solutions and in additional sales resources to enhance our ability to address additional areas of the secure identification market. In our Hirsch Identive business unit, we continue to invest to develop Hirsch Identive’s next generation product offering of software, controllers and other products. In our idOnDemand business unit, we are investing in SaaS-based trusted identity solutions and capabilities for “cloud based” credential issuance and management. In our ID Infrastructure business unit, we are focused on the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and on extending our contactless platforms, in particular to address the growing demand for NFC-enabled devices. In our Transponder business unit, we continue to invest in enhancing and broadening our inlay designs and technology in the areas of NFC, payment, tag on metal, document management, and library and pharmaceutical tracking applications. In our Multicard business unit we continue to make investments to enhance our cashless payment, smart city and ID software systems. Across our business we have a number of new patent applications in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	58.3	56.0	53.2

Gross profit	41.7	44.0	46.8

Operating expenses:
Research and development	6.8	5.6	10.3
Selling and marketing	22.9	24.0	31.2
General and administrative	21.9	25.7	39.8
Impairment of intangibles	—	—	1.6
Restructuring	—	0.4	—
Gain on sale of assets	—	—	(3.4)

Total operating expenses	51.6	55.7	79.5

Loss from operations	(9.9)	(11.7)	(32.7)
Loss and impairment on equity investments	—	—	(5.4)
Other income	0.2	0.3	—
Interest expense, net	(1.0)	(1.0)	(1.2)
Foreign currency gains (losses), net	(0.4)	(0.3)	0.2

Loss from continuing operations before income taxes and non-controlling interest	(11.1)	(12.7)	(39.1)
Benefit for income taxes	1.4	0.4	3.8

Loss from continuing operations	(9.7)	(12.3)	(35.3)
Gain from discontinued operations, net of income taxes	—	0.3	0.9

Consolidated net loss	(9.7)	(12.0)	(34.4)
Less: Net loss attributable to noncontrolling interest	0.5	0.7	—

Net loss attributable to Identive Group, Inc.	(9.2)%	(11.3)%	(34.4)%

The comparability of our operating results in the year ended December 31, 2011 with the year ended December 31, 2010 is impacted by our acquisitions of RockWest (now doing business as Multicard U.S.) on April 14, 2010, Smartag on November 19, 2010, idOnDemand on May 2, 2011 and polyright on July 18, 2011. Results of the Multicard U.S., Smartag, idOnDemand and polyright businesses have been included since their respective acquisition dates.

Revenue

Summary information by business segment for the year ended December 31, 2011, 2010 and 2009 is shown below:

	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009
	(In thousands)
Identity Management:
Revenues	$56,474	19%	$47,521	173%	17,408
Percentage of total revenues	55%		56%		42%
ID Products:
Revenues	$46,234	24%	$37,322	56%	$23,907
Percentage of total revenues	45%		44%		58%

Total revenues	$102,708	21%	$84,843	105%	$41,315

Fiscal 2011 Revenue Compared with Fiscal 2010 Revenue

Revenue for the year ended December 31, 2011 was $102.7 million, an increase of 21% from $84.8 million in 2010. The increase in 2011 revenue compared with the prior year resulted both from the addition of $10.6 million of incremental revenue from our acquisitions, as well as from organic growth of 9% from our existing business. Outside the U.S. government sector, where we experienced a decline in sales activity in 2011 due to ongoing budget uncertainties and project delays, we achieved an organic growth rate of 17%. Sales within our Identity Management segment accounted for 55% of total revenue and sales within our ID Products segment accounted for 45% of revenue in 2011.

In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management segment includes the operations of our Hirsch Identive, idOnDemand and Multicard business units, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, education, enterprise and commercial markets and encompass vertical market segments including healthcare, banking, industrial, retail and critical infrastructure. Currently, pricing pressure is not prevalent in our Identity Management segment.

Revenue in the Identity Management segment was $56.5 million in 2011, an increase of 19% from $47.5 million in 2010. The increase primarily was the result of $6.2 million of incremental revenue from our acquisitions, more than half of which came from nearly two quarters of sales recognized for polyright (now part of Multicard). The remaining incremental revenue included four months of sales from RockWest (now doing business as Multicard U.S.) and seven months of sales from idOnDemand. We also recorded organic growth of 6% in the Identity Management segment in 2011, which resulted from higher sales from Multicard, partially offset by a significant reduction in sales of Hirsch Identive security systems to the U.S. Government sector. Higher Multicard revenues in 2011 primarily resulted from significant orders for secure card readers and software for the German electronic ID program, strong sales in Australia related to a government credential management program and a cashless payment card solution for a large fuel retailer, and the inclusion of four months of incremental revenue from the acquisition of RockWest (now doing business as Multicard U.S.). Organic growth of our non-U.S. government-related sales in the Identity Management segment was 17% in 2011.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes the results of our ID Infrastructure business unit, which manufactures and sells smart card and NFC readers and terminals, and our Transponder business unit, which manufactures and sells RFID inlays as well as inlay-based cards, tags, labels and stickers. The majority of sales in our ID Products segment are made to original equipment manufacturers and system integrators. Sales in this segment are somewhat subject to pricing pressure, both for our transponder products and in the market for our smart card reader technology, which has been shifting away from external readers and towards lower-cost, embedded chip sets over the last several years.

Revenue in our ID Products segment was $46.2 million in 2011, an increase of 24% from $37.3 million in 2010. This increase was due both to organic growth of 12% for our Transponder products and to $4.4 million of incremental revenue from our acquired Smartag business. Sales of our Transponder products were driven by demand for a variety of applications, in particular transit, theme park and ski ticketing, as well as orders for more than two million NFC tags for a mobile handset manufacturer. Sales in our ID Infrastructure business unit grew slightly in 2011 compared with the prior year, reflecting substantial orders of eHealth terminals for the German electronic health card program, strong demand for employee ID, government and corporate programs in Europe and increased demand from a variety of markets in Asia, partially offset by lower demand for PC/network access applications from the U.S. Government market as a result of budget uncertainties and project deferrals. Organic growth of our non-U.S. government-related sales in the ID Products segment was 17% in 2011. Not reflected in the reported figures for our ID Infrastructure business unit were intercompany shipments of secure card readers to Multicard for the German electronic ID program, which totaled approximately $6.4 million in 2011.

Fiscal 2010 Revenue Compared with Fiscal 2009 Revenue

Revenue for the year ended December 31, 2010 was $84.8 million, an increase of 105% from $41.3 million in 2009. The increase in 2010 revenue compared with the prior year was primarily the result of $39.4 million of incremental revenue from our acquisitions, as well as organic growth of 10% from our existing business units. Sales within our Identity Management segment accounted for 56% of total revenue and sales within our ID Products segment accounted for 44% of revenue in 2010.

Revenue in the Identity Management segment was $47.5 million in 2010, an increase of 173% from $17.4 million in 2009. The increase primarily resulted from $26.9 million of incremental revenue from our acquisitions, which included four months of Hirsch revenue in 2010 (January through April) and all revenue recorded in 2010 from our Multicard business unit. The increase in Identity Management revenue also resulted from organic growth of 15%, which was related to an increase in Hirsch’s sales for the eight-month period May through December 2010, as compared with the same eight-month period of 2009. Hirsch sales in both 2010 and 2009 were driven by orders for access control products, systems and services for U.S. government agency deployments. Sales in our Multicard business unit in 2010 were related to various RFID-based identity management projects, which included cashless payment and contactless transport programs in the Netherlands, readers for the electronic national ID program in Germany, employee ID and event management applications in Australia, and campus-ID and emergency management programs in the U.S.

Revenue in our ID Products segment was $37.3 million in 2010, an increase of 56% from $23.9 million in 2009. The increase primarily was the result of $12.5 million of incremental revenue from our acquired ACiG, Smartag, Syscan and TagStar businesses (now consolidated within our Transponder business unit), as well as 7% organic growth in our SCM Microsystems business unit (now our ID Infrastructure business unit). SCM’s sales growth in 2010 was primarily the result of revenue related to shipments of readers for the German electronic ID program in the second half of the year and slight growth in sales in the U.S., offset by lower sales in Asia. Record sales of Transponder products in Europe in the second half of the year also contributed to the revenue increase in our ID Products segment in 2010.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2011, 2010 and 2009. The comparability of our operating results in 2011 versus prior years is impacted by various acquisitions as stated above.

	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009
	(In thousands)
Identity Management:
Revenues	$56,474		$47,521		$17,408
Gross profit	25,556	2%	25,013	145%	10,222
Gross profit %	45%		53%		59%
ID Products:
Revenues	$46,234		$37,322		$23,907
Gross profit	17,246	40%	12,345	35%	9,122
Gross profit %	37%		33%		38%

Total
Revenues	$102,708		$84,843		$41,315
Gross profit	42,802	15%	37,358	93%	19,344
Gross profit %	42%		44%		47%

Gross profit for 2011 was $42.8 million, or 42% of revenue. By product segment, gross profit margin for our Identity Management segment was 45% and gross profit margin for our ID Product segment was 37% of revenue in 2011. Gross profit margin in our Identity Management segment in 2011 was negatively affected by lower sales in our Hirsch Identive business unit due to budget uncertainty and project deferrals in the U.S. Government market, an unfavorable, lower margin product mix in our Multicard business unit in Germany, and a slow sales ramp in our idOnDemand business unit. Gross profit in our ID Products segment in 2011 was affected by favorable product mix in our ID Infrastructure and Transponder business units, as well as improvement in overall average selling price of Transponders due to the introduction of higher value NFC products for payment applications.

Gross profit for 2010 was $37.4 million, or 44% of revenue. By product segment, gross profit margin for our Identity Management segment was 53% and gross profit margin for our ID Products segment was 33% of revenue in 2010. During 2010, gross profit in the Identity Management segment was positively impacted by stable margins from Hirsch and Multicard in the U.S., offset by unfavorable product mix in our Multicard business unit in Europe in the first half of the year. Gross profit in our ID Products segment in 2010 was impacted by an unfavorable product mix in our SCM Microsystems (now ID Infrastructure) business unit in the second half of the year, overall low margins in our Transponder business unit, and a period of inefficiency related to the start up of a new RFID inlay product manufacturing line in the first quarter of 2010.

Gross profit for 2009 was $19.3 million, or 47% of revenue. During 2009, gross profit was positively impacted by the inclusion of sales of higher-margin Hirsch products in the second, third and fourth quarters, offset by a $0.8 million write-off to inventory in the fourth quarter of 2009 related to terminals for the stalled German eHealth program. By product segment, gross profit margin for our Identity Management segment was 59% and gross profit margin for our ID Product segment was 38% of revenue in 2009.

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

Research and Development

	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009
	(In thousands)
Expenses	$7,025	49%	$4,715	11%	$4,253
Percentage of revenue	7%		6%		10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright business units are not included in research and development expenses for 2010. Additionally, only six months of expenses for polyright and eight months of expenses for idOnDemand are included in 2011. There were no research and development expenses in the acquired Multicard U.S. business in any of the periods presented.

Research and development expenses were $7.0 million in 2011, or 7% of revenue, up 49% from $4.7 million, or 6% of revenue in 2010. The increase in research and development expenses in 2011 was primarily due to the addition of $1.5 million of expenses from the acquired Smartag, idOnDemand and polyright businesses. Excluding the impact of these additional expenses, research and development expenses were 4% higher in 2011 than in 2010 as a result of increased investment in core technology and new products and solutions for emerging markets. Key investment areas included the development of “cloud based” credential issuance and management solutions in our idOnDemand business unit, next generation software and controllers in our Hirsch Identive business unit, and new contactless, NFC and RFID products in our Transponder and ID Infrastructure business units.

Research and development expenses were $4.7 million in 2010, or 6% of revenue, up 11% from $4.3 million, or 10% of revenue in 2009. 2010 research and development expenses included approximately $1.8 million of additional expenses from businesses acquired during the year. Excluding the impact of these additional expenses, research and development expenses were 33% lower in 2010 than in 2009 as a result of cost reduction measures implemented during 2010, which included consolidation of the Company’s two technology development facilities in India into one development center and associated headcount reductions, centralized monitoring of development activities across all our business areas, and lower development expenses in our Hirsch Identive business unit for the development of Hirsch’s next generation of controllers. During 2009, our research and development activities focused on the development of contactless smart card readers, token and modules and a new generation of advanced controllers for the Hirsch business unit.

We expect to modestly increase our investment in research and development as a percentage of overall revenue from 2011 levels in order to address opportunities in new and existing growth markets.

Selling and Marketing

	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009
	(In thousands)
Expenses	$23,563	16%	$20,375	58%	$12,886
Percentage of revenue	23%		24%		31%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright businesses are not included in sales and marketing expenses for 2010 and only approximately nine months of expenses for Multicard U.S. are included for 2011. Additionally, only six months of expenses for polyright and eight months of expenses for idOnDemand are included in 2011.

Sales and marketing expenses were $23.6 million in 2011, or 23% of revenue, up 16% from $20.4 million, or 24% of revenue in 2010. This increase was primarily due to the addition of approximately $1.5 million of sales and marketing expenses from acquired businesses. Excluding the impact of these additional expenses, sales and marketing expense levels were nearly unchanged in 2011 compared with the prior year. Key sales and marketing initiatives in 2011 included programs and the allocation of resources to address new market opportunities, including NFC, converged physical and logical access and SaaS-based solutions, and geographic regions including Asia and the Middle East.

Sales and marketing expenses were $20.4 million in 2010, or 24% of revenue, up 58% from $12.9 million, or 31% of revenue in 2009. Our 2010 sales and marketing expenses included approximately $8.4 million of additional expenses from businesses acquired during the year. Excluding the impact of these additional expenses, sales and marketing expenses decreased 8% in 2010 as a result of cost reductions implemented during the year.

We expect to modestly increase our investment in selling and marketing as a percentage of overall revenue from 2011 levels in order to address opportunities in new and existing growth markets.

General and Administrative

	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010	% Change 2010 to 2009	Fiscal 2009
	(In thousands)
Expenses	$22,440	3%	$21,809	33%	$16,431
Percentage of revenue	22%		26%		40%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, the results of the Smartag, idOnDemand and polyright businesses are not included in general and administrative expenses for 2010 and only approximately nine months of expenses for Multicard U.S. are included for 2010. Additionally, only six months of expenses for polyright and eight months of expenses for idOnDemand are included in 2011.

General and administrative expenses in 2011 were $22.4 million, or 22% of revenue, up 3% from $21.8 million, or 26% of revenue in 2010. Our 2011 general and administrative expenses include approximately $1.6 million of additional expenses from businesses acquired during the year, as well as $0.3 million of transaction expenses related to the acquisition of idOnDemand, polyright and payment solution. General and administrative expenses in 2010 included $1.3 million of transaction costs related to previous acquisitions. Excluding the impact of these additional acquired expenses and transaction costs, general and administrative expenses were unchanged in 2011 compared with the prior year.

General and administrative expenses in 2010 were $21.8 million, or 26% of revenue, up 33% from $16.4 million, or 40% of revenue in 2009. Our 2010 general and administrative expenses included approximately $10.5 million of additional expenses from businesses acquired during the year, as well as $1.3 million in transaction expenses related to previous acquisitions. Excluding the impact of these additional acquired expenses and transaction costs, general and administrative expenses decreased 31% in 2010 as a result of cost reductions implemented during the year, which included salary reductions for executive officers, fee reductions for directors, headcount reductions and synergies achieved by consolidating certain administrative services and programs for U.S. employees.

Impairment of Intangibles

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

Gain on Sale of Assets

During 2009, we recorded a $1.4 million gain on the sale of assets, which included a gain of $1.2 million on the sale of our office building in India and a gain of $0.2 million on the sale of certain non-core patents that were unrelated to our current business.

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

Other Income

We recorded other income of $0.3 million in 2011 and 2010 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and this investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest (expense) income, net consists of interest accretion expense for a liability to a related party and interest on a bank mortgage loan and bank line of credit, offset by interest earned on invested cash. We recorded net interest expense of $1.0 million in 2011, $0.9 million in 2010 and $0.5 million in 2009, which mainly resulted from an interest accretion expense for a liability to a related party in the Hirsch Identive business. The expense in 2009 included eight months of interest as compared to twelve months of interest in 2011 and 2010. In addition, interest expense in 2011 and 2010 included interest paid on mortgage loan and line of credit facilities with financial institutions. Interest income in 2011, 2010 and 2009 was immaterial.

Foreign Currency Gains (Losses), Net

We recorded foreign currency exchange losses of $(0.4) million in 2011 and $(0.2) million in 2010 and foreign currency exchange gains of $0.1 million in 2009. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances.

Our foreign currency losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

In 2011, we recorded an income tax benefit of $1.4 million, comprised primarily of a $1.6 benefit related to a one-time release of valuation allowance, a $0.4 million expense related to foreign subsidiaries for which no loss carryforward offset is available; a net income tax benefit of $0.1 million related to tax credits; and a net income tax benefit of $0.1 million related to other miscellaneous items.

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

Liquidity and Capital Resources

For the twelve months ended December 31, 2011, our working capital, which we have defined as current assets less current liabilities, was $16.7 million, compared to $9.3 million as of December 31, 2010, an increase of approximately $7.4 million. The increase in working capital reflects a $2.8 million net decrease in accounts receivable, inventories, income taxes receivable and other current assets, as well as a $3.8 million net decrease in accounts payable, accrued expenses and income taxes payable, offset by a $6.4 million increase in cash and cash equivalents.

Cash and cash equivalents were $17.2 million as of December 31, 2011, an increase of approximately $6.4 million compared to $10.8 million as of December 31, 2010 as a result of cash acquired in issuing common stock in connection with a capital raise in May 2011, partially offset by cash paid for the idOnDemand and polyright acquisitions, capital expenditure, transition and integration activities and to fund working capital.

The following summarizes our cash flows for the twelve months ended December 31, 2011 and 2010 (in thousands):

	12 Months Ended December 31, 2011	12 Months Ended December 31, 2010
Net cash used in operating activities from continuing operations	$(4,645)	$(8,358)
Net cash used by operating activies from discontinued operations	0	(941)
Net cash provided by (used in) investing activities	(6,882)	4,138
Net cash provided by financing activities	17,638	11,577
Effect of exchange rates on cash and cash equivalents	329	(453)

Net increase in cash and cash equivalents	6,440	5,963
Cash and cash equivalents, beginning of year	10,799	4,836

Cash and cash equivalents, end of year	$17,239	$10,799

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a debt note, a mortgage bank loan, inventory purchase commitments and other contractual agreements. Gross committed lease obligations were approximately $5.0 million, liability to related party was approximately $8.4 million, the debt note was approximately $1.3 million, the mortgage bank loan was $0.8 million and inventory and other purchase commitments were approximately $7.9 million at December 31, 2011. Total commitments due within one year were approximately $12.5 million and commitments due thereafter were approximately $10.9 million at December 31, 2011.

The cash provided by financing activities primarily reflects the net amounts received upon the issuance of shares of our common stock in our May 2011 capital raise, as well as cash received from warrant exercises.

We currently expect that our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings should be sufficient to meet our operating and capital requirements through at least the end of 2012. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If these events occur, we may need to raise additional funds through additional debt or equity financings. The sale of additional debt or equity securities may cause dilution to existing stockholders. If sufficient funds are not available or are not available on acceptable terms, our ability to address any unexpected changes in our funding plan, to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. Furthermore, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would materially adversely affect our results of operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,008	$2,566	$2,395	$47	$—
Liability to related party	8,379	1,076	2,346	2,587	2,370
Debt note	1,311	887	424	—	—
Mortgage loan payable to bank	821	55	110	110	546
Purchase commitments and other obligations	7,948	7,942	6	—	—

Total obligations	$23,467	$12,526	$5,281	$2,744	$2,916

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Note 15 of Notes to Consolidated Financial Statements for more information about the contractual obligations listed in the table above.

The Company excluded liabilities of $0.7 million as it relates to uncertain tax positions from the contractual obligations table because the Company is unable to make reasonable estimates of the period of cash settlement with the respective taxing authority.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We are primarily exposed to changes in currency exchange rates. Our foreign currency exposure continues to increase as we grow internationally.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows. We have performed sensitivity analyses as of December 31, 2011 and 2010 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2011 and 2010. The results of this hypothetical sensitivity analysis indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.4 million and $0.5 million for 2011 and 2010, respectively.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated comprehensive income in our consolidated statements of stockholders’ equity and comprehensive loss.

With respect to our international operations, we have remeasured accounts which are denominated in the non-functional currencies into the functional currency of the subsidiary and recorded the resulting gains (losses) within foreign currency gains (losses), net in our consolidated statements of operations for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period

Fixed Income Investments

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

At December 31, 2011 and 2010, we had $17.2 million and $10.8 million in cash and cash equivalents and no short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Identive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant accounting estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of certain material weaknesses.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 29, 2012

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands; except par value)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,239	$10,799
Accounts receivable, net of allowances of $268 and $484 as of December 31, 2011 and 2010, respectively	13,578	15,231
Inventories	9,263	10,584
Income taxes receivable	170	126
Prepaids and other current assets	2,256	2,088

Total current assets	42,506	38,828
Property and equipment, net	6,699	5,373
Goodwill	58,404	47,126
Intangible assets, net	36,001	33,865
Other assets	501	793

Total assets	$144,111	$125,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,941	$12,833
Mortgage loan payable to bank and bank line of credit	55	630
Debt note	829	1,040
Liability to related party	1,076	1,058
Accrued compensation and related benefits	3,527	3,694
Deferred revenue	2,085	1,244
Other accrued expenses and liabilities	5,821	8,980
Income taxes payable	428	44

Total current liabilities	25,762	29,523

Long-term earn-out liability	5,663	—
Long-term liability to related party	7,303	7,615
Long-term mortgage loan payable to bank	766	840
Long-term debt note	423	950
Deferred tax liability	6,094	6,795
Long-term income taxes payable	629	458

Total liabilities	46,640	46,181

Commitments and contingencies (see Note 14 and 15)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 58,309 and 48,276 shares issued and outstanding as of December 31, 2011 and 2010, respectively	58	48
Additional paid-in capital	331,758	306,203
Treasury stock, 618 shares	(2,777)	(2,777)
Accumulated deficit	(235,398)	(225,896)
Accumulated other comprehensive income	2,038	323

Total Identive Group, Inc. stockholders’ equity	95,679	77,901
Noncontrolling interest	1,792	1,903

Total equity	97,471	79,804

Total liabilities and stockholders’ equity	$144,111	$125,985

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Net revenue	$102,708	$84,843	$41,315
Cost of revenue	59,906	47,485	21,971

Gross profit	42,802	37,358	19,344

Operating expenses:
Research and development	7,025	4,715	4,253
Selling and marketing	23,563	20,375	12,886
General and administrative	22,440	21,809	16,431
Impairment of intangibles	—	—	647
Restructuring	—	337	—
Gain on sale of assets	—	—	(1,417)

Total operating expenses	53,028	47,236	32,800

Loss from operations	(10,226)	(9,878)	(13,456)
Loss and impairment on equity investments	—	—	(2,244)
Other income	262	264	—
Interest expense, net	(1,049)	(865)	(487)
Foreign currency gains (losses), net	(398)	(234)	76

Loss from continuing operations before income taxes and noncontrolling interest	(11,411)	(10,713)	(16,111)
Income tax benefit	1,441	345	1,549

Loss from continuing operations	(9,970)	(10,368)	(14,562)
Income from discontinued operations, net of income taxes	—	220	383

Consolidated net loss	(9,970)	(10,148)	(14,179)
Less: Net loss attributable to noncontrolling interest	468	630	—

Net loss attributable to Identive Group, Inc.	$(9,502)	$(9,518)	$(14,179)

Basic and diluted loss per share attributable to Identive Group, Inc:
Loss from continuing operations	$(0.18)	$(0.23)	$(0.66)

Income from discontinued operations	$—	$0.01	$0.02

Net loss	$(0.18)	$(0.22)	$(0.64)

Weighted average shares used to compute basic and diluted loss per share	53,748	42,722	22,047

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2011, 2010 and 2009

	Identive Group, Inc. Stockholders						Noncontrolling Interest	Total Equity	Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income
(In thousands)	Shares	Amount
Balances, January 1, 2009	16,362	$16	$229,788	$(2,777)	$(202,199)	$3,298	$—	$28,126

Issuance of common stock in connection with acquisition	9,391	10	23,775	—	—	—	—	23,785
Stock-based compensation expense	—	—	347	—	—	—	—	347
Comprehensive loss:
Net loss	—	—	—	—	(14,179)	—	—	(14,179)	(14,179)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(139)	—	(139)	$(139)

Comprehensive loss									$(14,318)

Balances, December 31, 2009	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Issuance of common stock in connection with acquisitions	17,900	18	38,758	—	—	—	—	38,776
Fair value of stock options converted in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with Bluehill ID acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	88	—	199	—	—	—	(199)	—
Issuance of common stock upon exercise of options	7	—	11	—	—	—	—	11
Issuance of common stock in connection with stock bonus and incentive plans	99	—	174	—	—	—	—	174
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement, net of issuance costs	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for settlement of pre-acquisition liabilities	150	—	343	—	—	—	—	343
Noncontrolling interest in connection with Bluehill ID acquisition	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	330	—	—	—	—	330
Comprehensive loss:
Net loss	—	—	—	—	(9,518)	—	(630)	(10,148)	$(10,148)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(2,836)	(325)	(3,161)	(3,161)

Comprehensive loss									$(13,309)

Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2011, 2010 and 2009

	Identive Group, Inc. Stockholders						Noncontrolling Interest	Total Equity	Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income
(In thousands)	Shares	Amount
Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans	567	1	1,461	—	—	—	—	1,462
Shares issued to board members as incentive/board fees	60	—	166	—	—	—	—	166
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Issuance of common stock upon exercise of options	21	—	57	—	—	—	—	57
Stock-based compensation expense	—	—	439	—	—	—	—	439
Stock-based compensation expense for ESPP	—	—	134	—	—	—	—	134
Stock-based compensation expense for options grants in connection with stock bonus and incentive plans	—	—	672	—	—	—	—	672
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Comprehensive loss:
Net loss	—	—	—	—	(9,502)	—	(468)	(9,970)	$(9,970)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	1,715	(103)	1,612	1,612

Comprehensive loss									$(8,358)

Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,398)	$2,038	$1,792	$97,471

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net loss	$(9,970)	$(10,148)	$(14,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(220)	(383)
Deferred income taxes	(2,098)	(204)	(2,056)
Depreciation and amortization	5,581	4,696	1,061
Accretion of interest to related party liability	748	772	525
Interest on debt note, bank line of credit and mortgage loan	223	79	—
Remeasurement of contingent consideration	510	221	—
Stock-based compensation expense	1,227	2,352	347
Gain on disposal of fixed assets	—	—	(1,417)
Impairment of intangibles	—	—	647
Loss and impairment on equity investments	—	—	2,244
Changes in operating assets and liabilities:
Accounts receivable	2,140	(4,400)	4,855
Inventories	1,923	(2,053)	1,483
Income taxes receivable	(44)	148	811
Other assets	570	(371)	331
Accounts payable	(2,112)	3,307	25
Liability to related party	(1,042)	(1,081)	(516)
Accrued expenses	(2,564)	(1,971)	722
Deferred revenue	(291)	1,054	—
Income taxes payable	555	(539)	(171)

Net cash used in operating activities from continuing operations	(4,645)	(8,358)	(5,671)
Net cash used in operating activities from discontinued operations	—	(941)	(258)

Net cash used in operating activities	(4,645)	(9,299)	(5,929)

Cash flows from investing activities:
Capital expenditures	(1,728)	(758)	(727)
Net cash (paid for) acquired from acquisitions	(5,154)	3,881	(10,892)
Proceeds from sale of assets, net	—	—	2,087
Sales and maturities of short-term investments	—	1,015	—

Net cash (used in) provided by investing activities	(6,882)	4,138	(9,532)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,212	11,532	—
Payments on debt note and mortgage loan	(1,102)	(53)	—
Changes in bank line of credit, net	(605)	98	—
Proceeds from issuance of common stock upon options exercised	57	—	—
Proceeds from issuance of common stock upon warrants exercised	1,076	—	—

Net cash provided by financing activities	17,638	11,577	—

Effect of exchange rates on cash and cash equivalents	329	(453)	(253)

Net increase (decrease) in cash and cash equivalents	6,440	5,963	(15,714)
Cash and cash equivalents at beginning of year	10,799	4,836	20,550

Cash and cash equivalents at end of year	$17,239	$10,799	$4,836

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with business combinations	$3,024	$41,254	$23,785

Conversion of stock options in connection with business combinations	$—	$3,007	$—

Common stock issued in connection with contingent consideration	$316	$343	$—

Common stock issued in connection with stock bonus and incentive plans	$1,628	$174	$—

Stock option grants issued in connection with stock bonus and incentive plans	$672	$—	$—

Common stock issued to affiliates for conversion of loan	$—	$291	$—

Debt note issued in connection with business acquisition	$—	$1,990	$—

Fair value of contingent consideration in connection with business combinations	$5,060	$298	$—

Cash paid for interest expense	$1,049	$865	$487

Income taxes paid	$50	$91	$792

Property and equipment subject to accounts payable	$979	$—	$—

Income taxes received	$83	$14	$(1,078)

See notes to consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identive Group, Inc. (“Identive” or the “Company,”) provides secure identification (“Secure ID”) solutions that combine the convenience of radio frequency identification (“RFID”) with the security of smart card technology to enable people to easily and securely interact with and manage digital devices, systems and data. The Company’s offerings include hardware products, software, integrated systems and services to address the global markets for credential management, physical and logical or cyber access control, integrated ID solutions and a host of near field communications (“NFC”) and RFID-enabled applications for customers in the government, enterprise, consumer, education, healthcare and transportation sectors. Identive’s growth model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion.

On April 30, 2009, the Company acquired Hirsch Electronics Corporation (“Hirsch”), a privately-held California corporation that designs, engineers, manufactures and markets software, hardware and services in the security management system/physical access control market. On January 4, 2010, the Company acquired Bluehill ID AG (“Bluehill ID”), a Swiss industrial holding group focused on the radio frequency identification (RFID)/identification and security industries. On April 14, 2010, the Company acquired RockWest Technology Group LLC (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. On November 19, 2010, the Company acquired FCI Smartag Pte., Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and NFC labels used to enable secure payments with mobile devices. On May 2, 2011, the Company acquired 95.8% of the shares of idOnDemand, Inc. (“idOnDemand”), a privately-held provider of cloud-based identity management services based in Pleasanton, California. The remaining shares of idOnDemand were acquired on January 9, 2012. On July 18, 2011, through its Multicard AG subsidiary, the Company acquired polyright SA (“polyright”), a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry. The results for the acquired businesses are included in the Company’s consolidated statements of operations since their respective dates of acquisition. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Business areas of focus within Identive include the ID Infrastructure business unit, formerly SCM Microsystems and Arygon Technologies; the Transponder business unit, formerly ACiG Technology, Smartag, Syscan ID and TagStar Systems; and the Hirsch Identive, idOnDemand and Multicard business units. Corporate headquarters are co-located with the headquarters of the Company’s Hirsch Identive business unit in Santa Ana, California and European operational headquarters are in Ismaning, Germany. The Company maintains facilities in Chennai, India for technology research and development and in Australia, Canada, Germany, Hong Kong, Japan, the Netherlands, Singapore, Switzerland, the UK and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include an allowance for doubtful accounts receivable, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and goodwill, liability for contingent consideration, accruals of product warranty, restructuring accruals, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Cash Equivalents — The Company considers all highly liquid debt investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist primarily of amounts held in treasury money market funds. Amounts held primarily in treasury money market funds totaled approximately $1,506,000 and $36,000 at December 31, 2011 and 2010, respectively.

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

Inventories — Inventories are stated at the lower of standard cost, which approximates cost, or market value. Inventory is written down for excess inventory, technical obsolescence and no ability to sell based primarily on historical sales and expectations forfuture use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixture and office equipment, five to seven years for plant and machinery, five years for automobiles, three years for purchased software and twenty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment level. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any. The implied fair value of goodwill as determined above is compared to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., write goodwill down to the implied fair value of goodwill amount).

The Company determines the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verifies the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that the Company make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs and working capital changes. In addition, the Company makes assumptions about the estimated cost of capital and other relevant variables, as required, in estimating the fair value of its reporting units. The projections used by the Company in its DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of the Company’s reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. As discussed in Note 8 below, the Company performed its annual impairment analysis as of December 1, 2011 and no impairment existed at that time.

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and certain identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized over the estimated useful lives of the related assets as disclosed in Note 8 below. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets, where the Company has determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. The Company evaluates indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 350. The Company performs the impairment test of the indefinite lived intangible assets by calculating the fair value of such intangible assets and comparing the fair value of the intangible assets with the carrying amount. If the carrying amount of such intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As discussed in Note 8 below, no impairment existed as of year-end.

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

Revenue Recognition — Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by credit checks and customer payment histories. The Company records accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

In 2011, the Company adopted the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company has assessed the effects of ASU 2009-13 and ASU 2009-14 and has concluded that the adoption of these standards had no material impact on the condensed consolidated results of operations and financial position for the year ended December 31, 2011. This was because the Company’s determination of separate units of accounting in a multiple element arrangement under the previous standard (ASC 605-25, Multiple Elements Arrangements) is not impacted by ASU 2009-13. ASU 2009-13 generally does not change the determination of units of accounting for the Company’s revenue arrangements. The Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any impact during the year ended December 31, 2011 and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of the Company’s hardware products are bundled with its professional services and maintenance contracts, and in some cases with its software products. Professional services include security system integration, system migration, database conversion services, etc. In such multiple element arrangements, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The Company accounts for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. The revenue from professional services contracts is recognized upon completion of such services and the revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. If the professional services project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.

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

Freight Costs — The Company reflects the cost of shipping its products to customers as a cost of revenue. Reimbursements received from customers for freight costs are recognized as revenue.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Such changes in recognition or measurement might result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note 11 below for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005, including employee stock options, restricted stock awards, performance share awards, employee stock purchase plan, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company elected to use the modified prospective transition method as permitted by ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award.

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

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is estimates the expected forfeiture rate and recognizes expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash and cash equivalents in money market funds with high-quality institutions and, therefore, bear minimal risk. The Company primarily sells its products to customers in the U.S., Asia and Europe. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2011 or December 31, 2010. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted earnings per share as their effect is anti-dilutive.

Comprehensive Loss — ASC Topic 220, Comprehensive Income (“ASC 220”) requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss for the years ended December 31, 2011, 2010 and 2009 has been disclosed within the consolidated statements of shareholders’ equity and comprehensive loss. Other accumulated comprehensive income includes net foreign currency translation gains (losses) that are excluded from net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recorded a currency (loss) gain of $(0.4) million in 2011, $(0.2) million in 2010 and $0.1 million in 2009.

As of September 30, 2011, the Company recorded a prior-period adjustment of $1.3 million related to foreign currency translation of goodwill and intangible assets which were acquired as a result of its acquisition of Bluehill ID on January 4, 2010. Upon its acquisition of Bluehill ID, the Company had not pushed down goodwill and intangible assets in 2010 in accordance with ASC 830-30-45-11 and the entire amount of goodwill and intangible assets were recorded at the parent level. The related amounts of goodwill and intangible assets were designated in Euros and were translated to the reporting currency at each reporting period until the second quarter of 2011. During the third quarter of 2011, the Company decided to push-down the goodwill and intangible assets to each legal entity to which they related in their relevant functional currencies, which in some cases was different than the Euro. As of September 30, 2011, the translated amounts of goodwill and intangible assets to the reporting currency were different than had they been translated under the old methodology in 2010. As a result, the Company recorded an adjustment of $1.3 million to goodwill and intangible assets with an offset to other comprehensive loss for the nine month period ended September 30, 2011. The Company has concluded that the effect of the adjustment was immaterial to the Company’s 2010 annual, 2011 quarters and 2011 full year financial statements. As a result, the Company will not amend its previous filed financial statements with the Securities and Exchange Commission.

Recent Accounting Pronouncements and Accounting Changes

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other, ASC Topic 350, Testing for Impairment (“ASU 2011-08”). ASU 2011-08 amends the guidance in ASC 350-20, Intangibles-Goodwill and Other-Goodwill. The intent of this ASU is to simplify how entities, both public and non-public, test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step zero) as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20. This guidance is effective for annual and interim tests performed in fiscal years beginning on or after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of ASU 2011-08 effective December 1, 2011 at the time of its annual goodwill impairment test, however the Company by-passed the qualitative assessment for all reporting units for its 2011 annual goodwill impairment test and proceeded directly to performing the first step of the two-step goodwill impairment test. The Company will evaluate whether it will perform the qualitative assessment in fiscal year 2012.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12 does not change the primary provisions of ASU 2011-05, which eliminate the option to present the components of other comprehensive income as part of the statement of equity. Both ASU 2011-12 and ASU 2011-05 are effective in the first quarter of fiscal 2012 and should be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-05 on its consolidated financial statements but does not believe that it will have an impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ASU Topic 820, Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective in the first quarter of fiscal 2012. Early application by public companies is not permitted. The Company’s adoption of ASU 2011-04 is not expected to have an impact on its consolidated results of operations or financial condition.

2. Acquisitions

Acquisition of polyright SA

Multicard AG, a subsidiary of the Company, completed the acquisition and acquired all of the outstanding shares of polyright SA (“polyright”), on July 18, 2011 (“polyright acquisition date”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright management. The sellers may receive aggregate potential earn-out payments payable in shares of the Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of such shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of the Company’s annual results, and will be subject to a two-year lockup. polyright is a provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry.

Founded in 1997 and with offices in Sion, Zurich and Lausanne, polyright is a provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry in Switzerland. polyright’s core competence is the development, installation and maintenance of single-credential, multi-function identity management and cashless payment solutions integrated with third-party systems such as enterprise resource planning or access control. polyright’s platform allows integration of such functions as personnel and user management, physical and logical access control, cashless payment, and use of third-party services such as car parking, bicycle/vehicle rental, printing and photocopying and similar applications. The Company believes that polyright’s position in the education and healthcare markets in Switzerland provides a strong addition to its Multicard business in the loyalty and commercial sectors, and polyright’s relationship with leading clients in Switzerland as well as its direct link to consumers is an important attraction for the Company.

The polyright acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and obligations related to deferred revenue and earn-out payments. The following table summarizes the fair value of total consideration transferred for the polyright acquisition, the total fair value of net identifiable assets acquired at the polyright acquisition date and the resulting goodwill recorded (in thousands):

Cash consideration	$3,133
Fair value of contingent consideration	302

Fair value of total consideration transferred	3,435
Fair value of net identifiable assets acquired	(716)

Goodwill	$2,719

The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the acquisition agreement. These contingent payments were probability weighted and discounted to present value. An additional discount was applied to reflect the restriction on the resale or transfer of such shares. The key assumptions used in calculating the fair value of contingent consideration are as follows: 21.7% discount rate and probability adjusted revenues between $2.9 million and $7.1 million. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of December 31, 2011, there were no significant changes in the range of outcomes for contingent consideration recognized as of the acquisition date, although the Company recognized $42,000 of expenses as a result of passage of time (reduced impact of discounting) in accordance with ASC 480 which has been included in general and administration expenses in the consolidated statement of operations.

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

Of the total purchase consideration, $2.7 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the polyright acquisition is largely attributable to the synergies expected to be realized and is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350. None of the goodwill recorded as part of the polyright acquisition will be deductible for income tax purposes.

The amounts of revenue and earnings of polyright included in the Company’s consolidated statement of operations from the polyright acquisition date through December 31, 2011 are as follows (in thousands):

Revenues	$3,496
Net loss	$524

Acquisition of idOnDemand, Inc.

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company has acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. idOnDemand was a privately held corporation and is a provider of service-based identity credential provisioning and management. idOnDemand is headquartered in Pleasanton, California and maintains data centers in Santa Clara, California and Canberra, Australia. Initial consideration at closing consisted of approximately $2.4 million in cash and 995,675 shares of the Company’s common stock. Shares issued at closing to the Selling Shareholders are subject to a three-year lock-up period from the closing date of the acquisition. Of the total initial share consideration paid to the Selling Shareholders, 407,289 shares were released in November 2011 from the lock-up on the six-month anniversary of the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period.

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

idOnDemand is a pioneer of the Software as a Service (SaaS) business model, delivering a managed identity service that allows organizations to use a single, globally-trusted credential for secure access to buildings, computers, mobile devices and corporate information stored in the cloud. Moreover, idOnDemand’s service-based solutions provide identity management at a lower cost and with more control than traditional in-house systems. Based on its own strong IP portfolio and IP licensed from ActivIdentity, idOnDemand’s technology supports a range of corporate standards, including the strict security and authentication requirements of U.S. government specifications. idOnDemand’s SaaS model enhances the Company’s ability to provide electronic security credentials for employees, citizens and consumers, with one of the most cost-effective and secure approaches available. idOnDemand’s commitment to a standards-based approach and its ability to customize solutions is very attractive to the Company, as this significantly decreases the challenge and expense of converging physical access systems with IT security. Additionally, this transaction further strengthens Identive’s position in the growing NFC solutions market through idOnDemand’s patent-pending One-Time Password (“OTP”) corporate mobile authentication technology.

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Company obtained additional information related to idOnDemand’s customer base and product offerings which impacted the preliminary purchase price allocation and measurement of contingent consideration. As a result of this new information, the fair value of contingent consideration, the fair value of noncontrolling interest as well as the fair value of net identifiable assets acquired was decreased by $5.3 million, $0.2 million and $0.3 million, respectively as of September 30, 2011, with a corresponding adjustment to goodwill. The following table summarizes the remeasured fair value of total consideration for idOnDemand controlling and noncontrolling interest, the total fair value of net identifiable assets acquired at the idOnDemand acquisition date and the resulting goodwill recorded (in thousands):

Cash consideration	$2,396
Fair value of common stock	3,024
Fair value of contingent consideration	4,758

Fair value of total consideration transferred	10,178
Fair value of noncontrolling interest	468

Fair value of controlling and noncontrolling interest	10,646
Fair value of net identifiable assets acquired	(2,847)

Goodwill	$7,799

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the idOnDemand acquisition date of $3.64 per share and then discounted to reflect the restriction on the resale or transfer of shares under the Securities Act. The fair value of the contingent consideration was based on achieving certain revenue and profit targets as defined under the Stock Purchase Agreement. These contingent payments were probability weighted and also discounted to present value. The key assumptions in calculating the fair value of contingent consideration are as follows: 22.9% discount rate and probability adjusted revenues between $1.6 million and $14.5 million. The fair-value of the contingent consideration was classified as liability in accordance with ASC 480. As of December 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of idOnDemand, although the Company recognized $0.7 million of expenses as a result of passage of time (reduced impact of discounting) in accordance with ASC 480 which has been included in general and administration expenses in the consolidated statement of operations. The acquisition-date fair value of the noncontrolling interests is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in idOnDemand. Subsequent to the year-end, the Company acquired the remaining noncontrolling interests in January 2012 and idOnDemand is now a 100% owned subsidiary.

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

Intangible assets of $4.3 million consist primarily of developed technology, patents, customer relationships, trade secrets, order backlog, and trade name. Developed technology, patents and trade secrets relate to idOnDemand’s technology and knowhow which is currently generating revenue. Customer relationships relate to idOnDemand’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived from the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology, patents and trade name were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 18% was used to value developed technology and trade name and 20% to value patents. The customer relationships and trade secrets were valued using the income approach based on DCF and using a discount rate of 20%. The discount rates used in the present value calculations were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets of $4.3 million are subject to amortization and the Company expects to amortize these intangible assets on a straight-line basis over their expected useful lives of approximately one to twelve years.

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

The Company recognized $0.2 million of acquisition-related costs that were expensed in the year ended December 31, 2011. These costs are included as part of general and administration costs in the consolidated statement of operations.

The amounts of revenue and earnings of idOnDemand included in the Company’s consolidated statement of operations from the idOnDemand acquisition date through December 31, 2011 are as follows (in thousands):

Revenues	$841
Net loss	$2,557

Acquisition of FCI Smartag Pte. Ltd.

The Company completed the acquisition of FCI Smartag Pte. Ltd. (“Smartag”) on November 19, 2010 (the “Smartag acquisition date”). The Company paid approximately $3.2 million to acquire all the shares and intellectual property of Smartag, consisting of a one-time cash payment at the close of the transaction of $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date.

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

Acquisition of RockWest Technology Group LLC (now doing business as Multicard U.S.)

The Company completed the acquisition of RockWest Technology Group LLC (“RockWest”) on April 14, 2010 (the “RockWest acquisition date”). As a part of the purchase consideration for the acquisition, the Company issued an aggregate of 2.6 million restricted shares of its common stock to the sellers of RockWest. The shares issued to the Sellers are subject to a 24-month lock-up from the closing date of the acquisition. Additionally, the Sellers are eligible to receive limited earn-out payments (“contingent consideration”), based on achieving certain revenue and profit targets as defined under the Share Purchase Agreement, in the form of shares of common stock subject to a 12-month lock-up period.

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

Acquisition of Bluehill ID AG

The Company completed the acquisition of Bluehill ID AG (“Bluehill ID”) on January 4, 2010 (the “Bluehill acquisition date”), in accordance with the Business Combination Agreement dated as of September 20, 2009, as amended (the “Business Combination Agreement”). A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were exchanged for a total of 15,299,797 new shares of the Company’s common stock.

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

Pro forma financial information:

The results for the acquired polyright, idOnDemand, Smartag and RockWest businesses are included in the Company’s consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the polyright, idOnDemand, Smartag, and RockWest acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the year ended December 31, 2011 and 2010 are as follows (in thousands, unaudited):

	Year Ended December 31,
	2011	2010
Revenues	$106,232	$99,947
Net loss	(11,323)	$15,048
Weighted average common shares outstanding used in loss per common share — basic and diluted	54,743	46,317

Net loss per common share — basic and diluted	$(0.21)	$0.32

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and 2010 and are as follows (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$1,506	$—	$—	$1,506	$36	$—	$—	$36

Liabilities:
Contingent consideration	$—	$—	$5,765	$5,765	$—	$—	$519	$519

Money market fund deposits are included in cash and cash equivalents on the Company’s consolidated balance sheets.

As discussed in Note 2 above, the sellers of polyright, idOnDemand and RockWest are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement and is payable in shares of the Company’s common stock. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involved management judgment and assumptions about achieving revenue and profits targets and discount rates. The fair value of the contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. The contingent consideration above as of December 31, 2011 and December 31, 2010, includes the short-term portion of zero and $0.5 million, respectively, relating to the RockWest acquisition and $0.1 million and zero, respectively, relating to the polyright acquisition, which is included in the other accrued expenses and liabilities in the consolidated balance sheets. As of December 31, 2011, the Company remeasured the total contingent consideration to fair value and recognized $0.5 million as an expense during the year ended December 31, 2011, which has been included in general and administration in the consolidated statements of operations. Below is the summary of contingent consideration by acquisition (in thousands):

	2011				2010
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
RockWest	$960	$281	$(238)	$—	$960	$—	$221	$519
idOnDemand	$21,000	$—	$706	$5,463	$—	$—	$—	$—
polyright	$600	$—	$42	$302	$—	$—	$—	$—

	$22,560	$281	$510	$5,765	$960	$—	$221	$519

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of December 31, 2011 and 2010, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

4. Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2011. Identive’s Board of Directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of Identive’s Board of Directors, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

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

Public Offering

In May 2011 the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering for a net consideration of approximately $18.2 million after incurring approximately $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

Private Placement

In November 2010, the Company issued 4,097,626 shares of common stock at a price of $2.525 per share and warrants to purchase an additional 4,097,626 shares of its common stock at an exercise price of $2.65 per share in a private placement to accredited and other qualified investors (the “Investors” or “Warrant holders”), for net consideration of approximately $9.6 million after incurring approximately $0.8 million as issuance costs related to the private placement. The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. Any portion of warrants not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $6.3 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares.

During the year ended December 31, 2011, the Company issued 0.4 million shares of its common stock to the warrant holders upon exercise of the warrants as disclosed in the consolidated statements of equity and comprehensive loss.

Acquisition Warrants

As part of the consideration paid by the Company in connection with the acquisition of Hirsch Electronics, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction will become exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $1.5 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares.

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of fair market value of the Company’s common stock at the beginning of or end of the applicable offering period. Each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011 and no shares have been issued as of December 31, 2011. The Company recognized approximately $134,000 in stock compensation expense related to ESPP during the year ended December 31, 2011, of which approximately $21,000 is included in cost of revenue, approximately $31,000 in research and development, approximately $43,000 in sales and marketing and approximately $39,000 in general and administrative in the consolidated statements of operations. As of December 31, 2011, there was $0.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods.

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

In June 2010, Identive’s stockholders approved the 2010 Plan under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board (the “Committee”). An aggregate of 3.0 million shares of the Company’s common stock were reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. While the Company will maintain its current 2010 Plan for making performance-based awards to Participants, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Plan. As of December 31, 2011, a total of 0.7 million shares have been issued pursuant to the 2010 Plan, of which 0.1 million were issued during the fiscal year ended December 31, 2010 as disclosed in the consolidated statements of equity and comprehensive loss.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The plan is to provide stock options, stock units, restricted shares, and stock appreciation rights to be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock plus any remaining common stock available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan.

Stock-Based Compensation Expense (Share Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$5	$0	$—
Research and development	39	86	—
Selling and marketing	108	290	—
General and administrative	503	1,647	—

Total	$655	$2,023	$—

Of the total amounts for the years ended December 31, 2011, 2010 and 2009, an amount of $0.4 million, $1.9 million and zero was accrued for and included in the accrued compensation and related benefits in the consolidated balance sheets as of December 31, 2011, 2010 and 2009, respectively.

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

As of December 31, 2011, an aggregate of approximately 0.3 million granted options were outstanding under Director Option Plan and 1997 Stock Option Plan, 0.3 million granted options were outstanding under the

2000 Stock Option Plan, 1.4 million granted options were outstanding under the 2007 Plan, and 0.3 million granted options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the year ended December 31, 2011 is as follows:

	Shares Available for Grant	Stock Options				Stock Awards
		Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2009 (1,042,442 exercisable at $9.04)	1,135,219	1,836,691	$6.51	$13,652	5.62
Authorized	2,000,000
Granted	(791,687)	791,687	$2.46			0	0
Cancelled or Expired	143,842	(283,107)	$11.24

Balance at December 31, 2009 (1,094,194 exercisable at $6.60)	2,487,374	2,345,271	$4.57	$21,736	5.48

Authorized	5,080,000
Granted	(167,947)	69,250	$1.88			98,697	$174,350
Cancelled or Expired	142,850	(596,833)	$7.36
Exercised		(7,500)	$1.50

Balance at December 31, 2010 (1,100,076 exercisable at $4.11)	7,542,277	1,810,188	$3.56	$128,300	4.66

Authorized	4,000,000
Granted	(1,447,980)	820,716	$2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,082)	$7.27
Exercised		(21,001)	$2.36

Balance at December 31, 2011	10,114,332	2,266,821	$2.86	$49,298	5.9

Vested or expected to vest at December 31, 2011		2,179,800	$2.88	$41,895	5.83

Exercisable at December 31, 2011		1,698,588	$3.00	$11,929	5.43

The following table summarizes information about options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.51 - $ 2.40	563,087	5.59	$2.25	296,608	$2.32
$ 2.41 - $ 2.64	762,876	8.46	2.55	538,203	2.59
$ 2.65 - $ 3.12	535,960	4.12	2.99	476,607	2.99
$ 3.13 - $ 8.34	399,898	3.94	4.01	382,170	4.01
$8.35 - $10.74	5,000	0.52	10.74	5,000	10.74

$ 1.51- $10.74	2,266,821	5.90	$2.86	1,698,588	$3.00

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2011, 2010, and 2009 was $2.53, $1.88 and $1.38, respectively. During the years ended December 31, 2011, 2010, and 2009, 21,001, 7,500, and zero options, respectively, were exercised. Cash proceeds from the exercise of stock options were $56,591, $11,250 and zero during the years ended December 31, 2011, 2010, and 2009, respectively.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for each of the three years ended December 31:

	2011	2010	2009
Risk-free interest rate	0.69%	1.58%	1.81%
Expected volatility	102.4%	89%	75%
Expected term in years	4.24	3.92	4.00
Dividend yield	None	None	None

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Volatility: The Company’s computation of expected volatility for the three years ended December 31, 2011 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2011 based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rates: Compensation expense recognized in the consolidated statements of operations for the three years ended December 31, 2011 is based on awards ultimately expected to vest, and reflects estimated forfeitures. ASC 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$15	$14	$15
Research and development	12	(14)	30
Selling and marketing	333	222	159
General and administrative	79	330	143

Stock-based compensation expense before income taxes	$439	$552	$347
Income tax benefit	0	0	0

Stock-based compensation expense after income taxes	$439	$552	$347

At December 31, 2011, there was $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of two years.

Common Stock Reserved for Future Issuance

As of December 31, 2011, the Company has reserved an aggregate of approximately 14.4 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 8.0 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 2.3 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 2.0 million shares are reserved for future issuance under the ESPP and approximately 2.1 million shares are reserved for future issuance under the Bluehill Plans.

As of December 31, 2011, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of December 31, 2011, the Company has reserved an aggregate of approximately 2.6 million shares of common stock for future issuance for the contingent consideration in connection with its acquisition of idOnDemand and polyright, consisting of approximately 2.5 million shares for idOnDemand and approximately 0.1 million shares for polyright.

As of December 31, 2011, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with the November 2010 private placement as described above and approximately 4.9 million shares pursuant to outstanding warrants in connection with the Hirsch acquisition.

Comprehensive Loss Attributable to Identive Group, Inc.

Comprehensive loss consists of the following (in thousands):

	Year Ended December 31
	2011	2010	2009
Net loss	$(9,970)	$(10,148)	$(14,179)
Other comprehensive loss
Change in foreign currency translation adjustment	(1,612)	(3,161)	(139)

Total comprehensive loss	(11,582)	(13,309)	(14,318)
Less: comprehensive loss attributable to noncontrolling interest	571	955	—

Comprehensive loss attributable to Identive Group, Inc.	$(11,011)	$(12,354)	$(14,318)

5. Net Loss per Common Share Attributable to Identive Group, Inc.

The following table sets forth the computation of basic and diluted net loss per common share attributable to Identive Group, Inc. (in thousands, except per share amounts):

	For the Years Ended
	December 31,
	2011	2010	2009
Net loss attributable to Identive Group, Inc.:
Continuing operations	$(9,502)	$(9,738)	$(14,562)
Discontinued operations	—	220	383

Net loss attributable to Identive Group, Inc.	$(9,502)	$(9,518)	$(14,179)

Weighted average shares used in (loss) income per common share — basic and diluted	53,748	42,722	22,047
Net (loss) income per common share attributable to Identive Group, Inc. — basic and diluted
Continuing operations	$(0.18)	$(0.23)	$(0.66)
Discontinued operations	$—	$0.01	$0.02

Net loss per common share attributable to Identive Group, Inc. — basic and diluted	$(0.18)	$(0.22)	$(0.64)

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2011, 2010, and 2009, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the years ended December 31, 2011, 2010, and 2009, the total number of shares excluded from diluted loss per share relating to these securities was 2,181,441, 2,675,297, and 52,330, respectively in each period.

6. Inventories

The Company’s inventories are stated at the lower of standard cost, which approximates actual cost, or market. Inventories consist of (in thousands):

	December 31
	2011	2010
Raw materials	$4,243	$4,164
Work in progress	160	241
Finished goods	4,860	6,179

Total	$9,263	$10,584

7. Property and Equipment

Property and equipment, net consists of (in thousands):

	December 31
	2011	2010
Land, building and leasehold improvements	$2,277	$2,082
Furniture, fixture and office equipment	5,755	5,601
Plant and machinery	5,255	3,485
Automobiles	—	61
Purchased software	1,299	1,279

Total	14,586	12,508
Accumulated depreciation	(7,887)	(7,135)

Property and equipment, net	$6,699	$5,373

The Company recorded depreciation expense, including amortization expense on capitalized leased assets, in the amount of approximately $1.5 million, $1.0 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net increase of $0.8 million in accumulated depreciation is due to depreciation expense of $1.5 million recorded during the year, offset by $0.5 million change in foreign exchange rates between the balance sheet dates and disposal of fully depreciated assets of $0.2 million.

8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of December 31, 2011 and 2010 and changes in the carrying amount of goodwill (in thousands):

		Identity
	Total	Management	ID Products
Balance at December 31, 2009	$21,895	$21,895	$—
Goodwill acquired during the period	26,948	17,098	9,850
Currency translation adjustment	(1,717)	(1,038)	(679)

Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	10,518	10,518	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	642	365	277

Balance at December 31, 2011	$58,404	$48,838	$9,566

During the year ended December 31, 2011, the Company recorded goodwill of $10.5 million in connection with its acquisition of idOnDemand and polyright as described in Note 2 above. In addition, the Company also adjusted goodwill by $0.1 million in connection with its acquisition of Smartag as a measurement period adjustment. The goodwill related to the Bluehill and polyright acquisitions is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2011 and 2010 and concluded that there was no impairment to goodwill during the years ended December 31, 2011 and 2010.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

(In thousands)	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25-1 year	1 -2 years	12 years	6 -15 years	4 -15 years	1 - 3 years and Indefinite

Balance at December 31, 2009	$—	$—	$—	$4,600	$10,350	$7,800	$22,750

Acquired as part of Bluehill ID acquisition	734	—	—	784	10,918	1,491	13,927
Acquired as part of RockWest acquisition	30	—	—	—	2,210	—	2,240
Acquired as part of Smartag acquisition	(10)	—	—	160	70	40	260
Currency translation adjustment	(30)	—	—	(82)	(806)	(110)	(1,028)

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	$4,257
Acquired as a part of polyright acquisition	246	—	—	—	1,290	—	$1,536
Currency translation adjustment	(39)	—	—	8	373	86	$428

Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370

Accumulated Amortization:
Balance at December 31, 2009	$—	$—	$—	$208	$460	$—	$668

Amortization expense	728	—	—	385	2,525	1	3,639
Currency translation adjustment	(10)	—	—	2	(15)	—	(23)

Balance at December 31, 2010	$718	$—	$—	$595	$2,970	$1	$4,284
Amortization expense	235	120	44	715	2,946	37	$4,097
Currency translation adjustment	(5)	—	—	(15)	8	—	$(12)

Balance at December 31, 2011	$948	$120	$44	$1,295	$5,924	$38	$8,369

Intangible assets, net at December 31, 2011	$—	$180	$746	$6,875	$18,871	$9,329	$36,001

Intangible Assets, net at December 31, 2010	$6	$—	$—	$4,867	$19,772	$9,220	$33,865

During the year ended December 31, 2011, the Company recorded intangible assets of $5.8 million in connection with its acquisition of idOnDemand and polyright as described in Note 2 above. The intangibles acquired in connection with acquisitions of polyright and Bluehill ID are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible assets of $36.0 million and $33.9 million as of December 31, 2011 and December 31, 2010, respectively, include intangible assets which are not subject to amortization of $9.3 million and $9.2 million as of December 31, 2011 and December 31, 2010, respectively. Intangible assets subject to amortization will be amortized over their useful lives as mentioned in the table above. The Company performed its impairment test for both amortizable and unamortizable intangible assets in accordance with its accounting policy as of December 31, 2011 and 2010 and concluded that there was no impairment to intangible assets during the years then ended.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousand):

	Year Ended December 31
	2011	2010	2009
Cost of revenue	$1,114	$1,113	$208
Selling and marketing	$2,983	$2,526	$460

Total	$4,097	$3,639	$668

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31:
2012	$4,397
2013	3,962
2014	2,990
2015	2,989
2016 and thereafter	12,396

Total	$26,734

9. Related-Party Transactions

Prior to the acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who is now a Senior Vice President and a director of the Company. Following the acquisition, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

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

The Company recognized $0.8 million and $0.8 million of expense during the years ended December 31, 2011 and 2010, respectively, in its consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability for the next five years is as follows (in thousands):

Year ending December 31:
2012	$1,076
2013	1,131
2014	1,187
2015	1,247
2016 and thereafter	7,766
Present value discount factor	(4,028)

Total	$8,379

10. Debt Note, Mortgage Loan and Line of Credit Payable to Bank

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $134,000 and $3,000 during the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011 approximately $1.3 million was outstanding under the debt note, of which $0.8 million was shown as a current liability on the consolidated balance sheet.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,900, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $310,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $84,000 and $71,000 during the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010 approximately $0.8 million and $0.9 million, respectively was outstanding under the mortgage loan. As of December 31, 2011 and December 31, 2010, zero and approximately $0.2 million in advances were outstanding under the revolving line of credit.

In addition, one of the Company’s subsidiaries had a revolving line of credit payable to a bank. The revolving line of credit matured on March 10, 2011 and the balance was fully paid off on April 7, 2011. The Company recorded interest expense on the line of credit of $5,600 during the year ended December 31, 2011. As of December 31, 2010, approximately $0.2 million was outstanding under the revolving line of credit.

11. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2011	2010	2009
Income (loss) from continuing operations before income taxes:
U.S.	$(7,856)	$(3,131)	$(7,744)
Foreign	(3,555)	(7,582)	(8,367)

Loss from continuing operations before income taxes	$(11,411)	$(10,713)	$(16,111)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2011	2010	2009
Deferred:
Federal	$2,098	$341	$1,541
State	—	250	573
Foreign	—	—	306

	$2,098	$591	$2,420

Current
Federal	$(173)	$(166)	$(45)
State	(91)	22	(152)
Foreign	(393)	(102)	(674)

Total current	(657)	(246)	(871)

Total benefit (provision) for income taxes	$1,441	$345	$1,549

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Allowances not currently deductible for tax purposes	$4,557	$3,853
Net operating loss carryforwards	44,502	43,006
Accrued and other	214	139

	49,273	46,998
Less valuation allowance	(43,189)	(42,537)

	6,084	4,461
Deferred tax liability:
Depreciation and amortization	(9,202)	(9,795)
Other	(2,976)	(1,461)

Net deferred tax liability	$(6,094)	$(6,795)

During the year ended December 31, 2010, the Company would have had a tax expense of $0.5 million, except for the utilization of net operating loss carryforwards for which the Company had previously established a full valuation allowance. Because of the full valuation allowance recorded for the deferred tax assets, the benefit from the utilization of this tax attribute had not been previously recognized.

A valuation allowance of $43.2 million and $42.5 million at December 31, 2011 and December 31, 2010, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisitions of Hirsch and Bluehill ID, which are not deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $52.1 million for federal, $29.8 million for state and $99.7 million for foreign income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal purposes and have already begun to expire for state and foreign purposes.

The Tax Reform Act of 1986 (the “Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company completed its acquisition of Bluehill ID on January 4, 2010 which resulted in a stock ownership change as defined by the Act. This transaction resulted in limitations on the annual utilization of federal and state net operating loss carryforwards. As a result, the Company reevaluated its deferred tax assets available under the Act. The loss carryforward amounts, excluding the valuation allowance, presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Act. Since the valuation allowance was recorded against the loss carryforwards, this limitation did not result in an impact to the Company’s consolidated statement of operations for the year ended December 31, 2010.

The Company intends to distribute earnings from one of its foreign subsidiaries in 2012 and a deferred tax liability has been calculated for this future distribution. The Company has no present intention of remitting undistributed earnings of other foreign subsidiaries, and accordingly, no deferred tax liability has been established relative to these undistributed earnings.

The provision for taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	2011	2010	2009
Statutory federal tax rate	34%	34%	34%
Acquisition Adjustments	(2)%	(2)%	11%
State taxes, net of federal benefit	2%	3%	(0)%
Foreign taxes benefits provided for at rates other than U.S. statutory rate	(3)%	(1)%	(0)%
Change in valuation allowance	(17)%	(26)%	(27)%
Permanent Differences	(1)%	(5)%	(9)%
Other	0%	0%	1%

Effective income tax expense rate	13%	3%	10%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2011	2010	2009
Balance at January 1	$494	$357	$136
Additions based on tax positions related to the current year	0	19	63
Additions for tax positions of prior years	135	136	158
Reductions for tax positions of prior years	0	(18)	0

Balance at December 31	$629	$494	$357

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months.

In addition, as of December 31, 2011, 2010 and 2009, the Company recognized liabilities for unrecognized tax benefits of $2.6 million, $2.0 million and $2.0 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2011, 2010 and 2009. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, 2010 and 2009, approximately $172,000, $129,000 and $95,000, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2007. However, if loss carryforwards of tax years prior to 2007 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

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

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are “Identity Management Solutions & Services” (“Identity Management”) and“Identification Products & Components” (“ID Products”).

•

In the Identity Management segment the Company designs, supplies and manages solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined policies. The Company’s Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance convenience and speed for users while supporting greater security and compliance to regulatory requirements. The Company sells its Identity Management solutions under the Hirsch Identive,

idOnDemand and Multicard brands, as well as additional country or market specific brands. The Company’s Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including healthcare, banking, industrial, retail and critical infrastructure. Business units in the Identity Management segment include Hirsch Identive, idOnDemand and Multicard (which includes polyright) and these business units were aggregated based on similar economic characteristics and products offerings as well as type of customers.

•

In the ID Products segment the Company designs and manufactures both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The ID Products segment includes the results of the Company’s ID Infrastructure (formerly SCM Microsystems) and Transponder business units and these business units were aggregated based on similar economic characteristics and distribution channels as well as type of customers. The Company’s ID Infrastructure and Transponder products are primarily sold under the Identive brand.

The CODM reviews financial information and business performance for each operating segment and also at the Identity Management and ID Products reportable segment level. The Company evaluates the performance of its segments at the revenue and gross margin level. The CODM does not review operating expenses or asset information for purposes of assessing performance or allocating resources.

Summary information by segment for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Identity Management:
Revenues from external customers	$56,473	$47,521	$17,408
Intersegment revenue	375	348	584

Total Identity Management revenue	56,848	47,869	17,992
Elimination of intersegment revenues	(375)	(348)	(584)

Total revenue	$56,473	$47,521	$17,408

Gross profit	$25,556	$25,013	$10,222

Gross profit %	45%	53%	59%
ID Products:
Revenues from external customers	$46,235	$37,322	$23,907
Intersegment revenue	5,304	2,078	309

Total ID Products revenue	51,539	39,400	24,216
Elimination of intersegment revenues	(5,304)	(2,078)	(309)

Total revenue	$46,235	$37,322	$23,907

Gross profit	$17,246	$12,345	$9,122

Gross profit %	37%	33%	38%
Total:
Net revenue	$102,708	$84,843	$41,315
Gross profit	42,802	37,358	19,344
Gross profit %	42%	44%	47%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Revenues:
Americas	$43,754	$46,793	$24,712
Europe	42,171	29,824	10,005
Asia-Pacific	16,783	8,226	6,598

Total	$102,708	$84,843	$41,315

Revenues:
Americas	43%	55%	60%
Europe	41%	35%	24%
Asia-Pacific	16%	10%	16%

Total	100%	100%	100%

No customers exceeded 10% of total revenue for 2011, 2010 or 2009. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2011 or 2010.

The Company tracks assets by physical location. Long-lived assets by geographic location as of December 2011, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2011	2010	2009
Property and equipment, net:
Americas	$656	$411	$242
Europe	3,970	1,267	385
Asia-Pacific	2,073	3,695	56

Total	$6,699	$5,373	$683

13. Other Financial Information

Loss and Impairment on Equity Investment and Intangible Assets

On October 1, 2008, the Company entered into a Stock Purchase Agreement with TranZfinity, Inc., a privately held entity (“TranZfinity”), pursuant to which the Company purchased a 33.7% ownership interest for an aggregate purchase price of $2.5 million. This investment was accounted for using the equity method of accounting. In addition, the Company had entered into an Exclusive Cooperation Agreement on April 17, 2008 with TranZfinity (the “Cooperation Agreement”), which was amended in July 2009. The terms of the Cooperation Agreement, as amended, required TranZfinity to work with the Company to develop modular USB devices for the Company’s product portfolio and to supply the Company’s customers with TranZfinity’s application software and services supporting those devices. Pursuant to the Cooperation Agreement, the Company paid TranZfinity an exclusivity fee of $0.8 million for the right to be the exclusive provider of those products. The Company capitalized these payments and was recording amortization expense based on the estimated useful life.

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

Gain on Sale of Assets

During 2009, the Company recorded a $1.4 million gain on the sale of assets, which included a gain of $1.2 million on the sale of its office building in India and a gain of $0.2 million on the sale of certain non-core patents that were unrelated to its current business.

Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital TV solutions business. Gain from discontinued operations in all periods was mainly related to changes in estimates for lease commitments and termination of its lease agreement for premises leased in the UK and USA.

Restructuring

In 2010, the Company implemented a restructuring plan (the “2010 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2010 Restructuring Plan included a worldwide workforce reduction, the restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of $0.3 million related to the closure and consolidation of facilities as well as headcount reductions.

14. Legal Proceedings

From time to time, the Company could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on the Company’s financial condition, results of operations or cash flows.

15. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2011 expire at various dates during the next five years.

The Company recognized rent expense of $2.0 million, $2.2 million and $1.4 million in its consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of December 31, 2011:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2012	$2,566	$7,942	$493	$11,001
2013	1,563	6	7	1,576
2014	647	—	—	647
2015	185	—	—	185
2016 and thereafter	47	—	—	47

	$5,008	$7,948	$500	$13,456

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

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2011 and 2010:

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30	September 30	December 31
2011:
Net revenue	$22,420	$25,612	$26,752	$27,924
Gross profit	9,380	10,214	11,830	11,378
Loss from operations	(2,043)	(2,974)	(3,026)	(2,183)
Loss from continuing operations attributable to Identive Group, Inc	(1,862)	(1,557)	(3,686)	(2,397)
Gain from discontinued operations, net of income taxes	0	0	0	0
Net loss attributable to Identive Group, Inc	(1,862)	(1,557)	(3,686)	(2,397)
Basic and diluted income (loss) per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.06)	$(0.04)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share:	47,741	52,001	57,579	57,574

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30	September 30	December 31
	Restated (1)
2010:
Net revenue	$15,346	$21,178	$20,511	$27,808
Gross profit	6,737	9,844	8,948	11,829
Loss from operations	(5,489)	(1,658)	(2,251)	(480)
Loss from continuing operations attributable to Identive Group, Inc.	(5,975)	(859)	(2,001)	(903)
Gain (loss) from discontinued operations, net of income taxes	(77)	170	(24)	151
Net loss attributable to Identive Group, Inc.	(6,052)	(689)	(2,025)	(752)
Basic and diluted income (loss) per share attributable to Identive Group, Inc.:
Loss from continuing operations	$(0.15)	$(0.02)	$(0.05)	$(0.02)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.15)	$(0.02)	$(0.05)	$(0.02)
Weighted average shares used to compute basic and diluted loss per share:	39,755	42,668	43,279	45,120

(1)	As stated in Note 20 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K, the Company had determined that an error occurred in the recognition of revenue related to the sale of readers for the German national ID program as reported in the third quarter of 2010. Upon review of Accounting Standards Codification 605, Revenue Recognition, the Company had concluded that not all criteria for recognizing the sale were in fact met until the fourth quarter of 2010. As a result, revenue and cost of revenue of approximately $2.8 million and $1.6 million, respectively reported in the Company’s Form 10-Q for the three and nine months ended September 30, 2010 were overstated, resulting in an impact of $1.2 million on gross profit, operating loss and net loss in such periods. The loss per share was understated by $(0.03). The amounts presented for the quarter ended September 30, 2010 in the table above have been restated to correct the impact of such error.

17. Subsequent Events

On January 9, 2012, the Company purchased the remaining outstanding shares of idOnDemand from ActivIdentity Corporation for the sum of $0.5 million, pursuant to an agreement among Identive, ActivIdentity Corporation and idOnDemand dated December 22, 2011. Following the completion of this share purchase, idOnDemand became a wholly-owned subsidiary of the Company.

On January 30, 2012, through its a majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a company organized under the laws of Germany (“payment solution”). The acquisition was made pursuant to the terms and conditions contained in Share Exchange Agreements, each dated January 30, 2012 (the “Agreements”), and entered into individually with 18 selling shareholders of payment solution (the “Selling Shareholders”) in Germany and Switzerland. In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding Common Stock, to the Selling Shareholders, having a value of approximately €2.35 million (or approximately $3.03 million). Mountain Partners AG, a significant stockholder of the Company, was a selling shareholder and held approximately 10.0% of payment solution. Daniel Wenzel, a director of the Company, is an affiliate of Mountain Partners.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2011, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures of the Company that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, management, including the CEO and CFO, concluded that as of December 31, 2011, our disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and or directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2011. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Management has excluded the non-integrated idOnDemand and polyright businesses from the assessment of internal control over financial reporting as of December 31, 2011 because those businesses were acquired by the Company during fiscal 2011. idOnDemand’s operations and polyright’s operations are a component of the Company’s Identity Management Solutions & Services reporting segment. The total assets and total net revenue of the non-integrated idOnDemand and polyright operations represent approximately 12% and 4%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011, due to the material weaknesses described below.

The material weaknesses in internal control over financial reporting identified are as follows:

Insufficient Number of Accounting Personnel – Management determined that the Company has an insufficient number of accounting personnel with appropriate knowledge, experience or training in GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level. As a result, the Company was required to make some year-end audit adjustments, thereby creating an environment where a reasonable possibility exists that a material error could occur in our interim or annual financial statements and not be prevented or detected in a timely manner.

Inadequate Design of Controls Related to Revenue Recognition – Management determined that the Company’s design and implementation of controls over the revenue process was inadequate. Specifically, the Company does not have an appropriate amount of preventive and detective controls to accurately evaluate, approve and record complex revenue transactions. This material weakness resulted in year-end audit adjustments, thereby creating a situation where a reasonable possibility exists that a material error related to revenue recognition could occur in our interim or annual financial statements and not be prevented or detected in a timely manner.

Our independent registered public accounting firm, Deloitte & Touche GmbH, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation of Material Weaknesses

Management is in the process of developing a remediation plan to address the internal control deficiencies identified above, and the audit committee of the Company’s Board of Directors will monitor the implementation of the remediation plan. While management is still in the process of developing its remediation plan and cannot reasonably estimate when the remediation plan will be implemented, the Company expects remedial measures may include hiring additional accounting personnel with sufficient GAAP competence, implementing of regular GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, revising the Company’s revenue recognition policy and providing appropriate training on the policy or engaging a third-party firm to assist it in developing appropriate remedial measures.

In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identive Group, Inc.:

We have audited Identive Group, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at idOnDemand, Inc. and polyright SA, which were acquired on May 2, 2011 and July 18, 2011, respectively and whose financial statements aggregated constitute 11% and 12% of net assets and total assets, respectively, 4% of net revenue, and 32% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at IdOnDemand, Inc. and polyright SA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Insufficient Number of Accounting Personnel — The Company did not have a sufficient number of personnel having appropriate knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (“GAAP”) to provide effective oversight and review of recorded transactions and preparation of the financial statements. This material weakness resulted in numerous year-end audit adjustments and created a financial reporting environment in which a reasonable possibility exists that a material error could occur in the interim or annual financial statements and not be prevented or detected in a timely manner.

•

Inadequate Design of Controls Related to Revenue Recognition — The Company did not design and implement adequate controls over the revenue process. Specifically, the Company does not have an appropriate amount of preventive and detective controls to accurately evaluate, approve and record complex revenue transactions. This material weakness resulted in year-end audit adjustments and creates a situation in which a reasonable possibility exists that a material error related to revenue recognition could occur in the interim or annual financial statements and not be prevented or detected in a timely manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 29, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 29, 2012

Changes in Internal Control over Financial Reporting

We made no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. During 2011, the Company acquired idOnDemand and polyright. The integration of the idOnDemand and polyright operations into the Company is ongoing and will be substantially complete in the second quarter of 2012. As a result of these ongoing integration efforts, new policies, controls and procedures are being implemented at idOnDemand and polyright. Due to these changes and the status of this integration, management has excluded the non-integrated idOnDemand and polyright operations from management’s assessment of internal control over financial reporting as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto above.

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Deferred tax assets valuation allowances
Year ended December 31, 2009	37,982	2,864	—	40,846
Year ended December 31, 2010	40,846	1,692	—	42,538
Year ended December 31, 2011	42,538	652	—	43,189
Accounts receivable allowances
Year ended December 31, 2009	689	208	31	866
Year ended December 31, 2010	866	331	714	483
Year ended December 31, 2011	483	114	329	268
Warranty accrual
Year ended December 31, 2009	16	8	16	8
Year ended December 31, 2010	8	154	—	162
Year ended December 31, 2011	162	60	—	222

3. Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No. 000-29440).)

2.2	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 21, 2009 (SEC File No. 000-29440).)

2.3	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously within Annex A of the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

2.4	Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2010 ( SEC File No. 000-29440).)

2.5	Stock Purchase Agreement, dated April 29, 2011, between Identive Group, Inc. and the Selling Shareholders of idOnDemand, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 4, 2011 (SEC File No. 000-2944).)

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440).)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).)

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

3.5	Amended and Restated Bylaws of Registrant. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-22689).)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No. 000-29440).)

4.1	Specimen Registrant’s Common Stock Certificate. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010 (SEC File No. 000-29440).)

4.2	Form of Warrant Certificate issued in connection with the acquisition of Hirsch Electronics. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

4.3	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

4.4	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No. 000-29440).)

4.5	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No. 000-29440).)

4.6	Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 16, 2009 (SEC File No. 000-29440).)

4.7	Third Amendment to Rights Agreement, dated as of November 15, 2010, between Identive Group, Inc. and American Stock Transfer and Trust Company (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 25, 2009 (SEC File No. 000-29440).)

10.2	Sublease Agreement, dated December 14, 2000 between Microtech International and Golden Goose LLC. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (SEC File No. 000-22689).)

10.3	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (SEC File No. 000-22689).)

10.4	Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No. 000-29440).)

10.5	Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No. 000-29440).)

10.6*	Amended 2007 Stock Option Plan. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009 (SEC File No. 000-29440).)

10.7*	Employment Agreement of Lawrence W. Midland, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)

10.8	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)

10.9	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (SEC File No. 000-29440).)

10.10	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.11	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)

10.12*	Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2010 (SEC File No. 000-29440).)

10.13*	Employment Agreement by and between SCM Microsystems, Inc. and Joseph Tassone, dated February 22, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on February 25, 2010 (SEC File No. 000-29440).)

10.14*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (SEC File No. 000-29440).)

10.15*	Employment Agreement by and between SCM Microsystems, Inc. and Felix Marx, dated March 1, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (SEC File No. 000-29440).)

10.16*	Termination Agreement and Release by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K/A, filed on March 1, 2010 (SEC File No. 000-29440).)

10.17*	Employment Agreement by and between SCM Microsystems, Inc. and Manfred Mueller, dated February 28, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 1, 2010 (SEC File No. 000-29440).)

10.18*	Employment Agreement between Bluehill ID AG and John Rogers dated January 5, 2009. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440))

10.19*	Amendment No. 1 to the Employment Agreement between Bluehill ID AG and John Rogers dated March 16, 2010. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440).)

10.20*	Bluehill ID AG Executive Bonus Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (SEC File No. 333-166181).)

10.21*	Bluehill ID AG Executive Share Option Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (SEC File No. 333-166181).)

10.22*	Identive Group, Inc. 2010 Bonus and Incentive Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).)

10.23*	Amendment to Employment Agreement, dated July 12, 2010, by and between Identive Group, Inc. and Lawrence Midland. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed July 15, 2010 (SEC File no. 000-29440).)

10.24*	Amendment to Employment Agreement, dated August 23, 2010, by and between Identive Group, Inc. and Felix Marx. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 2010 (SEC File No. 000-29440).)

10.25	Form of Subscription Agreement November 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

10.26*	Termination Agreement with Felix Marx dated December 7, 2010. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 7, 2011 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.27*	Executive Employment Agreement, dated May 4, 2011, by and between Identive Group, Inc. and Melvin Denton-Thompson (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 5, 2011 (SEC File No. 000-29440).)

10.28*	2011 Incentive Compensation Plan (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

10.29*	2011 Employee Stock Purchase Plan (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

10.30*	Amended and Restated Executive Employment Agreement, dated December 21, 2011, by and between Identive Group, Inc. and Larry Midland (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 28, 2011 (SEC File No. 000-29440).)

10.31	Form of Share Exchange Agreement, dated January 30, 2012, between Bluehill ID AG and each selling shareholder (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 3, 2012 (SEC File No. 000-29440).)

10.32*	Amended and Restated Employment Agreement, dated February 16, 2012, by and between Identive Group, Inc. and Dr. Manfred Mueller (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 21, 2012 (SEC File No. 000-29440).)

14.1	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 28, 2008 (SEC File No. 000-29440).)

21.1 +	Subsidiaries of the Registrant.

23.1 +	Consent of Independent Registered Public Accounting Firm

31.1 +	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 +	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management compensatory arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

IDENTIVE GROUP, INC.

By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chief Executive Officer and
Chairman of the Board

March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/S/ AYMAN S. ASHOUR Ayman S. Ashour	Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and Director	March 29, 2012

/S/ MELVIN DENTON-THOMPSON	Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2012
Melvin Denton-Thompson

/S/ KAMAL KANT GUPTA Kamal Kant Gupta	Vice-President Finance and Corporate Controller (Principal Accounting Officer)	March 29, 2012

/S/ RICHARD A. CLARKE	Director	March 29, 2012
Richard A. Clarke

/S/ STEVEN HUMPHREYS	Director	March 29, 2012
Steven Humphreys

/S/ PHIL LIBIN	Director	March 29, 2012
Phil Libin

/S/ HANS LIEBLER	Director	March 29, 2012
Hans Liebler

/S/ LAWRENCE W. MIDLAND	Director	March 29, 2012
Lawrence W. Midland

/S/ SIMON TURNER	Director	March 29, 2012
Simon Turner

/S/ DANIEL S. WENZEL	Director	March 29, 2012
Daniel S. Wenzel