Form 10-Q
period 2012-03-31
IDENTIVE GROUP, INC.
filed 2012-05-15
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 10, 2012, 59,656,059 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$21,206	$22,420
Cost of revenue	12,468	13,040

Gross profit	8,738	9,380

Operating expenses:
Research and development	2,491	1,158
Selling and marketing	7,008	5,009
General and administrative	5,953	5,256

Total operating expenses	15,452	11,423

Loss from operations	(6,714)	(2,043)
Other income	—	230
Interest expense, net	(291)	(291)
Foreign currency gains, net	220	199

Loss before income taxes and noncontrolling interest	(6,785)	(1,905)
Income tax benefit	179	22

Consolidated net loss	(6,606)	(1,883)
Less: Net loss attributable to noncontrolling interest	377	21

Net loss attributable to Identive Group, Inc.	$(6,229)	$(1,862)

Basic and diluted net loss per share attributable to Identive Group, Inc.	$(0.11)	$(0.04)

Weighted average shares used to compute basic and diluted loss per share	58,599	47,741

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Consolidated net loss	$(6,606)	$(1,883)
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments	742	2,240

Consolidated comprehensive (loss) income	(5,864)	357
Comprehensive loss attributable to noncontrolling interest	417	125

Comprehensive (loss) income attributable to Identive Group, Inc.	$(5,447)	$482

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31, 2012	December 31, 2011(A)
ASSETS
Current assets:
Cash and cash equivalents	$13,339	$17,239
Accounts receivable, net of allowances of $457 and $268 as of March 31, 2012 and December 31, 2011, respectively	13,472	13,578
Inventories	10,385	9,263
Prepaids and other current assets	2,740	2,426

Total current assets	39,936	42,506
Property and equipment, net	8,680	6,699
Goodwill	73,395	58,404
Intangible assets, net	38,476	36,001
Other assets	548	501

Total assets	$161,035	$144,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,881	$11,941
Liability to related party	1,528	1,076
Liability for consumer cards	5,805	—
Financial liabilities	1,618	884
Deferred revenue	3,283	2,085
Accrued compensation and related benefits	4,075	3,527
Other accrued expenses and liabilities	8,375	6,249

Total current liabilities	38,565	25,762

Long-term earn-out liability	6,094	5,663
Long-term liability to related party	7,210	7,303
Long-term financial liabilities	4,901	1,189
Deferred tax liability	6,361	6,094
Other long term liability	929	629

Total liabilities	64,060	46,640
Commitments and contingencies (see Notes 13)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000 shares authorized; 59,892 and 58,309 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	59	58
Additional paid-in capital	335,355	331,758
Treasury stock, 618 shares as of March 31, 2012 and December 31, 2011	(2,777)	(2,777)
Accumulated deficit	(241,627)	(235,398)
Accumulated other comprehensive income	2,820	2,038

Total Identive Group, Inc. stockholders’ equity	93,830	95,679
Noncontrolling interest	3,145	1,792

Total equity	96,975	97,471

Total liabilities and stockholders’ equity	$161,035	$144,111

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2011 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2011 and Three Months Ended March 31, 2012

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional			Accumulative Other
(In thousands)	Shares	Amount	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income	Noncontrolling Interest	Total Equity
Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804
Comprehensive loss:
Net loss	—	—	—	—	(9,502)	—	(468)	(9,970)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	1,715	(103)	1,612

Comprehensive loss								(8,358)

Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans	567	1	1,461	—	—	—	—	1,462
Shares issued to board members as incentive/board fees	60	—	166	—	—	—	—	166
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Issuance of common stock upon exercise of options	21	—	57	—	—	—	—	57
Stock options grants in connection with stock bonus and incentive plans	—	—	672	—	—	—	—	672
Stock-based compensation expense	—	—	439	—	—	—	—	439
Stock-based compensation expense for ESPP	—	—	134	—	—	—	—	134

Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,398)	$2,038	$1,792	$97,471
Comprehensive loss:
Net loss	—	—	—	—	(6,229)	—	(377)	(6,606)
Foreign currency translation adjustment	—	—	—	—	—	782	(40)	742

Comprehensive loss								(5,864)

Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with ESPP	94	—	178	—	—	—	—	178
Issuance of common stock in connection with stock bonus and incentive plans	131	—	259	—	—	—	—	259
Stock options grants in connection with stock bonus and incentive plans	—	—	117	—	—	—	—	117
Stock-based Compensation Expense			116					116
Stock-based compensation expense for ESPP	—	—	26	—	—	—	—	26

Balances, March 31, 2012	59,892	$59	$335,355	$(2,777)	$(241,627)	$2,820	$3,145	$96,975

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,606)	$(1,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	3	(22)
Depreciation and amortization	1,474	1,109
Accretion of interest to related party discount	188	189
Interest on financial liabilities	99	77
Re-measurement of contingent consideration	429	26
Stock-based compensation expense	504	194
Changes in operating assets and liabilities:
Accounts receivable	630	2,973
Inventories	(942)	(761)
Other assets	264	176
Income taxes receivable	(211)	(87)
Accounts payable	818	(1,270)
Liability to related party	(263)	(255)
Accrued expenses	(52)	(729)
Deferred revenue	1,181	58
Income taxes payable	103	3

Net cash used in operating activities	(2,381)	(202)

Cash flows from investing activities:
Capital expenditures	(1,480)	(365)
Net cash acquired from acquisitions	572	—
Net cash paid for acquisition of noncontrolling interest	(500)	—

Net cash used in investing activities	(1,408)	(365)

Cash flows from financing activities:
Payment for financial liabilities	(385)	(435)
Proceeds from issuance of common stock under employee stock purchase plan	178	—
Proceeds from issuance of common stock upon option exercised	—	12

Net cash used in financing activities	(207)	(423)

Effect of exchange rates on cash and cash equivalents	96	119

Net decrease in cash and cash equivalents	(3,900)	(871)

Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$13,339	$9,928

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with business combinations	$3,041	$—

Common stock issued in connection with stock bonus and incentive plans	$259	$1,114

Stock option grants issued in connection with stock bonus and incentive plans	$117	$610

Property and equipment subject to accounts payable	$42	$—

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On May 2, 2011, the Company acquired idOnDemand, Inc. (“idOnDemand”), a privately-held provider of identity management services based in Pleasanton, California. The results for the acquired idOnDemand business are included in the Company’s condensed consolidated statements of operations since May 2, 2011. On July 18, 2011, Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA (“polyright”), a provider of integrated ID solutions for the Swiss education and healthcare markets. The results for the acquired polyright business are included in the Company’s condensed consolidated statements of operations since July 18, 2011. On January 30, 2012, through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe (“payment solution”). The results for the acquired payment solution business are included in the Company’s condensed consolidated statements of operations since January 30, 2012. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of approximately $242 million as of March 31, 2012. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company achieving expected forecasts and/or the ability to obtain adequate capital to fund operating losses until it becomes cash flow positive. Management plans to increase capital resources by reducing discretionary operating expenses and obtain additional capital through equity and/or debt financing, if necessary. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2.	Summary of Significant Accounting Policies

Recent Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income, Accounting Standards Codification (“ASC”) Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12 does not change the primary provisions of ASU 2011-05, which eliminate the option to present the components of other comprehensive income as part of the statement of equity. Both ASU 2011-12 and ASU 2011-05 are effective in the first quarter of fiscal year 2012 and should be applied retrospectively. The Company’s adoption of ASU 2011-05 in the first quarter of fiscal year 2012 had no impact on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, ASU Topic 820, Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective in the first quarter of fiscal year 2012. The Company’s adoption of ASU 2011-04 in the first quarter of fiscal year 2012 had no significant impact on its condensed consolidated results of operations or financial condition.

3.	Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a company organized under the laws of Germany (“payment solution”). The acquisition was made pursuant to the terms and conditions contained in Share Exchange Agreements, each dated January 30, 2012, and entered into individually with 18 selling shareholders of payment solution (the “Selling Shareholders”) in Germany and Switzerland. In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding Common Stock, to the Selling Shareholders, having a value of approximately €2.35 million (or approximately $3.04 million). Mountain Partners AG, a significant stockholder of the Company, was a selling shareholder and held approximately 10.0% of payment solution. Daniel Wenzel, a director of the Company, is an affiliate of Mountain Partners.

payment solution is a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe, and serves a number of professional football stadiums under an operator contract model. payment solution’s systems enable consumers at sporting and similar events to make quick, cashless payments for food, beverages and merchandise using contactless smart cards. The acquisition of payment solution enhances the Company’s direct connection to consumers and extends its ability to deliver payment systems in Europe.

The payment solution acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and fair value of loss contracts. The following table summarizes the fair value of total consideration transferred for payment solution controlling and noncontrolling interest, the total fair value of net identifiable assets acquired at the payment solution acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$3,041

Fair value of total consideration transferred	3,041
Fair value of noncontrolling interest	2,131

Fair value of controlling and noncontrolling interest	5,172
Fair value of net identifiable assets acquired	(9,159)

Goodwill	$14,331

The fair value of the shares of the Company’s common stock issued in connection with the acquisition was determined using the closing market price of the Company’s common stock as of the payment solution acquisition date of $2.24 per share. The acquisition-date fair value of the noncontrolling interest is derived by determining the fair value of the acquired business as a whole and then subtracting the consideration transferred by the Company for its controlling interest in payment solution. Subsequently, as disclosed in note 14, on April 2, 2012, the Company acquired additional noncontrolling interest in payment solution and increased its ownership to approximately 82.5% of the outstanding shares of payment solution AG.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the payment solution acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. The Company is still in the process of finalizing the fair value of the liability for consumer cards, amortization method for intangible assets and unfavorable contracts and certain other assets and liabilities. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change, and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of January 30, 2012 (in thousands):

Cash and cash equivalents	$572
Accounts receivable	303
Inventory	34
Property and equipment	1,955
Other current assets	287
Accounts payable	(1,746)
Liabilities to related party	(432)
Liability for unclaimed consumer cards	(5,428)
Financial liabilities	(5,239)
Other accrued expenses and liabilities	(654)
Unfavorable contracts subject to amortization	(1,998)
Intangible assets subject to amortization
Customer relationships	93
Developed technology	2,486
Tradenames	450
Order backlog	330
Deferred tax liabilities in connection with acquired intangible assets	(172)

Fair value of payment solution net identifable assets acquired	$(9,159)

Intangible assets of approximately $3.4 million consist primarily of developed technology, trade names, order backlog and customer relationships. Developed technology relates to payment solutions’ technology that currently generates revenue. Trade names represent future value to be derived associated with the use of existing trade names. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and contract backlog were valued using the Multiperiod Excess Earnings Method (MPEEM) and the Profit Split methodology based on discounted cash flows (“DCF”). Trade names were valued using the relief from royalty method based on DCF. Unfavorable contracts of approximately $2.0 million consist of various loss-making stadium contracts, one unfavorable loan contract with a shareholder and various unfavorable equipment financing contracts with a shareholder. Loss-making stadium contracts relate to contracts in which unavoidable costs of meeting the obligations exceed the economic benefits expected to be received under them. Unfavorable loan contract relates to a contract to purchase equipment and finance working capital requirements with an interest rate above the current market rate and unfavorable equipment financing contracts relate to equipment financing with interest rates that were above current market rates. The measurement of the loss making stadium contracts uses the MPEEM and the Profit Split methodology. Both unfavorable loan and equipment financing contracts are measured using a differential cash flow method. A discount rate of 15% was used to value developed technology, trade names, loss making stadium contracts, unfavorable loan contracts, unfavorable equipment financing contracts and a discount rate of 11% was used to value order backlog. The discount rate used in the present value calculation was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets and unfavorable contracts are subject to amortization and the Company expects to amortize these intangible assets and unfavorable contracts over their expected useful lives of approximately four to ten years.

Of the total purchase consideration, $14.3 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the payment solution acquisition is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350. The goodwill recorded as part of the payment solution acquisition will not be deductible for income tax purposes.

The Company recognized $0.2 million of acquisition-related costs that were expensed in the year ended March 31, 2012. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of payment solution included in the Company’s condensed consolidated statement of operations from the payment solution acquisition date through March 31, 2012 are as follows (in thousands):

Revenues	$395
Net loss	$427

Acquisition of polyright SA

Multicard AG, a subsidiary of the Company, completed the acquisition and acquired all of the outstanding shares of polyright SA (“polyright”), on July 18, 2011 (“polyright acquisition date”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers may receive aggregate potential earn-out payments (“contingent consideration”) payable in shares of the Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of such shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of the Company’s annual results, and will be subject to a two-year lockup.

The fair value of the consideration transferred, which included contingent consideration, was determined to be $3.4 million at the polyright acquisition date. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of March 31, 2012, there were no significant changes in the range of outcomes for contingent consideration recognized as of the acquisition date, although the Company recognized $17,000 of expenses as a result of passage of time (reduced impact of discounting) in accordance with ASC 480 which has been included in general and administration expenses in the condensed consolidated statement of operations.

The company recognized identifiable intangible assets of $1.5 million and goodwill of $2.7 million related to the acquisition of polyright. The intangible assets are subject to amortization and the Company expects to amortize these intangible assets over their expected useful lives of approximately one to six years.

Acquisition of idOnDemand, Inc.

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company has acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. In addition, Selling Shareholders may receive potential earn-out payments (“contingent consideration”) over a period of three years and eight months from the idOnDemand acquisition date, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. In January 2012, the Company acquired the remaining noncontrolling interests and idOnDemand is now a 100% owned subsidiary.

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

The fair value of the contingent consideration is classified as liability in accordance with ASC 480. As of March 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of idOnDemand, although the Company recognized $0.4 million of expenses as a result of passage of time (reduced impact of discounting) in accordance with ASC 480 which has been included in general and administration expenses in the condensed consolidated statement of operations.

The Company recognized identifiable intangible assets of $4.3 million and goodwill of $7.8 million related to the acquisition of idOnDemand. The Company is amortizing the intangible assets over their expected useful lives of approximately one to six years.

Deferred tax assets and liabilities resulting from the acquisition of idOnDemand have been netted, where applicable. Following the idOnDemand acquisition, idOnDemand has become part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.5 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there was a $1.5 million reversal of the Company’s valuation allowance which was recorded as a tax benefit in the 2011 second quarter financial statements.

Pro forma financial information:

The results for the acquired payment solution, polyright and idOnDemand businesses are included in the Company’s condensed consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the payment solution, polyright and idOnDemand acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the periods presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$21,485	$24,744
Net loss attributable to Identive Group, Inc.	(6,213)	(3,708)
Weighted average common shares outstanding used in loss per common share attributable to Identive Group, Inc.	58,599	50,095

Net loss per common share attributable to Identive Group, Inc.	$(0.11)	$(0.07)

4.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$1,762	$—	$—	$1,762	$1,506	$—	$—	$1,506

Liabilities:
Contingent consideration	$—	$—	$6,204	$6,204	$—	$—	$5,765	$5,765

Money market fund deposits are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

As discussed in Note 3 above, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involved management judgment and assumptions about achieving revenue and profits targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weightage thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. The contingent consideration above as of March 31, 2012 and December 31, 2011, includes $0.1 million and $0.1 million, respectively, relating to the polyright acquisition, which is included in the other accrued expenses and liabilities in the condensed consolidated balance sheets. As of March 31, 2012, the Company remeasured the total contingent consideration to fair value and recognized $0.4 million as an expense during the three months ended March 31, 2012, which has been included in general and administration in the condensed consolidated statements of operations. Below is the summary of contingent consideration by acquisition (in thousands):

	March 2012				December 2011
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
RockWest	$—	$—	$—	$—	$960	$281	$(238)	$—
idOnDemand	21,000	—	412	5,875	21,000	—	706	5,463
polyright	600	—	17	329	600	—	42	302

	$21,600	$—	$429	$6,204	$22,560	$281	$510	$5,765

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of March 31, 2012 and December 31, 2011, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5.	Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of March 31, 2012. Upon the affirmative vote of Board of Directors, without stockholder approval, Board of Directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Such issuances of preferred stocks could adversely affect the holders of shares of its common stock.

Public Offering

In May 2011 the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering for a net consideration of approximately $18.2 million after incurring approximately $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP” or “Plan”). Initially, 2.0 million shares of common stock were reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of fair market value of the Company’s common stock at the beginning of or end of the applicable offering period. Each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24 month period ending on December 31 or June 30, as applicable. Subsequent offering periods shall commence on the January 1 or July 1, as applicable, immediately following the end of the previous offering period and shall extend for a 24 month period ending on December 31 or June 30, as applicable. As of December 31, 2011, the plan automatically reset and a new offering period began on January 1, 2012. There were 93,871 shares of common stock issued under the ESPP during the three months ended March 31, 2012. The following table illustrates the stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$5	$0
Research and development	5	0
Selling and marketing	9	0
General and administrative	7	0

Total	$26	$0

As of March 31, 2012, there was $0.6 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods.

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

In June 2010, Identive’s stockholders approved the 2010 Plan under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board (the “Committee”). An aggregate of 3.0 million shares of the Company’s common stock were reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. While the Company will maintain its current 2010 Plan for making performance-based awards to Participants, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Plan. As of March 31, 2012, a total of 0.9 million shares have been issued pursuant to the 2011 Plan, of which 0.1 million shares were issued during the three months ended March 31, 2012 as disclosed in the condensed consolidated statements of equity.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The plan provides stock options, stock units, restricted shares, and stock appreciation rights to be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock plus any remaining common stock available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through March 31, 2012, a total of 0.5 million options have been granted pursuant to the 2011 Plan, of which 0.2 million were granted during the three months ended March 31, 2012.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$1	$0
Research and development	8	5
Selling and marketing	93	60
General and administrative	260	57

Total	$362	$122

The total amounts for the three months ended March 31, 2012 and 2011 were accrued for and included in the accrued compensation and related benefits in the condensed consolidated balance sheets as of March 31, 2012 and 2011, respectively.

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

As of March 31, 2012, an aggregate of approximately 0.3 million granted options were outstanding under the Director Option Plan and the 1997 Stock Option Plan, 0.3 million granted options were outstanding under the 2000 Stock Option Plan, 1.2 million granted options were outstanding under the 2007 Plan, and 0.5 million granted options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the quarter ended March 31, 2012 and for the year ended December 31, 2011 are as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at December 31, 2010 (1,100,076 exercisable at $4.11)	7,542,277	1,810,188	$3.56	$128,300	4.66

Authorized	4,000,000
Granted	(1,447,980)	820,716	2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,082)	7.27
Exercised		(21,001)	2.36

Balance at December 31, 2011	10,114,332	2,266,821	2.86	$49,298	5.90

Granted	(335,038)	203,577	2.00			131,461	$258,978
Cancelled or Expired	154,800	(204,800)	2.84

Balance at March 31, 2012	9,934,094	2,265,598	$2.76	$55,722	6.12

Vested or expected to vest at March 31, 2012		2,176,208	$2.79	$48,726	6.04

The following table summarizes information about options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.51 - $ 2.37	520,327	7.68	$2.08	306,408	$2.13
$ 2.38 - $ 2.42	529,897	5.84	2.41	249,118	2.41
$ 2.43 - $ 2,63	474,316	8.56	2.63	466,296	2.63
$ 2.64 - $ 3.41	507,115	3.68	3.10	461,648	3.10
$ 3.42 - $10.74	233,943	3.64	4.66	233,943	4.66

$ 1.51- $10.74	2,265,598	6.12	$2.76	1,717,413	$2.91

The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2012 and 2011 was $2.00 and $2.63, respectively. During the three months ended March 31, 2012 and 2011, zero and 4,462 options were exercised, respectively. Cash proceeds from the exercise of stock options were zero and $12,043 during the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$3	$3
Research and development	8	70
Selling and marketing	60	35
General and administrative	45	(35)

Stock-based compensation expense before income taxes	116	73
Income tax benefit	0	0

Stock-based compensation expense after income taxes	$116	$73

At March 31, 2012, there was $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of two years.

Common Stock Reserved for Future Issuance

As of March 31, 2012, the Company has reserved an aggregate of approximately 14 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 7.7 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 2.3 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 1.9 million shares are reserved for future issuance under the ESPP and approximately 2.1 million shares are reserved for future issuance under the Bluehill Plans.

As of March 31, 2012, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of March 31, 2012, the Company has reserved an aggregate of approximately 3.5 million shares of common stock for future issuance for the contingent consideration in connection with its acquisition of idOnDemand and polyright, consisting of approximately 2.8 million shares for idOnDemand and approximately 0.7 million shares for polyright.

As of March 31, 2012, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with the November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with the Hirsch acquisition.

6.	Net Loss per Common Share Attributable to Identive Group, Inc.

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2012 and 2011, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the three months ended March 31, 2012 and 2011, the total number of shares excluded from diluted loss per share relating to these securities was 2,305,108 and 2,627,598, respectively in each period.

7.	Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$4,687	$4,243
Work-in-process	675	160
Finished goods	5,023	4,860

Total	$10,385	$9,263

8.	Property and Equipment

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2012	2011
Land, building and leasehold improvements	$2,323	$2,277
Furniture, fixture and office equipment	6,419	5,755
Plant and machinery	7,052	5,255
Purchased software	1,454	1,299

Total	17,248	14,586
Accumulated depreciation	(8,568)	(7,887)

Property and equipment, net	$8,680	$6,699

The Company recorded depreciation expense, including amortization expense on capitalized leased assets, in the amount of approximately $0.5 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The net increase of $0.7 million in accumulated depreciation is due to depreciation expense of $0.5 million recorded during the year and $0.2 million for the change in foreign exchange rates between the balance sheet dates.

9.	Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of March 31, 2012, and December 31, 2011 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	10,518	10,518	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	642	365	277

Balance at December, 2011	58,404	48,838	9,566
Goodwill acquired during the period	14,331	14,331	—
Currency translation adjustment	660	510	150

Balance at March 31, 2012	$73,395	$63,679	$9,716

During the three months ended March 31, 2012, the Company recorded goodwill of $14.3 million in connection with its acquisition of payment solution. During the year ended December 31, 2011, the Company recorded goodwill of $10.5 million in connection with its acquisition of idOnDemand and polyright. Of the total goodwill, a certain amount of goodwill is designated in a currency other than United States Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 31, 2011 and 2010 in accordance with its accounting policy and concluded that there was no impairment to goodwill during the years ended December 31, 2011 and 2010. Management did not identify any impairment indicators during the three months ended March 31, 2012.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from the acquisitions:

(In thousands)	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 - 1 year	1 - 2 years	12 years	6 - 15 years	4 - 15 years	1 - 3 years and Indefinite
Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	4,257
Acquired as a part of polyright acquisition	246	—	—	—	1,290	—	1,536
Currency translation adjustment	(39)	—	—	8	373	86	428

Balance at December 31, 2011	948	300	790	8,170	24,795	9,367	44,370
Acquired as a part of payment solution acquisition	330	—	—	2,486	93	450	3,359
Currency translation adjustment	24	—	—	25	290	42	381

Balance at March 31, 2012	$1,302	$300	$790	$10,681	$25,178	$9,859	$48,110

Accumulated Amortization
Balance at December 31, 2010	$718	$—	$—	$595	$2,970	$1	$4,284
Amortization expense	235	120	44	715	2,946	37	4,097
Currency translation adjustment	(5)	—	—	(15)	8	—	(12)

Balance at December 31, 2011	948	120	44	1,295	5,924	38	8,369
Amortization expense	28	45	17	248	806	17	1,161
Currency translation adjustment	23	—	(1)	4	77	1	104

Balance at March 31, 2012	$999	$165	$60	$1,547	$6,807	$56	$9,634

Intangible Assets, net at March 31, 2012	$303	$135	$730	$9,134	$18,371	$9,803	$38,476

Intangible Assets, net at December 31, 2011	$—	$180	$746	$6,875	$18,871	$9,329	$36,001

During the quarter ended March 31, 2012, the Company recorded intangible assets of $3.4 million in connection with its acquisition of payment solution as described in Note 3 above. Of the total intangible assets, certain acquired intangible assets are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible assets of million $38.5 and $36.0 million as of March 31, 2012 and December 31, 2011, respectively, include intangible assets which are not subject to amortization of $9.3 million and $9.3 million as of March 31, 2012 and December 31, 2011, respectively. Intangible assets subject to amortization will be amortized over their useful lives as mentioned in the table above. The Company performed its annual impairment test for unamortizable intangible assets in accordance with its accounting policy as of on December 31, 2011 and 2010 and concluded that there was no impairment to unamortizable intangible assets during the years ended December 31, 2011 and 2010. Management did not identify any impairment indicators during the three months ended March 31, 2012. The Company also reviewed the amortizable intangible assets for indicators of impairment in accordance with its accounting policy as of March 31, 2012 and no impairment indicators existed as of that date.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$337	$121
Selling and marketing	824	666

Total	$1,161	$787

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

March 31, 2012:
2012 (remaining nine months)	$3,677
2013	4,259
2014	3,573
2015	3,597
2016 and thereafter	14,073

Total	$29,179

10.	Related-Party Transactions

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

The Company recognized $0.2 million and $0.2 million of expense during the three months ended March 31, 2012 and 2011, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related party liability in connection with Hirsch acquisition for the next five years are as follows (in thousands):

March 31, 2012:
2012 (remaining nine months)	$817
2013	1,131
2014	1,187
2015	1,247
2016 and thereafter	7,763
Present value discount factor	(3,845)

Total	$8,300

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG (“Mountain Partners”), a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000 or approximately $0.4 million was outstanding as of payment solution acquisition date. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners. The Company recorded interest expense on the loan of $4,400 during the three months ended March 31, 2012. As of March 31, 2012 approximately $0.4 million was outstanding which is shown as a current liability on the condensed consolidated balance sheet.

11.	Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2012	2011
Current liability:
Equipment financing liabilities	$389	$—
Bank loan	344	—
Debt note	829	829
Mortgage loan payable to bank	56	55

Total current liability	$1,618	$884

Non-current liability:
Equipment financing liabilities	$2,371	$—
Bank loan	1,546	—
Debt note	214	423
Mortgage loan payable to bank	770	766

Total non-current liability	$4,901	$1,189

Total	$6,519	$2,073

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company acquired obligations for equipment financing liabilities and a bank loan.

The equipment financing liabilities are partially secured by the payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interests in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution is obligated to pay a quarterly payment of approximately €136,000 or approximately $177,000 during 2012, comprising of both interests and capital repayments. The repayments increase to approximately €266,000 or approximately $347,000 per quarter in 2013, with a final payment of approximately €621,000 or approximately $812,000 in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $72,000 during the three months ended March 31, 2012.

The bank loan is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15%, and interest is payable quarterly. payment solution is obligated to pay a quarterly payment of approximately €65,000 or approximately $86,000 over the life of the loan towards the principal amount in addition to interest payments. The Company recorded interest expense on the bank loan of approximately $36,000 during the three months ended March 31, 2012.

In connection with its acquisition of Smartag, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority security interest in over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $18,000 and $55,000 during the three months ended March 31, 2012 and 2011.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately €3,500 or $4,600, over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $310,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense on the mortgage loan and line of credit of approximately $16,000 and $19,000 during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, outstanding balances under the revolving line of credit were zero.

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

The Company currently has two business segments that reflect the Company’s current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”).

•

In the Identity Management segment the Company designs, supplies and manages solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined policies. The Company’s Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance security and better meet compliance and regulatory requirements while providing the benefits of ease of use and convenience. The Company sells its Identity Management solutions under the Hirsch Identive, idOnDemand and Multicard brands, as well as additional country or market specific brands. The Company’s Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including healthcare, banking, industrial, retail and critical infrastructure. Business units in the Identity Management segment include Hirsch Identive, idOnDemand and Multicard (which includes payment solution) and these business units were aggregated based on similar economic characteristics and products offerings as well as type of customers.

•

In the ID Products segment the Company designs and manufactures both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The Company’s ID Infrastructure products include readers and terminals based on both contact and contactless smart card technology and our Transponder products include RFID inlays, inlay-based RFID tags, labels, stickers and cards. The ID Products segment includes the results of the Company’s ID Infrastructure (formerly SCM Microsystems) and Transponder business units and these business units were aggregated based on similar economic characteristics and distribution channels as well as type of customers. The Company’s ID Infrastructure and Transponder products are primarily sold under the Identive brand.

The CODM reviews financial information and business performance for each operating segment and also at the Identity Management and ID Products reportable segment. The Company evaluates the performance of its segments at the revenue and gross margin level. The CODM does not review operating expenses or asset information for purposes of assessing performance or allocating resources.

Summary information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Identity Management:
Revenues from external customers	$12,705	$12,625
Intersegment revenue	3	58

Total Identity Management revenue	12,708	12,683
Elimination of intersegment revenues	(3)	(58)

Total revenue	$12,705	$12,625

Gross profit	$5,887	$5,729

Gross profit %	46%	45%

ID Products:
Revenues from external customers	$8,501	$9,795
Intersegment revenue	147	2,019

Total ID Products revenue	8,648	11,814
Elimination of intersegment revenues	(147)	(2,019)

Total revenue	$8,501	$9,795

Gross profit	$2,851	$3,651

Gross profit %	34%	37%

Total:
Net revenue	$21,206	$22,420
Gross profit	$8,738	$9,380
Gross profit %	41%	42%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2012	2011
Net revenues:
Americas	$10,206	$9,734
Europe	7,532	9,531
Asia-Pacific	3,468	3,155

Total	$21,206	$22,420

% of net revenues:
Americas	48%	43%
Europe	36%	43%
Asia-Pacific	16%	14%

Total	100%	100%

No customers exceeded 10% of total revenue for March 31, 2012 or 2011. No customer represented 10% of the Company’s accounts receivable balance at March 31, 2012 and December 31, 2011.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Property and equipment, net:
Americas	$759	$656
Europe	5,927	3,970
Asia-Pacific	1,994	2,073

Total	$8,680	$6,699

13.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2012 expire at various dates during the next five years.

The Company recognized rent expense of $0.6 million and $0.6 million in its condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of March 31, 2012:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2012 (remaining nine months)	$2,143	$10,370	$573	$13,086
2013	1,734	285	54	2,073
2014	697	—	4	701
2015	147	—	—	147
2016 and thereafter	138	—	—	138

Total	$4,859	$10,655	$631	$16,145

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

14.	Subsequent Events

As disclosed in Note 17 to the audited consolidated financial statements of the Company’s Annual Report on 10-K for the year ended December 31, 2011, in January 2012, Bluehill ID AG, a majority-owned subsidiary of the Company acquired approximately 58.8% of the outstanding shares of payment solution, a company organized under the laws of Germany. Subsequently, on April 2, 2012, the Company entered into a Share Exchange Agreement with an additional selling shareholder of payment solution, pursuant to which the Company acquired additional shares of payment solution and increased its ownership to approximately 82.5% of the outstanding capital stock of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its Common Stock to the selling shareholder, having a value of approximately $1.2 million. The shares were issued to a qualified investor outside the United States in reliance on the exemption provided by Regulation S under the U.S. Securities Act of 1933 from the registration requirements of such Act, as well as comparable exemptions under applicable foreign securities laws.

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

We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Such factors include our ability to successfully integrate strategic businesses that we acquire, our ability to reduce costs associated with strategic acquisitions, our ability to anticipate product demand, our ability to obtain supplies for products in a timely manner, and our ability to retain key personnel, as well as those additional factors listed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I - Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Identive Group, Inc. (“Identive,” the “Company”, “we” or “us”) provides secure identification (“Secure ID”) solutions that combine the convenience of radio frequency identification (“RFID”) with the security of smart card technology to enable people to easily and securely interact with and manage digital devices, systems and data. Our offerings include hardware products, software, integrated systems and services to address the global markets for credential management, physical and logical/cyber access control, integrated ID solutions and a host of NFC and RFID-enabled applications for customers in the government, enterprise, consumer, education, healthcare and transportation sectors. Our growth model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

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

•

In our ID Products segment we design and manufacture both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. Our ID Infrastructure products include readers and terminals based on both contact and contactless smart card technology and our Transponder products include RFID inlays, inlay-based RFID tags, labels, stickers and cards. Our ID Infrastructure products and Transponders are primarily sold under the Identive brand.

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

Recent Acquisitions

On January 30, 2012, through our Bluehill ID AG subsidiary we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues (“payment solution”). In exchange for the shares of payment solution, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of €2.35 million (or approximately $3.03 million), to 18 selling shareholders of payment solution. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933 and are subject to applicable restrictions on transfer. payment solution’s operating results have been included in our consolidated results from the date of acquisition. On April 2, 2012 we acquired an additional 23.7% of payment solution, bringing our total ownership of the company to 82.5%. Within the next few months, payment solution is expected to be integrated into the operations of our existing Multicard business unit.

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

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to the Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a three-year lock-up from the closing date of the acquisition. Of the total initial share consideration paid to the selling shareholders, 407,289 shares were released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition. On December 22, 2011, we entered into an agreement to purchase the remaining outstanding shares of idOnDemand for the sum of $500,000, pursuant to an agreement among Identive, ActivIdentity Corporation and idOnDemand. Following the completion of this share purchase on January 9, 2012, idOnDemand became a wholly-owned subsidiary of Identive.

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

During 2011, in order to enhance our ability to address our customers and markets on a global basis, we consolidated our various transponder, reader and firmware product businesses into a single ID Products and Components organization and moved the majority of our product brands under a single market brand, Identive. Also during the fourth quarter of 2011, our Hirsch Electronics business unit started doing business as Hirsch Identive. However we are continuing to maintain our Multicard and Hirsch brands. We are marketing the relevant products under these brand names.

As part of our organic growth strategy, we are focused on enhancing our ability to address emerging growth markets and extending our product and solutions offerings through ongoing research and development programs. Additionally, to meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, we have added new manufacturing and production equipment and lines at our facilities in Germany and Singapore. During the second half of 2011 we expanded our production capacity for these products by nearly 80%. In recent months we have also expanded our Transponder sales resources in the U.S.

In anticipation of the launch of new smartphones that include NFC (near field communication) technology, in mid-2011 we created a new dedicated group focused on NFC and mobility applications, which is responsible for guiding and coordinating our NFC product and market strategies as well as launching new software-based NFC services. In late 2011 we created a new sales team focused on the market for converged access products, which provide both physical and cyber access security. Additionally, to meet the growing demand for “cloud based” credential issuance and management, we are investing in the development of “Software as a Service” or “SaaS” solutions and capabilities, both in our idOnDemand business unit and in the NFC market.

While in 2012 we expect to continue to invest in those areas of our business that we perceive as addressing emerging markets, as described below in “Results of Operations” and “Liquidity and Capital Resources,” our sales for the first quarter of 2012 were below expectations, and we continue to incur operating losses. These factors, among others, have raised significant doubt about our ability to continue as a going concern. As a result, we may be required to curtail our investment in the short term to address the liquidity issues described further below.

Trends in our Business

Sales Trends

Sales in the first quarter of 2012 decreased 5% to $21.2 million compared with the first quarter of 2011, reflecting a 13% decrease in organic sales, partially offset by $1.8 million of incremental revenue from the acquired idOnDemand, polyright and payment solutions businesses. First quarter 2012 sales were affected by seasonally weaker demand in some of our markets; a revenue gap of approximately $2.9 million caused by the absence of new orders for secure card readers and software for the German national ID program, which had been a significant component of our revenue throughout 2011; as well as lower sales of NFC tags due to the timing of orders for two major customer projects. These factors were partially offset by stronger sales of our Hirsch Identive security systems in the U.S. and Europe, including limited improvement in activity associated with previously delayed security projects with some U.S. Government agencies.

Sales in the Americas. Sales in the Americas were $10.2 million in the first three months of 2012, accounting for 48% of total revenue and up 5% compared with $9.7 million in the first three months of 2011. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our Hirsch Identive security systems in the Americas increased by approximately 5% in the first quarter of 2012 compared with the same period of 2011 primarily as a result of stronger sales outside the U.S. Government sector, as well as an increase in activity with some federal agencies. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our Hirsch Identive systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. During 2011, our sales of security systems to the U.S. Government sector were negatively impacted by budget and funding delays. While increased project activity at some federal agencies in the 2012 first quarter is a positive development, the outlook for our U.S. Government business remains uncertain in the near term. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales of our ID Infrastructure products in the Americas increased 46% in the 2012 first quarter compared with the same period of 2011 primarily as a result of the timing of orders for smart card readers to support cybersecurity and network access in the U.S. Government sector. Revenue from our Multicard U.S. business unit decreased 8% year to year and reflected sales of integrated ID solutions for credential issuance and identity management for the education, healthcare and local / state governments.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $7.5 million in the first quarter of 2012, accounting for 36% of total revenue and down 21% from the first quarter of 2011. A primary reason for this decrease was the $2.9 million revenue gap caused by the absence of new orders for readers and software to support the German national ID program, which were a significant component of our sales in 2011. This contributed to a 58% decrease year over year in sales of our Multicard integrated ID solutions and to a 30% decrease in sales of our ID Infrastructure products in the first quarter of 2012. Additionally, European sales of Transponder products were 12% lower in the 2012 first quarter compared with the same period of the prior year as a result of variability in the timing of orders for two large customer projects. These factors were partially offset by approximately $1.5 million of incremental revenue from the acquired polyright and payment solutions businesses and strong sales of Hirsch Identive in the EMEA region in the 2012 first quarter.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $3.5 million in the 2012 first quarter, accounting for 16% of total revenue and up 10% compared with the same period of 2011. The increase was primarily due to a 32% increase in sales of smart card reader chipsets for PC applications and smart card readers to support telecommunications applications in China and Japan and $0.2 million of incremental revenue from idOnDemand. These trends were partially offset by a 12% decrease in sales of Transponder products, due to the timing of orders for two large customers projects.

Looking forward, we believe demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as converged access control, NFC tag use, mobile payment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of cyber and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch Identive physical access control systems are subject to U.S. government budget cycles and are generally highest in the third quarter of each year. Sales of our ID Infrastructure smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, sales of these products typically are subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our Multicard business unit, a variety of localized market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. This pattern is also true for our payment solutions business as sales activity in the German sports market is strongest in the second half of the year. In general, sales of our global Transponder products also are marginally stronger in the second half of the year.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 35% in the first quarter of 2012 compared with the same period of 2011. This increase was due both to the inclusion of $1.8 million of additional expenses from the acquired idOnDemand, polyright and payment solutions businesses, which accounted for an increase of 15% year over year, and to increased development activity in market areas that we feel hold significant opportunity for Identive, which accounted for an increase of 20% year over year.

Over the past several quarters, we have invested in the development of new technology, products and solutions and added sales resources to enhance our ability to address potential high-growth opportunities of the secure identification market. We have made significant investments to develop Hirsch Identive’s next generation product offering of software, controllers and other products and announced these to the secure access market in the 2012 first quarter. We continue to invest in SaaS-based trusted identity solutions and capabilities for “cloud based” credential issuance and management. We also continue to invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and on extending our contactless platforms. To address the growing opportunities for NFC-enabled systems, we are investing in the development of an NFC services platform. Additionally, we continue to invest in enhancing and broadening our Transponder inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and library and pharmaceutical tracking applications. We also continue to make investments to enhance our cashless payment, smart city and ID software systems. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. As a result of the liquidity issues described below in “Liquidity and Capital Resources,” we expect that spending on research and development may be curtailed in the short term as we address those issues.

Results of Operations

The comparability of our operating results in the three months ended March 31, 2012 (the first quarter of 2012) with the three months ended March 31, 2011 (the first quarter of 2011) is impacted by our acquisition of idOnDemand on May 2, 2011, polyright on July 18, 2011 and payment solution on January 30, 2012. Results of the idOnDemand, polyright and payment solution businesses have been included since their respective acquisition dates.

Revenue

Summary information by business segment for the three months ended March 31, 2012 and 2011 is shown below:

	Three Months Ended March 31,		% change period to period
(In thousands)	2012	2011
Identity Management:
Revenues	$12,705	$12,625	1%
% of total revenue	60%	56%
Gross profit	$5,887	$5,729
Gross profit %	46%	45%

ID Products:
Revenues	$8,501	$9,795	(13%)
% of total revenue	40%	44%
Gross profit	$2,851	$3,651
Gross profit %	34%	37%
Total
Revenues	$21,206	$22,420	(5%)

Gross profit	$8,738	$9,380

Gross profit %	41%	42%

Total revenue for the first quarter of 2012 was $21.2 million, down 5% from $22.4 million for the first quarter of 2011. The decline in revenue year to year primarily was the result of lower sales in our ID Products segment. Incremental revenue from the acquired idOnDemand, polyright and payment solutions businesses was approximately $1.8 million in the first quarter of 2012 and accounted for 8% of total revenue. Excluding the impact of this incremental revenue, organic revenue in the first quarter of 2012 fell 14% compared with the first quarter of 2011.

In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management segment includes the operations of our Hirsch Identive, idOnDemand and Multicard business units and our recently acquired payment solution business, which specialize in the design and manufacturing of highly secured and integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, education, enterprise and commercial markets and encompass vertical market segments including healthcare, banking, industrial, retail and critical infrastructure. Currently, pricing pressure is not prevalent in our Identity Management segment.

Revenue in our Identity Management segment was $12.7 million in the first quarter of 2012, up 1% from $12.6 million for the first quarter of 2011. The Identity Management segment benefited from approximately $1.8 million of incremental revenue from the acquired idOnDemand, polyright and payment solutions businesses in the first quarter of 2012. Excluding the impact of this incremental revenue, organic revenue fell by $1.7 million or 14% compared with the same quarter of the prior year. Sales of Hirsch Identive security systems increased 11% in the first quarter of 2012 compared with the prior year due to stronger sales in the U.S. and Europe. Sales of our Multicard business decreased 14%, as new sales activities in the first quarter of 2012 were not able to compensate for the revenue gap of approximately $2.9 million caused by the absence of new orders for card readers and software for the German electronic ID program, which were a significant component of revenue in the first quarter of 2011.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes the results of our ID Infrastructure business unit, which manufactures and sells smart card and NFC readers and terminals, and our Transponder business unit, which manufactures and sells RFID inlays as well as inlay-based cards, tags, labels and stickers. The majority of sales in our ID Products segment are made to original equipment manufacturers and system integrators, although an increasing proportion are sold directly to end customers. Sales in this segment are somewhat subject to pricing pressure, both for our transponder products and in the market for our smart card reader technology, which has been shifting away from external readers and towards lower-cost, embedded chip sets over the last several years.

Sales in our ID Products segment were $8.5 million in the first quarter of 2012, down approximately $1.3 million or 13% from sales of $9.8 million in the first quarter of 2011. Sales of ID Infrastructure products were 11% lower year on year as a result of the earlier completion of orders for secure card readers for the German electronic ID program, which were a significant component of revenue in the first quarter of 2011. Sales of smart card readers and other products to the US Government sector and the telecommunication industry in Asia were strong in the 2012 first quarter. Sales of Transponder products were 16% lower year on year as a result of the timing of orders for two large customer projects.

Gross Profit

Gross profit for the first quarter of 2012 was $8.7 million, or 41% of revenue, compared to $9.4 million, or 42% of revenue in the first quarter of 2011.

By segment, gross profit margin for our Identity Management segment was $5.9 million, or 46% of revenue in the first quarter of 2012, compared with $5.7 million, or 45% of revenue in the first quarter of 2011. Gross profit margin in our Identity Management segment in the first quarter of 2012 remained relatively stable.

Gross profit margin for our ID Products segment was $2.9 million, or 34% of revenue for the first quarter of 2012, compared to $3.7 million, or 37% of revenue in the first quarter of 2011. Gross profit margin in our ID Products segment in the first quarter of 2012 was primarily affected by lower sales of both ID Infrastructure and Transponder products, although a favorable product mix helped lessen the impact. Additionally, lower Transponder revenues resulted in lower absorption of overhead costs in our manufacturing facility in Singapore, which contributed to an unfavorable impact on margins.

We expect there will be some variation in our gross profit from period to period, as our gross profit has been and will continue to be affected by a variety of factors, including, without limitation, competition, the volume of sales in any given quarter, product configuration and mix, the availability of new products, product enhancements, software and services, risk of inventory write-downs and the cost and availability of components.

Research and Development Expense

	Three months ended March 31,		% change period to
(In thousands)	2012	2011	period
Expenses	$2,491	$1,158	115%
Percentage of total revenues	12%	5%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the idOnDemand, polyright and payment solutions businesses are not included in research and development expenses for the first quarter of 2011.

Research and development expenses in the first quarter of 2012 were $2.5 million, or 12% of revenue, compared with $1.2 million, or 5% of revenue in the first quarter of 2011, an increase of 115%. First quarter 2012 research and development expenses include $0.6 million from the acquired idOnDemand, polyright and payment solutions businesses. Excluding the impact of these additional expenses, research and development expenses were 60% higher in the first three months of 2012 compared with the same period of 2011. Higher research and development expenses in the 2012 first quarter reflect increased investment in core technology and new products and solutions for emerging markets. Key investment areas include the development of “cloud based” credential issuance and management solutions in our idOnDemand business unit, next generation software and controllers in our Hirsch Identive business unit, and new contactless, NFC and RFID readers and Transponder products.

In the next few quarters we expect to modestly increase the dollar amount of our investment in research and development from current levels, but expect a decline in expenses as a percentage of revenue. Our research and development expenses will vary based on future project demands and the markets we target.

Selling and Marketing Expense

	Three months ended March 31,		% change period to
(In thousands)	2012	2011	period
Expenses	$7,008	$5,009	40%
Percentage of total revenues	33%	22%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the idOnDemand, polyright and payment solutions businesses are not included in sales and marketing expenses for the first quarter of 2011.

Selling and marketing expenses in the first quarter of 2012 were $7.0 million, or 33% of revenue, compared with $5.0 million, or 22% of revenue in the first quarter of 2011, an increase of 40%. First quarter 2012 sales and marketing expenses include $0.5 million from the acquired idOnDemand, polyright and payment solutions businesses. Excluding the impact of these additional expenses, sales and marketing expenses were 30% higher in the first three months of 2012 compared with the same period of 2011. Higher sales and marketing expenses in the 2012 first quarter reflect investments in additional resources and programs to address existing and new market opportunities. In particular we have created two new focused sales teams on NFC Solutions and Converged Access products with expectation of future sales and virtually no associated revenues in the first quarter of 2012, Additionally, we have further expanded our sales resources for Transponders in the U.S.

We expect modest increases in our investment in selling and marketing as a percentage of sales in the next few quarters, and expect additional increases associated with volumes-based variables such sales commissions.

General and Administrative Expense

	Three months ended March 31,		% change period to
(In thousands)	2012	2011	period
Expenses	$5,953	$5,256	13%
Percentage of total revenues	28%	23%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, the results of the idOnDemand, polyright and payment solutions businesses are not included in general and administrative expenses for the first quarter of 2011.

In the first quarter of 2012, general and administrative expenses were $6.0 million, or 28% of revenue, compared with $5.3 million, or 23% of revenue in the first quarter of 2011, an increase of 13%. First quarter 2012 general and administrative expenses include $0.6 million from the acquired idOnDemand, polyright and payment solutions businesses. Also included in the first quarter of 2012 were approximately $0.2 million of transaction expenses related to the acquisition of the remaining shares of idOnDemand and acquisition of payment solution. Excluding the impact of these additional expenses, general and administrative expenses were 2% lower in the first three months of 2012 compared with the same period of 2011 as a result of ongoing efforts to reduce these overhead expenses.

We expect to decrease our general and administrative expenses as a percentage of overall revenue during 2012.

Other Income (Expense)

We recorded $0.2 million of other income in the first quarter of 2011 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net was $0.3 million in both the first quarter of 2012 and the first quarter of 2011 and consists of interest accretion expense for a liability to a related party in the Hirsch business and interest paid on financial liabilities, offset by interest earned on invested cash during the respective periods.

Foreign Currency Gains (Losses), Net

We recorded foreign currency gains of $0.2 million in both the first quarter of 2012 and the first quarter of 2011. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We recorded a benefit from income taxes of $0.2 million and $22,000, or effective tax rates of 9.75% and 32.8% for the three months ended March 31, 2012 and 2011, respectively.

The effective tax rates for the three-month periods ended March 31, 2012 and March 31, 2011, differ from the federal statutory rate of 34% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the ratio of taxable earnings in foreign jurisdictions to taxable earnings in the U.S.

Liquidity and Capital Resources

As of the three months ended March 31, 2012, our working capital, which we have defined as current assets less current liabilities, was approximately $1.4 million, compared to approximately $16.7 million as of December 31, 2011, a decrease of approximately $15.3 million. The decrease in working capital for the first three months of 2012 reflects a $3.9 million decrease in cash and cash equivalents, a $0.1 million decrease in accounts receivable, a $1.9 million increase in accounts payable, a $5.8 million additional liability for unclaimed consumer cards from acquired payment solution, a $1.2 million increase in deferred revenue, an aggregate $1.2 million increase in liability to related party and financial liabilities, an aggregate $2.6 million increase in accrued compensation and related benefits and other accrued expenses and liabilities, offset by a $1.4 million increase in inventories and prepaids and other current assets.

Cash and cash equivalents were $13.3 million as of March 31, 2012, a decrease of approximately $3.9 million compared to $17.2 million as of December 31, 2011 mainly as a result of cash of $2.4 million used in operations, a cash payment of approximately $0.5 million for the acquisition of the remaining outstanding shares of idOnDemand and approximately $1.5 million spent for capital expenditures, and $0.4 million cash payments on financial liabilities, offset by an acquired cash balance of $0.6 million from the acquisition and $0.2 cash proceeds from issuance of common stock under employee stock purchase plan.

The following summarizes our cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash used in operating activities from continuing operations	$(2,381)	$(202)
Cash (used in) provided by investing activities	(1,408)	(365)
Cash provided by financing activities	(207)	(423)
Effect of exchange rate changes on cash and cash equivalents	96	119

Increase (decrease) in cash and cash equivalents	(3,900)	(871)
Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$13,339	$9,928

Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases, liability to related party, inventory purchase commitments and other contractual agreements and financial liabilities, including bank loan, debt note, mortgage bank loan, equipment financing liabilities. Gross committed lease obligations were approximately $4.9 million, equipment financing liabilities and bank loan were approximately $4.7 million, the mortgage bank loan was approximately $0.8 million, the debt note was approximately $1.0 million, liability to related party was approximately $8.7 million and inventory purchase commitments and other purchase commitments were approximately $11.3 million at March 31, 2012. Total commitments due for the remainder of fiscal 2012 were approximately $16.2 million and commitments due thereafter were approximately $15.2 million at March 31, 2012.

The cash used in investing activities primarily reflects cash payment of approximately $0.5 million for the acquisition of non-controlling interest of idOnDemand and approximately $1.5 million spent for capital expenditures, offset by $0.6 million cash acquired from the acquisition of payment solution.

Cash used in financing activities primarily reflects $0.4 million paid for financial liabilities, which consist of equipment financing liabilities, bank loan, and debt note, offset by $0.2 cash proceeds from issuance of common stock under employee stock purchase plan.

We have historically incurred operating losses and negative cash flows from operating activities. As of March 31, 2012, we have a total accumulated deficit of approximately $242 million. During the three months ended March 31, 2012 and 2011, we sustained consolidated net losses of $6.2 million and $1.9 million, respectively. Our working capital reduced significantly as of March 31, 2012 as compared to December 31, 2011. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of these products and services. These investments are in the area of research and development and sales and marketing on NFC, SaaS and SmartCore. Our current plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

Our condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain non-core assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If these events occur, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions. We may also need to raise additional funds through additional debt or equity financings. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of March 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,859	$2,143	$2,431	$285	$—
Equipment financing liabilities	2,760	389	2,371	—	—
Bank loan	1,890	344	687	687	172
Liability to related party	8,738	1,528	2,346	2,587	2,277
Debt note	1,043	829	214	—	—
Mortgage loan payable to bank	826	56	112	112	546
Purchase commitments and other obligations	11,286	10,943	343	—	—

Total obligations	$31,402	$16,232	$8,504	$3,671	$2,995

The Company excluded of $0.7 million as it relates to uncertain tax positions from contractual obligations table because the Company is unable to make reasonable estimates of the period of cash settlement with the respective taxing authority. See Note 13 of Notes to condensed consolidated financial statements for more information about the contractual obligations listed in the table above.

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

During the three months ended March 31, 2012, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, except that our revenue recognition policy was updated to include additional information concerning our revenue recognition policy with regard to multi-functional customer cards based on RFID contactless chip. Below is our current revenue recognition policy as updated to include this information:

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

In 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any impact and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. The Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

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

The Company accounts for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

In certain revenue arrangements, the Company facilitates cashless payments by providing integrated payment system for sports stadiums, arenas, theme parks and other venues for leisure and entertainment (“recreational facilities”) throughout Europe. For these facilities, the Company provides multi-functional customer cards based on RFID contactless chip technology (“smart cards” or “cards”)and comprehensive management software as a part of integrated cashless payment system (the “system”) which ensures the seamless interaction of all relevant components such as ticketing, access, point-of-sale, parking, etc. The system consists of comprehensive payment management software, smart cards, readers and communication infrastructure, all supplied and implemented by the Company. The Company’s system enables consumers at sporting and similar events to make quick, cashless payments for food, beverages and merchandise. The Company offers its customers the option of purchasing of a turnkey solution or entering into a multi-year contract under which the Company continues to operate and maintain responsibility for the cashless payment system over a set period, in return for sharing in the revenue generated at various events held in the stadiums or other venues. The Company also provides cards against a deposit fee which are used by the end consumers to buy food, beverages and merchandise during their visits to recreational facilities. Consumers load money on the cards to enable purchases and there may be an unredeemed balance on the cards at any given time. Revenues from unredeemed balance on cards are recognized when the likelihood of the card being redeemed by the customer is remote (“card breakage income”), and the Company determines that there is no legal obligation to remit the value of unredeemed cards to the relevant jurisdictions. Although there are expiration dates on the cards, the Company’s practice has been to honor all cards presented for payment or redemption. The Company does not charge any service fees that cause a decrement to card balances. While the Company will continue to honor all cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to, among other things, long periods of inactivity. The Company determines its card breakage rate based upon historical redemption patterns. Based on its historical information, the likelihood of a card remaining unredeemed is determined 36 months after the card is issued when the legal obligation to refund card balances expires. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed remote and the Company does not have a legal obligation to remit the value of such unredeemed cards to the relevant jurisdictions. Card breakage income is included in revenue in Company’s condensed consolidated statements of operations.

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

There has been no significant change in the Company’s exposure to market risk during the three months ended March 31, 2012. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

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

As of the end of the fiscal quarter ended March 31, 2012, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that the Company’s consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weaknesses, that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (GAAP).

Remediation of Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, management identified material weaknesses in our internal control over financial reporting as of December 31, 2011, namely that the Company had an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level and that the design of controls related to revenue recognition were inadequate.

Management has developed and begun implementing a remediation plan to address these material weaknesses. Remediation efforts currently in process or expected to be implemented include the following:

•	Revising and distributing to all accounting personnel specific guidance on revenue recognition policies, including cut-off controls;

•	Appointing a U.S. GAAP Committee to prepare and implement U.S. GAAP training for all accounting personnel, including training specifically relating to revenue recognition;

•	Hiring additional accounting personnel at the corporate level and subsidiary levels with experience in U.S. GAAP accounting; and

•	Reviewing and revising, as appropriate, the Company’s internal Sarbanes-Oxley testing program and schedule.

Management has developed a timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in 2012.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced in the first quarter of 2012 related to the above-described material weaknesses.

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

Our ability to remain competitive by quickly developing new products and technologies depends on continuing investments in research and development depends on our ability to generate adequate capital resources to fund such activities. If we reduce such investment, our financial result could be adversely affected.

In order to remain competitive and rapidly adapt to changing conditions in our industry, we may require additional investments in research and development. As noted in the “Liquidity and Capital Resources” section of Part I, Item 2, if we fail to realize our current plan anticipating increased revenues and improved profit margins for the twelve month period, we may be required to curtail investments in research and development activities. If we are required to reduce our investment in research and development, we may be unable to compete effectively with newer products and technologies, and our financial results would be adversely affected.

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

We currently expect that our current capital resources and available borrowings should be sufficient to meet our operating and capital requirements at least through the next twelve months. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders. See also risks described below under “Operational Risks.”

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

Operational Risks

There are doubts about our ability to continue as a going concern. If we fail to generate revenue as forecast, improve our margins, realize savings from our cost reduction activities or are unable to obtain additional capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected.

As discussed in “Liquidity and Capital Resources” in Part I, Item 2 of this report, as of March 31, 2012, we have a total accumulated deficit of approximately $242 million, and during the three months ended March 31, 2012, we sustained a consolidated net loss of $6.2 million. These factors, among others, have created significant doubt about our ability to operate as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. Based on our current plans, we believe our current capital resources, including cash, cash equivalents, anticipated cash flow from operating activities, savings from cost reduction activities and available borrowings, will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months.

However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If revenue trends do not improve, our available liquidity from cash flows from operations will be adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to access additional capital, either through debt or equity financings, if and when required or on acceptable terms to us. Therefore, there can be no guarantee that our existing and anticipated capital resources will be adequate to meet our liquidity requirements. If we are unable to address our liquidity challenges, then our financial results and financial condition would be adversely affected.

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

We have a history of operating losses and negative cash flow from operations, and may not achieve or maintain profitability.

We have a history of operating losses and negative cash flow from operations. If we are unable to achieve expected results, including experiencing sufficient revenue growth to generate positive future cash flow, and continue to incur losses, we may be unable to achieve or maintain profitability.

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

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of acquisitions in recent years. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. As of December 31, 2011, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of May 10, 2012, 59,656,059 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

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

We have identified material weaknesses in our internal control over financial reporting. We will continue to incur costs to remediate these weaknesses and to maintain effective internal controls over financial reporting. If we are unable to remediate these material weaknesses, and if additional weaknesses are discovered in the future, our business, results of operations and investors’ confidence in us could be materially affected.

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

As described in “Controls and Procedures” in Part I, Item 4 of this report, in connection with the audit of our financial statements as of and for the year ended December 31, 2011, we and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting. Specifically, we determined that we had an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level and that the design of controls related to revenue recognition were inadequate. Although management has implemented a remediation plan to address these material weaknesses, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

If we fail to remediate the material weaknesses and maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results and investigation by regulatory authorities. If we fail to achieve and maintain adequate internal controls the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are listed on the Exhibit Index at the end of this Quarterly Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDENTIVE GROUP, INC.

May 15, 2012	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

May 15, 2012	By:	/s/ MELVIN DENTON-THOMPSON
Melvin Denton-Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer)

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