Form 10-Q
period 2012-06-30
IDENTIVE GROUP, INC.
filed 2012-08-08
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 1, 2012, 60,042,621 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$23,856	$25,612	$45,062	$48,032
Cost of revenue	14,256	15,398	26,724	28,438

Gross profit	9,600	10,214	18,338	19,594

Operating expenses:
Research and development	2,384	1,379	4,875	2,537
Selling and marketing	6,530	6,225	13,538	11,234
General and administrative	4,410	5,744	9,934	10,974
Impairment of property and equipment	4,003	—	4,003	—
Impairment of acquisition-related intangible assets	19,912	—	19,912	—
Impairment of goodwill	21,450	—	21,450	—
Restructuring	278	—	278	—

Total operating expenses	58,967	13,348	73,990	24,745

Loss from operations	(49,367)	(3,134)	(55,652)	(5,151)
Re-measurement of contingent consideration	6,086	160	5,657	134
Other (expense) income	(158)	—	(158)	230
Interest expense, net	(353)	(272)	(644)	(563)
Foreign currency (losses) gains, net	(299)	25	(79)	224

Loss before income taxes and noncontrolling interest	(44,091)	(3,221)	(50,876)	(5,126)
Income taxes (provision) benefit	(253)	1,582	(74)	1,604

Consolidated net loss	(44,344)	(1,639)	(50,950)	(3,522)
Less: Loss attributable to noncontrolling interest	2,469	82	2,846	103

Net loss attributable to Identive Group, Inc.	$(41,875)	$(1,557)	$(48,104)	$(3,419)

Basic and diluted net loss per share attributable to Identive Group, Inc.	$(0.70)	$(0.03)	$(0.81)	$(0.07)

Weighted average shares used to compute basic and diluted loss per share	59,686	52,001	59,143	49,885

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net loss	(44,344)	(1,639)	(50,950)	(3,522)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments	(1,310)	517	(568)	2,757

Comprehensive loss	(45,654)	(1,122)	(51,518)	(765)
Comprehensive loss attributable to noncontrolling interest.	2,667	121	3,084	246

Comprehensive loss attributable to Identive Group, Inc.	$(42,987)	$(1,001)	$(48,434)	$(519)

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2012	December 31, 2011(A)
ASSETS
Current assets:
Cash and cash equivalents	$6,338	$17,239
Accounts receivable, net of allowances of $644 and $268 as of June 30, 2012 and December 31, 2011, respectively	13,757	13,578
Inventories	9,883	9,263
Prepaid expenses and other current assets	2,934	2,426

Total current assets	32,912	42,506
Property and equipment, net	3,923	6,699
Goodwill	48,950	58,404
Intangible assets, net	17,660	36,001
Other assets	522	501

Total assets	$103,967	$144,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,755	$11,941
Liability to related party	1,525	1,076
Liability for consumer cards	4,966	—
Financial liabilities	1,760	884
Deferred revenue	3,536	2,085
Accrued compensation and related benefits	3,397	3,527
Other accrued expenses and liabilities	6,607	6,249

Total current liabilities	33,546	25,762
Long-term earn-out liability	—	5,663
Long-term liability to related party	7,104	7,303
Long-term financial liabilities	4,118	1,189
Deferred tax liability	6,761	6,094
Other long term liability	899	629

Total liabilities	52,428	46,640
Commitments and contingencies (see Notes 14)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000 shares authorized; 59,838 and 58,309 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	60	58
Additional paid-in capital	336,740	331,758
Treasury stock, 618 shares as of June 30, 2012 and December 31, 2011	(2,777)	(2,777)
Accumulated deficit	(283,502)	(235,398)
Accumulated other comprehensive income	1,708	2,038

Total Identive Group, Inc. stockholders’ equity	52,229	95,679
Noncontrolling interest	(690)	1,792

Total equity	$51,539	97,471

Total liabilities and stockholders’ equity	$103,967	$144,111

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2011 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2011 and Six Months Ended June 30, 2012

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income	Noncontrolling Interest	Total Equity
(In thousands)	Shares	Amount
Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

Comprehensive loss:
Net loss	—	—	—	—	(9,502)	—	(468)	(9,970)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	1,715	(103)	1,612

Comprehensive loss	—	—	—	—	—	—	—	(8,358)

Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans	567	1	1,461	—	—	—	—	1,462
Shares issued to board members as incentive/board fees	60	—	166	—	—	—	—	166
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Issuance of common stock upon exercise of options	21	—	57	—	—	—	—	57
Stock options grants in connection with stock bonus and incentive plans	—	—	672	—	—	—	—	672
Stock-based compensation expense	—	—	439	—	—	—	—	439
Stock-based compensation expense for ESPP	—	—	134	—	—	—	—	134

Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,398)	$2,038	$1,792	$97,471
Comprehensive loss:
Net loss	—	—	—	—	(48,104)	—	(2,846)	(50,950)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(330)	(238)	(568)

Comprehensive loss	—	—	—	—	—	—	—	(51,518)

Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with ESPP	94	—	178	—	—	—	—	178
Issuance of common stock in connection with stock bonus and incentive plans	148	—	241	—	—	—	—	241
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Shares issued to board members as incentive/board fee	34	—	32	—	—	—	—	32
Stock-based Compensation Expense	—	—	288	—	—	—	—	288
Stock-based compensation expense for ESPP	—	—	76	—	—	—	—	76

Balances, June 30, 2012	60,491	$60	$336,740	$(2,777)	$(283,502)	$1,708	$(690)	$51,539

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(50,950)	$(3,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,540	2,422
Impairment of goodwill, intangibles and other long-lived assets	45,365	—
Stock-based compensation expense	325	581
Re-measurement of contingent consideration	(5,657)	(134)
Deferred income taxes	(10)	(1,980)
Accretion of interest to related party discount	379	376
Interest on financial liabilities	223	126
Loss on disposal of fixed assets	19	—
Changes in operating assets and liabilities:
Accounts receivable	57	917
Inventories	(770)	800
Other assets	(196)	(99)
Income taxes receivable	(20)	(114)
Accounts payable	(973)	(4,340)
Liability to related party	(563)	(517)
Accrued expenses	(1,377)	(261)
Deferred revenue	1,508	(230)
Income taxes payable	81	328

Net cash used in operating activities	(9,019)	(5,647)

Cash flows from investing activities:
Capital expenditures	(1,538)	(691)
Net cash acquired (paid) from (for) acquisitions	572	(2,395)
Net cash paid for acquisition of noncontrolling interest	(500)	—

Net cash used in investing activities	(1,466)	(3,086)

Cash flows from financing activities:
Proceeds from capital raise net of issuance costs	—	18,259
Payment for financial liabilities	(947)	(1,043)
Proceeds from issuance of common stock under employee stock purchase plan	178	—
Proceeds from issuance of common stock upon option exercised	—	56
Proceeds from issuance of common stock upon warrant exercised	—	1,706
Changes in bank line of credit, net	(7)	—

Net cash (used in) provided by financing activities	(776)	18,348

Effect of exchange rates on cash and cash equivalents	360	204

Net (decrease) increase in cash and cash equivalents	(10,901)	9,819

Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$6,338	$20,618

Supplemental disclosures of cash flow information:

Common stock issued in connection with business combinations	$3,041	$3,043

Common stock issued in connection with acquiring noncontrolling interest	$1,168	$—

Common stock issued in connection with stock bonus and incentive plans	$273	$1,363

Stock option grants issued in connection with stock bonus and incentive plans	$99	$610

Cash paid for interest expense	$644	$502

Property and equipment subject to accounts payable	$211	$—

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On May 2, 2011, the Company acquired approximately 95.8% of the outstanding shares of idOnDemand, Inc. (“idOnDemand”), a privately-held provider of identity management services based in Pleasanton, California. In January 2012, the Company acquired the remaining noncontrolling interests and idOnDemand became a 100%-owned subsidiary. The results for the acquired idOnDemand business are included in the Company’s condensed consolidated statements of operations since May 2, 2011. On July 18, 2011, Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA (“polyright”), a provider of integrated ID solutions for the Swiss education and healthcare markets. The results for the acquired polyright business are included in the Company’s condensed consolidated statements of operations since July 18, 2011. On January 30, 2012, through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe (“payment solution”). In April 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. The results for the acquired payment solution business are included in the Company’s condensed consolidated statements of operations since January 30, 2012. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of approximately $284.0 million as of June 30, 2012. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the condensed consolidated statements of operations, amounts related to re-measurement of contingent consideration was included in general and administrative as part of operating expenses in previous periods, which are now disclosed separately as non-operating income/loss.

2.	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

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

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a company organized under the laws of Germany (“payment solution”). The acquisition was made pursuant to the terms and conditions contained in Share Exchange Agreements, each dated January 30, 2012, and entered into individually with 18 selling shareholders of payment solution (the “Selling Shareholders”) in Germany and Switzerland. In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding Common Stock, to the Selling Shareholders, having a value of approximately $3.0 million. Mountain Partners AG, a significant stockholder of the Company, was a selling shareholder and held approximately 10.0% of payment solution. Daniel Wenzel, a director of the Company, is an affiliate of Mountain Partners AG. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its Common Stock to the selling shareholder, having a value of approximately $1.2 million. The shares were issued to qualified investors outside the United States in reliance on the exemption provided by Regulation S under the U.S. Securities Act of 1933 from the registration requirements of such Act, as well as comparable exemptions under applicable foreign securities laws.

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

The payment solution acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and fair value of loss contracts. During the second fiscal quarter of 2012, the Company continued to finalize the measurement of identifiable acquired assets and assumed liabilities and as a result, the amounts of such assets and liabilities and the resulting goodwill and deferred income tax have changed as compared to the provisionally reported amounts in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. However, the Company is still in the process of finalizing the fair value of the liability for consumer cards. As the Company finalizes these valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change, and the final purchase price accounting could be different from the amounts presented herein. The following table summarizes the fair value of total consideration transferred for payment solution controlling and noncontrolling interest, the total estimated fair value of net identifiable liabilities acquired at the payment solution acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$3,041

Fair value of total consideration transferred	3,041
Fair value of noncontrolling interest	2,131

Fair value of controlling and noncontrolling interest	5,172
Fair value of net identifiable liabilities acquired	7,786

Goodwill	$12,958

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

Assets acquired and liabilities assumed as of January 30, 2012 (in thousands):

Cash and cash equivalents	$572
Accounts receivable	303
Inventory	34
Property and equipment	1,955
Other current assets	287
Accounts payable	(1,746)
Liabilities to related party	(432)
Liability for unclaimed consumer cards	(5,800)
Financial liabilities	(5,239)
Other accrued expenses and liabilities	(654)
Unfavorable contracts subject to amortization	(538)
Intangible assets subject to amortization
Customer relationships	1,323
Developed technology	2,023
Trade names	542
Contract backlog	344
Deferred tax liabilities in connection with acquired intangible assets	(760)

Fair value of payment solution net identifable liabilities acquired	$(7,786)

Intangible assets of approximately $4.2 million consist primarily of customer relationships, developed technology, trade names and contract backlog. Customer relationships relate to payment solution’s ability to sell existing, in-process and future versions of its products to its existing customers. Developed technology relates to payment solution’s technology that currently generates revenue. Trade names represent future value to be derived associated with the use of existing trade names. Contract backlog represents future revenue to be derived from confirmed contracts. Customer relationships, developed technology and contract backlog were valued using the Multiperiod Excess Earnings Method (MPEEM) and the Profit Split methodology based on discounted cash flows (“DCF”). Trade names were valued using the relief from royalty method based on DCF. Unfavorable contracts of approximately $0.5 million consist of one unfavorable loan contract with a shareholder and various unfavorable equipment financing contracts with a shareholder. Unfavorable loan contract relates to a contract to purchase equipment and finance working capital requirements with an interest rate above the current market rate and unfavorable equipment financing contracts relate to equipment financing with interest rates that were above current market rates. Both unfavorable loan and equipment financing contracts are measured using a differential cash flow method. A discount rate of 14% was used to value developed technology, trade names, unfavorable loan contracts and unfavorable equipment financing contracts; a discount rate of 16% was used to value customer relationships; and a discount rate of 10% was used to value contract backlog. The discount rate used in the present value calculation was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets and unfavorable contracts are subject to amortization and the Company expects to amortize these intangible assets and unfavorable contracts over their expected useful lives of approximately four to ten years.

Of the total purchase consideration, $13.0 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the payment solution acquisition is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the payment solution acquisition will be deductible for income tax purposes. As noted in Notes 8 and 9 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its critical accounting policy and determined that approximately $0.9 million in property and equipment and approximately $2.1 million in intangible assets as of June 30, 2012 are impaired and recorded an impairment charge in the 2012 second quarter financial statements. Refer to Note 8, Property and Equipment and Note 9, Goodwill and Intangible Assets, for further information.

The Company recognized $0.2 million of acquisition-related costs that were expensed in the six months ended June 30, 2012. These costs are included as part of general and administration costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of payment solution included in the Company’s condensed consolidated statement of operations from the payment solution acquisition date through June 30, 2012 are as follows (in thousands):

Revenues	$1,894
Net loss	$1,679

Acquisition of polyright SA

Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA (“polyright”), on July 18, 2011 (“polyright acquisition date”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers may receive aggregate potential earn-out payments (“contingent consideration”) payable in shares of the Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of such shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of the Company’s annual results, and will be subject to a two-year lockup.

The fair value of the consideration transferred, which included contingent consideration, was determined to be $3.4 million at the polyright acquisition date. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2012, there were significant reductions in the forecast such that the $0.3 million in contingent consideration for the earn-out liability recognized as of the acquisition date was no longer a reasonable estimate based on the revised forecasts. As a result, the earn-out liability was reduced to $0.1 million in accordance with ASC 480. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further information.

The company recognized identifiable intangible assets of $1.5 million and goodwill of $2.7 million related to the acquisition of polyright. The intangible assets are subject to amortization and the Company is amortizing these intangible assets over their expected useful lives of approximately one to six years. As noted in Notes 8 and 9 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its critical accounting policy and determined that approximately $50,000 in property and equipment, approximately $0.6 million in intangible assets and approximately $1.0 million in goodwill as of June 30, 2012 are impaired and recorded an impairment charge in the 2012 second quarter financial statements. The goodwill impairment charge is an estimate and subject to change during the third quarter of 2012 upon completion of the impairment analysis. Refer to Note 8, Property and Equipment and Note 9, Goodwill and Intangible Assets, for further information.

Acquisition of idOnDemand, Inc.

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. In addition, Selling Shareholders may receive potential earn-out payments (“contingent consideration”) over a period of three years and eight months from the idOnDemand acquisition date, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. In January 2012, the Company acquired the remaining noncontrolling interests and idOnDemand became a 100%-owned subsidiary.

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

The fair value of the contingent consideration is classified as a liability in accordance with ASC 480. As of June 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the acquisition date and the contingent consideration was determined to be no longer payable due to reduced forecasts. As a result, the earn-out liability of $5.5 million was reduced to zero as there is no future expectation of an earn-out payment in accordance with ASC 480. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further information.

The Company recognized identifiable intangible assets of $4.3 million and goodwill of $7.8 million related to the acquisition of idOnDemand. The Company is amortizing the intangible assets over their expected useful lives of approximately one to six years. As noted in Notes 8 and 9 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its critical accounting policy and determined that approximately $0.1 million in property and equipment, approximately $3.3 in intangible assets and approximately $7.0 million in goodwill as of June 30, 2012 are impaired and recorded an impairment charge in the 2012 second quarter financial statements. The goodwill impairment charge is an estimate and subject to change during the third quarter of 2012 upon completion of the impairment analysis. Refer to Note 8, Property and Equipment and Note 9, Goodwill and Intangible Assets, for further information.

Deferred tax assets and liabilities resulting from the acquisition of idOnDemand have been netted, where applicable. Following the idOnDemand acquisition, idOnDemand became part of the U.S. tax group of the Company’s entities. Accordingly, the deferred tax liability of $1.5 million which was recognized in the purchase price accounting has been netted with the Company’s existing deferred tax assets. As a result, there was a $1.5 million reversal of the Company’s valuation allowance which was recorded as a tax benefit in the 2011 second quarter financial statements.

Pro forma financial information:

The results for the acquired payment solution, polyright and idOnDemand businesses are included in the Company’s condensed consolidated statements of operations since their respective acquisition dates. As a result of the timing of these acquisitions, the Company’s condensed consolidated results for the periods presented are not directly comparable. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisitions had occurred as of the beginning of the comparable prior annual reporting period. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the payment solution, polyright and idOnDemand acquisitions had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$23,856	$28,194	$45,435	$53,233
Net loss attributable to Identive Group, Inc.	(41,875)	(2,704)	(48,248)	(6,258)
Weighted average common shares outstanding used in loss per common share attributable to Identive Group, Inc.	59,686	54,355	59,143	52,239
Net loss per common share attributable to Identive Group, Inc.	$(0.70)	$(0.05)	$(0.82)	$(0.12)

4.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$7	$—	$—	$7	$1,506	$—	$—	$1,506
Liabilities:
Contingent consideration	$—	$—	$108	$108	$—	$—	$5,765	$5,765

Money market fund deposits are included in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Below is the summary of contingent consideration by acquisition (in thousands):

	June 2012				December 2011
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
RockWest	$—	$—	$—	$—	$960	$281	$(238)	$—
idOnDemand	21,000	—	(5,463)	—	21,000	—	706	5,463
polyright	737	—	(194)	108	737	—	42	302

	$21,737	$—	$(5,657)	$108	$22,697	$281	$510	$5,765

As discussed in Note 3 above, under the terms of their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement, because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profits targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weightage thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. As of June 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the acquisition date for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments, except for $0.1 million related to polyright. As a result, the total earn-out liability of $5.8 million was reduced to $0.1 million in accordance with ASC 480. The contingent consideration shown in the table above as of June 30, 2012 and December 31, 2011 includes $0.1 million and $0.1 million, respectively, related to the earn-out liability related to the polyright acquisition, and is included in the other accrued expenses and liabilities in the condensed consolidated balance sheets. The contingent consideration above as of December 31, 2011 included $5.5 million related to the idOnDemand acquisition and is shown as long-term earn-out liability in the condensed consolidated balance sheet. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. Amounts shown in the table above for RockWest refer to contingent consideration related to the acquisition of RockWest Technology Group in April 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of June 30, 2012 and December 31, 2011, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5.	Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of June 30, 2012. Upon the affirmative vote of Board of Directors, without stockholder approval or further action, Board of Directors may from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Such issuances of preferred stock could adversely affect the holders of shares of the Company’s common stock.

Public Offering

In May 2011, the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering, for a net consideration of approximately $18.2 million after incurring approximately $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP” or “Plan”). Initially, 2.0 million shares of common stock were reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period. Each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. Subsequent offering periods shall commence on January 1 or July 1, as applicable, immediately following the end of the previous offering period and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2012 and December 31, 2011, the plan automatically reset and a new offering period began on July 1, 2012 and January 1, 2012, respectively. There were 93,871 shares of common stock issued under the ESPP during the six months ended June 30, 2012. The following table illustrates the stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$9	$—	$14	$—
Research and development	11	—	16	—
Selling and marketing	15	—	24	—
General and administrative	15	—	22	—

Total	$50	$—	$76	$—

As of June 30, 2012, there was $0.6 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods.

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

Stock Bonus and Incentive Plans

In connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill Plans, pursuant to which options to purchase 2.0 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. No grants have been made under these plans since the date of assumption.

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives shall be paid an incentive bonus to be received in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the executives and employees are entitled to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Since the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. While the Company will maintain its current 2010 Plan for making performance-based awards to Participants, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Plan (described below). As of June 30, 2012, a total of 0.9 million shares have been issued pursuant to the 2011 Plan, of which 0.2 million shares were issued during the six months ended June 30, 2012 as disclosed in the condensed consolidated statements of equity.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The plan provides stock options, stock units, restricted shares, and stock appreciation rights to be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock plus any remaining common stock available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through June 30, 2012, a total of 1.6 million options have been granted pursuant to the 2011 Plan, of which 1.3 million were granted during the six months ended June 30, 2012.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$—	$2	$1	$2
Research and development	1	6	9	10
Selling and marketing	(51)	65	42	125
General and administrative	(384)	239	(124)	296

Total	$(434)	$312	$(72)	$433

During the three months ended June 30, 2012, the Company’s outlook for the remainder of 2012 deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s products, and the Company reduced its forecasted revenue, gross margin and operating profit. This resulted in a significant reduction in the expected amount for annual bonus payouts compared with the amounts expected to be paid as of the end of the previous quarter. In addition, one employee left the Company during the second quarter and did not accept the bonus awarded to him for 2011. As a result, the Company recorded a net credit of $0.4 million for bonus accruals in its condensed consolidated statements of operations during the three-months ended June 30, 2012. As of June 30, 2012 and 2011, $0.1 million and $0.4 million, respectively, were accrued for share and stock option bonuses and included in accrued compensation and related benefits in the condensed consolidated balance sheets.

Stock Option Plans

The Company’s stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan each expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans.

As of June 30, 2012, an aggregate of approximately 0.3 million granted options were outstanding under the Director Option Plan and the 1997 Stock Option Plan, 0.3 million granted options were outstanding under the 2000 Stock Option Plan, 1.2 million granted options were outstanding under the 2007 Plan, and 1.6 million granted options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the six months ended June 30, 2012 and for the year ended December 31, 2011 are as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at December 31, 2010	7,542,277	1,810,188	$3.56	$128,300	4.66

Authorized	4,000,000
Granted	(1,447,980)	820,716	2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,081)	7.27
Exercised		(21,001)	2.36

Balance at December 31, 2011	10,114,332	2,266,822	2.86	$49,298	5.90

Granted	(1,467,745)	1,286,110	1.33			181,635	$272,655
Cancelled or Expired	59,626	(282,985)	2.79

Balance at June 30, 2012	8,706,213	3,269,947	2.26	$—	7.08

Vested or expected to vest at June 30, 2012		3,121,589	$2.29	$—	6.98

The following table summarizes information about options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.94 - $ 1.05	104,000	9.95	$1.05	—	$0.00
$ 1.06 - $ 1.20	943,533	9.92	1.20	—	—
$ 1.21 - $ 2.40	746,644	5.93	2.17	527,107	2.23
$ 2.41 - $ 2.63	734,712	7.93	2.55	543,343	2.60
$ 2.64 - $ 10.74	741,058	3.42	3.59	711,552	3.61

$ 0.94 - $ 10.74	3,269,947	7.08	$2.26	1,782,002	$2.89

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2012 was $1.20 and $1.33, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2011 was $2.92 and $2.67, respectively. During the three and six months ended June 30, 2012, no options were exercised. During the three and six months ended June 30, 2011, 16,539 and 21,001 options, respectively. were exercised. Cash proceeds from the exercise of stock options were $44,543 and $56,591 during the three and six months ended June 30, 2011, respectively.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$2	$5	$5	$8
Research and development	12	(5)	20	65
Selling and marketing	72	81	132	117
General and administrative	86	(7)	131	(42)

Stock-based compensation expense before income taxes	172	74	288	148
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$172	$74	$288	$148

At June 30, 2012, there was $1.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 1.4 years.

Common Stock Reserved for Future Issuance

As of June 30, 2012, the Company has reserved an aggregate of approximately 13.8 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 6.6 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 3.3 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 1.9 million shares are reserved for future issuance under the ESPP and approximately 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of June 30, 2012, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of June 30, 2012, 0.1 million shares are reserved for future issuance in connection with the acquisition of polyright for the earn-outs in consideration of meeting 2011 targets.

As of June 30, 2012, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with its November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch Electronics Corporation (“Hirsch”).

6.	Net Loss per Common Share Attributable to Identive Group, Inc.

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2012 and 2011, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the six months ended June 30, 2012 and 2011, the total number of shares excluded from diluted loss per share relating to these securities was 4,000 and 2,130,341, respectively.

7.	Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$3,539	$4,243
Work-in-process	721	160
Finished goods	5,623	4,860

Total	$9,883	$9,263

8.	Property and Equipment

Property and equipment, net consists of (in thousands):

	June 30, 2012	December 31, 2011
Land, building and leasehold improvements	$1,842	$2,277
Furniture, fixtures and office equipment	3,507	5,755
Plant and machinery	3,300	5,255
Purchased software	719	1,299

Total (1)	9,368	14,586
Accumulated depreciation (2)	(5,445)	(7,887)

Property and equipment, net	$3,923	$6,699

(1)	Amounts shown are net of $0.4 million for land, building and leasehold improvements, $2.6 million for furniture, fixture and office equipment, $3.6 million for plant and machinery and $0.5million for purchased software, which were impaired during the second quarter of 2012.
(2)	Amounts shown in accumulated depreciation are net of reversal of amounts of accumulated depreciation totaling $3.1 million related to assets impaired. Additional information is provided below.

As described below in Note 9, the Company performed an interim goodwill impairment analysis as of June 30, 2012. In conjunction with its goodwill impairment test, the Company also performed an impairment analysis for its long-lived assets in accordance with its accounting policy for reviewing long-lived assets for impairment. Management determined the estimated undiscounted cash flows and the fair value of the identified long-lived assets to measure the impairment loss and in doing so relied in part upon an independent third-party valuation report. The impairment analysis for long-lived assets indicated that some of the long-lived assets are not recoverable as the sum of estimated future undiscounted cash flows were below the assets’ carrying value. Accordingly, the Company estimated the fair value of these long-lived assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates of items such as expected revenue, gross margin and operating expenses in order to discount the sum of future independent cash flows, using discount rates which were determined based on an analysis of each individual long-lived asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company concluded that certain of its long-lived assets, specifically property and equipment, were impaired as of June 30, 2012, and recorded an impairment charge of $4.0 million, which is included as part of operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2012. Based on this analysis, the Company expects to recover the remaining balance of property and equipment of $3.9 million.

The Company recorded depreciation expense, including amortization expense on capitalized leased assets, in the amount of approximately $0.6 million and $1.1 million during the three and six months ended June 30, 2012, respectively. The net decrease of $2.4 million in accumulated depreciation is due to reversal of amounts of accumulated depreciation totaling $3.1 million related to assets impaired, reduction in accumulated depreciation of $0.2 million related to fixed assets disposed during the six months ended June 30, 2012, reduction in accumulated depreciation of $0.2 million for the change in foreign exchange rates between the balance sheet dates, offset by depreciation expense of $1.1 million recorded during the six months ended June 30, 2012.

9.	Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and changes in the carrying amount of goodwill for each of the Company’s business segments as of June 30, 2012, and December 31, 2011 (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	10,518	10,518	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	642	365	277

Balance at December 31, 2011	58,404	48,838	9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill impaired during the period	(21,450)	(15,613)	(5,837)
Currency translation adjustment	(962)	(943)	(19)

Balance at June 30, 2012	$48,950	$45,240	$3,710

During the six months ended June 30, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. During the year ended December 31, 2011, the Company recorded goodwill of $10.5 million in connection with its acquisition of idOnDemand and polyright. Of the total goodwill, a certain amount of goodwill is designated in a currency other than United States Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company had performed its annual impairment test for all reporting units on December 1, 2011 in accordance with its accounting policy and concluded that there was no impairment to goodwill during the year ended December 31, 2011.

Beginning in May 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value. In addition, during the second quarter of 2012, the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in the demand for the Company’s offerings. As a result, the Company reduced its forecasted revenue, gross margin and operating profit for future periods. These factors are considered indicators of potential impairment under the Company’s critical accounting policy, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to decline in the Company’s market capitalization that occurred after the filing of 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Prior to its goodwill impairment test, the Company first tested its long-lived assets, including property and equipment and intangible assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge in its condensed consolidated financial statements. ASC 350 requires a two-step method for determining goodwill impairment. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company determined that it had six reporting units consisting of Hirsch, Multicard, payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. The Company calculated the fair value of the reporting units using a combination of the market and income approaches and in doing so relied in part upon an independent third-party valuation report. The market approach estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Based on the preliminary results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the idOnDemand, Transponder and Multicard reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine the implied fair value of goodwill and compare it to the carrying amount of that goodwill to determine impairment loss.

During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets and in doing so relied in part upon an independent third-party valuation report. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. Due to the length of time necessary to measure impairment of goodwill relating to these three reporting units, the goodwill impairment analysis was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. Based on the preliminary results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and Multicard reporting units was impaired and recorded a preliminary goodwill impairment charge of $21.4 million, which is included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012. The Company expects to complete its analysis prior to reporting its financial results for the third quarter of 2012 and will record any adjustments to this preliminary estimate at that time. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges. There was no goodwill impairment during the three and six months ended June 30, 2011.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 -1 year	1 -2 years	12 years	6 -15 years	4 -15 years	1 -10 years and Indefinite	Total

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	4,257
Acquired as a part of polyright acquisition	246	—	—	—	1,290	—	1,536
Currency translation adjustment	(39)	—	—	8	373	86	428

Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(841)	(300)	(790)	(4,359)	(10,540)	(8,507)	(25,337)
Currency translation adjustment	(22)	—	—	(88)	(156)	(37)	(303)

Balance at June 30, 2012	$429			$5,746	$15,422	$1,365	$22,962

Accumulated Amortization
Balance at December 31, 2010	(718)	—	—	(595)	(2,970)	(1)	(4,284)
Amortization expense	(235)	(120)	(44)	(715)	(2,946)	(37)	(4,097)
Currency translation adjustment	5	—	—	15	(8)	—	12

Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(37)	(90)	(33)	(550)	(1,661)	(49)	(2,420)
Impairment of intangible assets	677	210	77	743	3,644	74	5,425
Currency translation adjustment	10	—	—	7	45	—	62

Balance at June 30, 2012	$(298)	$—	$—	$(1,095)	$(3,896)	$(13)	$(5,302)

Intangible Assets, net at June 30, 2012	$131	$—	$—	$4,651	$11,526	$1,352	$17,660

Intangible Assets, net at December 31, 2011	$—	$180	$746	$6,875	$18,871	$9,329	$36,001

During the six months ended June 30, 2012, the Company recorded intangible assets of $4.2 million in connection with its acquisition of payment solution as described in Note 3 above. Of the total intangible assets, certain acquired intangible assets are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

As noted above, beginning in May 2012, the Company experienced a significant decline in its stock price and during the 2012 second quarter experienced deterioration in its demand outlook as a result of macroeconomic uncertainty. Consequently, the Company performed an interim goodwill impairment analysis as of June 30, 2012. In conjunction with its goodwill impairment test, the Company also performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss and in doing so relied in part upon an independent third-party valuation report. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company concluded that certain of its intangible assets were impaired as of June 30, 2012 and recorded an impairment charge of $19.9 million, which is included as part of operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2012. Based on this analysis, the Company expects to recover the remaining balance of identified intangible assets of $17.7 million.

Intangible assets of $36.0 million as of December 31, 2011 include intangible assets of $9.3 million that are not subject to amortization. As of June 30, 2012, the Company evaluated the reasonableness of useful lives of its indefinite-lived intangible assets and determined that these assets’ useful lives are no longer indefinite. As a result, the Company will begin to amortize these assets over their useful lives. The impairment charge of $19.9 million above includes $8.1 million related to intangible assets which were classified as indefinite-lived intangible assets as of December 31, 2011. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company had performed its annual impairment test for intangible assets with indefinite useful lives in accordance with its accounting policy as of December 1, 2011 and concluded that there was no impairment to unamortizable intangible assets during the year ended December 31, 2011.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$366	$225	$703	$346
Selling and marketing	893	724	1,717	1,390

Total	$1,259	$949	$2,420	$1,736

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

June 30, 2012:
2012 (remaining six months)	$1,561
2013	2,558
2014	1,685
2015	1,668
2016	1,488
2017 and thereafter	8,700

Total	$17,660

10.	Related-Party Transactions

Prior to the acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships: Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who is now a Senior Vice President and a director of the Company. Following the acquisition of Hirsch, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

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

The final payment to Secure Networks was due on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. Hirsch’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards.

The Company recognized $0.2 million and $0.4 million of expense during the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.4 million of expense during the three and six months ended June 30, 2011, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related-party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

June 30, 2012:
2012 (remaining six months)	$545
2013	1,131
2014	1,187
2015	1,247
2016	1,309
2017 and thereafter	6,454
Present value discount factor	(3,665)

Total	$8,208

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8%

per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $6,600 and $11,000 during the three and six months ended June 30, 2012, respectively. As of June 30, 2012, approximately $0.4 million was outstanding under the loan, which is shown as a current liability on the condensed consolidated balance sheets.

11.	Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30, 2012	December 31, 2011
Current liability:
Equipment financing liabilities	$547	$—
Bank loan	325	—
Debt note	835	829
Mortgage loan payable to bank	53	55

Total current liability	$1,760	$884

Non-current liability:
Equipment financing liabilities	$2,019	$—
Bank loan	1,383	—
Debt note	—	423
Mortgage loan payable to bank	716	766

Total non-current liability	$4,118	$1,189

Total	$5,878	$2,073

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company acquired obligations for equipment financing liabilities and a bank loan.

The equipment financing liabilities are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.2 million in principal and interest during 2012. The repayments increase to approximately $0.3 million per quarter in 2013, with a final payment of approximately $0.8 million in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2012, respectively.

The bank loan is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of approximately $0.1 million and $0.1 million during the three and six months ended June 30, 2012, respectively.

In connection with its acquisition of Smartag Pte., Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority security interest in over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $14,000 and $32,000 during the three and six months ended June 30, 2012, respectively. The Company recorded interest expense on the debt note of $34,000 and $0.1 million during the three and six months ended June 30, 2011, respectively.

In connection with its acquisition of Bluehill ID AG (“Bluehill ID”) in January 2010, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the wholly-owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,600 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $0.1 million. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense on the mortgage loan and line of credit of approximately $13,000 and $29,000 during the three and six months ended June 30, 2012, respectively. The Company recorded interest expense on the mortgage loan and line of credit of approximately $19,000 and $38,000 during the three and six months ended June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, outstanding balances under the revolving line of credit were zero.

12.	Segment Reporting, Geographic Information and Major Customers

ASC Topic 280 — Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its CEO and CFO.

The Company operates in two business segments that reflect its current organizational structure and focus on providing secure identification solutions. The Company’s reportable segments are “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”).

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

•

In the ID Products segment the Company designs and manufactures both standard and highly specialized radio frequency identification (“RFID”) and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The Company’s ID Infrastructure products include readers and terminals based on both contact and contactless smart card technology and its Transponder products include RFID inlays, inlay-based RFID tags, labels, stickers and cards. The ID Products segment includes the results of the Company’s ID Infrastructure (formerly SCM Microsystems) and Transponder business units and these business units were aggregated based on similar economic characteristics and distribution channels as well as type of customers. The Company’s ID Infrastructure and Transponder products are primarily sold under the Identive brand.

The CODM reviews financial information and business performance for each operating segment and also at the Identity Management and ID Products reportable segment. The Company evaluates the performance of its segments at the revenue and gross margin level. The CODM does not review operating expenses or asset information for purposes of assessing performance or allocating resources.

Summary information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Identity Management:
Revenues from external customers	$14,183	$14,476	$26,888	$27,100
Intersegment revenue	16	259	3	317

Total Identity Management revenue	14,199	14,735	26,891	27,417
Elimination of intersegment revenues	(16)	(259)	(3)	(317)

Total revenue	$14,183	$14,476	$26,888	$27,100

Gross profit	$6,294	$6,329	$12,181	$12,155

Gross profit %	44%	44%	45%	45%
ID Products:
Revenues from external customers	$9,673	$11,136	$18,174	$20,932
Intersegment revenue	161	1,690	174	3,709

Total ID Products revenue	9,834	12,826	18,348	24,641
Elimination of intersegment revenues	(161)	(1,690)	(174)	(3,709)

Total revenue	$9,673	$11,136	$18,174	$20,932

Gross profit	$3,306	$3,885	$6,157	$7,439

Gross profit %	34%	35%	34%	36%
Total:
Net revenue	$23,856	$25,612	$45,062	$48,032
Gross profit	$9,600	$10,214	$18,338	$19,594
Gross profit %	40%	40%	41%	41%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Revenues:
Americas	$12,619	$12,058	$22,825	$21,792
Europe	7,842	9,113	15,374	18,645
Asia-Pacific	3,395	4,441	6,863	7,595

Total	$23,856	$25,612	$45,062	$48,032

% of net Revenues:
Americas	53%	47%	51%	45%
Europe	33%	36%	34%	39%
Asia-Pacific	14%	17%	15%	16%

Total	100%	100%	100%	100%

No customers exceeded 10% of total revenue during the three or six months ended June 30, 2012 or 2011. One customer in the ID Management segment accounted for $1.7 million, or 12.1% of the Company’s accounts receivable balance at June 30, 2012. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2011.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment, net:
Americas	$622	$656
Europe	2,695	3,970
Asia-Pacific	606	2,073

Total (1)	$3,923	$6,699

(1)	Amounts shown are net of impairment charges.

13.	Restructuring

In 2012, the Company implemented a restructuring plan (the “2012 Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2012 Restructuring Plan included a worldwide workforce reduction and restructuring of certain business functions. The Company incurred restructuring charges of $0.3 million and paid $0.2 million for severance charges associated with the 2012 Restructuring Plan during the three and six months ended June 30, 2012. As of June 30, 2012, approximately $0.1 million was outstanding related to restructuring actions and is included in other accrued expenses and liabilities in the condensed consolidated balance sheet.

14.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2012 expire at various dates during the next five years.

The Company recognized rent expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2012, respectively, and recognized rent expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of June 30, 2012 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2012 (remaining six months)	$1,468	$10,872	$396	$12,736
2013	1,555	363	66	1,984
2014	710	—	4	714
2015	214	—	—	214
2016 and thereafter	156	—	24	180

Total	$4,103	$11,235	$490	$15,828

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I—Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Acquisitions

On January 30, 2012, through our Bluehill ID AG subsidiary we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues (“payment solution”). In exchange for the shares of payment solution, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of €2.35 million (or approximately $3.0 million), to 18 selling shareholders of payment solution. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933 and are subject to applicable restrictions on transfer. payment solution’s operating results have been included in our consolidated results from the date of acquisition. On April 2, 2012 we acquired an additional 23.7% of payment solution, bringing our total ownership of the company to 82.5%. Within the next few months, payment solution is expected to be integrated into the operations of our existing Multicard business unit.

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

As part of our organic growth strategy, we are focused on enhancing our ability to address emerging growth markets and extending our product and solutions offerings through ongoing research and development programs. This included a significant update to our Hirsch Identive software and hardware platforms, which was completed in the first quarter of 2012. Additionally, to meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, we have added new manufacturing and production equipment and lines at our facilities in Germany and Singapore, and during the second half of 2011 expanded our production capacity for these products by nearly 80%. In the first quarter of 2012 we also expanded our Transponder sales resources in the U.S.

In order to position the Company to participate in emerging, potentially very high growth market opportunities, we have invested and continue to invest in new products and solutions in a number of areas. In anticipation of the launch of new smartphones that include NFC (near field communication) technology, in mid-2011 we created a new dedicated group focused on NFC and mobility applications, which is responsible for guiding and coordinating our NFC product and market strategies as well as launching new software-based NFC services. We are investing in NFC product and service offerings, including NFC tags, readers, development kits, and a cloud-based NFC tag management services platform. In late 2011 we created a new sales team focused on the market for converged access products, which provide both physical and cyber access security, and have introduced several new converged access products to the market. Additionally, to meet the growing demand for “cloud based” credential issuance and management, we are investing in the development of “Identity Software as a Service” solutions and capabilities.

During 2011, in order to enhance our ability to address our customers and markets on a global basis, we consolidated our various transponder, reader and firmware product businesses into a single ID Products and Components organization and moved the majority of our product brands under a single market brand, Identive. During the fourth quarter of 2011, our Hirsch Electronics business unit started doing business as Hirsch Identive. Currently we are implementing plans to transition our various company and products brands to the single Identive brand over time.

While we expect to continue to invest in those areas of our business that we perceive to be important future growth drivers, as described below in “Results of Operations” and “Liquidity and Capital Resources,” our sales for the first six months of 2012 were below expectations, and we continue to incur operating losses. These factors, among others, have raised significant doubt about our ability to continue as a going concern. As a result, we may be required to curtail our investments in the short term to address the liquidity issues described further below.

Second Quarter 2012 Impairment

As described in Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, because of a significant decline in the Company’s stock price and market capitalization and changes in the second quarter to forecasted revenue, gross margin and operating profit, we undertook interim goodwill, intangible asset and long-lived asset impairment analyses in connection with our quarterly close as of June 30, 2012. As a result of these analyses, we recorded a preliminary goodwill impairment charge of $21.4 million, an intangible asset impairment charge of $19.9 million and a long-lived asset impairment charge of $4.0 million in the quarter ended June 30, 2012. While goodwill impairment charges are preliminary, they represent our best estimates as of the date of the filing of this Quarterly Report on Form 10-Q, and we expect to complete the goodwill impairment review prior to the filing of our results for the third fiscal quarter of 2012. These charges affected our financial condition and results of operation for the second quarter ended June 30, 2012; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures. We also expect that as a result of the impairment there will be lower non-cash charges to net earnings in future quarters, as the amount of goodwill and intangible assets being amortized will be significantly reduced.

Trends in our Business

Sales Trends

Sales in the first six months of 2012 decreased 6% to $45.1 million compared with the first six months of 2011, reflecting a 15% decrease in organic sales, partially offset by $4.3 million of incremental revenue from the acquired idOnDemand, polyright and payment solution businesses. In the first six months of 2012, sales were affected by seasonally weaker demand in some of our markets; a revenue gap of approximately $4.8 million caused by the absence of new orders for secure card readers and software for the German national ID program, which had been a significant component of our revenue throughout 2011; project delays with several Transponder customers in the mobile device and transportation sectors; and ongoing budget delays and constraints in the U.S. government and European government program sectors. These factors were partially offset by stronger sales of smart card readers and Hirsch Identive security systems to the U.S. government market, related in part to limited improvement in activity associated with previously delayed security projects with some U.S. federal agencies.

Sales in the Americas. Sales in the Americas were $22.8 million in the first six months of 2012, accounting for 51% of total revenue and up 5% compared with $21.8 million in the first six months of 2011. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our Hirsch Identive security systems in the Americas increased by approximately 9% in the first six months of 2012 compared with the same period of 2011, primarily as a result of stronger sales outside the U.S. Government sector, as well as an increase in activity with some federal agencies, including a $1.7 million order from the Department of Justice recorded in the 2012 second quarter. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our Hirsch Identive security systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. During 2011, our sales of security systems to the U.S. Government sector were negatively impacted by budget and funding delays. While increased project activity at some federal agencies in the first six months of 2012 is a positive development, the outlook for our U.S. Government business remains uncertain in the near term, particularly as it is uncertain how the upcoming U.S. election may affect federal spending. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales of our ID Infrastructure products in the Americas increased 40% in the first six months of 2012 compared with the same period of 2011, primarily as a result of positive timing of orders for smart card readers to support cybersecurity and network access in the U.S. Government sector. This was partially offset by a 50% decrease in Transponder sales in the Americas as various transportation projects slowed and expected orders were delayed. Revenue from our Multicard U.S. business unit also decreased 7% year over year.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $15.4 million in the first six months of 2012, accounting for 34% of total revenue and down 17% from $18.6 million the first six months of 2011. A primary reason for this decrease was the $4.8 million revenue gap caused by the absence of new orders for readers and software to support the German national ID program, which were a significant component of our sales in 2011. This contributed to a 58% decrease in sales in our European Multicard business unit in the first six months of 2012. European sales of ID Infrastructure products were 31% lower in the first six months of 2012 compared with the prior year, reflecting weakness in the market for European government programs including national ID, electronic health and other programs. Additionally, European sales of Transponder products were 13% lower in the first six months of 2012 compared with the same period of the prior year due to softness in some of our markets. These factors were partially offset by approximately $3.9 million of incremental revenue from the acquired polyright and payment solution businesses in the first six months of 2012.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $6.9 million in the first six months of 2012, accounting for 15% of total revenue and down 10% from $7.6 million the first six months of 2011. The decrease was primarily due to a 43% decline in sales from our Multicard business unit in Australia, which experiences significant variability from period to period due to the timing of large program deployments for a small number of customers. Sales of Transponder products also fell 14% in the first six months of 2012 due to project delays from customers in the mobile device and transportation sectors. These trends were partially offset by stronger sales of ID Infrastructure products, including chipsets for PC applications and smart card readers to support telecommunications applications in China and Japan, as well as $0.2 million of incremental revenue from idOnDemand.

Looking forward, we believe demand will increase across our markets for products, systems and solutions that address emerging applications such as converged access control, NFC tag deployment and management, mobile payment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of cyber and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch Identive physical access control systems are subject to U.S. government budget cycles and are generally highest in the third quarter of each year. Sales of our ID Infrastructure smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, sales of these products typically are subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the second quarter of the year, and highest sales in the second half of each year. In our Multicard business unit, a variety of localized market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. This pattern is also true for our payment solutions business as sales activity in the German sports market is strongest in the second half of the year. In general, sales of our global Transponder products also are typically marginally stronger in the second half of the year.

Operating Expense Trends

We have made and continue to make significant investments in the development of products and solutions to position the Company to benefit from the expected growth of the emergent markets for NFC, payment and cloud-based identity management, as further described below. As these markets do not yet offer significant revenue opportunities, our sales in these areas currently are relatively small and not yet able to compensate for the level of investment required to participate in these markets. This contributes significantly to our operational losses in recent periods.

Our base operating expenses (research and development, sales and marketing and general and administrative) increased 15% in the first six months of 2012 compared with the same period of 2011. This increase was due both to the inclusion of $3.3 million of additional expenses from the acquired idOnDemand, polyright and payment solution businesses, which accounted for an increase of 13% year over year, and to increased development activity in market areas that we believe hold significant growth opportunity for Identive.

Over the past several quarters, we have invested in the development of new technology, products and solutions and added sales resources to enhance our ability to address potential high-growth opportunities of the secure identification market. We have made significant investments to develop Hirsch Identive’s next generation product offering of software, controllers and other products and launched these to the secure access market in the first quarter of 2012. To address the growing opportunities for NFC-enabled systems, we have developed a cloud-based NFC tag management platform and in May 2012 launched our service to manage and provide business analytics for NFC tag deployments. We are continuing to invest in the development of our NFC tag management offering and we also continue to invest in trusted identity solutions and capabilities for cloud-based credential issuance and management. Additionally, we continue to make investments to enhance our cashless payment, smart city and ID software systems. In our ID Products business, we continue to invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension our contactless platforms. In addition, we continue to invest in enhancing and broadening our Transponder inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and library and pharmaceutical tracking applications. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

2012 Restructuring Plan

While we remain committed to our strategy of investment in emerging markets, in June 2012, we announced a series of cost reduction measures designed to better align our business operations with the current market and macroeconomic conditions. Cost reduction measures include an 11% reduction in the Company’s global workforce, acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. Once fully implemented, we expect these measures will result in savings of $4.0 million to $5.0 million in 2012 and $7.0 million on an annualized basis, and help to reduce our expense base to more sustainable levels. We continue to work diligently to reinforce the strength of our financial base.

Results of Operations

The comparability of our operating results in the six months ended June 30, 2012 with the six months ended June 30, 2011 is impacted by our acquisition of idOnDemand on May 2, 2011, polyright on July 18, 2011 and payment solution on January 30, 2012. Results of the idOnDemand, polyright and payment solution businesses have been included since their respective acquisition dates.

Revenue

Summary information by business segment for the three and six months ended June 30, 2012 and 2011 is shown below (in thousands):

	Three Months Ended June 30,		% change period to period	Six Months Ended June 30,		% change period to period
	2012	2011		2012	2011
Identity Management:
Revenues	$14,183	$14,476	(2%)	$26,888	$27,100	(1%)
% of total revenue	59%	57%		60%	56%
Gross profit	6,294	6,329		12,181	12,155
Gross profit %	44%	44%		45%	45%

ID Products:
Revenues	$9,673	$11,136	(13%)	$18,174	$20,932	(13%)
% of total revenue	41%	43%		40%	44%
Gross profit	3,306	3,885		6,157	7,439
Gross profit %	34%	35%		34%	36%

Total
Revenues	$23,856	$25,612	(7%)	$45,062	$48,032	(6%)
Gross profit	9,600	10,214		18,338	19,594
Gross profit %	40%	40%		41%	41%

Total revenue for the second quarter of 2012 was $23.9 million, down 7% compared with $25.6 million for the second quarter of 2011. For the first six months of 2012, revenue was $45.1 million, down 6% compared with $48.0 million for the first six months of 2011. Lower revenue in both the second quarter and first six months of 2012 primarily was due to decreased sales in our ID Products segment, and to a lesser extent lower organic sales in our Identity Management segment. Incremental revenue from acquired businesses was approximately $2.5 million and accounted for 10% of total revenue in the second quarter and $4.3 million, accounting for 10% of total revenue in the first six months of 2012. Excluding the impact of this incremental revenue, organic revenue was 16% lower in the second quarter and 15% lower in the first six months of 2012 compared with the same periods of 2011.

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

Revenue in our Identity Management segment was $14.2 million in the second quarter of 2012, down 2% from $14.5 million for the second quarter of 2011. For the first six months of 2012, Identity Management revenue was $26.9 million, down 1% from $27.1 million in the first six months of 2011. Results for the Identity Management segment included incremental revenue from the acquired idOnDemand, polyright and payment solution businesses of $2.5 million in the second quarter and $4.3 in the first six months of 2012. Excluding the impact of this incremental revenue, organic revenue was 19% lower in the second quarter and 17% lower in the first six months of 2012 compared with the same periods of the prior year. The decrease in organic revenue primarily was due to the absence of new orders for card readers and software for the German electronic ID program in our European Multicard business unit, which had accounted for $1.9 million of sales in the second quarter and $4.8 million of sales in the first six months of 2011. Sales in our Multicard business in Australia also declined 43% in the first six months of 2012 as a result of variability in orders from period to period to support large program deployments for a small number of customers. Sales of Hirsch Identive security systems increased 8% in the second quarter and 9% in the first six months of 2012 compared with the same periods of the prior year, as a result of stronger sales the U.S. government and commercial sectors.

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

Sales in our ID Products segment were $9.7 million in the second quarter of 2012, down 13% from sales of $11.1 million in the second quarter of 2011. For the first six months of 2012, ID Products sales were $18.2 million, down 13% from $20.9 million for the first six months of 2011. Lower sales in the 2012 periods primarily were the result of decreased sales of our Transponder products, which were down 24% in the second quarter and down 20% in the first six months of 2012 compared with the same periods of the prior year, primarily due to delays in several large mobile device and transportation customer projects. Revenue from ID Infrastructure products were 4% lower in the second quarter and 7% lower in the first six months of 2012 compared with the same periods of the prior year, reflecting weakness in the European government program market, partially offset by strong reader sales to the U.S. government sector and for telecommunications applications in Asia.

Gross Profit

Gross profit for the second quarter of 2012 was $9.6 million, or 40% of revenue, compared with $10.2 million, or 40% of revenue in the second quarter of 2011. For the first six months of 2012, gross profit was $18.3 million, or 41% of revenue, compared to $19.6 million, or 41% of revenue for the first six months of 2011.

By segment, gross profit margin for our Identity Management segment was $6.3 million, or 44% of revenue in the second quarter of 2012, compared with $6.3 million, or 44% of revenue in the second quarter of 2011. For the first six months of 2012, Identity Management gross profit margin was 45%, compared to 45% for the first six months of 2011. Favorable product mix in our Identity Management segment in the second quarter and first six months of 2012 resulted in relatively stable gross product margin even as significant changes were experienced in the components of revenue.

Gross profit margin for our ID Products segment was $3.3 million, or 34% of revenue for the second quarter of 2012, compared to $3.9 million, or 35% of revenue in the second quarter of 2011. For the first six months of 2012, ID Products gross profit margin was 34%, compared to 36% for the first six months of 2011. Gross profit margin in our ID Products segment in the second quarter and first six months of 2012 primarily was affected by lower sales of Transponder products, which resulted in lower absorption of overhead costs in our manufacturing facility in Singapore, as well as a less favorable mix of ID Infrastructure products sold.

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

Research and Development Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2012	2011		2012	2011
Expenses	$2,384	$1,379	73%	$4,875	$2,537	92%
Percentage of total revenues	10%	5%		11%	5%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the development of products for new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the polyright and payment solution businesses are not included in research and development expenses for the first six months of 2011 and only two months of results for 2011 (May and June) are included for idOnDemand.

Research and development expenses in the second quarter of 2012 were $2.4 million, or 10% of revenue, compared with $1.4 million, or 5% of revenue in the second quarter of 2011, an increase of 73%. For the first six months of 2012, research and development expenses were $4.9 million, representing 11% of revenue and up 92% from $2.5 million, or 5% of revenue for the first six months of 2011. Research and development expenses included $0.4 million and $1.1 million from the acquired idOnDemand, polyright and payment solution businesses in the second quarter and first six months of 2012, respectively. Excluding the impact of these additional expenses, research and development expenses increased 43% in the second quarter and 52% in the first six months of 2012 compared with the same periods of 2011. Higher research and development expenses in 2012 reflect increased investment in core technology and new products and solutions for emerging markets. Key investment areas include the development of “cloud based” credential issuance and management solutions in our idOnDemand business unit, our pioneering cloud-based NFC tag management platform, next generation software and controllers in our Hirsch Identive business unit, and new contactless, NFC and RFID readers and Transponder products.

In the next few quarters we expect to modestly reduce the dollar amount of our investment in research and development as ongoing programs come to completion. In the future, our research and development expenses will vary according to project demands and the markets we target.

Selling and Marketing Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2012	2011		2012	2011
Expenses	$6,530	$6,225	5%	$13,538	$11,234	21%
Percentage of total revenues	27%	24%		30%	23%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, the results of the polyright and payment solution businesses are not included in sales and marketing expenses for the first six months of 2011 and only two months of results for 2011 (May and June) are included for idOnDemand.

Selling and marketing expenses in the second quarter of 2012 were $6.5 million, or 27% of revenue, compared with $6.2 million, or 24% of revenue in the second quarter of 2011, an increase of 5%. For the first six months of 2012, sales and marketing expenses were $13.5 million, representing 30% of revenue, an increase of 21% from $11.2 million, or 23% of revenue for the first six months of 2011. Sales and marketing expenses included $0.5 million and $1.0 million from the acquired idOnDemand, polyright and payment solution businesses in the second quarter and first six months of 2012, respectively. Excluding the impact of these additional expenses, sales and marketing expenses were 3% lower in the second quarter of 2012 and 12% higher in the first six months of 2012 compared with the same periods of 2011. Higher sales and marketing expenses in the first six months of 2012 reflect investments in additional resources and programs to address existing and new market opportunities, including new sales teams focused on NFC Solutions and Converged Access products, for which we expect future sales, but minimal revenues during 2012. Lower expenses in the second quarter of 2012 reflect initial results from the cost reduction program implemented in June 2012.

We expect modest reductions in our investment in selling and marketing as a percentage of sales in the next few quarters.

General and Administrative Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2012	2011		2012	2011
Expenses	$4,410	$5,744	(23)%	$9,934	$10,974	(9)%
Percentage of total revenues	18%	22%		22%	23%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, the results of the polyright and payment solution businesses are not included in general and administrative expenses for the first six months of 2011 and only two months of results for 2011 (May and June) are included for idOnDemand.

In the second quarter of 2012, general and administrative expenses were $4.4 million, or 18% of revenue, compared with $5.7 million, or 22% of revenue in the second quarter of 2011, a decrease of 23%. For the first six months of 2012, general and administrative expenses were $9.9 million, representing 22% of revenue and down 9% from $11.0 million, or 23% of revenue for the first six months of 2011. General and administrative expenses included $0.7 million and $1.3 million from the acquired idOnDemand, polyright and payment solution businesses in the second quarter and first six months of 2012, respectively. Our ongoing efforts to reduce general and administrative expenses were accelerated with our restructuring program put in place in the second quarter of 2012. Also reflected in general and administrative expenses in the first six months of 2012 were approximately $0.2 million of transaction expenses related to the acquisition of the remaining shares of idOnDemand and acquisition of payment solution. Excluding the impact of these additional expenses and including credits of approximately $1.0 million to reverse incentive bonus accruals in the second quarter of 2012, general and administrative expenses were 18% lower in the second quarter and 15% lower in the first six months of 2012 compared with the same periods of 2011.

With reduced incentive accruals and the benefits of accelerated restructuring programs, we expect to continue to decrease our general and administrative expenses in absolute dollars and as a percentage of overall revenue during the remainder of 2012.

Impairment Charges

In the second quarter of 2012, as a result of a significant decline in our stock price and changes in the second quarter to our future forecasted revenue, gross margin and operating profit, we performed interim goodwill, intangible assets and other long-lived assets impairment analyses in connection with our quarterly close. As a result of these analyses, we recorded a preliminary goodwill impairment charge of $21.4 million, an intangible assets impairment charge of $19.9 million and a long-lived assets impairment charge of $4.0 million. Due to the length of time necessary to measure the impairment loss for goodwill, the goodwill impairment analyses was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. We expect to complete our goodwill impairment analyses prior to reporting our financial results of the third quarter of 2012 and will record any adjustments to these preliminary estimates at that time.

Restructuring Charges

Restructuring charges of $0.3 million in both the second quarter and six months of 2012 relate to the realignment of certain business operations under our 2012 Restructuring Plan, implemented in June 2012.

Remeasurement of Contingent Consideration

For the three and six months ended June 30, 2012 a credit of $6.1 million and $5.7 million, respectively, was recorded for reductions to the amount of performance-based earn-outs payable related to the polyright and idOnDemand acquisitions, following the remeasurement of this contingent consideration as of June 30, 2012. Please see Note 4, Fair value Measurements, for more detailed information.

Other (Expense) Income

Other expense of $0.2 million in the second quarter and first six months of 2012 related to the loss recognized on sale of a subsidiary. Other income of $0.2 million in the first six months of 2011 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and which investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net of $0.4 million and $0.6 million in the second quarter and first six months of 2012, respectively, and interest expense, net of $0.3 million and $0.6 million in the second quarter and first six months of 2011, respectively, consists of interest accretion expense for a liability to a related party in the Hirsch business and interest paid on financial liabilities, offset by interest earned on invested cash during the respective periods.

Foreign Currency (Losses) Gains, Net

Foreign currency losses were $0.3 million and $0.1 million in the second quarter and first six months of 2012, respectively. Foreign currency gains were $25,000 and $0.2 million in second quarter and first six months of 2011, respectively. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.1 million for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 32.80% for the six months ended June 30, 2012. In addition, during the second quarter of 2011, we recorded a net benefit for income taxes which resulted primarily from accounting treatment following the acquisition of idOnDemand. In connection with the acquisition of idOnDemand, we recorded deferred tax liabilities of $1.7 million, which were netted against the Company’s existing deferred tax assets. As a result the Company released valuation allowance of $1.7 million in the second quarter of 2011. This tax benefit was offset by estimated tax expense of $0.2 million on deemed income upon an intra-group sale of one of the Company’s subsidiaries, as the sales price was less than the fair market value of the subsidiary.

The effective tax rates for the six-month periods ended June 30, 2012 and June 30, 2011, differ from the federal statutory rate of 34% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the ratio of taxable earnings in foreign jurisdictions to taxable earnings in the U.S.

Liquidity and Capital Resources

As of the six months ended June 30, 2012, our working capital, which we have defined as current assets less current liabilities, was approximately ($0.6) million, compared to approximately $16.7 million as of December 31, 2011, a decrease of approximately $17.3 million. The decrease in working capital for the six months ended June 30, 2012 reflects a $10.9 million net decrease in cash and cash equivalents, a $5.0 million additional liability for unclaimed consumer cards from the acquired payment solution business, a $1.4 million increase in deferred revenue, an aggregate $1.3 million increase in liability to related party and financial liabilities, and a $0.3 million increase in other accrued expenses and liabilities, offset by a $0.2 million increase in accounts receivable, a $0.2 million decrease in accounts payable, a $1.1 million increase in inventories and prepaids and other current assets and an aggregate $0.1 million decrease in accrued compensation and related benefits.

Cash and cash equivalents were $6.3 million as of June 30, 2012, a decrease of approximately $10.9 million compared to $17.2 million as of December 31, 2011, mainly as a result of cash of $9.0 million used in operations, a cash payment of approximately $0.5 million for the acquisition of the remaining outstanding shares of idOnDemand, approximately $1.5 million spent for capital expenditures, and $1.0 million cash payments on financial liabilities, offset by an acquired cash balance of $0.6 million from the acquisition of payment solution, $0.2 million cash proceeds from the issuance of common stock under our employee stock purchase plan and exchange rate effect of $0.3 million on cash and cash equivalents. The following summarizes our cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash used in operating activities from continuing operations	$(9,019)	$(5,647)
Cash used in investing activities	(1,466)	(3,086)
Cash (used in) provided by financing activities	(776)	18,348
Effect of exchange rate changes on cash and cash equivalents	360	204

Increase (decrease) in cash and cash equivalents	(10,901)	9,819
Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$6,338	$20,618

Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases, liability to related party, inventory purchase commitments and other contractual agreements and financial liabilities, including bank loan, debt note, mortgage bank loan and equipment financing liabilities. At June 30, 2012, gross committed lease obligations were approximately $4.1 million, equipment financing liabilities and bank loan were approximately $4.3 million, the mortgage bank loan was approximately $0.8 million, the debt note was approximately $0.8 million, liability to related party was approximately $8.6 million and inventory purchase commitments and other purchase commitments were approximately $11.7 million. Total commitments due for the remainder of fiscal 2012 were approximately $14 million and commitments due thereafter were approximately $16.3 million at June 30, 2012.

The cash used in investing activities primarily reflects cash payment of approximately $0.5 million for the acquisition of non-controlling interest of idOnDemand and approximately $1.5 million spent for capital expenditures, offset by $0.6 million cash acquired from the acquisition of payment solution.

Cash used in financing activities primarily reflects $1.0 million paid for financial liabilities, which consist of equipment financing liabilities, bank loan, and debt note, offset by $0.2 cash proceeds from issuance of common stock under employee stock purchase plan.

We have historically incurred operating losses and negative cash flows from operating activities. As of June 30, 2012, we have total accumulated deficit of approximately $283 million. During the six months ended June 30, 2012 and 2011, we sustained consolidated net losses of $50.4 million and $3.5 million, respectively. Our working capital reduced significantly as of June 30, 2012 as compared to December 31, 2011. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of these products and services. These investments are in the area of research and development and sales and marketing on NFC, SaaS and SmartCore. Our current plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of June 30, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,103	$2,245	$1,595	$263	$—
Equipment financing liabilities	2,566	547	2,019	—	—
Bank loan	1,708	325	651	651	81
Liability to related party	8,629	1,525	2,375	2,619	2,110
Debt note	835	835	—	—	—
Mortgage loan payable to bank	769	56	112	112	489
Purchase commitments and other obligations	$11,725	11,482	219	24	—

Total obligations	$30,335	$17,015	$6,971	$3,669	$2,680

The Company excluded of $0.9 million as it relates to uncertain tax positions from contractual obligations table because the Company is unable to make reasonable estimates of the period of cash settlement with the respective taxing authority. See Note 14 of Notes to condensed consolidated financial statements for more information about the contractual obligations listed in the table above.

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

During the six months ended June 30, 2012, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, except that our revenue recognition policy was updated to include additional information concerning our revenue recognition policy with regard to multi-functional customer cards based on RFID contactless chips. Below is our current revenue recognition policy as updated to include this information:

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

In 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

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

In certain revenue arrangements, the Company facilitates cashless payments by providing integrated payment system for sports stadiums, arenas, theme parks and other venues for leisure and entertainment (“recreational facilities”) throughout Europe. For these facilities, the Company provides multi-functional customer cards based on RFID contactless chip technology (“smart cards” or “cards”) and comprehensive management software as a part of integrated cashless payment system (the “system”) which ensures the seamless interaction of all relevant components such as ticketing, access, point-of-sale, parking, etc. The system consists of comprehensive payment management software, smart cards, readers and communication infrastructure, all supplied and implemented by the Company. The Company’s system enables consumers at sporting and similar events to make quick, cashless payments for food, beverages and merchandise. The Company offers its customers the option of purchasing of a turnkey solution or entering into a multi-year contract under which the Company continues to operate and maintain responsibility for the cashless payment system over a set period, in return for sharing in the revenue generated at various events held in the stadiums or other venues. The Company also provides cards against a deposit fee which are used by the end consumers to buy food, beverages and merchandise during their visits to recreational facilities. Consumers load money on the cards to enable purchases and there may be an unredeemed balance on the cards at any given time. Revenues from unredeemed balance on cards are recognized when the likelihood of the card being redeemed by the customer is remote (“card breakage income”). Although there are expiration dates on the cards, the Company’s practice has been to honor all cards presented for payment or redemption. The Company does not charge any service fees that cause a decrement to card balances. While the Company will continue to honor all cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to, among other things, long periods of inactivity. The Company determines its card breakage rate based upon historical redemption patterns. Based on its historical information, the likelihood of a card remaining unredeemed is determined 12 months after the card is issued. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed remote. Card breakage income is included in revenue in Company’s condensed consolidated statements of operations.

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

There has been no significant change in the Company’s exposure to market risk during the six months ended June 30, 2012. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of the end of the fiscal six months ended June 30, 2012, the Company carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Remediation of Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, management identified material weaknesses in our internal control over financial reporting as of December 31, 2011, namely that the Company had an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level, and that the design of controls related to revenue recognition was inadequate.

Management has developed and begun implementing a remediation plan to address these material weaknesses. Remediation efforts currently completed, in process or expected to be implemented include the following:

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

Management has developed a timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in the current fiscal year.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced during the second quarter of 2012 related to the above-described material weaknesses.

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

Business and Strategic Risks

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

The markets for our products are competitive and characterized by rapidly changing technology. Additionally, the demand for higher security environments, including rapid certification of identity authentication, has led to new standards, driving the need for new technology solutions. We believe that the principal competitive factors affecting the markets for our products and solutions include:

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our ID Infrastructure business, we sell our various reader products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our Hirsch Identive business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

We may, in the future, face competition from these and other parties that develop secure identification products based upon approaches similar to or different from those employed by us. In addition, the market for secure identification products and solutions may ultimately be dominated by approaches other than the approaches marketed by us.

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

As noted above, the markets for our products are characterized by rapidly changing technology and the need to meet market requirements and to differentiate our products and solutions through technological enhancements, and in some cases, price. Our customers’ needs change, new technologies are introduced into the market, and industry standards continue to evolve. As a result, product life cycles are often short and difficult to predict, and frequently we must develop new products quickly in order to remain competitive in light of new market requirements. Rapid changes in technology, or the adoption of new industry standards, could render our existing products obsolete and unmarketable. Changes in market requirements could render our existing solutions obsolete or could require us to expend more on research and development efforts.

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

Our ability to remain competitive by quickly developing new products and technologies depends on continued investment in research and development and on our ability to generate adequate capital resources to fund such development activities. If we reduce this investment, our future financial performance could be adversely affected.

In order to remain competitive and rapidly adapt to changing conditions in our industry and position ourselves for new market opportunities, we make ongoing investments in research and development. As noted in the “Liquidity and Capital Resources” section of Part I, Item 2 of this Quarterly Report on Form 10-Q, to address liquidity issues currently facing our business we may be required to curtail investments these investments in the short term. If we are required to reduce our investment in research and development, we may be unable to compete effectively with newer products and technologies, and our financial results could be adversely affected.

Sales of our products depend on the widespread adoption of our products and on diversifying and expanding our customer base in new markets and geographic regions.

We sell our products, systems and services primarily to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, in our Multicard business, our solutions are used in various identity-based programs, such as cashless payment, “smart city” offerings and, national and regional IDs, which are applications that are not yet widely implemented. We are also focused on sales of products and solutions for the emerging near field communication (NFC) market, which is expected to grow as a result of the availability of NFC-enabled mobile phones. As NFC phones are not yet widely deployed, this market for our products is also still in an early stage. Additionally, we are investing in “cloud-based” solutions, also known as Software as a Service (“SaaS”), which are also in an early phase of adoption.

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

Any future acquisition could expose us to additional significant risks, including, without limitation:

•	the use of our limited cash balance or potentially dilutive stock offerings to fund such acquisitions;

•	costs of any necessary financing, which may not be available on reasonable terms or at all;

•	accounting charges we might incur in connection with such acquisitions, including the future write-down or write-off of goodwill or intangible assets;

•	the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions;

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

We currently expect that our current and anticipated capital resources and available borrowings should be sufficient to meet our operating and capital requirements at least through the next twelve months. We may, however, seek additional debt or equity financing prior to that time. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

Operational Risks

There are doubts about our ability to continue as a going concern. If we fail to generate revenue as forecast, improve our margins, realize anticipated savings from our cost reduction activities or are unable to obtain additional capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern could be adversely affected.

As discussed in “Liquidity and Capital Resources” in Part I, Item 2 of this report, as of June 30, 2012, we have a total accumulated deficit of approximately $284.0 million, and during the six months ended June 30, 2012, we sustained a consolidated net loss of $51.0 million. These factors, among others, have created significant doubt about our ability to operate as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. Based on our current plans, we believe our current capital resources, including cash, cash equivalents, anticipated cash flow from operating activities, savings from cost reduction activities and available borrowings, will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months.

However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If our revenue trend does not improve, our available liquidity from cash flows from operations will be adversely affected. While we have put in place a restructuring plan designed to lower our operational expense base, we may not be able to realize the amount of savings anticipated. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to access additional capital, either through debt or equity financings, if and when required or on acceptable terms to us. Therefore, there can be no guarantee that our existing and anticipated capital resources will be adequate to meet our liquidity requirements. If we are unable to address our liquidity challenges, then our financial results and financial condition would be adversely affected.

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

A material impairment in the carrying value of goodwill, intangible assets or other long-lived assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets consists of goodwill and other intangible assets relating to acquisitions. We review goodwill, other intangible assets and long-lived assets on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.

The recent significant decline in our stock price and revised forecasts regarding revenue, gross margin and operating profit during the second quarter of 2012 indicated potential impairment of acquisition-related goodwill, intangible assets and other long-lived assets, and we undertook and interim review for impairment in connection with the second quarter close, As a result of this analysis, we recorded a preliminary goodwill impairment charge of $21.4 million, an intangible asset impairment charge of $19.9 million and a property and equipment impairment charge of $4.0 million in the second quarter ended June 30, 2012.

We expect to complete our goodwill impairment analyses prior to the reporting of our financial results for the third quarter of 2012, and will record any adjustments to the preliminary goodwill impairment charge estimate at that time. We will continue to monitor relevant market and economic conditions that could result in impairment, including a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. It is possible that conditions could deteriorate due to these factors, resulting in the need to adjust our estimates or to take additional impairment charges in the future. As a result, our operating results and stockholders’ equity could be materially and adversely affected.

We have a history of operating losses and negative cash flow from operations and may not achieve or maintain profitability.

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

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors. Many of these factors are beyond our control. Our revenues, gross profit and operating results may fluctuate significantly from quarter to quarter due to, among other things:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	cancellations or delays of customer orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of quality components on a timely basis;

•	the absence of significant backlog in our business;

•	our inventory levels and the inventory levels of our customers and indirect sales channels;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell our products and solutions into new geographic or market segments;

•	the sales volume, product configuration and mix of offerings that we sell;

•	technological changes in the markets for our products and solutions;

•	the rate of adoption of industry-wide standards;

•	the rate of development of emerging market markets such as NFC-based mobile applications and cashless payment;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.

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

In our Identity Management segment, sales tend to be relatively linear (regularly spaced throughout the quarter), as orders are tied to projects with relatively predictable timelines. In our ID Products segment, the largest component of revenue in any given quarter is sales of smart card reader technology. Historically, many of our smart card reader customers have tended to make a significant portion of their purchases towards the end of the quarter, in part because they believe they are able to negotiate lower prices and more favorable terms. As a result, smart card reader revenue in any quarter depends on contracts entered into or orders booked and shipped in that quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. In addition, the increasing use of RFID technology in the marketplace is resulting in larger program deployments of transponder products and components. Accordingly, changes in ordering patterns, including delays or reductions in orders from our transponder customers also can have a significant effect on our business. Across both our segments, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

In much of our business, the initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. In the case of emerging market areas such as NFC, this cycle may be longer and less predictable, as demand from our customers’ end markets may not be predictable. During the sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

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

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development efforts to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and business operations in several locations around the world, including Australia, Germany, Hong Kong, India, Japan, the Netherlands, Singapore, Switzerland and the U.S. We also maintain manufacturing facilities in Germany and Singapore and manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

Operating in diverse geographic locations also imposes significant burdens on our managerial resources. In particular, our management must:

•

divert a significant amount of time and energy to manage employees and contractors in different geographic areas and time zones, who are from diverse cultural backgrounds and who speak different languages;

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 49% of our revenue in the first six months of 2012 and 57% of our revenue in 2011 was derived from customers located outside the U.S.

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

If we fail to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Global Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. Given the recent significant decline in our stock price, we may fail to meet the continued listing requirement to maintain a $1.00 minimum bid price. NASDAQ may notify us that we are not in compliance with the minimum bid price rule and would provide a grace period of 180 calendar days to regain compliance with this requirement or be delisted if we do not regain compliance. If our Board of Directors exercises its discretion to approve a reverse stock split to seek to regain compliance with the NASDAQ listing requirements and increase the per share trading price of our common stock, the announcement of the reverse stock split could adversely affect the trading price per share even if we ultimately regain compliance. If our common stock ceases to be listed for trading on The NASDAQ Global Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of acquisitions in recent years. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. As of June 30, 2012, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of August 1, 2012, 60,042,621 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company maintains various incentive plans under which equity may be issued. As of June 30, 2012, an aggregate of approximately 10.6 million shares of common stock are reserved for future grants and 3.3 million shares are reserved for future issuance pursuant to outstanding equity awards under the various equity incentive plans. In addition, as of June 30, 2012, an aggregate of approximately 3.4 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID and polyright. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of July 30, 2012, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 12% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of March 1, 2012, the directors and officers of Identive Group collectively held approximately 8% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

If we fail to remediate the material weakness and maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results and investigation by regulatory authorities. If we fail to achieve and maintain adequate internal controls the financial position of our business could be harmed; current and potential future shareholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

On April 2, 2012, Bluehill ID AG, a wholly-owned subsidiary of the Company, acquired additional outstanding shares of payment solution AG (“payment solution”) from one selling security holder such that, when aggregated with the shares acquired in January 2012, resulted in the Company owning approximately 82.5% of the outstanding shares of payment solution. The purchase of the additional payment solution shares was made pursuant to the terms and conditions of a Share Exchange Agreement between Bluehill ID AG, the Company and the selling shareholder. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its Common Stock to the selling shareholder, having a value of approximately $1.2 million. The issuance of the shares of Common Stock under the Share Exchange Agreement was made to a qualified investor outside the United States in reliance on the exemption provided by Regulation S under the Securities Act of 1933 from the registration requirements under such Act, as well as comparable exemptions under applicable foreign securities laws. The shares have not been, and will not be, registered under the Securities Act of 1933 and are subject to applicable restrictions on transfer.

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

IDENTIVE GROUP, INC.

August 8, 2012	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

August 8, 2012	By:	/s/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

10.1	Executive Employment Agreement, dated as of April 1, 2012, by and between Identive Group, Inc. and Mr. Jason Hart (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.2	Amendment to Executive Employment Agreement, dated as of May 3, 2012, by and between Identive Group, Inc. and Melvin Denton-Thompson (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2012).

10.3	Executive Employment Agreement, dated as of May 3, 2012, by and between Identive Group, Inc. and David Wear (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2012).

10.4	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Ayman S. Ashour and Identive Services AG (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.5	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Melvin Denton-Thompson (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.6	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Jason Hart (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.7	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Lawrence Midland (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.8	Amendment to Amended and Restated Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Manfred Mueller (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.9	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Bluehill ID AG and John S. Rogers (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.10	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Joseph Tassone (Incorporated by reference to exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.11	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and David Wear (Incorporated by reference to exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As permitted by Rule 405(a)(2) of Regulation S-T, XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q.