Form 10-Q/A
period 2012-06-30
IDENTIVE GROUP, INC.
filed 2012-08-31
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 1, 2012, 60,042,621 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Identive Group, Inc. for the period ended June 30, 2012, originally filed on August 8, 2012 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

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

IDENTIVE GROUP, INC.

August 31, 2012	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 31, 2012	By:	/s/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, dated as of April 1, 2012, by and between Identive Group, Inc. and Mr. Jason Hart (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.2	Amendment to Executive Employment Agreement, dated as of May 3, 2012, by and between Identive Group, Inc. and Melvin Denton-Thompson (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2012).

10.3	Executive Employment Agreement, dated as of May 3, 2012, by and between Identive Group, Inc. and David Wear (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2012).

10.4	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Ayman S. Ashour and Identive Services AG (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.5	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Melvin Denton-Thompson (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.6	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Jason Hart (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.7	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Lawrence Midland (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.8	Amendment to Amended and Restated Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Manfred Mueller (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.9	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Bluehill ID AG and John S. Rogers (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.10	Amendment to Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and Joseph Tassone (Incorporated by reference to exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

10.11	Amendment to Executive Employment Agreement, effective as of June 1, 2012, by and between Identive Group, Inc. and David Wear (Incorporated by reference to exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 1, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 8, 2012.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.