Form 10-Q
period 2012-09-30
IDENTIVE GROUP, INC.
filed 2012-11-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 1, 2012, 60,169,453 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Products	$18,663	$23,175	$55,053	$63,950
Services	4,282	3,577	12,954	10,834

Total net revenues	22,945	26,752	68,007	74,784
Cost of revenues:
Products	10,761	13,078	32,516	38,179
Services	2,464	1,844	7,433	5,181

Total cost of revenues	13,225	14,922	39,949	43,360

Gross profit	9,720	11,830	28,058	31,424

Operating expenses:
Research and development	2,019	2,286	6,894	4,823
Selling and marketing	5,440	6,198	18,978	17,432
General and administrative	4,603	5,984	14,537	16,958
Impairment of long-lived assets	870	—	24,785	—
Impairment of goodwill	4,979	—	26,429	—
Restructuring	—	—	278	—

Total operating expenses	17,911	14,468	91,901	39,213

Loss from operations	(8,191)	(2,638)	(63,843)	(7,789)
Re-measurement of contingent consideration	—	(388)	5,657	(254)
Other income (expense)	23	25	(135)	255
Interest expense, net	(379)	(242)	(1,023)	(805)

Foreign currency losses, net	(29)	(622)	(108)	(398)

Loss before income taxes and noncontrolling interest	(8,576)	(3,865)	(59,452)	(8,991)

Income taxes (provision) benefit	(15)	(54)	(89)	1,550

Consolidated net loss	(8,591)	(3,919)	(59,541)	(7,441)
Less: Loss attributable to noncontrolling interest	678	233	3,524	336

Net loss attributable to Identive Group, Inc.	$(7,913)	$(3,686)	$(56,017)	$(7,105)

Basic and diluted net loss per share attributable to Identive Group, Inc.	$(0.13)	$(0.06)	$(0.94)	$(0.14)

Weighted average shares used to compute basic and diluted loss per share	60,033	57,579	59,441	52,478

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated net loss	(8,591)	(3,919)	(59,541)	(7,441)
Other comprehensive income (loss), net tax of nil:
Foreign currency translation adjustments	236	(45)	(332)	2,712

Comprehensive loss	(8,355)	(3,964)	(59,873)	(4,729)
Comprehensive loss attributable to noncontrolling interest	599	131	3,683	377

Comprehensive loss attributable to Identive Group, Inc.	$(7,756)	$(3,833)	$(56,190)	$(4,352)

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30,	December 31,
	2012	2011(A)
ASSETS
Current assets:
Cash and cash equivalents	$6,291	$17,239
Restricted cash	2,017	—
Accounts receivable, net of allowances of $604 and $268 as of September 30, 2012 and December 31, 2011, respectively	13,377	13,578
Inventories	10,814	9,263
Prepaid expenses and other current assets	4,397	2,426

Total current assets	36,896	42,506
Property and equipment, net	7,464	6,699
Goodwill	44,544	58,404
Intangible assets, net	12,309	36,001
Other assets	539	501

Total assets	$101,752	$144,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,344	$11,941
Liability to related party	1,557	1,076
Liability for consumer cards	5,600	—
Financial liabilities	1, 983	884
Deferred revenue	3,050	2,085
Accrued compensation and related benefits	3,613	3,527
Other accrued expenses and liabilities	7,995	6,249

Total current liabilities	39,142	25,762

Long-term earn-out liability	—	5,663
Long-term liability to related party	6,997	7,303
Long-term financial liabilities	3,899	1,189
Deferred tax liability	6,851	6,094
Other long term liability	916	629

Total liabilities	57,805	46,640
Commitments and contingencies (see Note 16)	—	—
Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000 shares authorized; 60,788 and 58,309 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	61	58
Additional paid-in capital	337,502	331,758
Treasury stock, 618 shares as of September 30, 2012 and December 31, 2011	(2,777)	(2,777)
Accumulated deficit	(291,415)	(235,398)
Accumulated other comprehensive income	1,865	2,038

Total Identive Group, Inc. stockholders’ equity	45,236	95,679
Noncontrolling interest	(1,289)	1,792

Total equity	$43,947	97,471

Total liabilities and stockholders’ equity	$101,752	$144,111

(A)	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2011 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2011 and Nine Months Ended September 30, 2012

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulative Other Comprehensive	Noncontrolling	Total
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,896)	$323	$1,903	$79,804

Comprehensive loss:
Net loss	—	—	—	—	(9,502)	—	(468)	(9,970)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	1,715	(103)	1,612

Comprehensive loss	—	—	—	—	—	—	—	(8,358)

Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans	567	1	1,461	—	—	—	—	1,462
Shares issued to board members as incentive/board fees	60	—	166	—	—	—	—	166
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Issuance of common stock upon exercise of options	21	—	57	—	—	—	—	57
Stock options grants in connection with stock bonus and incentive plans	—	—	672	—	—	—	—	672
Stock-based compensation expense for stock options	—	—	439	—	—	—	—	439
Stock-based compensation expense for ESPP	—	—	134	—	—	—	—	134

Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,398)	$2,038	$1,792	$97,471
Comprehensive loss:
Net loss	—	—	—	—	(56,017)	—	(3,524)	(59,541)
Foreign currency translation adjustment, net tax of nil	—	—	—	—	—	(173)	(159)	(332)

Comprehensive loss	—	—	—	—	—	—	—	(59,873)

Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with earn-out agreement	57	—	128	—	—	—	—	128
Issuance of common stock in connection with ESPP	298	1	340	—	—	—	—	341
Issuance of common stock in connection with stock bonus and incentive plans	148	—	324	—	—	—	—	324
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Shares issued to board members as incentive/board fee	70	—	64	—	—	—	—	64
Stock-based compensation expense for stock options	—	—	578	—	—	—	—	578
Stock-based compensation expense for ESPP	—	—	143	—	—	—	—	143

Balances, September 30, 2012	60,788	$61	$337,502	$(2,777)	$(291,415)	$1,865	$(1,289)	$43,947

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(59,541)	$(7,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,575	4,013
Impairment of goodwill and long-lived assets	51,214	—
Stock-based compensation expense	884	831
Re-measurement of contingent consideration	(5,657)	254
Deferred income taxes	(12)	(2,666)
Accretion of interest to related party liability	559	563
Interest on financial liabilities	374	176
Loss on disposal of fixed assets	15	55
Changes in operating assets and liabilities:
Accounts receivable	574	1,224
Inventories	(1,539)	1,337
Other assets	(1,578)	(303)
Income taxes receivable	(20)	(40)
Accounts payable	2,427	(2,950)
Liability to related party	(807)	(780)
Accrued expenses	549	(685)
Deferred revenue	995	514
Income taxes payable	77	369

Net cash used in operating activities	(6,911)	(5,529)

Cash flows from investing activities:
Capital expenditures	(1,709)	(897)
Restricted cash deposited for capital expenditure	(696)	—
Net cash acquired (paid) from (for) acquisitions	572	(5,154)
Net cash paid for acquisition of noncontrolling interest	(500)	—

Net cash used in investing activities	(2,333)	(6,051)

Cash flows from financing activities:
Proceeds from capital raise net of issuance costs	—	18,211
Proceeds from issuance of common stock under employee stock purchase plan	341	—
Proceeds from issuance of common stock upon stock options and warrants exercised	—	1,132
Restricted cash related to factoring arrangement	(1,321)	—
Payment for financial liabilities	(1,347)	(1,462)
Changes in bank line of credit, net	120	—

Net cash (used in) provided by financing activities	(2,207)	17,881

Effect of exchange rates on cash and cash equivalents	503	620

Net (decrease) increase in cash and cash equivalents	(10,948)	6,921

Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$6,291	$17,720

Supplemental disclosures of cash flow information:

Common stock issued in connection with business combinations	$3,041	$3,024

Common stock issued in connection with acquiring noncontrolling interest	$1,168	$8

Common stock issued in connection with contingent consideration	$128	$316

Common stock issued in connection with stock bonus and incentive plans	$324	$1,434

Stock option grants issued in connection with stock bonus and incentive plans	$99	$610

Fair value of contingent consideration in connection with business combinations	$—	$5,060

Cash paid for interest expense	$1,023	$739

Property and equipment subject to accounts payable	$148	$—

See notes to condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

On May 2, 2011, the Company acquired approximately 95.8% of the outstanding shares of idOnDemand, Inc. (“idOnDemand”), a privately-held provider of identity management services based in California. In January 2012, the Company acquired the remaining noncontrolling interest and idOnDemand became a 100%-owned subsidiary. The results for the acquired idOnDemand business are included in the Company’s condensed consolidated statements of operations since May 2, 2011. On July 18, 2011, Multicard AG, a subsidiary of the Company, acquired all of the outstanding shares of polyright SA (“polyright”), a provider of integrated ID solutions for the Swiss education and healthcare markets. The results for the acquired polyright business are included in the Company’s condensed consolidated statements of operations since July 18, 2011. On January 30, 2012, through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe (“payment solution”). In April 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. The results for the acquired payment solution business are included in the Company’s condensed consolidated statements of operations since January 30, 2012. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the condensed consolidated statements of operations, amounts related to re-measurement of contingent consideration was included in general and administrative as part of operating expenses in previous periods, which are now disclosed separately as non-operating income/loss. In addition, net revenues are split into products and services revenues beginning in the current period and as a result, prior period revenues have also been reclassified to conform to current period presentation.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In July 2012, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other, Accounting Standards Codification (“ASC”) Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30. The intent of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis to determine whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30. Previous guidance in ASC Topic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The amendments in the ASU provides an entity the option not to calculate the fair value of an indefinite-lived intangible asset annually if the entity determines that it is not more likely than not that the asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal year beginning after September 15, 2012. Early adoption is permitted. The Company will adopt the provisions of ASU 2012-02 during the fourth fiscal quarter of 2012. The adoption of ASU 2012-02 will not have any significant impact as the Company does not have any indefinite-lived intangible assets.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, ASC Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

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

The payment solution acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and fair value of loss contracts. During the third fiscal quarter of 2012, the Company continued to finalize the measurement of identifiable acquired assets and assumed liabilities and as a result, the amounts of such assets and liabilities and the resulting goodwill and deferred income tax have changed as compared to the provisionally reported amounts in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. However, the Company is still in the process of finalizing the fair value of the liability for consumer cards and certain other liabilities. As the Company finalizes these valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill and deferred income taxes are subject to change, and the final purchase price accounting could be different from the amounts presented herein. The following table summarizes the fair value of total consideration transferred for payment solution controlling and noncontrolling interests, the total estimated fair value of net identifiable liabilities acquired at the payment solution acquisition date and the resulting goodwill recorded (in thousands):

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

Of the total purchase consideration, $13.0 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the payment solution acquisition is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the payment solution acquisition will be deductible for income tax purposes. As noted in Note 9 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its critical accounting policy and recorded an impairment charge in its condensed consolidated financial statements. Refer to Note 9, Goodwill and Intangible Assets, for further information.

The Company recognized $0.2 million of acquisition-related costs that were expensed in the nine months ended September 30, 2012. These costs are included as part of general and administrative costs in the condensed consolidated statement of operations.

The amounts of revenue and earnings of payment solution included in the Company’s condensed consolidated statement of operations from the payment solution acquisition date through September 30, 2012 are as follows (in thousands):

Revenues	$3,040
Net loss	$4,628

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

The fair value of the consideration transferred, which included contingent consideration, was determined to be $3.4 million at the polyright acquisition date. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2012, there were significant reductions in the forecast for payment solution and the $0.3 million in contingent consideration for the earn-out liability recognized as of the acquisition date was determined to be no longer a reasonable estimate based on the revised forecasts. As a result of the revised forecast, the earn-out liability was reduced to $0.1 million in accordance with ASC 480 as of June 30, 2012. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further information. During the three months ended September 30, 2012, the Company settled the earn-out liability by issuing 56,834 shares of common stock to the sellers of polyright. As of September 30, 2012, the earn-out liability was zero and there is no future expectation of earn-out payment.

Acquisition of idOnDemand, Inc.

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company acquired approximately 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. In addition, Selling Shareholders may receive potential earn-out payments (“contingent consideration”) over a period of three years and eight months from the idOnDemand acquisition date, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. In January 2012, the Company acquired the remaining noncontrolling interest and idOnDemand became a 100%-owned subsidiary.

The fair value of controlling and noncontrolling interests, including contingent consideration, was determined to be $10.6 million at the idOnDemand acquisition date. The fair value of the contingent consideration is classified as a liability in accordance with ASC 480. As of June 30, 2012, there were significant reductions in the forecast for idOnDemand and the contingent consideration was determined to be no longer payable due to reduced forecasts. As a result, the earn-out liability of $5.5 million was reduced to zero and there is no future expectation of an earn-out payment in accordance with ASC 480. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further information.

Pro forma financial information

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

Pro forma results of operations for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$22,945	$28,989	$68,380	$82,222
Net loss attributable to Identive Group, Inc.	(7,913)	(3,799)	(56,162)	(10,542)

4. Fair Value Measurements

The Company determines the fair values of its assets and liabilities based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value: ASC Topic 820 — Fair Value Measurement (“ASC 820”):

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and December 31, 2011 and are as follows (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$7	$—	$—	$7	$1,506	$—	$—	$1,506

Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$—	$5,765	$5,765

Money market fund deposits are included in cash and cash equivalents in the Company’s condensed consolidated balance sheets.

Below is the summary of contingent consideration by acquisition (in thousands):

	September 2012				December 2011
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
RockWest	$—	$—	$—	$—	$960	$281	$(238)	$—
idOnDemand	21,000	—	(5,463)	—	21,000	—	706	5,463
polyright	737	(108)	(194)	—	737	—	42	302

	$21,737	$(108)	$(5,657)	$—	$22,697	$281	$510	$5,765

As discussed in Note 3 above, under the terms of their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weightage thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as liability and is remeasured each reporting period in accordance with ASC 480. As of June 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the respective acquisition dates for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments, except for $0.1 million related to polyright. As a result, the total earn-out liability of $5.8 million related to the two acquisitions was reduced to $0.1 million in accordance with ASC 480. During the three months ended September 30, 2012, the Company settled the polyright earn-out liability by issuing 56,834 shares of common stock to the sellers of polyright. The contingent consideration of $5.8 million as of December 31, 2011 shown above includes $0.3 million related to the polyright acquisition, of which $0.1 million is included in other accrued expenses and liabilities, and $0.2 million is included in long-term earn-out liability in the condensed consolidated balance sheet. The remaining $5.5 million is related to the idOnDemand acquisition and is shown as long-term earn-out liability in the condensed consolidated balance sheet. The re-measurement of contingent consideration is reflected as a credit in the condensed consolidated statements of operations. During the three months ended September 30, 2012, there were no significant changes in the range of outcomes for the contingent consideration for polyright and idOnDemand and earn-out liability remains zero as of September 30, 2012. Amounts shown in the table above for RockWest refer to contingent consideration related to the acquisition of RockWest Technology Group in April 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of September 30, 2012 and December 31, 2011, there were no assets or liabilities that are measured and recognized at fair value on a non-recurring basis.

5. Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of September 30, 2012. Upon the affirmative vote of a majority of the Board of Directors, without stockholder approval or further action, Board of Directors may from time to time direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Such issuances of preferred stock could adversely affect the holders of shares of the Company’s common stock.

Public Offering

In May 2011, the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering, for a net consideration of approximately $18.2 million after incurring approximately $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP” or “Plan”) and 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. Subsequent offering periods shall commence on January 1 or July 1, as applicable, immediately following the end of the previous offering period and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2012 and December 31, 2011, the plan automatically reset and a new offering period began on July 1, 2012 and January 1, 2012, respectively. There were 204,370 and 298,241 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2012, respectively. The following table illustrates the stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$14	$14	$28	$14
Research and development	11	19	27	19
Selling and marketing	26	27	50	27
General and administrative	16	24	38	24

Total	$67	$84	$143	$84

As of September 30, 2012, there was $0.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods.

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

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the executives and employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, the executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the executives and employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. While the Company will maintain its current 2010 Plan for making performance-based awards to Participants, all future equity awards granted under the 2010 Plan will be issued pursuant to the 2011 Plan (described below). As of September 30, 2012, a total of 0.9 million shares have been issued pursuant to the 2011 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Company’s Board of Directors. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock plus any remaining common stock available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through September 30, 2012, a total of 2.2 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$—	$1	$1	$3
Research and development	5	2	14	31
Selling and marketing	(7)	8	35	175
General and administrative	237	61	113	296

Total	$235	$72	$163	$505

As of September 30, 2012 and 2011, $0.1 million and $0.4 million, respectively, were accrued for share and stock option bonuses and included in accrued compensation and related benefits in the condensed consolidated balance sheets.

Stock Option Plans

The Company’s stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 1/12th per month over one year; some vesting 100% after one year; some vesting monthly over four years; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan each expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans.

As of September 30, 2012, an aggregate of approximately 0.2 million granted options were outstanding under the Director Option Plan and the 1997 Stock Option Plan, 0.3 million granted options were outstanding under the 2000 Stock Option Plan, 1.1 million granted options were outstanding under the 2007 Plan, and 2.2 million granted options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2012 and for the year ended December 31, 2011 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at December 31, 2010	7,542,277	1,810,188	$3.56	$128,300	4.66

Authorized	4,000,000
Granted	(1,447,980)	820,716	2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,081)	7.27
Exercised		(21,001)	2.36

Balance at December 31, 2011	10,114,332	2,266,822	2.86	$49,298	5.90

Granted	(2,103,699)	1,886,109	1.14			217,590	$304,655
Cancelled or Expired	63,749	(376,740)	3.02

Balance at September 30, 2012	8,074,382	3,776,191	1.98	$102,000	7.5

Vested or expected to vest at September 30, 2012		3,515,554	$2.05	$74,704	7.35

The following table summarizes information about options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Number	Exercise Exercisable Price
$ 0.72 - $ 1.05	704,000	9.91	$0.77	25,000	$1.05
$ 1.06 - $ 1.20	943,533	9.67	1.20	235,885	1.20
$ 1.21 - $ 2.42	959,398	6.29	2.24	652,755	2.26
$ 2.43 - $ 3.12	799,312	6.13	2.77	767,449	2.77
$ 3.13 - $ 8.34	369,948	3.46	3.92	369,948	3.92

$ 0.72 - $ 8.34	3,776,191	7.50	$1.98	2,051,037	$2.61

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2012 was $0.72 and $1.14, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2011 was $2.31 and $2.57, respectively. During the three and nine months ended September 30, 2012, no options were exercised. During the three and nine months ended September 30, 2011, zero and 21,001 options, respectively, were exercised. Cash proceeds from the exercise of stock options were zero and $56,591 during the three and nine months ended September 30, 2011, respectively.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$3	$3	$8	$11
Research and development	16	8	36	73
Selling and marketing	114	51	246	168
General and administrative	157	32	288	(10)

Stock-based compensation expense before income taxes	290	94	578	242
Income tax benefit	—	—	—	—

Stock-based compensation expense after income taxes	$290	$94	$578	$242

At September 30, 2012, there was $1.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.15 years.

Common Stock Reserved for Future Issuance

As of September 30, 2012, the Company has reserved an aggregate of approximately 13.5 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 6.0 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 3.8 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 1.7 million shares are reserved for future issuance under the ESPP and approximately 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of September 30, 2012, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID AG, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID AG acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID AG.

As of September 30, 2012, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with its November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch Electronics Corporation (“Hirsch”).

6. Net Loss per Common Share Attributable to Identive Group, Inc.

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2012 and 2011, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the nine months ended September 30, 2012 and 2011, the total number of shares excluded from diluted loss per share relating to these securities was 600,000 and 2,120,060 respectively.

7. Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$4,749	$4,243
Work-in-process	729	160
Finished goods	5,336	4,860

Total	$10,814	$9,263

8. Property and Equipment

Property and equipment, net consists of (in thousands):

	September 30, 2012	December 31, 2011
Land, building and leasehold improvements	$2,258	$2,277
Furniture, fixtures and office equipment	4,977	5,755
Plant and machinery	8,300	5,255
Purchased software	1,333	1,299

Total	16,868	14,586
Accumulated depreciation	(9,404)	(7,887)

Property and equipment, net	$7,464	$6,699

During the three months ended June 30, 2012, the Company allocated an impairment loss related to long-lived assets to property and equipment that should have been allocated to intangible assets. This was corrected during the three months ended September 30, 2012 and the property and equipment balances shown in the table above have been restated to the net book values prior to the allocation of impairment loss to these assets.

The Company recorded depreciation expense, including amortization expense on capitalized leased assets, of approximately $0.6 million and $1.7 million during the three and nine months ended September 30, 2012, respectively. The net increase of $1.5 million in accumulated depreciation is due to depreciation expense of $1.7 million recorded during the period and $0.1 million for the change in foreign exchange rates between the balance sheet dates, offset by the reduction in accumulated depreciation of $0.3 million related to fixed assets disposed of during the nine months ended September 30, 2012.

9. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and changes in the carrying amount of goodwill for each of the Company’s business segments as of September 30, 2012, and December 31, 2011 (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,126	$37,955	$9,171
Goodwill acquired during the period	10,518	10,518	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	642	365	277

Balance at December 31, 2011	58,404	48,838	9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill impaired during the period	(26,429)	(18,057)	(8,372)
Currency translation adjustment	(389)	(406)	17

Balance at September 30, 2012	$44,544	$43,333	$1,211

During the nine months ended September 30, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. During the year ended December 31, 2011, the Company recorded goodwill of $10.5 million in connection with its acquisition of idOnDemand and polyright. Of the total goodwill, a certain amount of goodwill is designated in a currency other than United States Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company had performed its annual impairment test for all reporting units on December 1, 2011 in accordance with its accounting policy and concluded that there was no impairment to goodwill during the year ended December 31, 2011.

Beginning in May 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value. In addition, during the second quarter of 2012, the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in the demand for the Company’s offerings. As a result, the Company reduced its forecasted revenue, gross margin and operating profit for future periods. These factors are considered indicators of potential impairment under the Company’s critical accounting policy, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to decline in the Company’s market capitalization that occurred after the filing of its 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Prior to its goodwill impairment test, the Company first tested its long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge in its condensed consolidated statements of operations. The Company then performed its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company determined that it had six reporting units consisting of Hirsch, Multicard, payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. The Company calculated the fair value of the reporting units using a combination of the market and income approaches and in doing so relied in part upon an independent third-party valuation report. The market approach estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the idOnDemand, Transponder and Multicard reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine the implied fair value of goodwill and compare it to the carrying amount of that goodwill to determine impairment loss.

During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets, and in doing so relied in part upon an independent third-party valuation report. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and Multicard reporting units was impaired. Due to the length of time necessary to measure impairment of goodwill, step two of the goodwill impairment analysis was not completed prior to the time of the filing of the Company’s second quarter Form 10-Q and the Company reported a preliminary impairment charge of $21.4 million in the quarter ended June 30, 2012. Step two of the goodwill impairment analysis was subsequently completed during the 2012 third quarter and resulted in an additional goodwill impairment charge of approximately $5.0 million being recorded during the three months ended September 30, 2012. Total goodwill impairment during the nine months ended September 30, 2012 was $26.4 million and is included in the Company’s condensed consolidated statements of operations. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges. There was no goodwill impairment during the three and nine months of September 30, 2011.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 - 1 year	1 -2 years	12 years	6 -15 years	4 -15 years	1 - 10 years and Indefinite	Total

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	4,257
Acquired as a part of polyright acquisition	246	—	—	—	1,290	—	1,536
Currency translation adjustment	(39)	—	—	8	373	86	428

Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,322	542	4,231
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	(4)	—	—	(104)	(183)	(45)	(336)

Balance at September 30, 2012	$270			$4,600	$10,724	$570	$16,164

Accumulated Amortization
Balance at December 31, 2010	(718)	—	—	(595)	(2,970)	(1)	(4,284)
Amortization expense	(235)	(120)	(44)	(715)	(2,946)	(37)	(4,097)
Currency translation adjustment	5	—	—	15	(8)	—	12

Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(53)	(90)	(32)	(619)	(1,860)	(190)	(2,844)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(8)	—	(1)	1	52	(2)	42

Balance at September 30, 2012	$(50)	$—	$—	$(1,048)	$(2,614)	$(143)	$(3,855)

Intangible Assets, net at September 30, 2012	$220	$—	$—	$3,552	$8,110	$427	$12,309

Intangible Assets, net at December 31, 2011	$—	$180	$746	$6,875	$18,871	$9,329	$36,001

During the nine months ended September 30, 2012, the Company recorded intangible assets of $4.2 million in connection with its acquisition of payment solution as described in Note 3 above. Of the total intangible assets, certain acquired intangible assets are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

As noted above, beginning in May 2012, the Company experienced a significant decline in its stock price and during the 2012 second quarter experienced deterioration in its demand outlook as a result of macroeconomic uncertainty. Consequently, the Company performed an interim goodwill impairment analysis as of June 30, 2012. In conjunction with its goodwill impairment test, the Company also performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss and in doing so relied in part upon an independent third-party valuation report. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value. Accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge of $24.8 million, of which $23.9 million was recorded in the second quarter and $0.9 million was recorded in the third quarter of 2012, which is included as part of operating expenses in the condensed consolidated statements of operations. Based on this analysis, the Company expects to recover the remaining balance of identified intangible assets of $12.3 million.

Intangible assets of $36.0 million as of December 31, 2011 include intangible assets of $9.3 million that are not subject to amortization. The Company had performed its annual impairment test for intangible assets with indefinite useful lives in accordance with its accounting policy as of December 1, 2011 and concluded that there was no impairment to unamortizable intangible assets during the year ended December 31, 2011. As of June 30, 2012, the Company evaluated the reasonableness of useful lives of its indefinite-lived intangible assets and determined that these assets’ useful lives are no longer indefinite. As a result, the Company began amortizing these assets over their useful lives. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The impairment charge of $24.8 million above includes $8.7 million related to intangible assets which were classified as indefinite-lived intangible assets as of December 31, 2011.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$91	$378	$794	$724
Selling and marketing	333	818	2,050	2,208

Total	$424	$1,196	$2,844	$2,932

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

September 30, 2012:
2012 (remaining three months)	$434
2013	1,453
2014	1,074
2015	1,042
2016	997
2017 and thereafter	7,309

Total	$12,309

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

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the "2009 Settlement Agreement"). Prior to the acquisition of Hirsch by the Company, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the "Guarantee"). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. Hirsch’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

The Company recognized $0.2 million and $0.6 million of expense during the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.6 million of expense during the three and nine months ended September 30, 2011, respectively, in its condensed consolidated statements of operations for the interest accreted on the discounted liability amount.

The payment amounts for related-party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

September 30, 2012:
2012 (remaining three months)	$272
2013	1,131
2014	1,187
2015	1,247
2016	1,309
2017 and thereafter	6,453
Present value discount factor	(3,486)

Total	$8,113

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $6,200 and $17,200 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, approximately $0.4 million was outstanding under the loan, which is shown as a current liability on the condensed consolidated balance sheet.

11. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2012	2011
Current liability:
Equipment financing liabilities	$754	$—
Bank loan	419	—
Debt note	626	829
Mortgage loan payable to bank	55	55
Bank line of credit	129	—

Total current liability	$1,983	$884

Non-current liability:
Equipment financing liabilities	$1,836	$—
Bank loan	1,339	—
Debt note	—	423
Mortgage loan payable to bank	724	766

Total non-current liability	$3,899	$1,189

Total	$5,882	$2,073

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank.

The equipment financing liabilities are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.2 million in principal and interest during 2012. The repayments increase to approximately $0.3 million per quarter in 2013, with a final payment of approximately $0.8 million in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2012, respectively.

The bank loan is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of approximately $50,000 and $0.1 million during the three and nine months ended September 30, 2012, respectively.

The revolving line of credit is guaranteed by a former executive of payment solution up to a limit of approximately $0.1 million. The advances on the revolving line of credit accrue interest at a base rate of 6.85%, payable quarterly. Any advances over the limit will accrue interest at 13.9%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense on the line of credit of approximately $3,000 and $9,000 during the three and nine months ended September 30, 2012, respectively.

In connection with its acquisition of Smartag Pte., Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6.0% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority security interest in over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $11,000 and $43,000 during the three and nine months ended September 30, 2012, respectively. The Company recorded interest expense on the debt note of $24,000 and $0.1 million during the three and nine months ended September 30, 2011, respectively.

In connection with its acquisition of Bluehill ID AG in January 2010, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the wholly-owned subsidiaries of Bluehill ID AG and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,400 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $0.1 million. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense on the mortgage loan and line of credit of approximately $11,000 and $40,000 during the three and nine months ended September 30, 2012, respectively. The Company recorded interest expense on the mortgage loan and line of credit of approximately $21,000 and $0.1 million during the three and nine months ended September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, outstanding balances under the revolving line of credit were zero.

12. Accounts Receivable Factoring

On November 30, 2010, the Company’s Hirsch subsidiary entered into an account purchase agreement (“factoring arrangement”) with a third-party bank (the “factor”) whereby Hirsch may sell certain accounts receivable to the factor in return for cash advances. Under the terms of this agreement, the factor makes advances to Hirsch based on 90% of the gross receivable amount, up to $8.0 million. The factor imposes a financing fee equal to the greater of 7% per annum or the sum of LIBOR plus 6% per annum of the receivables sold. Based on this arrangement, Hirsch is liable to the factor if the accounts receivable are not collected or are past due over 90 days. Prior to September 2012, Hirsch did not utilize the factoring arrangement. During the three and nine months ended September 30, 2012, Hirsch factored approximately $1.5 million of its gross receivables for a cash consideration of approximately $1.3 million. Subsequent to the quarter ended September 30, 2012, on October 30, 2012, Hirsch terminated the factoring arrangement and, as a result, it is obliged to repurchase the accounts receivable sold in its entirety from the factor. As a result, the factoring arrangement is accounted for as secured borrowing in accordance with ASC 860-30. As of September 30, 2012, the Company recorded $1.3 million accounts payable to the factor under the factoring arrangement which is included in other accrued expenses and liabilities, and $1.5 million accounts receivable pledged to the factor, which is included in accounts receivable in the condensed consolidated balance sheet. The financing fee related to the factoring incurred as of September 30, 2012 was insignificant.

13. Restricted Cash

As of September 30, 2012, the Company has a restricted cash balance of approximately $2.0 million, of which $0.7 million is related to payment amounts deposited in an escrow account for purchase of equipment in a subsidiary and $1.3 million is related to amounts payable to the factor as described in Note 12 above.

14. Segment Reporting, Geographic Information and Major Customers

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

•

In the Identity Management segment the Company designs, supplies and manages solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined policies. The Company’s Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance security and better meet compliance and regulatory requirements while providing the benefits of ease of use and convenience. The Company sells its Identity Management solutions under the Identive, Hirsch Identive, polyright, payment solution and idOnDemand brands. The Company’s Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including payment, healthcare, banking, industrial, retail and critical infrastructure. Business units in the Identity Management segment include Hirsch Identive, idOnDemand and Multicard (which includes payment solution) and these business units were aggregated based on similar economic characteristics and products offerings as well as type of customers.

•

In the ID Products segment the Company designs and manufactures both standard and highly specialized radio frequency identification (“RFID”) and smart card technology-based products and components, including near field communication (“NFC”) products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, eHealth, eGovernment, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. The Company’s ID Infrastructure products include i) readers and terminals based on both contact and contactless smart card technology and ii) RFID transponders, which consist of RFID inlays and inlay-based tags, labels, stickers and cards, including NFC inlays and tags. ID Products are sold primarily under the Identive brand. The ID Products segment includes the results of the Company’s ID Infrastructure and Transponder business units.

The CODM reviews financial information and business performance at the Identity Management and ID Products reportable segment. The Company evaluates the performance of its segments at the revenue and gross margin level. The CODM does not review operating expenses or asset information for purposes of assessing performance or allocating resources.

Summary information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Identity Management:
Revenues from external customers	$13,833	$15,148	$40,721	$42,248
Intersegment revenue	1	(2)	20	314

Total Identity Management revenue	13,834	15,146	40,741	42,562
Elimination of intersegment revenues	(1)	2	(20)	(314)

Total revenues	$13,833	$15,148	$40,721	$42,248

Gross profit	$6,872	$6,816	$19,053	$18,971

Gross profit %	50%	45%	47%	45%

ID Products:
Revenues from external customers	$9,112	$11,604	$27,286	$32,536
Intersegment revenue	106	1,991	414	5,699

Total ID Products revenue	9,218	13,595	27,700	38,235
Elimination of intersegment revenues	(106)	(1,991)	(414)	(5,699)

Total revenues	$9,112	$11,604	$27,286	$32,536

Gross profit	$2,848	$5,014	$9,005	$12,453

Gross profit %	31%	43%	33%	38%

Total:
Net revenue	$22,945	$26,752	$68,007	$74,784
Gross profit	$9,720	$11,830	$28,058	$31,424
Gross profit %	42%	44%	41%	42%

Geographic net revenue is based on selling location. Information regarding net revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Revenues:
Americas	$13,014	$11,673	$35,839	$33,465
Europe	6,653	11,943	22,027	30,587
Asia-Pacific	3,278	3,136	10,141	10,732

Total	$22,945	$26,752	$68,007	$74,784

% of net Revenues:
Americas	57%	43%	53%	45%
Europe	29%	45%	32%	41%
Asia-Pacific	14%	12%	15%	14%

Total	100%	100%	100%	100%

No customers exceeded 10% of total revenue during the three and nine months ended September 30, 2012 or 2011. No customer represented 10% of the Company’s accounts receivable balance at September 30, 2012 or December 31, 2011.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment, net:
Americas	$647	$656
Europe	5,017	3,970
Asia-Pacific	1,800	2,073

Total	$7,464	$6,699

15. Restructuring

In 2012, the Company implemented a restructuring plan (the “2012 Restructuring Plan”) in an effort to align its business operations with the current market and macroeconomic conditions. The 2012 Restructuring Plan included a worldwide workforce reduction and restructuring of certain business functions. The Company incurred restructuring charges of $0.3 million related to payment for severance charges associated with the 2012 Restructuring Plan during the nine months ended September 30, 2012.

16. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2012 expire at various dates during the next five years.

The Company recognized rent expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, and recognized rent expense of $0.4 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of September 30, 2012 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Obligations	Total
2012 (remaining three months)	$969	$10,757	$637	$12,363
2013	1,849	1,219	64	3,132
2014	799	—	4	803
2015	256	—	—	256
2016 and thereafter	185	—	25	210

Total	$4,058	$11,976	$730	$16,764

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

17. Subsequent Events

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement.

The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Note”). The loan agreement provides that, subject to the terms and conditions contained therein (including compliance with certain financial covenants), beginning October 1, 2013 and continuing until December 31, 2013 the company may request an additional advance in an aggregate amount up to $2.5 million. After full drawdown of the $10.0 million term loan, the company has the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender. The Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013. In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amounts of these fees are immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder.

The obligations of the Company under the Loan Agreement and the Note are secured by substantially all assets of the Company.

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

Overview

Identive Group, Inc. (“Identive,” the “Company”, “we” or “us”) provides secure identification (“Secure ID”) solutions that combine the convenience of radio frequency identification (“RFID”) with the security of smart card technology to enable people to easily and securely interact with and manage digital devices, systems and data. Our offerings include hardware products, software, integrated systems and services to address the global markets for credential management, physical and logical/cyber access control, integrated ID solutions and a host of near field communication (“NFC”) and RFID-enabled applications for customers in the government, enterprise, consumer, education, healthcare and transportation sectors. Our growth model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

•

In our Identity Management segment we design, supply and manage solutions, systems and services that enable the secure management of credentials in diverse markets. These credentials are used for the identification of people and the granting of rights and privileges based on defined security policies. Our Identity Management offerings include integrated physical and logical (i.e., PC, network or cyber) access systems, integrated ID solutions, cashless payment solutions and cloud-based credential management systems, all of which are designed to enable organizations to enhance security and better meet compliance and regulatory requirements while providing the benefits of ease of use and convenience. We sell our Identity Management solutions under the Identive, Hirsch Identive, polyright, payment solution and idOnDemand brands. Our Identity Management end customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including payment, healthcare, banking, industrial, retail and critical infrastructure.

•

In our ID Products segment we design and manufacture both standard and highly specialized RFID and smart card technology-based products and components, including NFC products and components, that are used in the government, enterprise and consumer markets for a number of identity-based and related applications, including logical access, physical access, e-Health, e-Government, citizen ID, mobile payments, loyalty schemes, and transportation and event ticketing. Our ID Products offerings include i) readers and terminals based on both contact and contactless smart card technology and ii) RFID transponders, which consist of RFID inlays and inlay-based RFID tags, labels, stickers and cards, including NFC inlays and tags. Our ID Products are sold primarily under the Identive brand.

Each of the business areas within Identive conducts its own sales and marketing activities in the markets in which it competes, primarily utilizing its own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and OEMs. Increasingly, we also leverage common resources between business areas to optimize our sales and marketing efforts across multiple regions and market opportunities. The majority of our sales are made through indirect sales channels that may include dealers, systems integrators, value added resellers, resellers or Internet sales.

Our corporate headquarters are located in Santa Ana, California and our European and operational headquarters are located in Ismaning, Germany. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, The Netherlands, Singapore, Switzerland and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Acquisitions

On January 30, 2012, through our Bluehill ID AG subsidiary, we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues (“payment solution”). In exchange for the shares of payment solution, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of €2.35 million (or approximately $3.0 million), to 18 selling shareholders of payment solution. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933 and were issued in reliance upon available exemptions from the registration requirements of the Securities Act. The shares are also subject to applicable restrictions on transfer. payment solution’s operating results have been included in our consolidated results from the date of acquisition. On April 2, 2012 we acquired an additional 23.7% of the outstanding shares of payment solution, bringing our total ownership of the company to 82.5%. We are in the process of integrating payment solution into our existing ID Solutions operations in Germany.

On July 18, 2011, through our Multicard AG subsidiary we acquired polyright SA, a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry ("polyright"). The acquisition was made using a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright’s management team. The sellers may receive aggregate potential earn-out payments payable in shares of our common stock, over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of our annual results, and will be subject to a two-year lockup. polyright’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, polyright was integrated into our existing ID Solutions operations in Switzerland.

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to the Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a three-year lock-up from the closing date of the acquisition. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933, and were issued in reliance upon available exemptions from the registration requirements of the Securities Act. Of the total initial share consideration paid to the selling shareholders, 407,289 shares were released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition. On December 22, 2011, we entered into an agreement to purchase the remaining outstanding shares of idOnDemand for the sum of $500,000, pursuant to an agreement among Identive, ActivIdentity Corporation and idOnDemand. Following the completion of this share purchase on January 9, 2012, idOnDemand became a wholly-owned subsidiary of Identive. idOnDemand’s software and services activities have been closely integrated with our Hirsch Identive operations and together they comprise our Identity Management & Cloud Solutions division. Certain reader products from idOnDemand have been transferred to our ID Products segment.

Recent Trends and Strategies for Growth

Identive is focused on building the world's signature company in Secure ID by providing products, systems and services that are interoperable, easy to integrate and easy to use. Our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of the security and RFID industries. Our growth strategy is based both on technology-driven organic growth and disciplined acquisitive activity. We pursue investments and acquisitions with a focus on expanding our business, reinforcing our market position in targeted areas and fully leveraging our strengths and opportunities to enter new markets, as well as driving consolidation in the rapidly growing, yet fragmented markets for identification-based technologies.

As part of our organic growth strategy, we are focused on enhancing our ability to address emerging growth markets and extending our product and solutions offerings through ongoing research and development programs. This includes a significant update to our Hirsch Identive access control software and hardware platforms and continued enhancements to our software systems for cashless payment systems. Additionally, to meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, we continue to add new manufacturing and production equipment and lines at our facilities in Germany and Singapore.

In order to position the Company to participate in emerging, potentially very high-growth market opportunities, we have invested and continue to invest in new products and solutions in a number of areas. In anticipation of the launch of new smartphones that include NFC technology, we created a new dedicated group focused on NFC and mobility applications, which is responsible for guiding and coordinating our NFC product and market strategies as well as launching new cloud-based NFC services. We are investing in NFC product and service offerings, including NFC tags, readers, development kits, and a cloud-based services platform for managing content on deployed NFC tags. We also launched an online market to sell our NFC products and services at www.identiveNFC.com. To take advantage of the growing market trend towards the convergence (or integration) of physical and cyber access systems, we created a new group focused on the market for converged access products. Additionally, to meet the growing demand for cloud-based credential issuance and management, we are investing in the development of “Identity as a Service” software solutions and capabilities.

Because acquisitions have been and continue to be a component of our strategy to expand our capabilities and the scale of our business, from time to time we reorganize our operations to enhance our ability to address our market opportunities. For example, we have consolidated our various transponder, reader and firmware product businesses into a single Identification Products organization and moved the majority of our product brands under a single market brand, Identive. We have combined our Hirsch Identive and idOnDemand operations into a single organization focused on Identity Management & Cloud Solutions, and are in the process of transitioning our Hirsch Identive and idOnDemand offerings to the Identive brand. We are also engaged in combining our most recent acquisitions, polyright and payment solutions, into the operations of our ID Solutions division.

While we expect to continue to invest in those areas of our business that we perceive to be important future growth drivers, as described below in “Results of Operations” and “Liquidity and Capital Resources,” our sales for the first nine months of 2012 were negatively impacted by market factors, and we continue to incur operating losses

Goodwill and Intangibles Impairment

As described in Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q, because of a significant decline in the Company’s stock price and market capitalization and changes to forecasted revenue, gross margin and operating profit during the 2012 second quarter, we undertook interim goodwill impairment analyses in connection with our quarterly close as of June 30, 2012. Due to the length of time necessary to measure impairment of goodwill, our analysis was not completed as of the time of the filing of our second quarter Form 10-Q and we reported a preliminary impairment charge of $21.4 million in the second quarter ended June 30, 2012. The goodwill impairment analysis was subsequently completed during the 2012 third quarter and resulted in an additional goodwill impairment charge of approximately $5.0 million being recorded during the three months ended September 30, 2012, for a total goodwill impairment charge of $26.4 million during the nine months ended September 30, 2012.

In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $24.8 million in our condensed consolidated statements of operations, of which $23.9 million was recorded in the second quarter and $0.9 million was recorded in the third quarter of 2012. These charges affected our financial condition and results of operation; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures. We also expect that as a result of the impairment there will be lower non-cash charges to net earnings in future quarters, as the amount of intangible assets being amortized will be significantly reduced.

Trends in our Business

Sales Trends

Sales in the first nine months of 2012 decreased 9% to $68.0 million compared with the first nine months of 2011, reflecting a 16% decrease in organic sales, partially offset by $5.4 million of incremental revenue from idOnDemand, polyright and payment solution. In the first nine months of 2012, sales were affected by a revenue gap of approximately $6.2 million caused by the absence of new orders for secure card readers and software for the German national ID program, which had been a significant component of our revenue throughout 2011; project delays with several transponder customers in the mobile device and transportation sectors; and ongoing budget delays and constraints in the U.S. government and European government program sectors. These factors were partially offset by stronger sales of smart card readers and Hirsch Identive identity management and access control systems to the U.S. government market, related in part to limited improvement in activity associated with previously delayed security projects with some U.S. federal agencies.

Sales in the Americas. Sales in the Americas were $35.8 million in the first nine months of 2012, accounting for 53% of total revenue and up 7% compared with $33.5 million in the first nine months of 2011. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our Hirsch Identive access control systems in the Americas increased by approximately 3% in the first nine months of 2012 compared with the same period of 2011, primarily as a result of an increase in activity with certain U.S. federal agencies, including a $1.7 million order from the Department of Justice recorded in the 2012 second quarter. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our Hirsch Identive access control systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. During 2011, our sales of security systems to the U.S. Government sector were negatively impacted by budget and funding delays. While increased project activity at some federal agencies in the first nine months of 2012 is a positive development, the outlook for our U.S. Government business remains uncertain in the near term, particularly as it is uncertain how the upcoming U.S. election may affect federal spending. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Smart card reader sales in the Americas increased 72% in the first nine months of 2012 compared with the same period of 2011, as a result of large orders from a few U.S. government agencies and broader, seasonally driven demand from the U.S. government sector as a whole to support cybersecurity and network access projects. This was partially offset by a 22% decrease in transponder sales in the Americas as various transportation projects slowed and expected orders were delayed.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $22.0 million in the first nine months of 2012, accounting for 32% of total revenue and down 28% from $30.6 million for the same period of 2011. A primary reason for this decrease was the $6.2 million revenue gap caused by the absence of new orders for readers and software to support the German national ID program, which were a significant component of our sales in 2011. This contributed to a 57% decrease in sales in our European ID Solutions business in the first nine months of 2012. European sales of smart card readers also were 46% lower in the first nine months of 2012 compared with the prior year, reflecting weakness in the market for European government programs including national ID, electronic health and other programs. Additionally, European sales of transponder products were 27% lower in the first nine months of 2012 compared with the same period of the prior year due to softness in some of our markets. These factors were partially offset by approximately $5.1 million of incremental revenue from polyright and payment solution in the first nine months of 2012.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $10.1 million in the first nine months of 2012, accounting for 15% of total revenue and down 6% from $10.7 million the first nine months of 2011. The decrease was primarily due to a 36% decline in sales from our ID Solutions business in Australia, which experiences significant variability from period to period due to the timing of large program deployments for a small number of customers. Sales of transponder products also fell 18% in the first nine months of 2012 due to project delays from customers in the NFC mobile device and transportation sectors. These trends were partially offset by stronger sales of smart card reader products, including chipsets for PC applications and smart card readers to support telecommunications applications in China and Japan.

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

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our Hirsch Identive physical access control systems are subject to U.S. government budget cycles and are generally highest in the third quarter of each year. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, sales of these products typically are subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the second quarter of the year, and highest sales in the second half of each year. In our ID Solutions division, a variety of localized market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. This pattern is also true for our payment solutions business as sales activity in the German sports market is strongest in the second half of the year. In general, sales of our global transponder products also are typically marginally stronger in the second half of the year.

Operating Expense Trends

We have made and continue to make significant investments in the development of products and solutions to position the Company to benefit from the expected growth of the emerging markets for NFC, payment and cloud-based identity management, as further described below. As these markets do not yet offer significant revenue opportunities, our sales in these areas currently are relatively small and not yet able to compensate for the level of investment required to participate in these markets. In recent periods this has contributed significantly to our operational losses.

Our base operating expenses (research and development, sales and marketing, and general and administrative) increased 3% in the first nine months of 2012 compared with the same period of 2011. This increase was primarily due to a $3.5 million, or 9% increase in costs from idOnDemand, polyright and payment solution, partially offset by expense reductions taken under our 2012 restructuring plan as described below, and upon the completion of various development projects. Over the past several quarters, we have increased our investment in new solutions offerings and to develop our sales and marketing capabilities to address emerging opportunities within the secure identification market that we believe hold significant long-term potential for Identive. We have also reduced our spending on general and administrative expenses as part of an ongoing initiative to lower our operating costs.

In the area of research and development, we continue to make significant investments in technology and in specific solutions to address market opportunities with both new and existing customers. We have developed next-generation software, controllers and other products to reinforce and extend the customer base for our Hirsch Identive access control offering. To address the growing opportunities for NFC-enabled systems, we have developed a cloud-based NFC tag content management platform that provides business analytics for organizations seeking to create dynamic engagement with consumers and other groups, and we continue to invest in this platform. We also continue to invest in trusted identity solutions and capabilities for cloud-based credential issuance and management, and to enhance our cashless payment and ID software systems. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension of our contactless platforms. In addition, we continue to invest in enhancing and broadening our RFID transponder inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and medical/pharmaceutical tracking applications. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

2012 Restructuring Plan

While we remain committed to our strategy of investment in emerging markets, in June 2012, we announced a series of cost reduction measures designed to align our business operations with the current market and macroeconomic conditions. Cost reduction measures include an 11% reduction in the Company’s global workforce, acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. The remaining restructuring actions will be executed in the fourth quarter of 2012 and benefits are expected to accrue from 2013 onwards. These benefits will contribute to an annualized saving of $7.0 million.

Results of Operations

The comparability of our operating results in the nine months ended September 30, 2012 with the nine months ended September 30, 2011 is impacted by our acquisition of idOnDemand on May 2, 2011, polyright on July 18, 2011 and payment solution on January 30, 2012. Results of the idOnDemand, polyright and payment solution businesses have been included since their respective acquisition dates.

Revenue

Beginning in the third quarter of 2012, we began to include the breakdown of our revenue by products and services. Summary information about our revenue by type and by business segment for the three and nine months ended September 30, 2012 and 2011 is shown below (in thousands):

	Three Months Ended September 30,		% change period to period	Nine Months Ended September 30,		% change period to period
	2012	2011		2012	2011
Products:
Revenues	$18,663	$23,175	(19%)	$55,053	$63,950	(14%)
% of total revenue	81%	87%		81%	86%
Gross profit	7,902	10,097		22,537	25,771
Gross profit %	42%	44%		41%	40%

Services:
Revenues	$4,282	$3,577	20%	$12,954	$10,834	20%
% of total revenue	19%	13%		19%	14%
Gross profit	1,818	1,733		5,521	5,653
Gross profit %	42%	48%		43%	52%

Identity Management Segment:
Revenues	$13,833	$15,148	(9%)	$40,721	$42,248	(4%)
% of total revenue	60%	57%		60%	56%
Gross profit	6,872	6,816		19,053	18,971
Gross profit %	50%	45%		47%	45%

ID Products Segment:
Revenues	$9,112	$11,604	(21%)	$27,286	$32,536	(16%)
% of total revenue	40%	43%		40%	44%
Gross profit	2,848	5,014		9,005	12,453
Gross profit %	31%	43%		33%	38%

Total
Revenues	$22,945	$26,752	(14%)	$68,007	$74,784	(9%)
Gross profit	9,720	11,830		28,058	31,424
Gross profit %	42%	44%		41%	42%

Total revenue for the third quarter of 2012 was $22.9 million, down 14% compared with $26.8 million for the third quarter of 2011. For the first nine months of 2012, revenue was $68.0 million, down 9% compared with $74.8 million for the first nine months of 2011. Lower revenue in both the third quarter and first nine months of 2012 primarily was due to decreased product sales in both our ID Products and Identity Management segments. Incremental revenue from acquired businesses was approximately $1.1 million and accounted for 5% of total revenue in the third quarter, and was $5.4 million, accounting for 8% of total revenue in the first nine months of 2012. Excluding the impact of this incremental revenue, organic revenue was 19% lower in the third quarter and 16% lower in the first nine months of 2012 compared with the same periods of 2011.

Services revenue includes sales of payment-related services, professional consulting services and annual maintenance contracts. Services have comprised a higher proportion of our revenues in the third quarter and first nine months of 2012 compared with the same periods of the prior year, primarily as a result of the addition of new payment-related and maintenance services revenue from our acquisitions of polyright and payment solution.

In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. Our Identity Management segment includes the operations of our Identity Management & Cloud Solutions division and our ID Solutions division, both of which specialize in the design and manufacturing of highly secure, integrated systems that can enhance security and better meet compliance and regulatory requirements while providing users the benefits and convenience of simple and secure solutions. The majority of sales in our Identity Management segment are made to customers in the government, education, enterprise and commercial markets and encompass vertical market segments including payment, healthcare, banking, industrial, retail and critical infrastructure. Because of the complex nature of the problems we address for our Identity Management customers, pricing pressure is not prevalent in this segment.

Revenue in our Identity Management segment was $13.8 million in the third quarter of 2012, down 9% from $15.1 million for the third quarter of 2011. For the first nine months of 2012, Identity Management revenue was $40.7 million, down 4% from $42.2 million in the first nine months of 2011. Results for the Identity Management segment included incremental revenue from idOnDemand, polyright and payment solution of $1.1 million in the third quarter and $5.4 in the first nine months of 2012. Excluding the impact of this incremental revenue, organic revenue was 16% lower in both the third quarter and first nine months of 2012 compared with the same periods of the prior year. The decrease in organic revenue primarily was due to the absence of new orders for secure IT kits for the German electronic ID program in our European ID Solutions business, which had accounted for $1.4 million of sales in the third quarter and $6.2 million of sales in the first nine months of 2011. Sales of Hirsch Identive access control systems remained stable in the third quarter and grew 6% in the first nine months of 2012 compared with the same periods of the prior year, despite continued budget and project delays from U.S. government customers.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes sales of smart card and NFC readers and terminals, and RFID transponder products including RFID and NFC inlays, inlay-based cards, tags, labels and stickers. The majority of sales in our ID Products segment are made to original equipment manufacturers and system integrators, although an increasing proportion are sold directly to end customers. Sales in this segment are somewhat subject to pricing pressure, both for our transponder products and in the market for our smart card reader technology, which has been shifting away from external readers and towards lower-cost, embedded chip sets over the last several years.

Sales in our ID Products segment were $9.1 million in the third quarter of 2012, down 21% from sales of $11.6 million in the third quarter of 2011. For the first nine months of 2012, ID Products sales were $27.3 million, down 16% from $32.5 million for the first nine months of 2011. Both our smart card reader and transponder product sales were lower in the 2012 periods. Revenue from smart card readers was 16% lower in the third quarter and 11% lower in the first nine months of 2012 compared with the same periods of the prior year, as a result of decreased demand for smart card readers used in European government and citizen ID programs, partially offset by strong reader sales to the U.S. government sector. Transponder product sales fell 30% in the third quarter and 23% in the first nine months of 2012 compared with the same periods of the prior year, as a result of order delays with large mobile device and transportation customer projects. Some of these delayed projects began to move forward at the end of the third quarter.

Gross Profit

Gross profit for the third quarter of 2012 was $9.7 million, or 42% of revenue, compared with $11.8 million, or 44% of revenue in the third quarter of 2011. For the first nine months of 2012, gross profit was $28.1 million, or 41% of revenue, compared to $31.4 million, or 42% of revenue for the first nine months of 2011.

By segment, gross profit margin for our Identity Management segment was $6.9 million, or 50% of revenue in the third quarter of 2012, compared with $6.8 million, or 45% of revenue in the third quarter of 2011. For the first nine months of 2012, Identity Management gross profit margin was 47%, compared to 45% for the first nine months of 2011. Favorable product mix in our Identity Management segment in the third quarter and first nine months of 2012 resulted in improved gross product margin.

Gross profit margin for our ID Products segment was $2.8 million, or 31% of revenue for the third quarter of 2012, compared to $5.0 million, or 43% of revenue in the third quarter of 2011. For the first nine months of 2012, ID Products gross profit margin was 33%, compared to 38% for the first nine months of 2011. Gross profit margin in our ID Products segment in the third quarter and first nine months of 2012 primarily was affected by weaker sales of transponder products, which resulted in lower absorption of overhead costs in our manufacturing facilities.

We expect there will be some variation in our gross profit from period to period, as our gross profit has been and will continue to be affected by a variety of factors, including, without limitation, competition, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, software and services, risk of inventory write-downs and the cost and availability of components.

Research and Development Expenses

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)	2012	2011		2012	2011
Expenses	$2,019	$2,286	(12)%	$6,894	$4,823	43%
Percentage of total revenues	9%	9%		10%	6%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Due to the timing of their respective acquisitions, no results for the payment solution business are included in research and development expenses for the first nine months of 2011, only five months of results for 2011 (May—September) are included for idOnDemand, and only two months of results for 2011 (August—September) are included for polyright.

Research and development expenses in the third quarter of 2012 were $2.0 million, or 9% of revenue, compared with $2.3 million, or 9% of revenue in the third quarter of 2011, a decrease of 12% as a result of decreased spending on projects nearing completion and lower spending in line with our cost reduction plan. For the first nine months of 2012, research and development expenses were $6.9 million, representing 10% of revenue and up 43% from $4.8 million, or 6% of revenue for the first nine months of 2011. Research and development expenses included $1.1 million from idOnDemand, polyright and payment solution in the first nine months of 2012; however there were no incremental expenses from acquired companies in the third quarter of 2012. Excluding the impact of acquisitions, research and development expenses increased 21% in the first nine months of 2012 compared with the same period of 2011. Beginning in the third quarter of 2011, we significantly increased our investment in core technology and new products and solutions for emerging markets. Key investment areas include the development of credential issuance and management solutions offered as “Identity as a Service,” our cloud-based NFC tag content management platform, software enhancements in our ID Solutions offerings, and new contactless, NFC and RFID readers and transponder products.

In the next few quarters we expect similar reduced levels of investment in research and development as we benefit from the effect of our cost reduction initiatives. In the future, our research and development expenses will vary according to project demands and the markets we target.

Selling and Marketing Expenses

	Three months ended September 30,		% change period to	Nine months ended September 30,		% change period to
(In thousands)	2012	2011	period	2012	2011	period
Expenses	$5,440	$6,198	(12)%	$18,978	$17,432	9%
Percentage of total revenues	24%	23%		28%	23%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, no results for the payment solution business are included in sales and marketing expenses for the first nine months of 2011, only five months of results for 2011 (May—September) are included for idOnDemand, and only two months of results for 2011 (August—September) are included for polyright.

Selling and marketing expenses in the third quarter of 2012 were $5.4 million, or 24% of revenue, compared with $6.2 million, or 23% of revenue in the third quarter of 2011, a decrease of 12%. For the first nine months of 2012, sales and marketing expenses were $19.0 million, representing 28% of revenue, an increase of 9% from $17.4 million, or 23% of revenue for the first nine months of 2011. Selling and marketing expenses included $0.1 million and $1.0 million from idOnDemand, polyright and payment solution in the third quarter and first nine months of 2012, respectively. Excluding the impact of these additional expenses, selling and marketing expenses were 15% lower in the third quarter of 2012 and 3% higher in the first nine months of 2012 compared with the same periods of 2011. Higher selling and marketing expenses in the first nine months of 2012 reflect investments in additional resources and programs to address existing and new market opportunities, including new sales teams focused on NFC solutions and converged access products, for which we expect future sales, but minimal revenues during 2012. Lower expenses in the third quarter of 2012 reflect initial results from the cost reduction program implemented in June 2012.

We expect modest reductions in our investment in selling and marketing as a percentage of sales in the next quarter.

General and Administrative Expenses

	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
(In thousands)	2012	2011		2012	2011
Expenses	$4,603	$5,984	(23)%	$14,537	$16,958	(14)%
Percentage of total revenues	20%	22%		21%	23%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, no results for the payment solution business are included in general and administrative expenses for the first nine months of 2011, only five months of results for 2011 (May—September) are included for idOnDemand, and only two months of results for 2011 (August—September) are included for polyright.

In the third quarter of 2012, general and administrative expenses were $4.6 million, or 20% of revenue, compared with $6.0 million, or 22% of revenue in the third quarter of 2011, a decrease of 23%. For the first nine months of 2012, general and administrative expenses were $14.5 million, representing 21% of revenue and down 14% from $17.0 million, or 23% of revenue for the first nine months of 2011. General and administrative expenses included $0.1 million and $1.4 million from idOnDemand, polyright and payment solution in the third quarter and first nine months of 2012, respectively. Also reflected in general and administrative expenses in the first nine months of 2012 were approximately $0.2 million of transaction expenses related to the acquisition of the remaining shares of idOnDemand and acquisition of payment solution. Excluding the impact of these additional expenses and including credits of approximately $1.0 million to reverse incentive bonus accruals in the second quarter of 2012, general and administrative expenses were 25% lower in the third quarter and 18% lower in the first nine months of 2012 compared with the same periods of 2011 as a result of ongoing efforts to reduce general and administrative expenses which were accelerated with our cost reduction program put in place in the second quarter of 2012.

With reduced incentive accruals and the benefits of accelerated restructuring programs, we expect modest decreases in general and administrative expenses in absolute dollars and as a percentage of overall revenue during the remainder of 2012.

Impairment Charges

During the second quarter of 2012, as a result of a significant decline in our stock price and changes to our future forecasted revenue, gross margin and operating profit, we undertook interim goodwill impairment analyses in connection with our quarterly close as of June 30, 2012. Due to the length of time necessary to measure impairment of goodwill, our analysis was not completed as of the time of the filing of our second quarter Form 10-Q and we reported a preliminary impairment charge of $21.4 million in the second quarter ended June 30, 2012, The goodwill impairment analysis was subsequently completed during the 2012 third quarter and resulted in an additional goodwill impairment charge of approximately $5.0 million being recorded during the three months ended September 30, 2012, for a total goodwill impairment charge of $26.4 million during the nine months ended September 30, 2012.

In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $24.8 million in our condensed consolidated statements of operations, of which $23.9 million was recorded in the second quarter and $0.9 million was recorded in the third quarter of 2012. Please see Note 9, Goodwill and Intangible Assets, for more detailed information.

Restructuring Charges

Restructuring charges of $0.3 million in the first nine months of 2012 relate to the realignment of certain business operations under our 2012 restructuring plan, implemented in June 2012.

Remeasurement of Contingent Consideration

For the first nine months of 2012, a credit of $5.7 million was recorded for reductions to the amount of performance-based earn-outs payable related to the polyright and idOnDemand acquisitions, following the remeasurement of this contingent consideration as of June 30, 2012. Please see Note 4, Fair value Measurements, for more detailed information.

Other Income (Expense)

Other income (expense) of $23,000 recorded in the third quarter of 2012 related to insurance reimbursement on lost shipments for a subsidiary, and other expense of $(0.2) million recorded in the first nine months of 2012 related to the loss recognized on the sale of a subsidiary. Other income of $25,000 recorded in the 2011 third quarter and $0.3 million recorded in the first nine months of 2011 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, which was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net of $0.4 million and $1.0 million in the third quarter and first nine months of 2012, respectively, and interest expense, net of $0.2 million and $0.8 million in the third quarter and first nine months of 2011, respectively, consists of interest accretion expense for a liability to a related party in the Hirsch business and interest paid on financial liabilities, offset by interest earned on invested cash during the respective periods.

Foreign Currency Losses, Net

Foreign currency losses were $29,000 and $0.1 million in the third quarter and first nine months of 2012, respectively. Foreign currency losses were $0.6 and $0.4 million in third quarter and first nine months of 2011, respectively. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items.

Income Taxes

We recorded a provision for income taxes of $15,000 and $0.1 million for the three and nine months ended September 30, 2012, respectively, reflecting an effective tax rate of 33% for the nine months ended September 30, 2012. In addition, during the third quarter and first nine months of 2011, we recorded a net provision for income taxes of $0.1 million and a net benefit for income taxes of $1.6 million respectively, which resulted primarily from accounting treatment following the acquisition of idOnDemand. In connection with the acquisition of idOnDemand, we recorded deferred tax liabilities of $1.5 million, which were netted against the Company’s existing deferred tax assets. As a result the Company released valuation allowance of $1.5 million in the second quarter of 2011. This tax benefit was offset by estimated tax expense of $0.2 million on deemed income upon an intra-group sale of one of the Company’s subsidiaries, as the sales price was less than the fair market value of the subsidiary.

The effective tax rates for the nine-month periods ended September 30, 2012 and September 30, 2011, differ from the federal statutory rate of 34% primarily due to the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the ratio of taxable earnings in foreign jurisdictions to taxable earnings in the U.S.

Liquidity and Capital Resources

As of September 30, 2012, our working capital, which we have defined as current assets less current liabilities, was approximately ($2.2) million, compared to approximately $16.7 million as of December 31, 2011, a decrease of approximately $18.9 million. The decrease in working capital for the nine months ended September 30, 2012 reflects a $10.9 million decrease in cash and cash equivalents, a $0.2 million net decrease in accounts receivable, a $3.4 million increase in accounts payable, a $5.6 million additional liability for unclaimed consumer cards from the acquired payment solution business, a $1.0 million increase in deferred revenue, an aggregate $1.6 million increase in liability to related party and financial liabilities, and an aggregate $1.8 million increase in accrued compensation and other accrued expenses and liabilities, offset by a $2.0 million increase in restricted cash, a $1.6 million increase in inventories and $2.0 million increase in prepaids and other current assets.

Cash and cash equivalents were $6.3 million as of September 30, 2012, a decrease of approximately $10.9 million compared to $17.2 million as of December 31, 2011, mainly as a result of cash of $6.9 million used in operations, a cash payment of approximately $0.5 million for the acquisition of the remaining outstanding shares of idOnDemand, approximately $1.7 million used for capital expenditures, $1.3 million cash payments on financial liabilities, $1.3 million restricted cash related to a factoring arrangement, and $0.7 million restricted cash deposited for capital expenditure, offset by an acquired cash balance of $0.6 million from the acquisition of payment solution, a $0.1 million change in bank line of credit, $0.3 million cash proceeds from the issuance of common stock under our employee stock purchase plan and an exchange rate effect of $0.5 million on cash and cash equivalents. The following summarizes our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash used in operating activities from continuing operations	$(6,911)	$(5,529)
Cash used in investing activities	(2,333)	(6,051)
Cash (used in) provided by financing activities	(2,207)	17,881
Effect of exchange rate changes on cash and cash equivalents	503	620

Increase (decrease) in cash and cash equivalents	(10,948)	6,921
Cash and cash equivalents at beginning of period	17,239	10,799

Cash and cash equivalents at end of period	$6,291	$17,720

Significant commitments that will require the use of cash in operating activities in future periods include obligations under operating leases, liability to related party, inventory purchase commitments and other contractual agreements and financial liabilities, including bank loan, debt note, mortgage bank loan and equipment financing liabilities. At September 30, 2012, gross committed lease obligations were approximately $4.1 million, equipment financing liabilities and bank loan were approximately $4.3 million, the mortgage bank loan was approximately $0.8 million, the debt note was approximately $0.6 million, liability to related party was approximately $8.6 million and inventory purchase commitments and other purchase commitments were approximately $12.7 million. Total commitments due for the remainder of fiscal 2012 were approximately $13.1 million and commitments due thereafter were approximately $18.0 million at September 30, 2012.

The cash used in investing activities primarily reflects cash payment of approximately $0.5 million for the acquisition of the non-controlling interest in idOnDemand, approximately $1.7 million spent for capital expenditures, and $0.7 million restricted cash deposited for capital expenditure, offset by $0.6 million cash acquired from the acquisition of payment solution.

Cash used in financing activities primarily reflects $1.3 million paid for financial liabilities, which consist of equipment financing liabilities, bank loan, and debt note, and $1.3 million restricted cash related to a factoring arrangement, offset by $0.3 million cash proceeds from issuance of common stock under employee stock purchase plan and $0.1 million net change in bank line of credit.

We have historically incurred operating losses and negative cash flows from operating activities. As of September 30, 2012, we have total accumulated deficit of approximately $291 million. During the nine months ended September 30, 2012 and 2011, we sustained consolidated net losses of $59.5 million and $7.4 million, respectively. Our working capital reduced significantly as of September 30, 2012 compared with December 31, 2011. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of these products and services. These investments are in the area of research and development and sales and marketing for solutions based on NFC, cloud-based identity management (“Identity as a Service”) and our SmartCore card manufacturing technology. Our current plan anticipates increased revenues and improved profit margins for the twelve-month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. On October 30, 2012, the Company signed an agreement for a term loan in aggregate principal amount of up to $10.0 million and received an initial advance in the aggregate principal amount of $7.5 million. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities, or fail to meet required financial covenants under our loan agreement. If these events occur, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions. We may also need to raise additional funds through additional debt or equity financings. The sale of additional debt or equity securities may cause dilution to existing stockholders. There can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of September 30, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,058	$2,356	$1,453	$249	$—
Equipment financing liabilities	2,590	754	1,836	—	—
Bank loan	1,758	419	670	669
Liability to related party	8,554	1,557	2,405	2,651	1,941
Debt note	626	626	—	—	—
Mortgage loan payable to bank	779	55	110	110	504
Purchase commitments and other obligations	$12,706	12,356	325	25	—

Total obligations	$31,071	$18,123	$6,799	$3,704	$2,445

The Company excluded of $0.9 million as it relates to uncertain tax positions from contractual obligations table because we are unable to make reasonable estimates of the period of cash settlement with the respective taxing authority. See Note 16 of Notes to condensed consolidated financial statements for more information about the contractual obligations listed in the table above.

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

During the nine months ended September 30, 2012, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, except that our revenue recognition policy was updated to include additional information concerning our revenue recognition policy with regard to multi-functional customer cards based on RFID contactless chips. Below is our current revenue recognition policy as updated to include this information:

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

•

Collectability is reasonably assured. We assess collectability based on creditworthiness of customers as determined by credit checks and customer payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

In 2011, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and eliminates the residual method of allocation and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) which amends the scope of software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605, Software-Revenue Recognition (“ASC 985-605”), to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 provides that tangible products containing software components and non-software components, which function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC 985-605 and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. Our revenue is derived primarily from sales of hardware products and services, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any impact and revenues from such software products will continue to be recognized under the guidance of ASC 985-605. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified deals in any given period.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products' essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of our hardware products are bundled with our professional services and maintenance contracts, and in some cases with our software products. Professional services include security system integration, system migration, database conversion services and other services. In such multiple element arrangements, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. We account for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

In certain revenue arrangements, we facilitate cashless payments by providing integrated payment system for sports stadiums, arenas, theme parks and other venues for leisure and entertainment (“recreational facilities”) throughout Europe. For these facilities, we provide multi-functional customer cards based on RFID contactless chip technology (“smart cards” or “cards”) and comprehensive management software as a part of an integrated cashless payment system (the “system”) that ensures the seamless interaction of all relevant components such as ticketing, access, point-of-sale, parking, etc. The system consists of comprehensive payment management software, smart cards, readers and communication infrastructure, all supplied and implemented by us. Our system enables consumers at sporting and similar events to make quick, cashless payments for food, beverages and merchandise. We offer our customers the option of purchasing of a turnkey solution or entering into a multi-year contract under which we continue to operate and maintain responsibility for the cashless payment system over a set period, in return for sharing in the revenue generated at various events held in the stadiums or other venues. We also provide cards which are used by the end consumers to buy food, beverages and merchandise during their visits to recreational facilities. Consumers pay a deposit fee on the cards and then may load money onto the cards to enable purchases. There may be an unredeemed balance on the cards at any given time. Revenues from unredeemed balance on cards are recognized when the likelihood of the card being redeemed by the customer is remote ("card breakage income"). Although there are expiration dates on the cards, our practice has been to honor all cards presented for payment or redemption. We do not charge any service fees that cause a decrement to card balances. While we expect to continue to honor all cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards due to, among other things, long periods of inactivity. We determine our card breakage rate based upon historical redemption patterns. Based on our historical information, we make a determination of the likelihood of a card remaining unredeemed 12 months after the card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed remote. Card breakage income is included in revenue in our condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2012. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of the end of the nine months ended September 30, 2012, we carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that our consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weaknesses, that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (GAAP).

Remediation of Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2011, namely that we had an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level, and that the design of controls related to revenue recognition was inadequate.

Management developed and began implementing a remediation plan to address these material weaknesses, and remediation efforts have included the following:

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

Management has developed a timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. While substantial progress has been made in implementing the remediation plan, management has not yet completed and tested all of the corrective processes and procedures identified in its remediation plan. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur in the current fiscal year.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the third quarter of 2012 related to the above-described material weaknesses.

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

Our loan covenants may affect our liquidity or limit our ability to incur debt, make investments, sell assets, merge or complete other significant transactions.

In October 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. The loan agreement also contains financial covenants that require the Company to achieve certain levels of financial performance. A breach of any of the restrictive covenants in the loan agreement could result in a default under the loan agreement. If a default occurs, the lender may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings, and to exercise any other rights they have under the loan agreement or applicable law.

We may not be able to maintain compliance with the financial covenants under our loan agreement, and our capital resources may not be sufficient to make required payments on our outstanding indebtedness.

Our ability to maintain compliance with the financial and other covenants under our loan agreement with Hercules Technology Growth Capital, Inc. is dependent upon our ability to continue to execute our business model and current operational plans. If an event of default in such covenants occurs and is continuing, among other things, the lender may accelerate the loan and seize collateral or take other actions of a secured creditor. If the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Operational Risks

If we fail to generate revenue as forecast, improve our margins, realize anticipated savings from our cost reduction activities or are unable to obtain additional capital necessary to fund our operations, our financial results and financial condition could be adversely affected.

As discussed in “Liquidity and Capital Resources” in Part I, Item 2 of this report, as of September 30, 2012, we have a total accumulated deficit of approximately $291.4 million, and during the nine months ended September 30, 2012, we sustained a consolidated net loss of $59.5 million. We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. Based on our current plans, we believe our current capital resources, including cash, cash equivalents, anticipated cash flow from operating activities, savings from cost reduction activities and available borrowings, will be sufficient to fund our operating expenses and capital requirements through at least the next twelve months.

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

During the second quarter of 2012, because of a significant decline in our stock price and revised forecasts regarding revenue, gross margin and operating profit, we undertook an interim review for potential impairment of our acquisition-related goodwill, intangible assets and other long-lived assets in connection with the second quarter close. Due to the length of time necessary to measure impairment of goodwill, our analysis was not completed as of the time of the filing of our second quarter Form 10-Q and we reported a preliminary impairment charge of $21.4 million in the second quarter ended June 30, 2012. The goodwill impairment analysis was subsequently completed during the 2012 third quarter and resulted in an additional goodwill impairment charge of approximately $5.0 million being recorded during the three months ended September 30, 2012, for a total goodwill impairment charge of $26.4 million during the nine months ended September 30, 2012. In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $24.8 million in our condensed consolidated statements of operations, of which $23.9 million was recorded in the second quarter and $0.9 million was recorded in the third quarter of 2012. We will continue to monitor relevant market and economic conditions that could result in impairment, including a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. It is possible that conditions could deteriorate due to these factors, resulting in the need to adjust our estimates or to take additional impairment charges in the future. As a result, our operating results and stockholders’ equity could be materially and adversely affected.

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

In much of our business, the initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. In the case of emerging market areas such as NFC and cloud-based identity management services, this cycle may be longer and less predictable, as demand from our customers’ end markets may not be predictable. During the sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 47% of our revenue in the first nine months of 2012 and 57% of our revenue for full year 2011 was derived from customers located outside the U.S.

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

Our common stock is currently listed on The NASDAQ Global Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Global Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On August 16, 2012, we received notification from NASDAQ that the company no longer met its requirement for continued listing under its listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. On October 18, 2012, NASDAQ notified us that because the closing bid price of our common stock was above the minimum $1.00 per share price for ten consecutive trading days, we had regained compliance with the listing rules. However, should our common stock price again fall below the $1.00 minimum bid price for 30 consecutive trading days, we may fail to comply with NASDAQ listing rules and be required to take action to improve the price of our common stock, such as by seeking approval for a reverse stock split. If our common stock ceases to be listed for trading on The NASDAQ Global Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of acquisitions in recent years. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. As of September 30, 2012, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of November 1, 2012, 60,169,453 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company maintains various incentive plans under which equity may be issued. As of September 30, 2012, an aggregate of approximately 9.8 million shares of common stock are reserved for future grants and 3.8 million shares are reserved for future issuance pursuant to outstanding equity awards under the various equity incentive plans. In addition, as of September 30, 2012, an aggregate of approximately 3.3 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID AG. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of October 31, 2012, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 12% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of October 31, 2012, the directors and officers of Identive Group collectively held approximately 8% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2012, we issued an aggregate of 56,834 shares of common stock, having an approximate value of $0.1 million, in satisfaction of a previously disclosed earn out payment to the former owners of polyright SA under the polyright purchase agreement. These shares were issued in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act, including Regulation D and Regulation S thereunder.

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

IDENTIVE GROUP, INC.

November 9, 2012	By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

November 9, 2012	By:	/s/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

10.1	Amendment to Executive Employment Agreement, dated as of September 27, 2012, by and between Bluehill ID Services AG and Ayman S Ashour (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 401T of Regulation S-T, the interactive files on Exhibit 101 are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.