Form 10-K
period 2012-12-31
IDENTIVE GROUP, INC.
filed 2013-03-19
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $44,528,700.

At March 12, 2013, the registrant had outstanding 60,259,580 shares of Common Stock, excluding 618,400 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2012 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identive Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

Identive Group and the Identive logo are trademarks of Identive Group, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of Identive, including Cashless Betalen, CHIPDRIVE, HIRSCH, idOnDemand, JustPay, Multicard, payment solution, polypurse, Smartag, SmartCore, Tagtrail and Velocity. Other product and brand names not belonging to Identive that appear in this document may be trademarks or registered trademarks of their respective owners.

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

Overview of the Company

Identive Group, Inc. (“Identive,” the “Company,” “we” and “us”) provides secure identification (“Secure ID”) solutions that allow people to gain access to buildings, networks, information, systems and services – while ensuring that the physical facilities and digital assets of the organizations they interact with are protected. Through internal development and targeted acquisitions, we have built a platform of foundational identification technologies, including smart card-based security encryption technology and radio frequency identification (“RFID”) contactless communication technology. We leverage our expertise in these core identification technologies to offer a comprehensive range of Secure ID products, systems and services that help to manage the identification and granting of defined privileges to people: as consumers, employees, students or citizens.

Our offerings include hardware and software products, integrated systems and services to address the global markets for identity management, physical and logical/cyber access control, customized ID solutions and a host of RFID and near field communication (“NFC”) -enabled applications. We serve a global customer base in the government, enterprise, consumer, education, healthcare and payment sectors. Our business model is principally focused on strong technology-driven organic growth based on both established markets and emerging opportunities for Secure ID.

Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

•

In our Identity Management segment we design, supply, implement and manage integrated solutions, systems and services in diverse markets that enable the secure management of credentials used for the identification of people and the granting of rights and privileges based on defined policies. Our Identity Management offerings include: integrated physical and logical (i.e., PC, network or cyber) access control and security systems and cloud-based credential management systems, which we refer to collectively as our Identity Management & Cloud Solutions; customized ID Solutions that include multi-function IDs, cashless and mobile payment systems and other solutions; and our Tagtrail™ NFC content management platform. Our Identity Management end-customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including public services administration, law enforcement, healthcare, banking, industrial, retail and critical infrastructure. Our Identity Management solutions primarily are offered under the Identive™ brand. We also use HIRSCH™ and idOnDemand™ as product sub-brands, Multicard™ as our brand for regional ID Solutions offerings in select markets, and payment solution™ and JustPay™ for our payment offerings in the sports stadium and festival markets.

•

In our ID Products segment we design and manufacture both standard and highly specialized smart card technology-based products and components (which we refer to as ID Infrastructure products) and RFID products and components, including NFC offerings (which we refer to as Transponder products), which are used in the government, enterprise and consumer markets for a number of identity-related applications, including logical access, physical access, eHealth, eGovernment, electronic ID, mobile payment, loyalty schemes, mobile advertising, and transportation and event ticketing. Our ID Infrastructure offerings include readers and terminals based on both contact and contactless smart card technology as well as readers for RFID and NFC applications, all of which are sold under the Identive brand. Our Transponder products include RFID and NFC inlays and inlay-based tags, labels, stickers and cards. Collectively, we refer to our ID Infrastructure and Transponder offerings as Identification Products, which we sell under the Identive brand and under some product specific brands, including CHIPDRIVE®, SmartCore™ and Smartag™.

Sales from our Identity Management segment accounted for approximately 57% of our total revenue in 2012, 55% of our total revenue in 2011 and 56% of our total revenue in 2010. Sales from our ID Products segment accounted for approximately 43% of our total revenue in 2012, 45% of our total revenue in 2011 and 44% of our total revenue in 2010. Additional information about our results for the last three years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. See Note 12 of Notes to Consolidated Financial Statements in Item 8 below for further details about revenue and assets by region.

Our corporate headquarters are located in Santa Ana, California and our European and operational headquarters are located in Ismaning, Germany, where our financial reporting process is performed. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, The Netherlands, Singapore, Switzerland and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Industry Background

We operate in the market for secure identification, or Secure ID solutions, which depend upon the use of electronic identity credentials that enable organizations to manage access to facilities, digital assets and other resources. In addition to identifying the holder, electronic credentials are used to authorize the granting of rights and privileges, for example to gain access to a building or network, to access funds from a bank account or digital wallet, or to access information or services, such as tax records or healthcare data.

Electronic identity credentials most commonly take the form of tickets, cards or tokens and also are beginning to be embedded within mobile phones. Electronic tickets frequently are used to gain entry to public transportation, amusement parks and ski areas, and utilize radio frequency identification, or RFID technology, which automatically identifies and verifies each ticket via a wireless radio connection. Common card-type credentials include chip-based cards known as smart cards that can be securely encrypted with data such as a unique identity code and information about specific rights for one or more applications; the card must then be read in order to authenticate the holder before access or other privileges are granted. Smart cards commonly are used for building and/or network access, drivers’ licenses, national IDs, employee IDs, student IDs and bank cards. The identification codes and data associated with electronic credentials also may be incorporated into tokens such as a key fob, or embedded within a personal digital device such as a smartphone.

Electronic identity credentials require a corresponding infrastructure of readers, software and systems with which to interact and process the data they hold. This infrastructure includes readers or terminals, as well as software- and hardware-based application management systems such as those that control physical and network access or those that process payment transactions.

In addition, because each electronic identity credential identifies a specific individual or object and may be linked to the granting of specific privileges, for many applications it is critical that credentials are issued and managed in a secure and systematic manner. Therefore, credential issuance and management often is closely controlled and may involve compliance with various specifications and standards of issuing organizations, such as government agencies, banks, universities or corporations.

Depending upon the environment in which electronic identity credentials are used, the identification of people and the granting of defined privileges may require relatively little security, or may be subject to a significant amount of regulatory compliance. Below are some of the features that characterize the primary ID market environments in which electronic credentials are used:

•

Consumer ID: The use of RFID-based electronic credentials for consumer applications such as transit or ski ticketing speeds the process of processing ticket holders, thereby providing convenience for users and cost savings for service providers. Colleges and universities also issue electronic identity cards to their students to manage access and rights for dormitories, classrooms, the library, parking and campus networks. Equipping smartphones with a type of close-range RFID technology known as near field communication, or NFC, provides phones with the ability to interact with RFID readers to transmit ticket details, identity credentials and other information. Smartphones and other personal electronic devices now enjoy widespread popularity, and therefore provide an ideal mobile platform for storing electronic identity credentials for a variety of consumer applications, including transit or event ticketing, merchant loyalty programs, merchandise coupons, banking and payment.

•

Employee ID: Employers routinely issue identity credentials, often in the form of cards or tokens, to their employees in order to enable visual identification and to grant access to buildings, computer networks and other resources. In the United States, government agencies used highly secure, smart card-based credentials that are designed to be interoperable between agencies and comply with numerous regulations concerning their security and mode of use. Common to the enterprise and government environments is the need to safeguard their personnel and protect their physical and digital assets from theft or misuse. Identity management programs that use secure electronic credentials are the foundation security in the Employee ID environment.

•

Citizen ID: Government-issued electronic ID cards help protect citizens against identity theft and enable users to digitally sign documents and interact with government agencies online, reducing administrative costs and increasing efficiency for both users and administrators. Many countries around the world have adopted electronic passports, which incorporate an embedded smart chip that stores identifying information such as a photograph and fingerprint and which can be read by an RFID reader. Several countries also have adopted or are in the process of implementing electronic national ID cards based on smart card technology. These include Bahrain, Belgium, Finland, Italy, The Netherlands, Germany, Oman, Portugal, Qatar, Saudi Arabia, Spain, Sweden and the UAE. In many cases, these electronic national ID cards can be used by citizens not only to access government services but also to conduct private online business in a secure fashion.

•

Asset ID: RFID technology is often employed to track and protect high value assets such as pharmaceutical products, medical devices, library media and animals (pets or livestock). Identification “credentials” in the form of tags are used to identify each asset. The RFID tags contain a chip and an antenna for transmitting data to a reader.

The need for identity management solutions based on smart card and RFID technologies continues to grow, to address the evolving Consumer ID, Employee ID, Citizen ID and Asset ID markets.

Identive’s Strategy

Our mission is to be the world’s signature company in Secure ID, and our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of established identity management applications and the adoption of NFC, converged access and other emerging trends. To accomplish this, we have built significant expertise in core identification technologies, including smart card-based security and radio frequency identification (RFID). We work to leverage this expertise to create a comprehensive range of offerings that span the value chain of Secure ID, from products to fully integrated systems, as well as services. Our broad range of offerings enables us to address all of the primary Secure ID markets: Consumer ID, Employee ID, Citizen ID and Asset ID. Each of these ID markets is influenced by its own set of drivers, such as convenience, security, regulatory compliance or cost savings. But all share the need for both products and complete solutions that allow people to gain access to the facilities, networks, information, systems and services they need – while ensuring that the physical facilities and digital assets of the organizations they interact with are protected.

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

We believe the market for Secure ID solutions offers significant opportunities for growth, both in terms of the continued use of core identification technologies and the emergence of newer technologies that are being harnessed for Secure ID applications. We believe the following technologies and trends are among the most important to drive opportunities for our business:

Increasing Use of Smart Card-based Credentials — A smart card is a credit card-sized plastic card with a built-in microcontroller or secure memory chip that allows the card to store large amounts of data, carry out on-card functions such as encryption and mutual authentication, and interact intelligently with a smart card reader. The self-contained processing and memory capabilities of smart cards makes them resistant to attack as they do not need to depend upon potentially vulnerable external resources. Because of this, smart cards are often used in applications that require a high level of security protection and authentication and increasingly are being used as identity credentials: by government agencies for Citizen ID and Employee ID programs, by educational institutions and enterprises for Employee ID programs, and for secure Consumer ID applications such as cashless payment. Traditional “contact” smart cards connect to a reader with direct physical electronic contact while “contactless” smart cards require only close proximity to a reader to connect via a radio frequency interface. In addition to traditional card formats, smart card technology is also incorporated into keyfobs, subscriber identity modules (SIMs) used in GSM mobile phones, and USB-based tokens.

The market research firm Eurosmart reported in November 2012 that more than 7.0 billion smart cards shipped globally in 2012 and forecasts that 7.7 billion smart cards will ship in 2013, an expected growth rate of 10%. Major drivers of this growth include strong growth in the use of smart cards for banking applications as well as the ongoing roll-out of government card programs including national ID, electronic health cards and electronic drivers’ licenses. In its October 2012 report, ABI Research points to government programs using smart cards and predicts revenue from electronic national ID programs will more than double from $3.5 billion in 2012 to $7.6 billion in 2017. Also contributing to the growth of smart card technology is a pronounced trend towards embedding smart card secure elements within mobile phones, according to Eurosmart. Embedded smart card functionality enables mobile devices to act as secure credentials for a variety of applications, including NFC and cloud computing.

Identive is a leading global supplier of contact and contactless smart card reader technology for secure authentication, including readers for logical/cyber access, national ID, eGovernment and eHealth applications. Our capabilities also include patent-pending processes for manufacturing advanced smart card technology within a card’s inner layers, under our Smartcore brand. In addition, we have significant experience in deploying smart card-based systems that leverage multiple applications on a single card, such as physical access, logical access and payment. We believe that the continued growth in demand for smart card technology provides ongoing and new opportunities for our products and services.

Expanding Market for RFID Technology — Radio frequency identification, or RFID, is a wireless, short-range communications technology that uses radio waves to automatically identify people or objects. An RFID system consists of a reader and a transponder, or tag, which includes an integrated circuit (IC) or chip containing the information to be transmitted, and an antenna for receiving and transmitting the signal, both of which are affixed to a thin substrate called an inlay. Primarily because of the convenience it offers users, RFID is rapidly emerging as the replacement for traditional identification devices, such as those utilizing simple barcodes or magnetic stripes. RFID is also being incorporated into contactless smart cards, which in many applications are replacing contact smart cards that require insertion into a reader. In its July 2012 report, IDTechEx estimates the value of the overall RFID market in 2012 to be $7.67 billion, up 18% from $6.51 billion in 2011 and likely to continue to grow well in part due to high levels of government spending in RFID worldwide for applications ranging from non-stop road tolling and library tagging to national ID cards and passports. RFID increasingly is being used for Citizen ID applications such as national ID; Consumer ID applications such as transit and event ticketing, mobile payment and banking; Employee ID applications such as student IDs, employee IDs and physical and network access control; and Asset ID applications such as tracking of library media or pharmaceuticals.

We have significant expertise in the design and manufacture of RFID technology as well as a deep understanding of the security needs inherent in application areas that increasingly are employing RFID, such as Employee ID and access control. Building on a robust foundation of patented and patent-pending technologies, we specialize in combining and connecting integrated circuit chips from external suppliers with our own antenna designs to produce RFID inlays that can withstand the physical and environmental stresses in the various environments in which they are used. We also offer significant versatility in converting our inlays into finished RFID tags, labels and cards to address a range of applications, including asset tracking, transit and event ticketing, access control and secure mobile payment. In addition to RFID inlays and tags we also supply RFID tag and RFID smart card readers for a variety of applications. We believe we are very well positioned to address the growing demand for RFID products and solutions with our technology, expertise in design and manufacturing, and knowledge of the Secure ID applications market.

Use of NFC Technology to Enable Mobile Applications — An important development in the market for Secure ID is the expected rapid growth of a specific type of RFID technology known as near field communication, or NFC. NFC is a short-range connectivity technology that enables secure interactions between mobile devices, such as smartphones, and other devices, including NFC tags, readers and point-of-sale terminals. The adoption of NFC is still in an early stage, but as NFC-enabled smartphones and other mobile devices become broadly available there is expected to be a corresponding acceleration of new applications that use the devices to unlock doors, pay for purchases, store electronic tickets, log on to social media sites and much more. Building on the 100 million NFC mobile phones shipped in 2012, in a November 2012 report ABI Research predicts a significant increase in NFC-enabled mobile devices in the coming years and forecasts that 1.95 billion NFC devices will ship in 2017, including not only NFC phones but also media tablets, PC accessories and gaming consoles. To support emerging NFC applications, an infrastructure of NFC tags and readers also must be deployed. Consumer ID applications for which NFC is expected to be widely used include mobile payment, access control, ticketing, advertising and data sharing, as well as many others.

Identive has expertise in designing, manufacturing and applying NFC technology. We currently are one of the top NFC suppliers in the global marketplace and offer a wide range of NFC inlays, tags and readers, as well as NFC development kits that allow developers to create their own applications using NFC technology.

Mobile payment is one of the most exciting applications for NFC-enabled devices. ABI Research predicts that the total value spend of NFC mobile payments will rise from $4 billion in 2012 to $191 billion in 2017, breaking the $100 billion mark in 2016. While NFC makes it possible for people to use their smartphones to purchase items or services in the same way they would use a credit or debit card, the availability of such systems is expected to expand well beyond the large “open-loop” payment networks such as Visa and Mastercard. We have experience and know-how in developing and providing both prepaid (stored value) and credit-based NFC payment solutions, and have deployed such systems for retailers, fuel companies and stadium operators. We also have extensive experience in deploying our own software-based payment solutions, including Cashless Betalen™, which we developed to enable a secure digital wallet program for the Dutch financial institution, Rabobank, and polypurse™, which is a multi-function credential management and cashless payment platform for the Swiss education market.

Outside payment, we believe the opportunity for NFC technology is potentially even larger as it allows people to use the powerful mobile platforms they already carry with them – their smartphones – to consolidate all of their various ID credentials electronically and to interact with NFC posters, tags and readers to pick up information, connect with social media applications and simplify activities such as redeeming merchant coupons and loyalty awards or unlocking doors. For example, ABI Research predicts that 26% of all NFC phones will house a contactless transportation ticketing application by 2017, and research firm MforMobile predicts that once NFC is fully adopted, 65% of NFC transactions will not be related to straightforward payments but rather to value-added services such as access control and loyalty programs. In addition, we believe the NFC-enabled smartphone is an attractive platform for advertisers, as NFC provides a convenient way to deliver targeted, engaging multi-media content directly to consumers’ mobile phones, where it can be stored, shared and acted upon even after the original exposure. Our primary focus in the NFC area is on consumer-facing applications including advertising, marketing and social networking.

In November 2012 we launched Tagtrail, a mobile services delivery platform that allows advertisers, retailers and other organizations to deliver dynamic, personalized content and services to users’ mobile devices via NFC tags. Tagtrail uses cloud-based computing and analytics technology that allows campaign owners to target different content to individual users via the same NFC tag, using information about the smartphone and user interacting with the tag, as well as other criteria such as location of the tag and time of day. Tagtrail also includes a mobile application that users can download to share information with the platform that enables a more personalized and enjoyable experience when they tap an NFC tag connected to Tagtrail. To accommodate the fact that both NFC and non-NFC devices are widely used currently, Tagtrail also works with the phone-readable bar codes known as QR codes.

We believe our strength in both RFID and smart card technologies, our consumer-facing payment capabilities and our company-wide focus on NFC put us in a strong position to take advantage of the varied emerging opportunities for NFC technology in the Secure ID market.

Trend Towards Converged Access — Within the Secure ID market, there is a pronounced trend towards the integration, or convergence of systems that provide physical access to buildings and logical access to PCs, IT/cyber networks or electronic logon systems. Traditionally, organizations have had disparate systems and policies in place for physical and logical access. This can result in gaps in security as breaches can occur due to the inability of the different systems to communicate. Increasingly, organizations are modifying their existing security systems or implementing new systems that combine the management and administration of both physical and logical access control. The goal of such converged systems is to provide integrated, policy-based logical and physical access as well as network provisioning throughout a user’s lifecycle. The shift towards converged access is particularly prevalent in the U.S. Government market, as Homeland Security Presidential Directive (“HSPD”)-12, Federal Information Processing Standards (“FIPS”) 201 and other policies mandate that personal identification verification cards utilizing secure contactless interface technologies be issued to all personnel, across federal agencies, both to provide secure authentication of employees and to provide secure access to facilities and computer networks. The goal behind these mandates is to increase the security of personnel and assets through the use of converged access control systems. Many state and local government agencies are modeling their own identity management programs for law enforcement and other first responders on the federal credential standards.

We are a leading provider of smart card readers for logical access applications and of physical access control systems, and our HIRSCH Velocity™ software is one of the most highly regarded security and identity management platforms in the market. We have been a trusted supplier of both physical and logical access solutions to the U.S. Government for many years and have been deeply involved in the development of new standards designed to address the convergence of physical and logical access systems. Our offerings include identity-based integrated security systems that provide converged physical and logical access control. To further strengthen our ability to address the need for converged systems, in early 2012 we formed a dedicated Converged Access group within our Identification Products division that is focused on developing a new range of converged readers and secure credentials that work across a large number of proprietary, legacy and standards-based technologies. These converged access products build and expand on our expertise in smart card reader technology and on innovative credential recognition technology acquired through our acquisition of idOnDemand in 2011. During 2012 we also expanded our capabilities beyond smart card readers to develop and manufacture secure identity credentials. We believe we are well positioned to benefit from the trend towards convergence as the federal government, state and local agencies as well as corporate organizations invest in the migration towards new integrated systems based on the federal identity credential guidelines.

Acquisition History

To strengthen and expand our capabilities in the Secure ID market, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. During the last three years, we have acquired the following companies:

•	On January 4, 2010, we acquired Bluehill ID AG, a publicly-held RFID technology and ID solutions company based in Switzerland.

•	On April 14, 2010, we acquired RockWest Technology Group, a privately-held provider of identification and security solutions based in Denver, Colorado.

•	On November 19, 2010 we acquired Smartag, a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) RFID inlays and inlay-based solutions.

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

•

On January 30, 2012, we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues. In April 2012, we acquired additional non-controlling interest and increased our ownership to approximately 82.5% of the outstanding shares of payment solution.

We believe our robust technology portfolio, our expertise in key identification technologies and our broad selection of products, software, systems and services for secure identification applications position Identive as the signature company in Secure ID.

Our Offerings and Brands

Currently, we address the primary ID markets for secure identification solutions with the products, systems and services described below.

Identification Products

RFID and NFC Transponder Products — Our Transponder products include RFID inlays and inlay-based cards, labels, tags and stickers, including NFC inlays and tags, as well as other radio frequency (“RF”) and IC components. We manufacture our Transponder products at state of the art facilities in Sauerlach, Germany and Singapore, and we market and sell our Transponder products from these facilities as well as from operations in the U.S., Canada, Hong Kong and Tokyo. Our inlays and converted inlay products are used in a diverse range of applications, including transport and event ticketing, asset tracking, secure mobile payments and numerous NFC-based ID applications. The majority of our Transponder products are RFID inlays, which, along with our NFC products, are sold under the Identive brand. We sell our Transponder products primarily under the Identive brand and also utilize some product specific brands including SmartCore and Smartag.

ID Infrastructure Products — Our ID Infrastructure products include a broad range of contact, contactless and mobile smart card readers and terminals as well as digital identity and transaction platforms that are utilized around the world to enable logical and physical access, security and identification applications, transaction systems, and eHealth- and eGovernment programs. Our ID infrastructure products are designed at our research and development center in India and manufacturing is outsourced. We serve our global ID Infrastructure customer base from operational headquarters in Germany and sales offices in the U.S., Hong Kong and Tokyo. The majority of our ID Infrastructure products are sold under the Identive brand. We also offer a range of smart card-based security, productivity and time recording solutions for small and medium-size businesses under our retail CHIPDRIVE brand.

Identity Management & Cloud Solutions

Physical Access Control and Identity-based Integrated Security Systems — We market and sell enterprise-class physical access control and identity-based integrated security systems for Employee ID in the government and enterprise under our HIRSCH brand. Our HIRSCH security systems integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including digital certificates, smart cards, RFID cards and biometrics in order to successfully secure facilities, digital assets and electronic transactions. We design and support our HIRSCH systems from our facility in Santa Ana, California.

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

Customized ID Solutions

We offer customized integration services that enable a diverse range of Consumer and Citizen ID applications, including credential issuance and personalization, “smart city” and e-Government service provisioning, multi-application campus ID solutions, and cashless payments. Through our local ID solutions operations in Australia, Germany, The Netherlands, Switzerland and the U.S., we work with customers in the government, education, healthcare, corporate, financial and retail markets to design, build, install and support integrated ID solutions.

To address the need for payment applications, we offer a variety of secure, customized ID solutions for mobile payment, loyalty and hospitality for stadiums, sports clubs, restaurants, universities, retailers, festivals and other environments. Our Cashless Betalen system is a cashless payment application used with the digital wallet offered by Rabobank, one of Holland’s leading banks. Our payment solutions for European stadiums and other event venues speed concession and merchandise purchases for visitors and increase profits for merchants and venue owners. Our payment systems for university campuses in Switzerland integrate payment with other ID functions to create all-in-one ID credentials for payment, building access, library checkout, locker or bike rental. We offer closed-loop payment systems for fuel stations in Holland and Australia. We also work with our customers to create custom payment solutions that utilize our extensive expertise and technology portfolio to meet the unique requirements of each organization.

Mobility and NFC Solutions

Augmenting and leveraging our NFC inlays, tags and readers, in November 2012 we launched Tagtrail, a cloud-based mobile services platform that allows advertisers, retailers and other organizations to deliver dynamic, personalized content and services to users’ mobile devices via NFC and QR codes. Tagtrail is offered as a complete solution that includes cloud-based content delivery and analytics services, NFC or QR code tags and a mobile user app. The mobile app allows users to store, organize and revisit the personalized content received from NFC tags so it can be re-lived and shared later. Tagtrail also supports an online community forum that allows current and potential users to ask questions, get support and share feedback with each other and with Identive to enhance their mobile NFC experience and help drive future Tagtrail improvements.

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, consumer, education, healthcare and transportation. Sales to our top ten customers accounted for approximately 24% of total revenue in 2012, 25% of total revenue in 2011 and 24% of total revenue in 2010. No customer accounted for more than 10% of the Company’s total revenue in 2012, 2011 or 2010. A significant amount of our revenue comes from sales of products and systems to various entities of the U.S. federal government sector. A significant amount of our federal government sales are made through our OEM partners and indirect sales network or are priced using published General Service Administration schedules. We cannot guarantee that any reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation.

Sales and Marketing

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and/or end customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell the majority of our Identification Products directly to end-users and utilize indirect sales channels including OEMs, dealers, systems integrators, value added resellers, resellers and Internet sales. We sell our Identity Management & Cloud Solutions directly to end users and through a channel of systems integrators, dealers and value added local partners. We sell and deliver our customized ID Solutions primarily through a direct sales effort. We sell our idOnDemand cloud-based credential management solution primarily utilizing a direct selling model. We sell our Tagtrail mobile content delivery service directly to end customers and through channel partners such as mobile service operators. We maintain an online marketplace for our NFC products at www.IdentiveNFC.com. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs and advertising, and ongoing customer and third-party communications programs.

Competition

The market for secure identification products, systems and solutions is competitive and characterized by rapidly changing technology, as well as fragmentation of solutions providers. We believe that competition in this market is likely to intensify as a result of an ongoing increase in demand for RFID technology, converged access control systems, credential issuance and management, cashless payment solutions, NFC applications and other identification-based solutions.

We face a range of competition for our products, systems and solutions. In our ID Products segment, competition for our smart card readers and other products primarily comes from several well-established companies, including Gemalto NV and HID Global (a division of ASSA ABLOY AB), as well as from a number of smaller suppliers in Asia. Competition for our RFID inlays and inlay-based products comes from a small number of organizations that understand the specialized processes and have the capital equipment required to serve the transponder market. Competitors in this market include SMARTRAC NV, which in the last few years has acquired former competitors UPM RFID and KSW Microtec, as well as a number of inlay conversion companies in Asia. In the market for NFC tags, readers and other solutions, we face competition from traditional smart card reader and RFID technology providers, including Gemalto and ASSA ABLOY for NFC readers, and SMARTRAC and other inlay converters for NFC tags.

In our Identity Management segment, enterprise-class physical access control and identity-based integrated security systems are available from multiple suppliers. In this market we primarily compete with AMAG Technology (a division of G4S plc), Lenel Systems International (a division of United Technologies Corp.), Software House (a division of Tyco International Ltd.) and Honeywell International Inc. In the market for ID systems integration and credential issuance, we compete primarily with system integrators that focus on providing card-based identity systems. These integrators vary by market and geography and include large international firms as well as local suppliers focused on serving specific countries or regions. Competition for our credential management systems includes HID Global in the physical access sector, but in the logical access sector competition centers around whether or not the customer chooses to deploy a traditional in-house system assisted by vendors such as ActivIdentity (a division of ASSA ABLOY) and Intercede Group plc, or adopt a cloud-based model, which we have pioneered with our idOnDemand service. For our Tagtrail mobile services platform, competition is nascent as both large companies and start-ups begin to develop solutions for NFC-based mobile service delivery.

We also experience indirect competition from certain of our customers who currently offer alternative approaches or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop secure identification and RFID products based upon approaches similar to or different from those employed by us. In addition, the market for secure identification and RFID products may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products, systems and solutions include:

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

While we believe that we compete favorably within our market environment, our ability to continue to successfully compete is subject to a variety of factors, as further discussed in “Risk Factors.”

Seasonality

In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our access control systems typically are subject to U.S. Government budget cycles and are generally highest in the third quarter of each year. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our global ID Solutions business, a variety of local market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. In general, sales of our Transponder products also tend to be marginally stronger in the second half of the year.

Backlog

We typically do not maintain a significant level of backlog and revenue in any quarter significantly depends on contracts entered into or orders booked and shipped in that quarter. The majority of our sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. While our customer contracts generally do not require fixed long-term purchase commitments, from time to time we do enter into customer contracts where delivery of products, systems or services is ongoing or is scheduled over multiple quarters or years. In view of our order and shipment patterns, and because of the possibility of customer changes in delivery schedules or cancellation of orders, we do not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Research and Development

We have made substantial investments in research and development (“R&D”), particularly in the areas of our Tagtrail mobile services platform, software systems for payment, our idOnDemand cloud-based Identity as a Service offering, RFID and NFC inlays and related technology, smart card-based physical and network access devices, and physical access controllers, readers and security management software. We will continue to invest in R&D that advances key areas of our business. To ensure the effective use of R&D resources within each of our product and solutions areas and to facilitate sharing of technologies and expertise across the organization, we have an Executive Vice President of Technology and Product Management that oversees the application of resources. Within each product and solutions area and as needed between these areas, our engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products, product enhancements, software and systems to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new offerings that incorporate the latest technological advances.

We focus the bulk of our R&D activities on the development of products and solutions for new and emerging market opportunities. R&D expenses were approximately $8.7 million in 2012, $7.0 million in 2011 and $4.7 million in 2010, and we capitaqlized approximately $0.5 million of expense related to development of our cloud-based identity management solutions. The majority of our R&D activities for smart card reader products and technologies occurs in India; the majority of R&D activities for our Identity as a Service and physical access control systems occurs in California; the majority of R&D for our Tagtrail NFC solutions platform occurs in France, Holland and the UK; the majority of R&D activities for our RFID inlays and inlay-based products occurs in Germany and Singapore; and the majority of R&D activities for our card and payment software systems occurs in The Netherlands, Germany and Switzerland.

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

We are expanding our portfolio of more than 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software system and methods and manufacturing process ideas for our various businesses. In 2012 we made 15 filings in RFID tags, converged access readers and systems, smart card manufacturing methods, authentication and cloud based systems, and NFC offerings, and have submitted seven additional patent applications to date in 2013. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our physical access keypads, controllers and software are manufactured primarily in California, using locally sourced components. The majority of our smart card reader products and components are manufactured in Singapore and China and are certified to the ISO 9001:2000 quality manufacturing standard, and our remaining smart card readers and components are manufactured in Germany and India. Our RFID inlays and inlay-based products such as labels and tags are manufactured and assembled by our own internal manufacturing teams in Singapore using locally sourced components and in Sauerlach, Germany using components sourced both locally and in Asia.

To meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, during 2010 we doubled our transponder manufacturing capacity with the addition of new manufacturing equipment and lines in Germany and during 2012 we again increased our existing capacity with the addition of new equipment at our facility in Singapore, focused on the production of converted tags, tickets and labels. During 2012 we also set up a new manufacturing capability for our Smartcore™ card manufacturing products in Sauerlach, Germany and added NFC tag personalization and customization capabilities in the U.S. and Switzerland.

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

Employees

As of December 31, 2012, we had 429 full-time employees, of which 91 were in research and development, 123 were in sales and marketing, 74 were in general and administrative and 141 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

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

Business and Strategic Risks

Uncertain economic conditions, particularly in Europe, may adversely affect overall demand and profitability in our business.

In recent times global economies have been impacted by disruptive financial events, economic uncertainty and continuing concerns about the economic stability of certain countries in the Economic and Monetary Union (“EMU” or “Euro Zone”). In particular, certain countries in Europe are working through a debt crisis that has led to an economic slowdown, or in some cases, a recession. If macroeconomic conditions deteriorate further or spread to additional countries in the region, it could adversely affect our results of operations and financial condition. The possibility that one or more member countries could leave the Euro Zone or that the currency union could break apart could raise legal, practical and procedural issues between the Company and our European customers, which comprise approximately one-third of our revenues. The continuation or deterioration of current global market conditions, including economic instability and uncertainty in Europe, could be accompanied by decreased demand for our customers’ products and solutions and weakness in our customers’ businesses that could result in decreased demand for our products and solutions. In addition, some of our customers may require substantial financing in order to fund their operations and make purchases from us, and volatility in the capital and credit markets may limit the availability of such financing for our customers. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us, or possible insolvencies of our customers, could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our ID Infrastructure business, we sell our various reader products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our Hirsch operations, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

In order to remain competitive and rapidly adapt to changing conditions in our industry, we may require additional investments in research and development. As noted in the “Liquidity and Capital Resources” section of Part II, Item 7, if we fail to realize our current plan anticipating increased revenues and improved profit margins for at least the next twelve months, we may be required to curtail investments in research and development activities. If we are required to reduce our investment in research and development, we may be unable to compete effectively with newer products and technologies, and our financial results would be adversely affected.

Our sales depend on the widespread adoption of our products and solutions and on diversifying and expanding our customer base in new markets and geographic regions.

We sell a significant proportion of our products, systems and services to address emerging applications that have not yet reached a stage of mass adoption or deployment. For example, in our ID Solutions business, we provide customized solutions are used in various identity-based programs, such as cashless payment, “smart city” offerings, and national and regional IDs, all of which are applications that are not yet widely implemented. We are also focused on sales of products and solutions for the emerging near field communication (NFC) market, which is expected to grow as a result of the availability of NFC-enabled mobile phones. As NFC phones are not yet widely deployed, this market for our products is also still at an early stage. Additionally, we are investing in cloud-based solutions, also known as Software as a Service (“SaaS”), which also are at an early phase of adoption.

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

•	the widespread availability of certain technologies, such as NFC-enabled mobile phones, that is required to spur demand for our products, such as our NFC tags and readers; and

•	general economic conditions, for example economic uncertainty.

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

Any future acquisition could expose us to additional significant risks, including, without limitation:

•	the use of our limited cash balance or potentially dilutive stock offerings to fund such acquisitions;

•	costs of any necessary financing, which may not be available to us on reasonable terms or at all;

•	accounting charges we might incur in connection with such acquisitions, including the future write-down or write-off of goodwill or intangible assets;

•	the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions;

•

integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities;

•	diversion of management resources;

•	failure to realize anticipated benefits of the acquisition;

•	costly fees for legal and transaction-related services; and

•	the unanticipated assumption of liabilities.

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

In October 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. The loan agreement also contains financial covenants that require the Company to achieve certain levels of financial performance as measured periodically in terms of our EBITDA, revenues and current ratio. If an event of default in such covenants occurs and is continuing, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. If the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we are not able to secure additional financing when needed, our business could be adversely affected.

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

Our business strategy may also contemplate divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, one or more portions, or all of our business. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third-party claims arising out of such divestiture or disposition. In addition, we may not achieve the expected price in a divestiture transaction. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.

Operational Risks

There are doubts about our ability to continue as a going concern. If we fail to generate revenue as forecast, improve our margins, realize savings from our cost reduction activities or are unable to obtain additional capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected.

As discussed in “Liquidity and Capital Resources” in Item 7 of this report, as of December 31, 2012, we have a total accumulated deficit of approximately $286.0 million, and during the year ended December 31, 2012, we sustained a consolidated net loss of $53.6 million, of which $51.9 million related to impairment of goodwill and long-lived assets. These factors, among others, including the recent effects of the U.S. Government “sequester” and related budget uncertainty on a substantial part of our business, have raised significant doubt about our ability to operate as a going concern. In that regard, our preliminary financial results for the first two months of 2013 have been adversely impacted by the recent effects of the U.S. Government “sequester” on our U.S. Government business and could cause our operating results for the first quarter to fall below any guidance we provide to the market or below the expectations of investors or securities analysts, particularly with respect to the first quarter of 2013, which is seasonally our weakest quarter of the year.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. Based on our current plans, we believe our current capital resources, including cash, cash equivalents, anticipated cash flow from operating activities, savings from cost reduction activities and available borrowings, should be sufficient to fund our operating expenses and capital requirements through the next twelve months.

However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If revenue trends do not improve, our available liquidity from cash flows from operations will be adversely affected. We may need to resort to contingency plans, including further cost reductions or disposals of non-strategic activities. We may also need to raise additional debt or equity financing through public or private offerings over the next 12 months, including in the near term. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to access additional capital if and when required or on acceptable terms to us. Therefore, there can be no guarantee that our existing and anticipated capital resources will be adequate to meet our liquidity requirements. If we are unable to address our liquidity challenges, then our financial results and financial condition would be adversely affected.

We have incurred and may in the future incur significant costs associated with acquisitions, which reduces the amount of capital available to fund our business.

We have incurred, and in the future may continue to incur, significant costs associated with acquisitions. These costs may include investment banking fees, legal fees, accounting fees, printing and mailing of stockholder materials, integration, earn-outs, restructuring charges, and other costs, as well as past and possible future outlays of cash to support the business until its synergies are realized and sustainable. We may also incur costs related to potential future acquisitions, including expenditures on acquisition opportunities that do not result in completed transactions. As a result, the capital available to fund our activities has been and may in the future be further reduced. If we are unsuccessful in securing expected synergies from our acquisitions within a reasonable time period, then we will likely require additional cash to fund our operations.

A material impairment in the carrying value of goodwill, intangible assets or other long-lived assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets consists of goodwill and other intangible assets relating to acquisitions. We review goodwill, other intangible assets and long-lived assets on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.

During the second quarter of 2012, because of a significant decline in our stock price and revised forecasts regarding revenue, gross margin and operating profit, we undertook an interim review for potential impairment of our goodwill, intangible assets and other long-lived assets in connection with the second quarter close and recorded a goodwill impairment charge of $27.1 million in our consolidated statement of operations for the year ended December 31, 2012. In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $24.8 million in consolidated statements of operations for the year ended December 31, 2012. We will continue to monitor relevant market and economic conditions that could result in impairment, including a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. It is possible that conditions could deteriorate due to these factors, resulting in the need to adjust our estimates or to take additional impairment charges in the future. As a result, our operating results and stockholders’ equity could be materially and adversely affected.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below any guidance we might issue or the expectations of public market analysts and investors.

Our quarterly and annual operating results have varied greatly in the past and will likely vary greatly in the future depending upon a number of factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results fall below any guidance we may provide to the market or below the expectations of investors or securities analysts, the price of our common stock could decline.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	the recent effects of the U.S. Government “sequester” and related budget uncertainty on certain parts of our business;

•	cancellations or delays of customer orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of quality components on a timely basis;

•	the absence of significant backlog in our business;

•	our inventory levels and the inventory levels of our customers and indirect sales channels;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell our products and solutions into new geographic or market segments;

•	the sales volume, product configuration and mix of offerings that we sell;

•	technological changes in the markets for our products and solutions;

•	the rate of adoption of industry-wide standards;

•	the rate of development of emerging markets such as NFC-based mobile applications and cashless payment;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel; and

•	costs related to events such as dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments or goodwill.

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

Based upon all of the factors described above, we have a limited ability to forecast with certainty the amount and mix of future revenues and expenses, and it is possible that at some time our operating results will fall below our estimates or any guidance we may provide to the market or the expectations of public market analysts and investors.

The unpredictable purchase patterns of customers in our ID Products segment impact our budgeting process and may adversely affect our results if orders are not placed in line with expectations.

In our Identity Management segment, sales tend to be relatively linear (regularly spaced throughout the quarter), as orders are tied to projects with relatively predictable timelines. In our ID Products segment, we sell our smart card readers primarily through a channel of distributors who place orders on an ongoing basis depending on their customers’ requirements. As a result, the size and timing of these orders can vary from quarter to quarter. This makes it difficult to predict revenues both in our smart card reader business, and for the company overall. In addition, the increasing use of RFID technology in the marketplace is resulting in larger program deployments of Transponder products and components. Accordingly, changes in ordering patterns, including delays or reductions in orders from our Transponder customers also can have a significant effect on our business. Across both our segments, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience unexpected increases or decreases in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

Our business could be adversely affected by reductions or delays in the purchase of our products or services for government security programs in the United States and other countries.

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as higher security systems employing smart cards, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the “sequestration” or other Congressional actions in addressing budget concerns, current economic uncertainty, downgrading of U.S. Government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, international developments such as the downgrading of European debt, delays in developing technology standards related to government security programs, the adoption of new laws or regulations or changes to existing laws or regulations pertaining to electronic security, and changes in political or social attitudes with respect to security or electronic identification issues. In addition, our efforts to obtain new business may be hindered as budgetary or economic factors distract the attention of governments or impair the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover. These same factors may also jeopardize our renewal or rebid opportunities on existing contracts. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of our products and services, our revenue and operating results would be adversely affected.

Moreover, government orders are frequently awarded only after a formal competitive bidding process, which typically is protracted and dependent upon necessary funds being available to the public agency. We may not be awarded orders for which we bid directly and our dealers may not be successful in their bids that would utilize our offerings. In some cases, unsuccessful bidders for government agency orders are provided the opportunity to formally protest certain order awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s award or result in cancellation of the order entirely. Furthermore, local government agency awards may be contingent upon availability of matching funds from federal or state entities and law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints. Any of these factors can make it difficult to predict our quarterly and annual revenues and operating results.

Additionally, we anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as national electronic identity, eGovernment, eHealth and others applications. We currently supply smart card readers, RFID stickers and credential management solutions for various government programs in Europe and Asia and are actively targeting additional programs in these areas as well as in Latin America. However, the timing of government smart card programs is not always certain and delays in program implementation are common. The delay of government projects in any country for any reason could negatively impact our sales.

The actions of the U.S. Government, the Federal Reserve and the U.S. Treasury may materially and adversely affect our business.

The U.S. Government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken and continue to take various actions to address the recent financial crisis. There can be no assurance that such actions will have a beneficial impact on the U.S. economy. Additionally, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes, which could have a material adverse effect on our ability to continue to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business.

Our U.S. Government business is dependent upon receipt of certain governmental approvals or certifications, and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required.

While we are not able to quantify the amount of sales made to the U.S. Government due to the indirect nature of our selling process, we believe that orders for U.S. Government agencies represent a significant portion of our revenues. Failing to obtain certain government approvals or certifications could have a material adverse effect in those environments for which such approvals or certifications are customary or required. As newer versions of existing products, or new products in development are released, they may require certifications or approvals. In addition, the U.S. Government may introduce new requirements that some existing products will be required to meet. If we fail to obtain any required approvals or certifications for our products, our business will suffer.

Our business could be adversely affected by negative audits by government agencies; we could be required to reimburse the U.S. Government for costs that we have expended on government orders; and our ability to compete successfully for future orders could be materially impaired.

Government agencies in the U.S. and other countries may audit our business as part of their routine audits and investigations of government orders. As part of an audit, these agencies may review our performance on orders, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our own internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. If any of our costs are found to be improperly allocated to a specific order, the costs may not be reimbursed and any costs already reimbursed for such order may have to be refunded. An audit could materially affect our business’ competitive position and result in a material adjustment to our financial results or statements of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of orders, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, our business could suffer serious harm to its reputation if allegations of impropriety were made against us.

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

We are required to comply with regulations regarding the use of “conflict minerals”, and the difficulty of tracking the source of materials used in our products and components exposes us to risks that could adversely affect our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals, which include tantalum, tin, gold and tungsten, are central to the technology industry and may be present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It may not be possible to determine the source of the metals by analysis; instead, a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase components such as ASICs from manufacturers who may have a long and difficult process to trace the supply chain. As the price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required by SEC rules to carry out a diligent effort to determine and disclose the source of these materials in our products, with the first report due May 31, 2014. There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change. We will incur additional costs in order to comply with the SEC rules. In addition, our sourcing, supply and pricing of component parts may be adversely affected. We may face reputational challenges if we are unable to verify the sources of our materials as “conflict-free”.

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

In our business, deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the implementation of our solutions in such projects and to deploy appropriate resources, including our own project managers and third-party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in damage to our reputation or even claims for substantial monetary damages against us. In addition, we sometimes provide guarantees to customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we incur in our remedial efforts, which could materially impair profit derived from a particular project. Moreover, a portion of our revenues are derived from fixed price contracts.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Products such as our smart card readers, access control panels and RFID inlays may contain defects for many reasons, including defective design or manufacture, defective material or software inoperability issues. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could experience a delay in market acceptance of the affected product or products and we might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to our customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

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

Our global operations require significant financial, managerial and administrative resources and our results could be adversely affected if we are unable to manage them efficiently.

Our business model includes the management of separate product lines that address disparate market opportunities that are geographically dispersed. While there is some shared technology across our products, each product line requires significant research and development efforts to address the evolving needs of our customers and markets. To support our development and sales efforts, we maintain company offices and/or business operations in several locations around the world, including Australia, Canada, Germany, Hong Kong, India, Japan, The Netherlands, Singapore, Switzerland and the U.S. We also maintain manufacturing facilities in Germany, Singapore and California and manage contract manufacturers in multiple countries, including China and Singapore. Managing our various development, sales, administrative and manufacturing operations places a significant burden on our financial systems and has contributed to a level of operational spending that is disproportionately high compared to our current revenue levels.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 48% of our revenue in 2012 and 57% of our revenue in 2011 was derived from customers located outside the U.S.

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

Likewise, as a small, publicly-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors. The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act creates additional liability and exposure for directors. Financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high level of corporate governance could be impaired.

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

Our common stock currently is listed on The NASDAQ Global Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Global Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On August 16, 2012, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. On October 18, 2012, NASDAQ notified us that because the closing bid price of our common stock was above the minimum $1.00 per share price for ten consecutive trading days, we had regained compliance with the listing rules. However, should our common stock price again fall below the $1.00 minimum bid price for 30 consecutive trading days, we may fail to comply with NASDAQ listing rules and be required to take action to improve the price of our common stock, for example by seeking approval for a reverse stock split. If our common stock ceases to be listed for trading on The NASDAQ Global Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of acquisitions in recent years. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. As of December 31, 2012, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of March 12, 2013, 60,259,580 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company maintains various incentive plans under which equity may be issued. As of December 31, 2012, an aggregate of approximately 9.5 million shares of common stock are reserved for future grants and 4.1 million shares are reserved for future issuance pursuant to outstanding equity awards under our various equity incentive plans. In addition, as of December 31, 2012, an aggregate of approximately 3.3 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID AG. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of February 22, 2013, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 12% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of February 22, 2013, the directors and officers of Identive Group collectively held approximately 8% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

Provisions in our charter documents and Delaware law may delay or prevent the acquisition of Identive by another company, which could decrease the value of your shares.

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

Our business is affected by and must comply with various government regulations that impact our operating costs, profit margins and our internal organization and operations. Furthermore, our business may be audited to assure compliance with these requirements. Any failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of government orders or the removal of our products from the GSA approved list, any of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our business are the following:

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

As described in “Controls and Procedures” in Part II, Item 9A of this report, in connection with the audit of our financial statements as of and for the years ended December 31, 2011 and 2012, we identified material weaknesses in internal control over financial reporting. Specifically, for 2011 we determined that 1) we had an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP to provide effective oversight and review of transactions and the preparation of financial statements, particularly at the subsidiary level, and 2) the design of controls related to revenue recognition were inadequate. For 2012, we determined that there was insufficient review and oversight of the recording of complex and non-routine transactions. We developed and substantially implemented remediation plans to address the material weaknesses identified in 2011, and we have deemed the material weakness related to revenue recognition to be remediated as of December 31, 2012. However, certain other remedial actions have not been completed or have only recently been undertaken, and our material weaknesses related to the review and oversight of complex and non-routine transactions have not been fully remediated as of December 31, 2012. While we expect to complete the implementation of remediation measures and remediate our existing material weaknesses in the first half of 2013, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

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

Our corporate headquarters are located in Santa Ana, California and we maintain European operational headquarters in Ismaning, Germany. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. Additionally, we own an office building in The Netherlands which houses the software development, sales and marketing operations of our Dutch ID Solutions business. At December 31, 2012, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration	Used by

Santa Ana, California	Corporate headquarters. Co-located with Hirsch business operations; manufacturing	34,599	January 2018	Corporate; Identity management segment

Ismaning, Germany	European operational headquarters and sales facility for ID Infrastructure business	22,000	November 2013	Corporate; both business segments

Chennai, India	Research and development	10,398	April 2013	ID Products segment

Wallisellen, Switzerland	Product development, sales and marketing for ID Solutions business in Switzerland	15,478	October 2014	Identity Management segment

Sauerlach, Germany	Transponder manufacturing	11,647	November 2013	ID Products segment

Singapore	Transponder manufacturing	16,060	May 2014	ID Products segment

Oud-Beijerland, The Netherlands	Product development, sales and marketing for ID Solutions business in The Netherlands	18,622	N/A	Identity Management segment

Los Angeles, California	Sales and marketing for ID Solutions business in the U.S.	5,160	June 2013	Identity Management segment

ITEM 3.	LEGAL PROCEEDINGS

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

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s Global Market under the symbol “INVE” and on the Frankfurt Stock Exchange under the symbol “INV.” According to data available at March 5, 2013, we estimate we had approximately 3,600 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	NASDAQ National Market		Prime Standard (Quoted in Euros)
	High	Low	High	Low
Fiscal 2012:
First Quarter	$2.41	$1.74	€1.82	€1.35
Second Quarter	$2.13	$0.91	€1.61	€0.75
Third Quarter	$0.98	$0.66	€0.80	€0.52
Fourth Quarter	$1.50	$0.86	€1.11	€0.66

Fiscal 2011:
First Quarter	$3.20	$2.24	€1.61	€2.29
Second Quarter	$5.69	$2.21	€3.92	€1.52
Third Quarter	$2.45	$1.51	€1.79	€1.00
Fourth Quarter	$2.55	$1.76	€1.81	€1.34

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2007, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2007 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $3.34 per share, the closing price on December 31, 2007.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	Identive Group	NASDAQ Composite	RDG Technology
Dec-07	$100.00	$100.00	$100.00
Dec-08	67.37	59.10	56.88
Dec-09	70.96	82.19	91.53
Dec-10	75.45	97.23	103.09
Dec-11	66.77	98.85	101.14
Dec-12	44.91	110.91	117.74

Recent Sales of Unregistered Securities

On January 30, 2012, through our Bluehill ID AG subsidiary, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of $3.0 million, acquiring 58.8% of the outstanding shares of payment solution. On April 2, 2012 we acquired an additional 23.7% of the outstanding shares of payment solution in exchange for 548,114 shares of our common stock.

In September 2012, we issued an aggregate of 56,834 shares of common stock, having an approximate value of $0.1 million, in satisfaction of a previously disclosed earn-out payment to the former owners of polyright SA under the polyright purchase agreement.

These shares were issued in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act, including Regulation D and Regulation S thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The comparability of our operating results for the years shown in the table below is impacted by our acquisitions of Hirsch Electronics Corporation (“Hirsch”) on April 30, 2009; Bluehill ID AG (“Bluehill ID”) on January 4, 2010; RockWest on April 14, 2010, Smartag on November 19, 2010, idOnDemand on May 2, 2011, polyright on July 18, 2011 and payment solution on January 30, 2012. Results of these businesses have been included since their respective acquisition dates.

IDENTIVE GROUP, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2012	2011(1)	2010(1)	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$94,599	$102,708	$84,843	$41,315	$28,362
Cost of revenue	56,163	59,906	47,485	21,971	15,358

Gross profit	38,436	42,802	37,358	19,344	13,004

Operating expenses:
Research and development	8,665	7,025	4,715	4,253	3,118
Selling and marketing	23,988	23,563	20,375	12,886	7,875
General and administrative	18,218	22,066	21,569	16,431	11,063
Impairment of long-lived assets	24,785	—	—	647	—
Impairment of goodwill	27,084	—	—	—	—
Re-measurement of contingent consideration	(5,657)	510	221	—	—
Restructuring	325	—	337	—	—
Gain on sale of assets	—	—	—	(1,417)	(1,455)

Total operating expenses	97,408	53,164	47,217	32,800	20,601

Loss from operations	(58,972)	(10,362)	(9,859)	(13,456)	(7,597)
Loss and impairment on equity investments	—	—	—	(2,244)	(256)
Other (expense) income	(106)	262	264	—	—
Interest (expense) income, net	(1,602)	(1,049)	(865)	(487)	757
Foreign currency gains (losses), net	288	(398)	(234)	76	(2,638)

Loss from continuing operations before income taxes and noncontrolling interest	(60,392)	(11, 547)	(10,694)	(16,111)	(9,734)
Benefit (provision) for income taxes	6,824	1,326	300	1,549	(752)

Loss from continuing operations	(53,568)	(10,221)	(10,394)	(14,562)	(10,486)
Income from discontinued operations, net of income taxes	0	0	220	383	376

Consolidated net loss	(53,568)	(10,221)	(10,174)	(14,179)	(10,110)
Less: Net loss attributable to noncontrolling interest	3,232	468	630	—	—

Net loss attributable to Identive Group, Inc. stockholders’ equity	$(50,336)	$(9,753)	$(9,544)	$(14,179)	$(10,110)

Basic and diluted net loss per share attributable to Identive Group Inc. stockholders’ equity:
Loss from continuing operations	$(0.84)	$(0.18)	$(0.22)	$(0.66)	$(0.66)
Income from discontinued operations	—	—	$0.01	$0.02	$0.02
Weighted average shares used to compute basic and diluted loss per share	59,623	53,748	42,722	22,047	15,743

	December 31,
	2012	2011 (1)	2010 (1)	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,378	$17,239	$10,799	$4,836	$20,550
Working capital(2)	(128)	16, 744	9,305	4,114	23,931
Total assets	104,905	144,751	126,165	64,571	41,138
Long-term earn-out liability	—	5,663	—	—	—
Long-term liability to related party	6,177	7,303	7,615	7,899	—
Total other long-term obligations(3)	1,905	1,807	808	456	184
Total long-term financial liabilities	9,795	1,189	1,790	—	—
Total equity	49,590	96,933	79,634	37,940	28,126

(1)	Certain amounts shown in the table above have changed as compared to amounts reported in prior years as noted in Item 8, Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements, Reclassifications and Correction of Prior Period Errors, for more details.
(2)	Working capital is defined as current assets less current liabilities.
(3)	Other long-term obligations excludes long-term deferred tax liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. We also urge readers to review and consider our disclosures describing various factors that could affect our business, including the disclosures under the headings “Risk Factors” in this Annual Report on Form 10-K.

Overview

Identive Group, Inc. (“Identive,” the “Company”, “we” and “us”) provides secure identification (“Secure ID”) solutions that allow people to gain access to buildings, networks, information, systems and services – while ensuring that the physical facilities and digital assets of the organizations they interact with are protected. We leverage core identification technologies, including smart card-based security encryption and radio frequency identification (“RFID”) contactless communication, to offer a comprehensive range of Secure ID products, systems and services that help to manage the identification and granting of defined privileges to people: as consumers, employees, students or citizens. Our offerings include hardware products, software and integrated systems as well as services to address Secure ID applications including identity management, physical and logical/cyber access control, customized ID solutions and a host of RFID and near field communication (“NFC”) -enabled applications. We serve a global customer base in the government, enterprise, consumer, education, healthcare and transportation sectors. Our business model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

•

In our Identity Management segment we design, supply, implement and manage integrated solutions, systems and services in diverse markets that enable the secure management of credentials used for the identification of people and the granting of rights and privileges based on defined policies. Our Identity Management offerings include: integrated physical and logical (i.e., PC, network or cyber) access control and security systems and cloud-based credential management systems, which we refer to collectively as our Identity Management & Cloud Solutions; customized ID Solutions that include multi-function IDs, cashless and mobile payment systems and other solutions; and our Tagtrail NFC content management platform. Our Identity Management end-customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including public services administration, law enforcement, healthcare, banking, industrial, retail and critical infrastructure. Our Identity Management solutions primarily are offered under the Identive brand. We use HIRSCH and idOnDemand as product sub brands, Multicard as our brand for regional ID solutions offerings in select markets, and payment solutions and JustPay for our payment offerings in the sports stadium and festival markets.

•

In our ID Products segment we design and manufacture both standard and highly specialized smart card technology-based products and components (which we refer to as ID Infrastructure products) and RFID products and components, including NFC offerings (which we refer to as Transponder products), which are used in the government, enterprise and consumer markets for a number of identity-related applications, including logical access, physical access, eHealth, eGovernment, electronic ID, mobile payment, loyalty schemes, mobile advertising, and transportation and event ticketing. Our ID Infrastructure offerings include readers and terminals based on both contact and contactless smart card technology as well as readers for RFID and NFC applications, all of which are sold under the Identive brand. Our Transponder products include RFID and NFC inlays and inlay-based tags, labels, stickers and cards. Collectively, we refer to our ID Infrastructure and Transponder offerings as Identification Products, which we sell under the Identive brand and under some product specific brands, including ChipDrive, SmartCore and Smartag.

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and OEMs. We sell our Identification Products directly to end users and utilizing indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our Identity Management & Cloud Solutions directly to end users and through a channel of systems integrators, dealers and value added local partners. We sell and deliver our customized ID Solutions primarily through a direct sales effort. We sell our Tagtrail mobile content delivery service directly to end customers and through channel partners such as mobile service operators. We also maintain an online marketplace for our NFC products at www.IdentiveNFC.com.

Our corporate headquarters are located in Santa Ana, California and our European and operational headquarters are located in Ismaning, Germany, where our financial reporting process is performed. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, The Netherlands, Singapore, Switzerland and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, pension plans, contingent consideration, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue — Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Delivery has occurred. We use shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.

•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. Our revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any significant impact and revenues from such software products will continue to be recognized under the guidance of ASC 985-605.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of our offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically we are not able to determine TPE for such products. Therefore ESP is often used for such products in the selling price hierarchy for allocating the total arrangement consideration.

We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of our hardware products are bundled with professional services and maintenance contracts, and in some cases with software products. In such multiple element arrangements, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement, based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. We account for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. Professional services include security system integration, system migration and database conversion services, among others. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

In revenue arrangements associated with our payment solution business, which was acquired in January 2012, we facilitate cashless payments by providing an integrated payment system (“system”) for sports stadiums, arenas, theme parks and other venues for leisure and entertainment (“recreational facilities”) throughout Europe, including multi-functional customer cards based on RFID contactless chip technology (“smart cards” or “cards”) and comprehensive payment management software. The system is designed to ensure the seamless interaction of all relevant components such as ticketing, access, point-of-sale, parking, and other services. In addition to the smart cards and software, the system consists of readers and communication infrastructure, all supplied and implemented by Identive. The system enables consumers at recreational facilities to make quick, cashless payments for food, beverages and merchandise. Customers are provided the option of purchasing a turnkey solution or entering into a multi-year contract under which we operate and maintain responsibility for the system over a set period, in return for sharing in the revenue generated. The revenue on a turnkey solution is recognized in accordance with ASU 2009-13. We evaluate each deliverable in the arrangement to determine whether it represents a separate unit of accounting. Revenue is then recognized on each deliverable when the product has been delivered or the service has been completed, and upon acceptance of the product or service by the customer, if applicable. Under multi-year contracts, we are entitled to various cash processing fees and revenue share commissions according to the terms of each specific contract. Under certain of the multi-year contracts we also are entitled to card breakage income as described below. Revenue from cash processing fees and revenue share commissions from events is recognized after an event has taken place, the payment services have been provided, and the event revenue has been agreed with the relevant parties. Where commissions depend on thresholds measured over more than one event, revenue is not recognized until all conditions are met, and collectability is reasonably assured. Smart cards are used by consumers to make purchases at the recreational facilities and they pay an initial deposit fee to obtain the cards and then may load money onto the cards to enable purchases. There may be an unredeemed balance on the cards at any given time. Although there are expiration dates on the cards, our practice has been to honor all cards presented for payment or redemption. We do not charge any service fees that cause a decrease in the card balance. Revenues from unredeemed balances on cards are estimated and recognized when the likelihood of the card being redeemed by the customer is remote (“card breakage income”), based on an aging of card balances and historical evidence of redemption rates. We determine the likelihood of redemption to be remote for cards due to, among other things, long periods of inactivity and change in customer behavior as part of the normal accounting processes performed each reporting period. Based on historical information, including the historical redemption patterns experienced by payment solution during its pre-acquisition period, we determine the likelihood of a card remaining unredeemed 12 months after the card is issued and recognize breakage income accordingly. Card breakage income is included in revenue in the Company’s consolidated statements of operations.

•

Inventories — Inventories are stated at the lower of cost, using FIFO, average cost or standard cost, as applicable, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and inability to sell based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-

down of inventories could be materially different. Once we have written down inventory below cost, we do not subsequently write it up.

•

Income Taxes — Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, for all material jurisdictions, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

As of December 31, 2012, we have federal and state income tax net operating loss (NOL) carryforwards of $54.7 million and $34.3 million, which will expire at various dates starting 2013. Such NOL carryforwards expire as follows (in thousands):

Years	Amounts
2013 - 2018	$21,592
2019 - 2024	39,500
2025 - 2030	12,517
2031 - 2036	15,341

Total	$88,950

We believe that it is more likely than not that the benefit from the state NOL carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2012, will be accounted for as a reduction of income tax expense.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2013. With the exception of one insignificant subsidiary for which we have recorded a deferred tax liability, we consider the earnings of other non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $0.7 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.0 million of undistributed earnings of these other foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

•

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment level. The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. The implied fair value of goodwill as determined above is compared to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., write goodwill down to the implied fair value of goodwill amount).

We determine the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verify the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit we make assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections that we use in our DCF model are updated at least annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments.

Prior to January 1, 2012, our reporting units were the Hirsch, ID Solutions (formerly known as Multicard), and idOnDemand businesses in the Identity Management segment, and the ID Infrastructure and Transponders businesses in the ID Products segment. As discussed in Note 2 of Notes to Consolidated Financial Statements in Item 8 below, we recorded goodwill of $13.3 million in connection with our acquisition of payment solution during the year ended December 31, 2012. The goodwill acquired as a result of the acquisition of payment solution was assigned to payment solution, a newly-created reporting unit, which was included in the Identity Management segment. During the second quarter of 2012, as a result of a significant decline in our stock price and changes to our future forecasted revenue, gross margin and operating profit, we undertook interim goodwill impairment analyses in connection with our quarterly close as of June 30, 2012 and recorded a goodwill impairment charge of $27.1 million in our consolidated statements of operations for the year ended December 31, 2012. As of December 31, 2012, of the remaining goodwill of $45.3 million after the impairment charge, $21.9 million was allocated to the Hirsch reporting unit, $8.4 million to the ID Solutions reporting unit, $13.3 million to the payment solution reporting unit, $0.5 million to the idOnDemand reporting unit and $1.2 million to the ID Infrastructure reporting unit. The Company´s annual impairment test as of December 1, 2012 indicated that the estimated fair value for all the reporting units substantially exceeded the carrying value. Additionally, as part of the annual goodwill impairment test we compared our total market capitalization with the aggregate estimated fair value of our reporting units to ensure significant differences are understood. As of the December 1, 2012 annual impairment test, the aggregate fair value of the reporting units as determined by management exceeded the Company´s market capitalization by an amount that in management´s judgment reflects a reasonable control premium. There was no impairment existed as of December 1, 2011. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges.

•

Intangible and Long-lived Assets — We evaluate our long-lived assets and certain identifiable amortizable intangible assets for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset group. If such asset groups are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset groups. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets, where we have determined that these have an indefinite useful life, no amortization is recognized until its useful life is determined to be no longer indefinite. We evaluate indefinite useful life intangible assets, if any, for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 350. We perform the impairment test of the indefinite-lived intangible assets by calculating the fair value of such intangible assets and comparing the fair value of the intangible assets with the carrying amount. If the carrying amount of such intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There are no intangible assets with indefinite lives as of December 31, 2012. The Company´s annual impairment test as of December 1, 2011 indicated no impairment.

•

Stock-based Compensation — We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

•

Defined Benefit Plans — We have several insurance-based pension arrangements in Switzerland covering Multicard AG, Identive Service AG and polyright SA employees, whereby a certain fixed amount of contribution is required from both employees and employer. We assumed sponsorship of two statutory pension plans as part of the BlueHill ID acquisition on January 4, 2010, and another statutory pension plan as part of the polyright SA acquisition on July 18, 2011. We record pension costs and benefit obligations related to our defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. We measure defined benefit plan assets and obligation in accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”). As of December 31, 2012, we recorded an accrued pension liability of $1.5 million and pension expense of $0.6 million for fiscal 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02’). The updated accounting standard is an amendment to ASU 2011-12, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other, ASC Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30. The intent of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis to determine whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30. Previous guidance in ASC Topic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The amendments in the ASU provides an entity the option not to calculate the fair value of an indefinite-lived intangible asset annually if the entity determines that it is not more likely than not that the asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal year beginning after September 15, 2012. Early adoption is permitted. The Company adopted the Provisions of ASU 2012-02 during the fourth fiscal quarter of 2012. The adoption of ASU 2012-02 did not have any significant impact as the Company currently has no indefinite-lived intangible assets.

Recent Acquisitions

On January 30, 2012, through our Bluehill ID AG subsidiary we acquired approximately 58.8% of the outstanding shares of payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues (“payment solution”). In exchange for the shares of payment solution, we issued an aggregate of 1,357,758 shares of our common stock, which had an approximate value of $3.0 million, to 18 selling shareholders of payment solution. On April 2, 2012 we acquired an additional 23.7% of the outstanding shares of payment solution, bringing our total ownership of the company to 82.5%. The shares have not been, and will not be, registered under the U.S. Securities Act of 1933 and were issued in reliance upon available exemptions from the registration requirements of the Securities Act. The shares are also are subject to applicable restrictions on transfer. payment solution’s operating results have been included in our consolidated results from the date of acquisition. We are in the process of completing the integration of payment solution into our existing operations in Germany.

On July 18, 2011, through our Multicard AG subsidiary we acquired polyright SA, a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry (“polyright”). The acquisition was made using a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or approximately $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright’s management team. The sellers may receive aggregate potential earn-out payments payable in shares of our common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The number of shares, if any, issued under the earn-out will be based on the average share price during the month preceding the date of announcement of our annual results, and will be subject to a two-year lockup. polyright’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, polyright was integrated into the operations of our existing ID Solutions business in Switzerland.

On May 2, 2011, we acquired 95.8% of the shares of idOnDemand, Inc., a privately-held provider of identity management services based in Pleasanton, California (“idOnDemand”). The acquisition was pursuant to the Stock Purchase Agreement dated April 29, 2011, under which we paid the selling shareholders of idOnDemand initial consideration at closing of approximately $2.4 million in cash and 995,675 shares of our common stock. In addition, the selling shareholders may receive aggregate potential earn-out payments payable in shares of our common stock subject to achievement of specific financial and sales performance targets over a period of three years and eight months from the closing date of the acquisition. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. Shares issued as consideration to the selling shareholders at closing are subject to a three-year lock-up from the closing date of the acquisition. Of the total initial share consideration paid to the selling shareholders, 407,289 shares were released from lock-up six months after the closing date. Beginning on the second anniversary of the closing date, the remaining shares will be released from the lock-up in equal amounts on a monthly basis until the expiration of the lock-up period. idOnDemand’s operating results have been included in our consolidated results since the date of acquisition. On December 22, 2011, we entered into an agreement to purchase the remaining outstanding shares of idOnDemand from ActivIdentity Corporation for the sum of $500,000, pursuant to an agreement among Identive, ActivIdentity Corporation and idOnDemand. Following the completion of this share purchase on January 9, 2012, idOnDemand became a wholly-owned subsidiary of Identive. idOnDemand’s software and services activities have been closely integrated with our Hirsch operations under our Identity Management & Cloud Solutions division. Certain products and technology from idOnDemand have been transferred to our Identification Products operations, leaving the focus in Identity Management & Cloud Solutions on our software, integrated systems and Software as a Service (SaaS) offerings.

On November 19, 2010, we acquired FCI Smartag Pte. Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) radio frequency identification (“RFID”) inlays and inlay-based solutions and a subsidiary of FCI Asia Pte. Ltd., FCI SA and FCI Connectors Singapore Pte. Ltd. (collectively, “FCI”). The acquisition was pursuant to a Share Purchase Agreement dated October 29, 2010, under which we paid FCI approximately $3.2 million, consisting of a one-time payment at the close of the transaction of approximately $1.0 million and a debt note for approximately $2.2 million. The debt note carries an interest rate of 6% per year and is payable within 30 months from the closing date. Smartag’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, Smartag was integrated into our Identification Products operations.

On April 14, 2010, we acquired RockWest Technology Group LLC, a privately-held provider of identification and security solutions based in Denver, Colorado (“RockWest”), pursuant to the Share Purchase Agreement dated March 30, 2010 and amended on April 9, 2010, under which we issued an aggregate of 2.6 million shares of our common stock. RockWest’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, RockWest became the core of our ID Solutions business in the U.S.

On January 4, 2010, we acquired Bluehill ID, pursuant to the Business Combination Agreement dated as of September 20, 2009, as amended, under which we made an offer to the Bluehill ID shareholders to acquire all of the Bluehill ID shares and issued 0.52 new shares of Identive common stock for every one share of Bluehill ID tendered. A total of 29,422,714, or approximately 92% of Bluehill ID shares outstanding were tendered in the offer and exchanged for a total of 15,299,797 new shares of Identive common stock. Bluehill ID’s operating results have been included in our consolidated results since the date of acquisition. Following the acquisition, Bluehill ID’s ACiG Technology, Syscan ID and TagStar Systems businesses were integrated into what are now our Identification Products operations and Bluehill ID’s multi-location Multicard businesses have been brought under our ID Solutions operations.

Recent Trends and Strategies for Growth

Identive is focused on building the world’s signature company in Secure ID, and our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of established identity management applications and the adoption of NFC, converged access and other emerging trends. To accomplish this, we have built significant expertise in core identification technologies, including smart card-based security and radio frequency identification (RFID). We work to leverage this expertise to create a comprehensive range of offerings that span the value chain of Secure ID, from products to fully integrated systems, as well as services.

Our business strategy is focused on technology-driven organic growth based on both established markets and emerging opportunities for Secure ID. We work to enhance our ability to address our market opportunities and extend our product and solutions offerings through ongoing research and development programs. For example, during 2012 we completed a significant, multi-year update to our access control software and hardware platforms, made additional enhancements to our software systems for cashless payment systems and continued to develop and extend our smart card reader offerings. Additionally, to meet increasing customer demand for RFID inlays and finished transponder products such as tags, labels and cards, we continue to add new manufacturing and production equipment and lines at our facilities in Germany and Singapore.

In order to position the Company to participate in emerging, potentially very high-growth market opportunities, we have invested and continue to invest in new products and solutions in a number of areas. For example, in anticipation of the launch of new smartphones that include NFC technology, we created a dedicated Mobility & NFC Solutions group that is responsible for guiding our NFC technology development and market activities. This has resulted in the release of several new NFC tags, readers and development kits that address trending NFC applications and markets. We also developed and in November 2012 launched Tagtrail, our cloud-based mobile services platform that enables delivery of dynamic, personalized content to consumers’ smartphones via NFC tags. In addition, we maintain an online market to sell our NFC products and services at www.identiveNFC.com. To take advantage of the growing market trend towards the convergence (or integration) of physical and cyber access systems, we created a new group focused on the market for converged access products. Additionally, to meet the growing demand for cloud-based credential issuance and management, we continue to invest in the development of “Identity as a Service” software solutions and capabilities.

During 2012 we consolidated our various Transponder and ID Infrastructure business activities into a single Identification Products organization and moved the majority of our product brands under a single market brand, Identive. We also combined our Hirsch and idOnDemand operations into a single organization focused on Identity Management & Cloud Solutions. Currently we are engaged in combining our most recent acquisitions, polyright and payment solutions, into our global ID Solutions operations.

Trends in our Business

Sales Trends

Sales in 2012 were $94.6 million, down 8% compared with $102.7 in 2011. This decrease reflects incremental revenue of $6.2 million from idOnDemand, polyright and payment solution, offset by a decrease in organic sales of $14.3 million, or 14%, of which approximately half was due to the absence of new orders for secure card readers and software for the German national ID program, for which we recorded $7.6 million in revenue in 2011. We have also seen a significant drop in revenues from European citizen ID initiatives overall as a result of European economic austerity measures. Also impacting our revenues in 2012 were project delays at several customers in the mobile device and transportation sectors, which resulted in order deferrals for RFID inlays and tags that continued through the third quarter of the year. The resumption of these projects and the receipt of new orders resulted in a significant increase in sales of RFID transponder products in the fourth quarter of the year. Additionally, we experienced stronger sales of smart card readers and identity management and access control systems to the U.S. Government market in 2012, related in part to some improvement in activity associated with previously delayed security projects with U.S. federal agencies.

Sales in the Americas. Sales in the Americas were $49.0 million in 2012, accounting for 52% of total revenue and up 12% compared with $43.8 million in 2011. Sales of products and systems for employee ID programs within various U.S. Government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our access control systems in the Americas increased by approximately 9% in 2012 compared with 2011, primarily as a result of an increase in activity associated with previously delayed security projects with U.S. federal agencies. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our access control systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. During 2011, our sales of access conrol systems to the U.S. Government sector were negatively impacted by budget and funding delays. While increased project activity at some federal agencies during 2012 is a positive development, the outlook for our U.S. Government business remains uncertain in the near term as federal budget priorities continue to be unresolved. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales of smart card readers and other ID Infrastructure products in the Americas increased 44% in 2012 compared with 2011, primarily as a result of large orders from a few U.S. Government agencies and broader, seasonally driven demand from the U.S. Government sector as a whole to support cybersecurity and network access projects. Americas RFID inlay and tag sales increased 26% in 2012 compared with 2011, primarily due to large NFC orders in the fourth quarter of 2012, some of which had been deferred previously.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $31.5 million in 2012, accounting for 33% of total revenue and down 25% from $42.2 million in 2011. A primary reason for this decrease was the absence of new orders for secure card readers and software to support the German national ID program, which had contributed $7.6 million in 2011. The absence of German national ID orders also was the primary driver of a 47% decrease in sales in our European ID Solutions business in 2012. European sales of smart card readers also were 46% lower in 2012 compared with the prior year, reflecting economic austerity measures that contributed to comparative weakness in the market for European government programs including national ID, electronic health and other citizen ID programs. Additionally, European RFID inlay and tag sales were 13% lower in 2012 compared with the prior year due to softness in some of our markets during the first three quarters of the year; however order patterns improved in the 2012 fourth quarter. Market weakness in Europe in 2012 was partially offset by approximately $5.9 million of incremental revenue from polyright and payment solution.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $14.1 million in 2012, accounting for 15% of total revenue and down 16% from $16.8 million in 2011. Revenue from Asia/Pacific in 2012 reflected a 5% increase in sales of our smart card reader technology, driven by higher demand for smart card chipsets for PC applications and smart card readers to support e-government and telecommunications applications in China and

Japan. This was offset by a 26% decline in sales of RFID inlays and tags due to order deferrals from customers in the NFC mobile device and transportation sectors, which rebounded in the fourth quarter of the year. Additionally, sales in our ID Solutions business in Australia declined 41% in 2012 due to the completion of a large customer program deployment during 2011.

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

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our access control systems to U.S. Government agencies are subject to government budget cycles and are generally highest in the third quarter of each year. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our global ID Solutions business, a variety of local market factors including government budget cycles and retail demand cycles typically result in stronger demand in the second half of the year. In general, sales of our RFID inlays and transponders also are marginally stronger in the second half of the year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results. In that regard, our preliminary financial results for the first two months of 2013 have been adversely impacted by the recent effects of the U.S. Government “sequester” on our U.S. Government business and could cause our operating results for the first quarter of 2013 to fall below any guidance we provide to the market or below the expectations of investors or securities analysts, particularly with respect to the first quarter of 2013, which is seasonally our weakest quarter of the year.

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

Our base operating expenses (research and development, sales and marketing, and general and administrative expenses) decreased 4% in 2012 compared with 2011, primarily as a result of expense reductions taken under our 2012 restructuring plan as described below, an ongoing focus on reducing general and administrative spending, and the completion of various development projects. Partially offsetting these expense reductions was the addition of $3.6 million of incremental expenses from our acquired idOnDemand, polyright and payment solution businesses, which accounted for 7% of our base operating expenses in 2012. In addition, overall we maintained an increased level of investment in the development of core technology, new solutions offerings and sales and marketing capabilities to address emerging opportunities within the secure identification market that we believe hold significant long-term potential for Identive.

In the area of research and development, we continue to make significant investments in technology and in specific solutions to address market opportunities with both new and existing customers. We have developed next-generation software, controllers and other products to reinforce and extend the customer base for our access control platforms. To address the growing opportunities for NFC-enabled systems, we have developed a cloud-based NFC mobile services platform that provides NFC tag content management and business analytics for organizations seeking to create dynamic engagement with consumers and other groups, and we continue to invest in this platform. We also continue to invest in trusted identity solutions and capabilities for cloud-based credential issuance and management, and to enhance our cashless payment and ID software systems. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension of our contactless platforms. In addition, we continue to invest in enhancing and broadening our RFID inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and medical/pharmaceutical tracking applications. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

2012 Restructuring Plan

While we remain committed to our strategy of investment in emerging markets, in June 2012, we announced a series of cost reduction measures designed to align our business operations with the current market and macroeconomic conditions. Cost reduction measures have included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. All restructuring actions were completed in the fourth quarter of 2012. We incurred restructuring charges of $0.3 million, which mainly consisted of one-time termination benefits, in connection with our 2012 Restructuring Plan during the 12 months ended December 31, 2012. For the fourth quarter of 2012, our base operating expenses (consisting of research and development, sales and marketing, and general and administrative expenses) were 22% lower than the same quarter of the previous year as a result of cost reductions implemented under the restructuring plan and from ongoing initiatives to improve the efficiency of our business.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of revenues:
Products	48.8	52.2	50.0
Services	10.5	6.1	6.0

Total cost of revenues	59.3	58.3	56.0

Gross profit	40.7	41.7	44.0

Operating expenses:
Research and development	9.2	6.9	5.5
Selling and marketing	25.4	22.9	24.0
General and administrative	19.3	21.5	25.4
Impairment of long-lived assets	26.2	—	—
Impairment of goodwill	28.6	—	—
Re-measurement of contingent consideration	(6.0)	0.5	0.3
Restructuring	0.3	—	0.4

Total operating expenses	103.0	51.8	55.6

Loss from operations	(62.3)	(10.1)	(11.6)
Other (expense)income	(0.1)	0.3	0.3
Interest expense, net	(1.7)	(1.0)	(1.0)
Foreign currency gains (losses), net	0.3	(0.4)	(0.3)

Loss from continuing operations before income taxes and noncontrolling interest	(63.8)	(11.2)	(12.6)
Benefit for income taxes	7.2	1.3	0.3

Loss from continuing operations	(56.6)	(9.9)	(12.3)
Gain from discontinued operations, net of income taxes	—	—	0.3

Consolidated net loss	(56.6)	(9.9)	(12.0)
Less: Net loss attributable to noncontrolling interest	3.4	0.5	0.7

Net loss attributable to Identive Group, Inc. stockholders equity	(53.2)%	(9.4)%	(11.3)%

Comparability of Results — The comparability of our operating results in the three years ended December 31, 2012 is impacted by our acquisition of RockWest on April 14, 2010, Smartag on November 19, 2010, idOnDemand on May 2, 2011, polyright on July 18, 2011 and payment solution on January 30, 2012. Results of each of these acquisitions have been included in our consolidated financial results since their respective acquisition dates.

Revenue

Summary information about our revenue by type and by business segment for the year ended December 31, 2012, 2011 and 2010 is shown below:

	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010
	(In thousands)
Products:
Revenues	$77,651	(13)%	$89,310	20%	$74,610
Percentage of total revenues	82%		87%		88%
Services:
Revenues	$16,948	26%	$13,398	31%	$10,233
Percentage of total revenues	18%		13%		12%

Identity Management Segment:
Revenues	$54,149	(4)%	$56,473	19%	$47,521
Percentage of total revenues	57%		55%		56%
ID Products Segment:
Revenues	$40,450	(13)%	$46,235	24%	$37,322
Percentage of total revenues	43%		45%		44%

Total revenues	$94,599	(8)%	$102,708	21%	$84,843

Fiscal 2012 Revenue Compared with Fiscal 2011 Revenue

Total revenue in 2012 was $94.6 million, down 8% compared with $102.7 million in 2011, primarily as a result of decreased product sales in both our ID Products and Identity Management segments. Incremental revenue from acquired businesses was approximately $6.2 million and accounted for 7% of total revenue in 2012. Excluding the impact of this incremental revenue, organic revenue was 14% lower in 2012 compared with 2011. Sales within our Identity Management segment accounted for 57% of total revenue and sales within our ID Products segment accounted for 43% of revenue in 2012.

Product revenue includes sales of all non-service related products, software and systems. Services revenue includes sales of payment-related services, professional consulting services and annual maintenance contracts. Services comprised a higher proportion of our revenues in 2012 compared with the prior two years, primarily as a result of the addition of new payment-related and maintenance services revenue from our acquisitions of polyright and payment solution.

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

Revenue in our Identity Management segment was $54.1 million in 2012, down 4% from $56.5 million in 2011. Results for the Identity Management segment included $6.2 million of incremental revenue from idOnDemand, polyright and payment solution in 2012. Excluding the impact of this incremental revenue, organic revenue was 15% lower in 2012 compared with the prior year, primarily due to the complete absence of new orders for secure card readers and software for the German national ID program within our European ID Solutions business, which had accounted for $7.6 million of sales in 2011. Additionally, sales in our ID Solutions business in Australia declined 41% in 2012 due to the completion of a large customer program deployment during 2011. These declines were partially offset by an 8% increase in sales of our access control systems in 2012, despite continued budget and project delays from U.S. Government customers.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes sales of ID Infrastructure products including smart card, RFID and NFC readers and terminals as well as software development kits, and Transponder products including RFID and NFC inlays and inlay-based cards, tags, labels and stickers. The majority of sales in our ID Products segment are made to original equipment manufacturers and system integrators, although we are actively working to increase sales to end customers, primarily online. Sales in this segment are subject to pricing pressure, both for our Transponder products and for our ID Infrastructure products, the market for which has been shifting away from external readers and towards lower-cost, embedded chip sets over the last several years.

Sales in our ID Products segment were $40.5 million in 2012, down 13% from sales of $46.2 million in 2011, primarily due to lower sales of our ID Infrastructure products. ID Infrastructure revenue was 16% lower 2012 compared with the prior year as a result of decreased demand for smart card readers used in European government and citizen ID programs, partially offset by increased reader sales to the U.S. Government sector. Transponder product sales also declined by 8% in 2012. Sales of our RFID inlays and transponder products were negatively impacted by order deferrals related to large mobile device and transportation customer projects during the first three quarters of 2012. The resumption of these projects and new orders resulted in a significant increase in RFID inlay and transponder sales for the fourth quarter of 2012.

Fiscal 2011 Revenue Compared with Fiscal 2010 Revenue

Revenue in 2011 was $102.7 million, up 21% from $84.8 million in 2010. This increase resulted both from the addition of $10.6 million of incremental revenue from our acquisitions in 2011, as well as from organic growth of 9% from our existing business. Outside the U.S. Government sector, where we experienced a decline in sales activity in 2011 due to ongoing budget uncertainties and project delays, we achieved an organic growth rate of 17%. Sales within our Identity Management segment accounted for 55% of total revenue and sales within our ID Products segment accounted for 45% of revenue in 2011.

Revenue in the Identity Management segment was $56.5 million in 2011, up 19% from $47.5 million in 2010. The increase primarily was the result of $6.2 million of incremental revenue from our acquisitions, more than half of which came from sales recognized for polyright and the remaining from sales recognized for RockWest and idOnDemand. We also recorded organic growth of 6% in the Identity Management segment in 2011, which resulted from higher sales in our ID Solutions division, partially offset by a significant reduction in sales of access control systems to the U.S. Government sector. Higher ID Solutions revenues in 2011 primarily resulted from significant orders for secure card readers and software for the German national ID program, as well as strong sales in Australia related to a government credential management program and a cashless payment card solution for a large fuel retailer, and the inclusion of incremental revenue from the acquisition of RockWest. Organic growth of our non-U.S. Government-related sales in the Identity Management segment was 17% in 2011.

Revenue in our ID Products segment was $46.2 million in 2011, up 24% from $37.3 million in 2010. This increase was due both to organic growth of 12% in our Transponder business and to $4.4 million of incremental revenue from our acquired Smartag business. Sales of our RFID inlays and transponder products were driven by demand for a variety of applications, in particular transit, theme park and ski ticketing, as well as orders for more than two million NFC tags for a mobile handset manufacturer. Sales of our ID Infrastructure products grew slightly in 2011 compared with the prior year, reflecting substantial orders of eHealth terminals for the German electronic health card program, strong demand for employee ID, government and corporate programs in Europe, and increased demand from a variety of markets in Asia, partially offset by lower demand for PC/network access applications from the U.S. Government market as a result of budget uncertainties and project deferrals. Organic growth of our non-U.S. Government-related sales in the ID Products segment was 17% in 2011. Not reflected in the reported figures for our ID Products segment were intercompany shipments of secure card readers to our ID Solutions division for the German national ID program, which totaled approximately $6.4 million in 2011.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2012, 2011 and 2010. The comparability of our operating results in 2012 versus prior years is impacted by various acquisitions as stated above.

	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010
	(In thousands)
Products:
Revenues	$77,651		$89,310		$74,610
Gross profit	31,446	(12%)	35,649	11%	32,152
Gross profit %	40%		40%		43%
Services:
Revenues	$16,948		$13,398		$10,233
Gross profit	6,990	(2%)	7,153	37%	5,206
Gross profit %	41%		53%		51%

Identity Management Segment:
Revenues	$54,149		$56,473		$47,521
Gross profit	25,176	(1)%	25,556	2%	25,013
Gross profit %	46%		45%		53%
ID Products Segment:
Revenues	$40,450		$46,235		$37,322
Gross profit	13,260	(23)%	17,246	40%	12,345
Gross profit %	33%		37%		33%

Total:
Revenues	$94,599		$102,708		$84,843
Gross profit	38,436	(10)%	42,802	15%	37,358
Gross profit %	41%		42%		44%

Gross profit for 2012 was $38.4 million, or 41% of revenue. By product segment, gross profit margin for our Identity Management segment was 46% and gross profit margin for our ID Product segment was 33% of revenue in 2012. Gross profit margin in our Identity Management segment in 2012 was positively impacted by strong margins on increased sales of access control systems and strong margins in our polyright business, and negatively impacted by weak margins in our global ID Solutions business due to lower sales in some regions. Gross profit margin in our ID Products segment in 2012 was negatively affected primarily by weaker sales of transponder products for the first three quarters of the year, which resulted in lower absorption of overhead costs in our manufacturing facilities.

Gross profit for 2011 was $42.8 million, or 42% of revenue. By product segment, gross profit margin for our Identity Management segment was 45% and gross profit margin for our ID Product segment was 37% of revenue in 2011. Gross profit margin in our Identity Management segment in 2011 was negatively affected by lower sales of access control systems due to budget uncertainty and project deferrals in the U.S. Government market; an unfavorable, lower margin product mix in our ID Solutions business in Germany; and a slow sales ramp for our cloud-based credential management offering. Gross profit in our ID Products segment in 2011 was affected by favorable product mix both for smart card reader products and RFID inlays and transponders, as well as improvement in overall average selling price of RFID transponders due to the introduction of higher value NFC products for payment applications.

Gross profit for 2010 was $37.4 million, or 44% of revenue. By product segment, gross profit margin for our Identity Management segment was 53% and gross profit margin for our ID Products segment was 33% of revenue in 2010. During 2010, gross profit in the Identity Management segment was positively impacted by stable margins from sales of access control systems and ID Solutions in the U.S., offset by unfavorable product mix in our ID Solutions business in Europe in the first half of the year. Gross profit in our ID Products segment in 2010 was impacted by an unfavorable product mix of smart card reader products sold in the second half of the year, overall low margins from sales of RFID inlays and transponders, and a period of inefficiency related to the start up of a new RFID inlay product manufacturing line in the first quarter of 2010.

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

Research and Development

	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010
	(In thousands)
Expenses	$8,665	23%	$7,025	49%	$4,715
Percentage of revenue	9%		7%		6%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Due to the timing of their respective acquisitions, no results for the payment solution business are included in research and development expenses for 2011, only eight months of results for 2011 (May — December) are included for idOnDemand, and only five months of results for 2011 (August — December) are included for polyright.

Research and development expenses were $8.7 million in 2012, comprising 9.2% of revenue, and up 23% from $7.0 million, or 7% of revenue in 2011. Higher research and development expenses in 2012 reflected increased in investment in core technology as well as in new products and solutions for emerging markets. Because we consider this investment to be essential to our future success, we did not reduce research and development spending in 2012 under the corporate cost-reduction program we initiated in June. Key investment areas during 2012 included the development of cloud-based credential issuance and management solutions; the development of our Tagtrail NFC mobile services platform; software enhancements to our ID Solutions offerings, and new contactless, NFC and RFID readers and transponder products. In addition to overall higher levels of investment, research and development expenses in 2012 included $1.1 million in incremental expenses from the acquired idOnDemand and polyright businesses. Excluding the impact of these additional expenses, research and development expenses increased 9% in 2012 compared with the prior year.

Research and development expenses were $7.0 million in 2011, comprising 7% of revenue and up 49% from $4.7 million, or 6% of revenue in 2010. Beginning in the third quarter of 2011, we significantly increased our investment in core technology and in new products and solutions for emerging markets, and this increased investment accounted for more than half of the increase in research and development expenses we recorded in 2011. Key investment areas included the development of cloud based credential issuance and management solutions; next generation software and controllers for our access control systems; and new contactless, NFC and RFID readers and transponder products. 2011 research and development expenses also included $1.5 million in incremental expenses from the acquired Smartag, idOnDemand and polyright businesses.

We expect to maintain our current level of investment in research and development in terms of absolute spending in 2013.

Selling and Marketing

	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010
	(In thousands)
Expenses	$23,988	2%	$23,563	16%	$20,375
Percentage of revenue	25%		23%		24%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Due to the timing of their respective acquisitions, no results for the payment solution business are included in sales and marketing expenses for 2011, only eight months of results for 2011 (May — December) are included for idOnDemand, and only five months of results for 2011 (August — December) are included for polyright.

Sales and marketing expenses were $24.0 million in 2012, comprising 25% of revenue and up 2% from $23.6 million, or 23% of revenue in 2011. This increase was due to the addition of approximately $1.1 million of sales and marketing expenses from acquired businesses, partially offset by cost reductions initiated in June 2012 as part of our corporate cost-reduction program. Excluding the impact of additional acquired expenses, sales and marketing expense levels decreased 3% in 2012 compared with the prior year. During 2012 we invested in additional sales and marketing resources and programs to address existing and new market opportunities, including the creation of new sales teams focused on NFC solutions and converged access products, for which we expect future sales, but minimal revenues during 2012.

Sales and marketing expenses were $23.6 million in 2011, or 23% of revenue, up 16% from $20.4 million, or 24% of revenue in 2010. This increase was primarily due to the addition of approximately $1.5 million of sales and marketing expenses from acquired businesses. Excluding the impact of these additional expenses, sales and marketing expense levels were nearly unchanged in 2011 compared with the prior year. Key sales and marketing initiatives in 2011 included programs and the allocation of resources to address new market opportunities, including NFC, converged physical and logical access, cloud-based solutions, and development of our sales capabilities in geographic regions including Asia and the Middle East.

We expect to modestly reduce spending in sales and marketing on an absolute basis during 2013.

General and Administrative

	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011	% Change 2011 to 2010	Fiscal 2010
	(In thousands)
Expenses	$18,218	(17)%	$22,066	2%	$21,569
Percentage of revenue	19%		21%		25%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of their respective acquisitions, no results for the payment solution business are included in general and administrative expenses for 2011, only eight months of results for 2011 (May — December) are included for idOnDemand, and only five months of results for 2011 (August — December) are included for polyright.

General and administrative expenses in 2012 were $18.2 million, comprising 19% of revenue and down 17% from $22.1 million, or 21% of revenue in 2011. This decrease was primarily due to our ongoing efforts to reduce general and administrative expenses and to accelerated reductions as a result our cost-reduction program put in place in June 2012. Our 2012 general and administrative expenses included approximately $1.5 million of additional expenses from businesses acquired during the year, as well as $0.2 million of transaction expenses related to the acquisition of the remaining shares of idOnDemand and acquisition of payment solution. As mentioned below, 2011 general and administrative expenses included approximately $1.9 million of incremental expenses. Excluding the impact of these additional acquired expenses and transaction costs, general and administrative expenses decreased by $3.7 million, or 18% in 2012 compared with the prior year due to our ongoing cost reduction efforts.

General and administrative expenses in 2011 were $22.1 million, or 21% of revenue, up 2% from $21.6 million, or 25% of revenue in 2010. Our 2011 general and administrative expenses include approximately $1.6 million of additional expenses from businesses acquired during the year, as well as $0.3 million of transaction expenses related to the acquisition of idOnDemand, polyright and payment solution. General and administrative expenses in 2010 included $1.3 million of transaction costs related to previous acquisitions. Excluding the impact of these additional acquired expenses and transaction costs, general and administrative expenses decreased by $0.1 million in 2011 compared with the prior year.

We expect to modestly increase general and administrative spending on an absolute basis during 2013.

Impairment Charges

As a result of a significant decline in our stock price and changes to our forecasted revenue, gross margin and operating profit, we undertook interim goodwill impairment analyses as of June 30, 2012 and recorded a total goodwill impairment charge of $27.1 million in our consolidated statements of operations for the year ended December 31, 2012.

In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $24.8 million in consolidated statements of operations for the year ended December 31, 2012. Please see Item 8, Financial Statements and Supplementary Data, Note 8 of Notes to Consolidated Financial Statements, Goodwill and Intangible Assets, for more detailed information.

Re-measurement of Contingent Consideration

For the year ended December 31, 2012, a credit of $5.7 million was recorded for reductions to the amount of performance-based earn-outs payable related to the polyright and idOnDemand acquisitions, following the re-measurement of this contingent consideration as of June 30, 2012. Please see Item 8, Financial Statements and Supplementary Data, Note 3 of Notes to Consolidated Financial Statements, Fair Value Measurements, for more detailed information.

Restructuring Charges

We recorded $0.3 million in restructuring costs in 2012 related to the realignment of certain business operations under our restructuring plan implemented in June 2012. We recorded $0.3 million in restructuring costs in 2010 related to the closure and consolidation of facilities as well as headcount reductions under our cost reduction program initiated in the first quarter of 2010. Please see Item 8, Financial Statements and Supplementary Data, Note 14 of Notes to Consolidated Financial Statements, Other Financial Information, for more information.

Other (Expense) Income

In 2012 we recorded other expense of $(0.1) million related to the loss recognized on the sale of a subsidiary.

We recorded other income of $0.3 million in 2011 and 2010 related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and this investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net consists of interest accretion expense for liabilities to a related party and interest on financial liabilities, offset by interest earned on invested cash. We recorded net interest expense of $1.6 million in 2012, $1.0 million in 2011 and $0.9 million in 2010. Interest expense is higher in 2012 as compared to 2011 and 2010 due to additional interest expense recognized as a result of financial liabilities acquired in connection with our acquisition of payment solution and entering into a secured debt facility in 2012. Please see Item 8, Financial Statements and Supplementary Data, Note 10 of Notes to Consolidated Financial Statements, Financial Liabilities, for more detailed information. Interest income in 2012, 2011 and 2010 was immaterial.

Foreign Currency Gains (Losses), Net

We recorded foreign currency transaction gains of $0.3 million in 2012 and foreign currency transaction losses of $(0.4) million in 2011 and $(0.2) million in 2010. Changes in currency valuation in all periods presented were primarily a result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British Pound and their impact on the valuation of intercompany transaction balances.

Our foreign currency transaction losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

Our effective tax rate for fiscal years 2012, 2011, and 2010 was 11.30%, 11.62%, and 2.81%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate in fiscal years 2012, 2011 and 2010.

2012 — (a) A reduction of $0.9 million, or 1.43% to the statutory rate resulted from changes in valuation allowance during the year. (b) A reduction of $8.7 million, or 14.37% resulted from rate differences between U.S. and non-U.S. jurisdictions. With the exception of one subsidiary for which we have recorded a deferred tax liability, no U.S. taxes were provided with respect to undistributed earnings of other foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany, Switzerland and Singapore. (c) A reduction of $3.8 million, or 6.34% resulted from non-cash impairment charges for goodwill that is nondeductible for tax purposes. The net effect of these changes was an income tax benefit of $6.8 million recorded in 2012.

2011 — (a) A reduction of $1.8 million, or 15.27% resulted from rate differences between U.S. and non-U.S. jurisdictions. (b) A reduction of $0.7 million, or 6.29% resulted from changes in valuation allowance during the year. The net effect of these changes was an income tax benefit of $1.3 million recorded in 2011.

2010 — (a) A reduction of $2.7 million, or 25.41% resulted from rate differences between U.S. and non-U.S. jurisdictions. (b) A reduction of $1.0 million, or 9.06% resulted from recognition of IRC Section 956 income.

(c) An increase of $1.0 million, or 9.89% resulted from changes in permanent reinvestment plans for a foreign subsidiary. The net effect of these changes was an income tax benefit of $0.3 million recorded in 2010.

Discontinued Operations

During 2003, we completed two transactions to sell our retail Digital Video and Digital Media Reader business. During 2006, we completed the sale of substantially all the assets and some of the liabilities associated with our Digital TV solutions business. Gain from discontinued operations in 2010 was mainly related to changes in estimates for lease commitments and termination of our lease agreement for premises leased in the UK and U.S.

Liquidity and Capital Resources

For the twelve months ended December 31, 2012, our working capital, which we have defined as current assets less current liabilities, was $(0.1) million, a decrease of approximately $16.8 million compared to $16.7 million as of December 31, 2011. The decrease in working capital reflects a $10.2 million net decrease in cash and cash equivalents and inventory, as well as a $11.9 million net increase in accounts payable, liability to related party, liability for consumer cards, financial liabilities, deferred revenue, and other accrued expenses, offset by a $4.9 million increase in accounts receivable and prepaid expenses and other current assets, and a $0.4 million decrease in accrued compensation and related benefits.

Cash and cash equivalents were $7.4 million as of December 31, 2012, a decrease of approximately $9.8 million compared to $17.2 million as of December 31, 2011 as a result of cash of $12.2 million used in operations, a cash payment of approximately $0.5 million for the acquisition of the remaining outstanding shares of idOnDemand, approximately $2.8 million used for capital expenditures, $0.5 million used in software development, and $2.1 million cash payments on financial liabilities, offset by $6.9 million net proceeds received from issuance of debt, an acquired cash balance of $0.6 million from the acquisition of payment solution, a $0.3 million change in bank line of credit, $0.3 million cash proceeds from the issuance of common stock under our employee stock purchase plan, and an exchange rate effect of $0.2 million on cash and cash equivalents.

The following summarizes our cash flows for the twelve months ended December 31, 2012 and 2011 (in thousands):

	12 Months Ended	12 Months Ended
	December 31, 2012	December 31, 2011
Net cash used in operating activities from continuing operations	$(12,180)	$(4,645)
Net cash provided by (used in) investing activities	(2,669)	(6,882)
Net cash provided by financing activities	4,856	17,638
Effect of exchange rates on cash and cash equivalents	132	329

Net increase in cash and cash equivalents	(9,861)	6,440
Cash and cash equivalents, beginning of year	17,239	10,799

Cash and cash equivalents, end of year	$7,378	$17,239

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a secured note, an acquisition debt note, a mortgage bank loan, bank loan, equipment financing liabilities, pension plan obligations, inventory purchase commitments and other contractual agreements. Gross committed operating lease obligations are approximately $5.1 million, liability to related party is approximately $10.5 million, the equipment financing liabilities are approximately $3.1 million, the bank loan is approximately $2.2 million, the secured note is approximately $9.9 million, the acquisition debt note is approximately $0.4 million, the mortgage bank loan is approximately $1.1 million, the bank line of credit is approximately $0.3 million, pension plan obligations are $0.5 million, and inventory and other purchase commitments are approximately $9.6 million at December 31, 2012. Total commitments due within one year are approximately $18.7 million and due thereafter are approximately $24.0 million at December 31, 2012.

Cash used in investing activities primarily reflects approximately $3.3 million spent for capital expenditures and capitalized software development costs, offset by $0.6 million cash acquired from the acquisition of payment solution.

Cash provided by financing activities primarily reflects $6.9 million net cash proceeds from issuance of debt under a secured debt facility and $0.3 million cash proceeds from issuance of common stock under our employee stock purchase plan, offset by a cash payment of approximately $0.5 million for the acquisition of the noncontrolling interest in idOnDemand, $2.1 million paid for financial liabilities, which consist of equipment financing liabilities, a bank loan and debt note, and $0.3 million net change in bank line of credit.

With the exception of one insignificant subsidiary, we consider the undistributed earnings of our foreign subsidiaries, if any, as of December 31, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2012, the amount of cash included at such subsidiaries was approximately $3.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). Our obligations under the Loan Agreement and the Secured Note are secured by substantially all of our assets. We received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. Amongst others, the Loan Agreement requires us to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. See Item 8, Financial Statements and Supplementary Data, Note 10 of Notes to Consolidated Financial Statements, Financial Liabilities for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of December 31, 2012, we have total accumulated deficit of approximately $286.0 million. During the year ended December 31, 2012, we sustained consolidated net losses of $53.6 million, of which $51.9 million related to impairment of goodwill and long-lived assets. Our working capital reduced significantly as of December 31, 2012 as compared to December 31, 2011. These factors, among others, including the recent effects of the U.S. Government “sequester” and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of these products and services. These investments are in the area of research and development and sales and marketing on NFC, SaaS and SmartCore. Our current plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. For example, our preliminary financial results for the first two months of 2013 have been adversely impacted by the recent effects of the U.S. Government “sequester” on our U.S. Government business and could cause our operating results for the first quarter of 2013 to fall below any guidance we provide to the market or below the expectations of investors or securities analysts, particularly with respect to the first quarter of 2013, which is seasonally our weakest quarter of the year. If these events, like the sequester, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,103	$2,283	$1,907	$913	$—
Liability to related party	10,513	1,096	2,306	2,495	4,616
Equipment financing liabilities	3,136	1,326	1,810	—	—
Bank loan	2,213	643	904	666	—
Secured note	9,907	3,108	6,799	—	—
Acquisition debt note	424	424	—	—	—
Mortgage loan payable to bank	1,102	99	189	177	637
Bank line of credit	253	253	—	—	—
Expected payments for pension plans	486	19	63	98	306
Purchase commitments and other obligations	9,595	9,492	78	25	—

Total obligations	$42,732	$18,743	$14,056	$4,374	$5,559

The secured debt facility relates to a loan and security agreement entered into by us on October 30, 2012 with Hercules Technology Growth Capital, Inc. The acquisition debt note was issued in connection with our acquisition of Smartag in November 2010. Equipment financing liabilities and a bank loan were acquired in connection with our acquisition of payment solution in January 2012. The mortgage loan payable to bank was acquired in connection with our acquisition of Bluehill ID in January 2010. See Item 8, Financial Statements and Supplementary Data, Note 10, of Notes to Consolidated Financial Statements, Financial Liabilities for more information about the financing liabilities listed in the table above.

Our liability to related party was acquired in connection with our acquisitions of Hirsch and payment solution. See Item 8, Financial Statements and Supplementary Data, Note 9 of Notes to Consolidated Financial Statements, Related-Party Transactions, for more information about this liability, which is listed in the table above.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements, Commitments, for more information about the contractual obligations listed in the table above.

The Company’s consolidated balance sheets consist deferred tax liabilities and other long-term liability which includes gross unrecognized tax benefits, and related gross interest and penalties. As of December 31, 2012, the Company had noncurrent deferred tax liabilities of $0.1 million. In addition, as of December 31, 2012, the Company had gross unrecognized tax benefits of $0.1 million and an additional $0.1 million for gross interest and penalties classified as noncurrent liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows. We have performed sensitivity analyses as of December 31, 2012 and 2011 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2012 and 2011. The results of this hypothetical sensitivity analysis indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.2 million and $0.4 million for 2012 and 2011, respectively.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income in our consolidated statements of equity.

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

At December 31, 2012 and 2011, we had $7.4 million and $17.2 million, respectively, in cash and cash equivalents and no short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identive Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Identive Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the 2012 figures presented in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2012 figures presented in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements and related schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, the financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

/s/ Müller	/s/ Richter
Wirtschaftsprüfer	Wirtschaftsprüfer
[German Public Auditor]	[German Public Auditor]

Ernst & Young GmbH
Wirtschaftsprüfungsgesellschaft

Munich, Germany
March 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Identive Group, Inc.:

We have audited the accompanying consolidated balance sheet of Identive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Identive Group, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE GMBH
WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT

Munich, Germany
March 29, 2012 (March 19, 2013 as to the effects of the restatements discussed in Note 1)

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands; except par value)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,378	$17,239
Accounts receivable, net of allowances of $401 and $268 as of December 31, 2012 and 2011, respectively	17,261	13,578
Inventories	8,892	9,263
Prepaid expenses and other current assets	3,659	2,426

Total current assets	37,190	42,506

Property and equipment, net	8,892	6,699
Goodwill	45,270	59,044
Intangible assets, net	11,882	36,001
Other assets	1,671	501

Total assets	$104,905	$144,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,926	$11,941
Liability to related party	1,552	1,076
Liability for consumer cards	5,811	—
Financial liabilities	4,532	884
Deferred revenue	2,843	2,085
Accrued compensation and related benefits	3,164	3,527
Other accrued expenses and liabilities	6,490	6,249

Total current liabilities	37,318	25,762

Long-term earn-out liability	—	5,663
Long-term liability to related party	6,177	7,303
Long-term financial liabilities	9,795	1,189
Deferred tax liability	120	6,094
Other long-term liability	1,905	1,807

Total liabilities	55,315	47,818

Commitments and contingencies (see Note 15 and 16)	—	—
Stockholders’ Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 60,809 and 58,309 shares issued and outstanding as of December 31, 2012 and 2011, respectively	61	58
Additional paid-in capital	337,811	331,758
Treasury stock, 618 shares as of December 31, 2012 and 2011, respectively	(2,777)	(2,777)
Accumulated deficit	(286,011)	(235,675)
Accumulated other comprehensive income	1,379	1,777

Total Identive Group, Inc. stockholders’ equity	50,463	95,141
Noncontrolling interest	(873)	1,792

Total stockholders’ equity	49,590	96,933

Total liabilities and stockholders’ equity	$104, 905	$144,751

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Net revenues:
Products	$77,651	$89,310	$74,610
Services	16,948	13,398	10,233

Total net revenues	94,599	102,708	84,843
Cost of revenues:
Products	46,205	53,661	42,458
Services	9,958	6,245	5,027

Total cost of revenues	56,163	59,906	47,485

Gross profit	38,436	42,802	37,358

Operating expenses:
Research and development	8,665	7,025	4,715
Selling and marketing	23,988	23,563	20,375
General and administrative	18,218	22,066	21,569
Impairment of long-lived assets	24,785	—	—
Impairment of goodwill	27,084	—	—
Re-measurement of contingent consideration	(5,657)	510	221
Restructuring	325	—	337

Total operating expenses	97,408	53,164	47,217

Loss from operations	(58,972)	(10,362)	(9,859)
Other (expense) income	(106)	262	264
Interest expense, net	(1,602)	(1,049)	(865)
Foreign currency gain (loss), net	288	(398)	(234)

Loss from continuing operations before income taxes and noncontrolling interest	(60,392)	(11,547)	(10,694)
Income tax benefit	6,824	1,326	300

Loss from continuing operations	(53,568)	(10,221)	(10,394)
Income from discontinued operations, net of income taxes	—	—	220

Consolidated net loss	(53,568)	(10,221)	(10,174)
Less: Loss attributable to noncontrolling interest	3,232	468	630

Net loss attributable to Identive Group, Inc. stockholders’ equity	$(50,336)	$(9,753)	$(9,544)

Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders’ equity:
Loss from continuing operations	$(0.84)	$(0.18)	$(0.22)

Income from discontinued operations	$—	$—	$0.01

Net loss.	$(0.84)	$(0.18)	$(0.21)

Weighted average shares used to compute basic and diluted loss per share	59,623	53,748	42,722

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Twelve Months Ended December 31,
	2012	2011	2010
Consolidated net loss	$(53,568)	$(10,221)	$(10,174)
Other comprehensive income (loss), net of tax nil:
Unrealized gain (loss) on defined benefit plans, net of tax of nil	29	(117)	(144)
Foreign currency translation adjustments, net of tax of nil	(462)	1,612	(3,161)

Total other comprehensive (loss) income	(433)	1,495	(3,305)

Consolidated comprehensive loss	(54,001)	(8,726)	(13,479)
Comprehensive loss attributable to noncontrolling interest .	(3,267)	(571)	(955)

Comprehensive loss attributable to Identive Group, Inc. stockholders’ equity	$(50,734)	$(8,155)	$(12,524)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Identive Group, Inc. Stockholders’ Equity						Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income
(In thousands)	Shares	Amount
Balances, January 1, 2010	25,753	$26	$253,910	$(2,777)	$(216,378)	$3,159	$—	$37,940

Net loss	—	—	—	—	(9,544)	—	(630)	(10,174)
Other comprehensive loss	—	—	—	—	—	(2,980)	(325)	(3,305)
Issuance of common stock in connection with acquisitions	17,900	18	38,758	—	—	—	—	38,776
Fair value of stock options converted in connection with Bluehill ID acquisition	—	—	3,007	—	—	—	—	3,007
Assumption of treasury stock in connection with Bluehill ID acquisition	—	—	—	(2,880)	—	—	—	(2,880)
Repurchase of treasury stock in connection with Bluehill ID acquisition	—	—	(402)	2,880	—	—	—	2,478
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	88	—	199	—	—	—	(199)	—
Issuance of common stock in connection with stock bonus and incentive plans and exercise of options	106	—	185	—	—	—	—	185
Issuance of common stock to affiliates for conversion of loan	181	—	291	—	—	—	—	291
Issuance of common stock in connection with private placement, net of issuance costs	4,098	4	9,582	—	—	—	—	9,586
Issuance of common stock for settlement of pre-acquisition liabilities	150	—	343	—	—	—	—	343
Noncontrolling interest in connection with Bluehill ID acquisition	—	—	—	—	—	—	3,057	3,057
Stock-based compensation expense	—	—	330	—	—	—	—	330
Balances, December 31, 2010	48,276	$48	$306,203	$(2,777)	$(225,922)	$179	$1,903	$79,634

Net loss	—	—	—	—	(9, 753)	—	(468)	(10,221)
Other comprehensive income	—	—	—	—	—	1,598	(103)	1,495
Issuance of common stock in connection with capital raise, net of issuance costs	7,843	8	18,204	—	—	—	—	18,212
Issuance of common stock in connection with idOnDemand acquisition	996	1	3,023	—	—	—	—	3,024
Noncontrolling interest in connection with idOnDemand acquisition	—	—	—	—	—	—	468	468
Issuance of common stock in connection with earn-out agreements	137	—	316	—	—	—	—	316
Issuance of common shares to acquire additional noncontrolling interest in a subsidiary	3	—	8	—	—	—	(8)	—
Issuance of common stock in connection with stock bonus and incentive plans and exercise of options	648	1	1,684	—	—	—	—	1,685
Issuance of common stock upon exercise of warrants	406	—	1,075	—	—	—	—	1,075
Stock options grants in connection with stock bonus and incentive plans	—	—	672	—	—	—	—	672
Stock-based compensation expense for stock options	—	—	439	—	—	—	—	439
Stock-based compensation expense for ESPP	—	—	134	—	—	—	—	134

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Identive Group, Inc. Stockholders’ Equity						Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income
(In thousands)	Shares	Amount
Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,675)	$1,777	$1,792	$96,933
Net loss	—	—	—	—	(50,336)	—	(3,232)	(53,568)
Other comprehensive loss	—	—	—	—	—	(398)	(35)	(433)
Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with earn-out agreement	57	—	128	—	—	—	—	128
Issuance of common stock in connection with ESPP	298	1	340	—	—	—	—	341
Issuance of common stock in connection with stock bonus and incentive plans	239	—	420	—	—	—	—	420
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Stock-based compensation expense for stock options	—	—	816	—	—	—	—	816
Stock-based compensation expense for ESPP	—	—	182	—	—	—	—	182

Balances, December 31, 2012	60,809	$61	$337,811	$(2,777)	$(286,011)	$1,379	$(873)	$49,590

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net loss	$(53,568)	$(10,221)	$(10,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	—	(220)
Impairment of goodwill and long-lived assets	51,869	—	—
Deferred income taxes	(6,716)	(1,983)	(159)
Depreciation and amortization	5,563	5,581	4,696
Accretion of interest to related party liability	745	748	772
Amortization of debt issuance costs	93	—	—
Interest on financial liabilities	686	223	79
Re-measurement of contingent consideration	(5,657)	510	221
Stock-based compensation expense	1,208	1,227	2,352
Loss on disposal and abandonment of fixed assets	74	—	—
Pension charges	289	136	(19)
Changes in operating assets and liabilities:
Accounts receivable	(3,135)	2,140	(4,400)
Inventories	484	1,923	(2,053)
Income taxes receivable	93	(44)	148
Other assets	(728)	570	(371)
Accounts payable	(433)	(2,112)	3,307
Liability to related party	(1,818)	(1,042)	(1,081)
Accrued expenses	(1,765)	(2,565)	(1,971)
Deferred revenue	766	(291)	1,054
Income taxes payable	(230)	555	(539)

Net cash used in operating activities from continuing operations	(12,180)	(4,645)	(8,358)
Net cash used in operating activities from discontinued operations	—	—	(941)

Net cash used in operating activities	(12,180)	(4,645)	(9,299)

Cash flows from investing activities:
Capital expenditures	(2,789)	(1,728)	(758)
Capitalized software development costs	(452)	—	—
Net cash acquired (paid) from (for) acquisitions	572	(5,154)	3,881
Sales and maturities of short-term investments	—	—	1,015

Net cash (used in) provided by investing activities	(2,669)	(6,882)	4,138

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	6,882	—	—
Proceeds from capital raise, net of issuance costs	—	18,212	11,532
Proceeds from issuance of common stock under employee stock purchase plan	341	—	—
Proceeds from issuance of common stock upon options and warrants exercised	—	1,133	—
Cash paid for acquisition of noncontrolling interest	(500)	—	—
Payments on financial liabilities	(2,106)	(1,102)	(53)
Changes in bank line of credit, net	239	(605)	98

Net cash provided by financing activities	4,856	17,638	11,577

Effect of exchange rates on cash and cash equivalents	132	329	(453)

Net increase (decrease) in cash and cash equivalents	(9,861)	6,440	5,963
Cash and cash equivalents at beginning of year	17,239	10,799	4,836

Cash and cash equivalents at end of year	$7,378	$17,239	$10,799

Supplemental disclosures of cash flows information:

Common stock issued in connection with business combinations	$3,041	$3,024	$41,254

Common stock issued in connection with acquiring noncontrolling interest	$1,168	$8	$199

Conversion of stock options in connection with business combinations	$—	$—	$3,007

Common stock issued in connection with contingent consideration	$128	$316	$343

Common stock issued in connection with stock bonus and incentive plans	$420	$1,628	$174

Stock option grants issued in connection with stock bonus and incentive plans	$99	$672	$—

Common stock issued to affiliates for conversion of loan	$—	$—	$291

Debt note issued in connection with business acquisition	$—	$—	$1,990

Fair value of contingent consideration in connection with business combinations	$—	$5,060	$298

Cash paid for interest	$1,495	$1,049	$865

Income taxes paid	$115	$50	$91

Property and equipment subject to accounts payable	$382	$979	$—

Income taxes received	$129	$83	$14

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identive Group, Inc. (“Identive” or the “Company,”) provides secure identification (“Secure ID”) solutions that allow people to gain access to the buildings, networks, information, systems and services — while ensuring that the physical facilities and digital assets of the organizations they interact with are protected. The Company leverages its platform of foundational identification technologies, including smart card-based security encryption technology and radio frequency identification (“RFID”) contactless communication technology, to offer a comprehensive range of Secure ID products, systems and services that help to manage the identification and granting of defined privileges to people: as consumers, employees, students or citizens. The Company’s offerings include hardware and software products, integrated systems and services to address the global markets for identity management, physical and logical/cyber access control, customized ID solutions and a host of RFID and near field communications (“NFC”)-enabled applications for customers in the government, enterprise, consumer, education, healthcare and payment sectors. Identive’s business model is principally focused on strong technology-driven organic growth based on both established markets and emerging opportunities for Secure ID.

On April 14, 2010, the Company acquired RockWest Technology Group LLC (“RockWest”), a privately held provider of identification and security solutions based in Denver, Colorado. On November 19, 2010, the Company acquired FCI Smartag Pte., Ltd. (“Smartag”), a Singapore-based manufacturer of high frequency (“HF”) and ultra high frequency (“UHF”) RFID inlays and inlay-based solutions including labels and tags used for asset tracking, cards and stickers used for e-payment and ticketing transactions, and NFC labels used to enable secure payments with mobile devices. On May 2, 2011, the Company acquired 95.8% of the shares of idOnDemand, Inc. (“idOnDemand”), a privately-held provider of cloud-based identity management services based in Pleasanton, California. The remaining shares of idOnDemand were acquired on January 9, 2012. On July 18, 2011, through its Multicard AG subsidiary, the Company acquired polyright SA (“polyright”), a Swiss provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry. On January 30, 2012, through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares of payment solution AG, a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe (“payment solution”). In April 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. The results for the acquired businesses are included in the Company’s consolidated statements of operations since their respective dates of acquisition. As a result of the timing of these acquisitions, the Company’s operating results for the periods presented are not directly comparable.

Identive’s corporate headquarters are in Santa Ana, California and European operational headquarters are in Ismaning, Germany, where the Company’s financial reporting process is performed. The Company maintains facilities in Chennai, India for technology research and development and in Australia, Canada, Germany, Hong Kong, Japan, The Netherlands, Singapore, Switzerland and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern — The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of approximately $286.0 million as of December 31, 2012. These factors, among others, including the recent effects of the U.S. Government “sequester” and related budget uncertainty on certain parts of our business, have raised significant doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, like the sequester, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for allowance for doubtful accounts receivable, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and goodwill, liability for contingent consideration, accruals of product warranty, restructuring accruals, stock-based compensation, defined benefits plans, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Reclassifications and Correction of Prior Period Errors — Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the consolidated statements of operations, amount related to re-measurement of contingent consideration was included in general and administrative in previous periods, which is now disclosed as a separate line item within operating expenses. In addition, net revenues and cost of revenues are split into products and services revenues and as a result, prior period revenues and cost of revenues have also been reclassified to conform to current period presentation.

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2012, the Company identified an error related to the accounting for assumed pension plans as described below. The error is immaterial to the Company’s financial statements for prior periods; however, management has elected to correct the error in the current and prior periods and present the appropriate footnote disclosures.

The Company assumed sponsorship of two statutory pension plans in Switzerland as part of the Bluehill ID acquisition on January 4, 2010, and assumed sponsorship of another Swiss statutory pension plan as part of the polyright SA acquisition on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a guaranteed interest rate, which is annually defined by the Swiss Federal Council and renewed every two years. Prior to fiscal 2012 year-end, these pension plans were treated as defined contribution plans. In connection with the preparation of its annual financial statements for the year ended December 31, 2012, the Company reassessed the accounting treatment of these pension plans and concluded that the plans should be accounted for as defined benefit pension plans in accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”). This change in the determination resulted in a different accounting treatment for the pension plans and consequently for fiscal year 2012, the Company recorded pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations, and retroactively applied this accounting treatment for fiscal years 2011 and 2010. Since these pension plans were assumed at the time of respective acquisition, the pension liability should have been measured and recorded in accordance with ASC 715 at the acquisition date with the offset resulting in an increase in goodwill. According to ASC 805, adjustments to amounts recognized in a business combination that occur after the end of the measurement period (limited to one year from the acquisition date) are recognized in current period operations. In determining the appropriate accounting treatment, consideration was given to ASC 805-10-25-19 which states that “after the measurement period ends, the acquirer shall revise the accounting for a business combination only to correct an error in accordance with ASC Topic 250, Accounting Changes and Error Corrections”. The incorrect valuation of pension plans was deemed to be an error given that information regarding these plans was available at the time of the original valuation. Accordingly, the Company retrospectively adjusted the goodwill in connection with the acquisition of Bluehill ID and polyright SA for the pension plans. The deferred tax asset representing timing differences in the deduction of the pension liability are correspondingly recorded against goodwill. Further, management deems necessary a retroactive valuation allowance be recorded against such deferred tax assets as it was more likely than not that these deferred tax assets would not be realized. This adjustment to valuation allowance in connection with the acquisition of Bluehill ID and polyright SA is retroactively recorded as an adjustment to income tax expense in accordance with ASC 805-740.

As a result of correcting this error in prior-period financial statements, goodwill increased by $0.6 million, other long-term liabilities increased by $1.2 million, accumulated other comprehensive loss related to defined benefit pension plan adjustments increased by $0.3 million, and accumulated deficit increased by $26,000 in the consolidated balance sheets for the year ended December 31, 2011 and loss for the year ended December 31, 2011 increased by $0.3 million in the 2011 fiscal consolidated statements of operations. Refer to Note 13 for more details about the defined benefit plans.

The effect of this error in the Company’s consolidated financial statements for the year ended December 31, 2011 was an understatement of total liabilities by $1.2 million, an overstatement of total equity by $0.5 million in the consolidated balance sheets, and an understatement of net loss by $0.3 million in the consolidated statement of operations. The effect of this error in the Company’s consolidated statement of operations for the year ended December 31, 2010 was an understatement of net loss by $26,000. There was no impact on the basic and diluted loss per share in fiscal year 2011 and 2010. Using both quantitative and qualitative measures, the Company believes that the impact of this error is immaterial, individually and in aggregate, to the consolidated financial statements for the year ended December 31, 2011 and therefore an amendment to the Form 10-K for the year ended December 31, 2011 is not considered necessary.

Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consisted primarily of amounts held in treasury money market funds. Amounts held primarily in treasury money market funds totaled zero and $1,506,000 at December 31, 2012 and 2011, respectively.

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

Inventories — Inventories are stated at the lower of cost, using standard cost, average cost or FIFO method, as applicable, or market value. Inventory is written down for excess inventory, technical obsolescence and the inability to sell based primarily on historical sales and expectations for future use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years for furniture, fixture and office equipment, five to seven years for machinery, five years for automobiles, three years for computer software and twenty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

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

The Company determines the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verifies the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable companies’ data. The completion of the DCF model requires that the Company makes a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit the Company makes assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections used by the Company in its DCF model are updated at least annually and will change over time based on the historical performance and changing business conditions for each of the Company’s reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

Refer to Note 8 below for more information about the impairment charge recorded as a result of interim goodwill impairment analysis performed as of June 30, 2012. As discussed in Note 8 below, the Company performed its annual impairment analysis as of December 1, 2012, 2011 and 2010 and no impairment existed at that time.

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized over the estimated useful lives of the related assets as disclosed in Note 8 below. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets where the Company has determined that these have an indefinite useful life, no amortization is recognized until the assets’ useful life is determined to be no longer indefinite. The Company evaluates indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 350. The Company performs the impairment test of the indefinite lived intangible assets by calculating the fair value of such intangible assets and comparing the fair value of the intangible assets with the carrying amount. If the carrying amount of such intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Refer to Note 8 below for more information about the impairment charge recorded during the year as a result of impairment analysis performed as of June 30, 2012. As discussed in Note 8 below, no impairment existed as of December 1, 2012.

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

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 effective January 1, 2011. The Company’s revenue is derived primarily from sales of hardware products, and to a lesser extent, from the license of proprietary software products and software components in revenue arrangements that are considered standalone. As a result, ASU 2009-14 did not have any significant impact and revenues from such software products will continue to be recognized under the guidance of ASC 985-605.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically the Company is not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of the Company’s hardware products are bundled with its professional services and maintenance contracts, and in some cases with its software products. In such multiple element arrangements, revenue is allocated to each separate units of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The Company accounts for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. Professional services include security system integration, system migration and database conversion services, among others. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

In revenue arrangements associated with the payment solution business, which was acquired in January 2012, the Company facilitates cashless payments by providing an integrated payment system (“system”) for sports stadiums, arenas, theme parks and other venues for leisure and entertainment (“recreational facilities”) throughout Europe, including multi-functional customer cards based on RFID contactless chip technology (“smart cards” or “cards”) and comprehensive payment management software. The system is designed to ensure the seamless interaction of all relevant components such as ticketing, access, point-of-sale, parking, and other services. In addition to the smart cards and software, the system consists of readers and communication infrastructure, all supplied and implemented by Identive. The system enables consumers at recreational facilities to make quick, cashless payments for food, beverages and merchandise. Customers are provided the option of purchasing a turnkey solution or entering into a multi-year contract under which the Company operates and maintains responsibility for the system over a set period, in return for sharing in the revenue generated. The revenue on a turnkey solution is recognized in accordance with ASU 2009-13. The Company evaluates each deliverable in the arrangement to determine whether it represents a separate unit of accounting. Revenue is then recognized on each deliverable when the product has been delivered or the service has been completed, and upon acceptance of the product or service by the customer, if applicable. Under multi-year contracts, the Company is entitled to various cash processing fees and revenue share commissions according to the terms of each specific contract. Under certain of the multi-year contracts the Company also is entitled to card breakage income as described below. Revenue from cash processing fees and revenue share commissions from events is recognized after an event has taken place, the payment services have been provided, and the event revenue has been agreed with the relevant parties. Where commissions depend on thresholds measured over more than one event, revenue is not recognized until all conditions are met, and collectability is reasonably assured. Smart cards are used by consumers to make purchases at the recreational facilities and they pay an initial deposit fee to obtain the cards and then may load money onto the cards to enable purchases. There may be an unredeemed balance on the cards at any given time. Although there are expiration dates on the cards, the Company’s practice has been to honor all cards presented for payment or redemption. The Company does not charge any service fees that cause a decrease in the card balance. Revenues from unredeemed balances on cards are estimated and recognized when the likelihood of the card being redeemed by the customer is remote (“card breakage income”), based on an aging of card balances and historical evidence of redemption rates. The Company determines the likelihood of redemption to be remote for cards due to, among other things, long periods of inactivity and change in customer behavior as part of the normal accounting processes performed each reporting period. Based on historical information, including the historical redemption patterns experienced by payment solution during its pre-acquisition period, the Company determines the likelihood of a card remaining unredeemed 12 months after the card is issued and recognizes breakage income accordingly. Card breakage income is included in revenue in the Company’s consolidated statements of operations.

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred. The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on Management’s judgment on how long the core technology and functionality serves the internal needs and customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Freight Costs — The Company reflects the cost of shipping its products to customers as a cost of revenue. Reimbursements received from customers for freight costs are recognized as product revenue.

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The carrying value of net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided to reduce the deferred tax asset to an amount that is more likely than not to be realized. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the Company’s effective tax rate. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. See Note 11 below for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, performance share awards, employee stock purchase plan, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock options award that is ultimately expected-to-vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. See Note 4 below for further information regarding the Company’s stock-based compensation assumptions and expenses.

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and recognizes expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Defined Benefit Pension Plans — The Company records pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations. These valuations reflect key assumptions determined by management, including the discount rate and expected long-term rate of return on plan assets. The expected long-term rate of return assumption considers the asset mix of the plans’ portfolios, past performance of these assets, the anticipated future economic environment and long-term performance of individual asset classes, and other factors. Material changes in pension costs and in benefit obligations may occur in the future due to experience different than assumed and changes in these assumptions. Future benefit obligations and annual pension costs could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. The Company measures defined benefit plan assets and obligation in accordance with ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”) and plan assets are presented net of benefit obligations in the consolidated financial statements.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash and cash equivalents in money market funds with high-quality institutions and, therefore, bears minimal risk. The Company primarily sells its products to customers in the U.S., Asia and Europe. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2012 and 2011. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation of net loss per share in the loss periods as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last three fiscal years, shares issuable under stock options are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Comprehensive Loss — ASU No. 2011-05, Comprehensive Income, ASC Topic 200, Presentation of Comprehensive Income requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive loss for the years ended December 31, 2012, 2011 and 2010 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments and unrealized loss/gain on defined pension plans which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recognized a currency gain (loss) gain of $0.3 million in 2012, $(0.4) million in 2011 and $(0.2) million in 2010.

Recent Accounting Pronouncements and Accounting Changes

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02’). The updated accounting standard is an amendment to ASU 2011-12, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other, ASC Topic 350, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-30. The intent of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis to determine whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30. Previous guidance in ASC Topic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The amendments in the ASU provides an entity the option not to calculate the fair value of an indefinite-lived intangible asset annually if the entity determines that it is not more likely than not that the asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal year beginning after September 15, 2012. Early adoption is permitted. The Company adopted the provisions of ASU 2012-02 during the fourth fiscal quarter of 2012. The adoption of ASU 2012-02 did not have any significant impact as the Company currently has no indefinite-lived intangible assets.

2. Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares and thereby obtained control of payment solution AG, a company organized under the laws of Germany (“payment solution”). The acquisition was made pursuant to the terms and conditions contained in Share Exchange Agreements, each dated January 30, 2012, and entered into individually with 18 selling shareholders of payment solution (the “Selling Shareholders”) in Germany and Switzerland. In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding common stock, to the Selling Shareholders, having a value of approximately $3.0 million. Mountain Partners AG, a significant stockholder of the Company, was a Selling Shareholder and held approximately 10.0% of payment solution. Daniel Wenzel, a director of the Company, is an affiliate of Mountain Partners AG. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its common stock to the Selling Shareholder, having a value of approximately $1.2 million. The shares were issued to qualified investors outside the United States in reliance on the exemption provided by Regulation S under the U.S. Securities Act of 1933 from the registration requirements of such Act, as well as comparable exemptions under applicable foreign securities laws.

The Company acquired payment solution to expand its capabilities and participation in the electronic payment market, which the Company has identified as a target area for growth. payment solution is a German-based provider of integrated cashless payment solutions for sports stadiums, arenas, theme parks and other venues for leisure and entertainment throughout Europe, and serves a number of professional football stadiums under an operator contract model. payment solution’s systems enable consumers at sporting and similar events to make quick, cashless payments for food, beverages and merchandise using contactless smart cards.

The payment solution acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so relied in part upon a third-party valuation report to measure the purchase consideration, identifiable intangible assets acquired and fair value of loss contracts. During the fourth quarter of 2012, the Company finalized the measurement of identifiable acquired assets and assumed liabilities and as a result, the amounts of such assets and liabilities and the resulting goodwill and deferred income tax have changed as compared to the provisionally reported amounts in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The following table summarizes the final fair value of total consideration transferred for payment solution controlling and noncontrolling interests, the total fair value of net identifiable liabilities acquired at the payment solution acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$3,041
Fair value of total consideration transferred	3,041
Fair value of noncontrolling interest	2,131

Fair value of controlling and noncontrolling interest	5,172
Fair value of net identifiable liabilities acquired	8,083

Goodwill	$13,255

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

The following table summarizes the final fair value of the assets acquired and liabilities assumed at the payment solution acquisition date. The fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates.

Assets acquired and liabilities assumed as of January 30, 2012 (in thousands):

Cash and cash equivalents	$572
Accounts receivable	303
Inventory	34
Property and equipment	1,955
Other current assets	287
Accounts payable	(1,746)
Liabilities to related party	(432)
Liability for unclaimed consumer cards	(5,800)
Financial liabilities	(5,239)
Other accrued expenses and liabilities	(951)
Unfavorable contracts subject to amortization	(538)
Intangible assets subject to amortization
Customer relationships	1,323
Developed technology	2,023
Trade names	542
Contract backlog	344
Deferred tax liabilities in connection with acquired intangible assets	(760)

Fair value of payment solution net identifiable liabilities acquired	$(8,083)

Intangible assets of approximately $4.2 million consist of customer relationships, developed technology, trade names and contract backlog. Customer relationships relate to payment solution’s ability to sell existing, in-process and future versions of its products to its existing customers. Developed technology relates to payment solution’s technology that currently generates revenue. Trade names represent future value to be derived associated with the use of existing trade names. Contract backlog represents future revenue to be derived from confirmed contracts. Customer relationships, developed technology and contract backlog were valued using the Multiperiod Excess Earnings Method (“MPEEM”) and the Profit Split methodology based on discounted cash flows (“DCF”). Trade names were valued using the relief from royalty method based on DCF. Unfavorable contracts of approximately $0.5 million consist of one unfavorable loan contract with a shareholder and various unfavorable equipment financing contracts with a shareholder. The unfavorable loan contract relates to a contract to purchase equipment and finance working capital requirements with an interest rate above the current market rate and unfavorable equipment financing contracts relate to equipment financing with interest rates that were above current market rates. Both unfavorable loan and equipment financing contracts are measured using a differential cash flow method. A discount rate of 14% was used to value developed technology, trade names, unfavorable loan contracts and unfavorable equipment financing contracts; a discount rate of 16% was used to value customer relationships; and a discount rate of 10% was used to value contract backlog. The discount rate used in the present value calculation was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The intangible assets and unfavorable contracts are subject to amortization and the Company expects to amortize these intangible assets and unfavorable contracts over their expected useful lives of approximately four to ten years.

Of the total purchase consideration, $13.3 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the payment solution acquisition is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the payment solution acquisition will be deductible for income tax purposes. As noted in Note 8 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its accounting policy and recorded an impairment charge in its consolidated financial statements during 2012. Refer to Note 8, Goodwill and Intangible Assets, for further information.

The Company incurred $0.2 million of acquisition-related costs that were expensed in the year ended December 31, 2012. These costs are included as part of general and administrative costs in the consolidated statements of operations.

The amounts of revenue and earnings of payment solution included in the Company’s consolidated statements of operations from the payment solution acquisition date through December 31, 2012 are as follows (in thousands):

Revenues	$3,835
Net loss	$4,676

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

The fair value of the consideration transferred, which included contingent consideration, was determined to be $3.4 million at the polyright acquisition date. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2012, there were significant reductions in the forecast for polyright and the $0.3 million in contingent consideration for the earn-out liability recognized as of the acquisition date was determined to be no longer a reasonable estimate based on the revised forecasts. As a result of the revised forecast, the earn-out liability was reduced to $0.1 million in accordance with ASC 480 as of June 30, 2012. The re-measurement of contingent consideration is reflected as an operating expense/(income) in the consolidated statements of operations. Refer to Note 3, Fair Value Measurements, for further information. During the six months ended December 31, 2012, the Company settled the earn-out liability by issuing 56,834 shares of common stock to the sellers of polyright. As of December 31, 2012, the earn-out liability was zero and there is no future expectation of earn-out payment.

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

The fair value of controlling and noncontrolling interests, including contingent consideration, was determined to be $10.6 million at the idOnDemand acquisition date. The fair value of the contingent consideration is classified as a liability in accordance with ASC 480 because the number of shares to be issued is not fixed. As of June 30, 2012, there were significant reductions in the forecast for idOnDemand and the contingent consideration was determined to be no longer payable due to reduced forecasts. As a result, the earn-out liability of $5.5 million was reduced to zero at June 30, 2012and at December 31, 2012 there is no future expectation of an earn-out payment in accordance with ASC 480. The re-measurement of contingent consideration is reflected as an operating expense/(income) in the consolidated statements of operations. Refer to Note 3, Fair Value Measurements, for further information.

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

Pro forma financial information (unaudited):

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

Pro forma results of operations for the year ended December 31, 2011 and 2010 are as follows (in thousands, unaudited):

	Year Ended December 31,
	2011	2010
Revenues	$106,232	$99,947
Net loss	11,588	$15,091

3. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value: ASC Topic 820 — Fair Value Measurement and Disclosures (“ASC 820”):

•	Level 1 — Quoted prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured and recognized at fair value on a recurring basis have been classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and 2011 and are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market fund deposits	$—	$—	$—	$—	$1,506	$—	$—	$1,506

Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$—	$5,765	$5,765

Money market fund deposits were included in cash and cash equivalents on the Company’s consolidated balance sheet as of December 31, 2011.

Below is the summary of contingent consideration by acquisition (in thousands):

	2012				2011
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
RockWest	$—	$—	$—	$—	$960	$281	$(238)	$—
idOnDemand	21,000	—	(5,463)	—	$21,000	$—	$706	$5,463
polyright	737	(108)	(194)	—	$737	$—	$42	$302

	$21,737	$(108)	$(5,657)	$—	$22,697	$281	$510	$5,765

As discussed in Note 2 above, under the terms of their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as liability and is re-measured each reporting period in accordance with ASC 480. As of June 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the respective acquisition dates for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments, except for $0.1 million related to polyright. As a result, the total earn-out liability of $5.8 million related to the two acquisitions was reduced to $0.1 million in accordance with ASC 480. During the six months ended December 31, 2012, the Company settled the polyright earn-out liability by issuing 56,834 shares of common stock to the sellers of polyright. The contingent consideration of $5.8 million as of December 31, 2011 shown above includes $0.3 million related to the polyright acquisition, of which $0.1 million is included in other accrued expenses and liabilities, and $0.2 million is included in long-term earn-out liability in the consolidated balance sheet. The remaining $5.5 million is related to the idOnDemand acquisition and is shown as long-term earn-out liability in the consolidated balance sheet. The re-measurement of contingent consideration is reflected as an operating expense/(income) in the consolidated statement of operations for the year ended December 31, 2012. During the six months ended December 31, 2012, there were no significant changes in the range of outcomes for the contingent consideration for polyright and idOnDemand and earn-out liability remains zero as of December 31, 2012. Amounts shown in the table above for RockWest refer to contingent consideration related to the acquisition of RockWest Technology Group in April 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s intangible assets are measured at fair value on a nonrecurring basis if impairment is indicated. During the year ended December 31, 2012, intangible assets were measured at fair value resulting in an impairment charge of $24.8 million which was recorded in its consolidated statements of operations. The Company measured the fair value of these assets primarily using discounted cash flow projections. The discounted cash flow projections requires estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 8, Goodwill and Intangibles Assets, for further information. There were no such assets measured at fair value on a non-recurring basis during the year ended December 31, 2011 and December 31, 2010.

As of December 31, 2012 and 2011, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

4. Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2012. Identive’s Board of Directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of Identive’s Board of Directors, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

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

On December 10, 2008, November 16, 2009 and November 15, 2010, the Company and the rights agent entered into amendments to the rights agreement to provide, among other things, that the execution or delivery of the merger agreement with Hirsch Electronics Corporation (“Hirsch”) and the business combination with Bluehill ID, respectively, the public announcement and consummation of the transactions contemplated thereby, and the issuance of shares in the Company’s November 2010 private placement offering would not cause the rights to become exercisable under the purchase agreement. The stockholders right plan expired in November 2012 and has not been renewed.

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

During the year ended December 31, 2012 and 2011, the Company issued zero and 0.4 million shares of its common stock to the warrant holders upon exercise of the warrants as disclosed in the consolidated statements of equity.

Acquisition Warrants

As part of the consideration paid by the Company in connection with the acquisition of Hirsch, the Company issued approximately 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction became exercisable for a period of two years on April 30, 2012. The Company measured the fair value of the warrants using the Black-Scholes option pricing model and determined the fair value to be $1.5 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares.

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2012 and December 31, 2011, the plan automatically reset and a new offering period began on July 1, 2012 and January 1, 2012, respectively. There were 298,241 and zero shares of common stock issued under the ESPP during the years ended December 31, 2012 and 2011, respectively. The following table illustrates the stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the years ended December 31, 2012, 2011and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$36	$21	$—
Research and development	33	31	—
Selling and marketing	66	43	—
General and administrative	47	39	—

Total	$182	$134	$—

As of December 31, 2012, there was $0.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods of eighteen months.

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

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company´s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, Company executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the Company´s executives and key employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan. As of December 31, 2012, a total of 1.0 million shares have been issued pursuant to the 2011 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board of Directors. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through December 31, 2012, a total of 2.6 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Share Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$0	$5	$0
Research and development	10	39	86
Selling and marketing	80	108	290
General and administrative	120	503	1,647

Total	$210	$655	$2,023

Of the total amounts for the years ended December 31, 2012, 2011 and 2010, an amount of $0.2 million, $0.4 million and $1.9 million was accrued for and included in the accrued compensation and related benefits in the consolidated balance sheets as of December 31, 2012, 2011 and 2010, respectively.

Stock Option Plans

The Company’s stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 25% after one year and monthly thereafter; some vesting 100% on the date of grant; some vesting 1/12th per month over one year; some vesting 100% after one year; some vesting monthly over four years; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans.

As of December 31, 2012, an aggregate of approximately 0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.3 million options were outstanding under the 2000 Stock Option Plan, 1.1 million options were outstanding under the 2007 Plan, and 2.5 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the year ended December 31, 2012 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2010	2,487,374	2,345,271	$4.57	$21,736	5.48

Authorized	5,080,000
Granted	(167,947)	69,250	$1.88			98,697	$174,350
Cancelled or Expired	142,850	(596,833)	$7.36
Exercised		(7,500)	$1.50

Balance at December 31, 2010	7,542,277	1,810,188	$3.56	$128,300	4.66

Authorized	4,000,000
Granted	(1,447,980)	820,716	$2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,082)	$7.27
Exercised		(21,001)	$2.36

Balance at December 31, 2011	10,114,332	2,266,821	$2.86	$49,298	5.90

Authorized	—
Granted	(2,447,033)	2,208,110	$1.17			238,923	$419,824
Cancelled or Expired	101,740	(425,959)	$2.85
Exercised

Balance at December 31, 2012	7,769,039	4,048,972	$1.94	$825,309	7.43

Vested or expected to vest at December 31, 2012		3,760,057	$2.00	$700,504	7.27

Exercisable at December 31, 2012		2,387,181	$2.42	$193,096	6.13

The following table summarizes information about options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $ 1.09	755,896	9.64	$0.80	87,262	$0.91
$1.10 - $ 1.20	943,533	9.42	1.20	471,772	1.20
$1.21 - $ 2.40	924,837	6.94	1.97	535,763	2.22
$2.41 - $ 2.91	814,013	6.82	2.58	704,548	2.61
$2.92 - $8.34	610,693	3.16	3.57	587,836	3.60

$0.72 - $8.34	4,048,972	7.43	$1.94	2,387,181	$2.42

For the year ended December 31, 2012, the weighted-average grant date fair value per option for options granted during the year was $1.17. No options were exercised and there were no cash proceeds from the exercise of stock options.

For the year ended December 31, 2011, the weighted-average grant date fair value per option for options granted during the year was $2.53. 21,001 options were exercised and there were cash proceeds of $56,591 from the exercise of stock options.

For the year ended December 31, 2010, the weighted-average grant date fair value per option for options granted during the year was $1.88. 7,500 options were exercised and there were cash proceeds of $11,250 from the exercise of stock options.

The fair value of option grants was estimated by using the Black-Scholes-Merton model with the following weighted-average assumptions for each of the three years ended December 31:

	2012	2011	2010
Risk-free interest rate	0.72%	0.69%	1.58%
Expected volatility	99.73%	102.4%	89%
Expected term in years	4.69	4.24	3.92
Dividend yield	None	None	None

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Volatility: The Company’s computation of expected volatility for the three years ended December 31, 2012 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2012, based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rates: Compensation expense recognized in the consolidated statements of operations for the three years ended December 31, 2012 is based on awards ultimately expected to vest, and reflects estimated forfeitures. ASC 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$12	$15	$14
Research and development	56	12	(14)
Selling and marketing	295	333	222
General and administrative	453	79	330

Stock-based compensation expense, net of income taxes of nil	$816	$439	$552

At December 31, 2012, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.48 years.

Common Stock Reserved for Future Issuance

As of December 31, 2012, the Company has reserved an aggregate of approximately 13.5 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 5.7 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 4.1 million shares are reserved for future issuance pursuant to outstanding options under all stock options and incentive plans, 1.7 million shares are reserved for future issuance under the ESPP and approximately 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of December 31, 2012, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of December 31, 2012, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with its November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch.

As of December 31, 2012, the Company has reserved an aggregate of approximately 6.8 million shares of common stock for future issuance for the contingent consideration in connection with its acquisition of idOnDemand and polyright, consisting of approximately 6.6 million shares and approximately 0.2 million shares, respectively.

5. Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2012, 2011, and 2010, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. The total number of shares excluded from diluted loss per share relating to these securities was 1,944,429 for the year ended December 31, 2012, 2,181,441 for the year ended December 31, 2011 and 2,675,297 for the year ended December 31, 2010.

6. Inventories

The Company’s inventories are stated at the lower of cost, or market. Inventories consist of (in thousands):

	December 31
	2012	2011
Raw materials	$4,002	$4,243
Work in progress	248	160
Finished goods	4,642	4,860

Total	$8,892	$9,263

7. Property and Equipment

Property and equipment, net consists of (in thousands):

	December 31
	2012	2011
Land	$282	$276
Building and leasehold improvements	1,988	2,001
Furniture, fixture and office equipment	5,067	5,755
Machinery	9,789	5,255
Software	1,812	1,299

Total	18,938	14,586
Accumulated depreciation	(10,046)	(7,887)

Property and equipment, net	$8,892	$6,699

The Company recorded depreciation expense, including amortization expense on capitalized leased assets, in the amount of approximately $2.3 million, $1.5 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. A net increase of $2.1 million in accumulated depreciation from 2011 to 2012 is due to depreciation expense of $2.3 million recorded during the year and $0.1 million change in foreign exchange rates between the balance sheet dates, offset by net disposal of fully depreciated assets of $0.3 million.

8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of December 31, 2012 and 2011 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2010	$47,306	$38,135	$9,171
Goodwill acquired during the period	10,978	10,978	—
Goodwill measurement period adjustment	118	—	118
Currency translation adjustment	642	365	277

Balance at December 31, 2011	59,044	49,478	9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill impairment during the period	(27,084)	(18,712)	(8,372)
Goodwill measurement period adjustment	297	297	—
Currency translation adjustment	55	$16	$39

Balance at December 31, 2012	$45,270	$44,037	$1,233

The gross amount of goodwill as of December 31, 2012 and 2011 was $72.4 million and 59.0 million, respectively and accumulated goodwill impairment amount of $27.1 million and zero, respectively. During the year ended December 31, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. During the year ended December 31, 2011, the Company recorded goodwill of $11.0 million in connection with its acquisitions of idOnDemand and polyright. In addition, the Company also adjusted goodwill by $0.3 million and $0.1 million in connection with its acquisitions of payment solution and Smartag as a measurement period adjustment during the year ended December 31, 2012 and 2011, respectively. Of the total goodwill, a certain amount is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performed its annual impairment test for all reporting units on December 1, 2012 and 2011 and concluded that there was no impairment to goodwill during the year ended December 31, 2012, other than the impairment identified in our interim assessment as discussed below, and there was no impairment as of December 31, 2011.

Beginning in May 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value. In addition, during the second quarter of 2012, the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in the demand for the Company’s offerings. As a result, the Company reduced its forecasted revenue, gross margin and operating profit for future periods. These factors are considered indicators of potential impairment under the Company’s critical accounting policy, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to decline in the Company’s market capitalization that occurred after the filing of its 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Prior to its goodwill impairment test, the Company first tested its long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge in its consolidated statements of operations. The Company then performed its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company determined that it had six reporting units consisting of Hirsch, ID Solutions (formerly known as Multicard), payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. The Company calculated the fair value of the reporting units using a combination of the market and income approaches and in doing so relied in part upon an independent third-party valuation report. The market approach estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the idOnDemand, Transponder and ID Solutions reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine the implied fair value of goodwill and compare it to the carrying amount of that goodwill to determine impairment loss.

During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets, and in doing so relied in part upon an independent third-party valuation report. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and ID Solutions reporting units was impaired and recorded an impairment charge of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25-1 year	1-2 years	12 years	6-15 years	4-15 years	1-10 years and Indefinite	Total

Balance at December 31, 2010	$724	$—	$—	$5,462	$22,742	$9,221	$38,149
Acquired as a part of idOnDemand acquisition	17	300	790	2,700	390	60	4,257
Acquired as a part of polyright acquisition	246	—	—	—	1,290	—	1,536
Currency translation adjustment	(39)	—	—	8	373	86	428

Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	3	—	—	(104)	(176)	(45)	(322)

Balance at December 31, 2012	$277	$—	$—	$4,600	$10,732	$570	$16,179

Accumulated Amortization
Balance at December 31, 2010	(718)	—	—	(595)	(2,970)	(1)	(4,284)
Amortization expense	(235)	(120)	(44)	(715)	(2,946)	(37)	(4,097)
Currency translation adjustment	5	—	—	15	(8)	—	12

Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(72)	(90)	(33)	(695)	(2,055)	(332)	(3,277)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(10)	—	—	—	45	(2)	33

Balance at December 31, 2012	$(71)	$—	$—	$(1,125)	$(2,816)	$(285)	$(4,297)

Intangible Assets, net at December 31, 2012	$206	$—	$—	$3,475	$7,916	$285	$11,882

Intangible Assets, net at December 31, 2011	$—	$180	$746	$6,875	$18,871	$9,329	$36,001

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

As noted above, beginning in May 2012, the Company experienced a significant decline in its stock price and during the 2012 second quarter experienced deterioration in its demand outlook as a result of macroeconomic uncertainty. Consequently, the Company performed an interim goodwill impairment analysis as of June 30, 2012. In conjunction with its goodwill impairment test, the Company also performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss and in doing so relied in part upon an independent third-party valuation report. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value. Accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge of $24.8 million in its consolidated statements of operations during the year ended December 31, 2012.

Intangible assets of $36.0 million as of December 31, 2011 included intangible assets of $9.3 million that were not subject to amortization. The Company had performed its annual impairment test for intangible assets with indefinite useful lives in accordance with its accounting policy as of December 1, 2011 and concluded that there was no impairment to unamortizable intangible assets during the year ended December 31, 2011. As of June 30, 2012, the Company evaluated the reasonableness of useful lives of its indefinite-lived intangible assets and determined that these assets’ useful lives are no longer indefinite. As a result, the Company began amortizing these assets over their useful lives. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The impairment charge of $24.8 million above includes $8.7 million related to intangible assets which were classified as indefinite-lived intangible assets as of December 31, 2011. The Company evaluated its amortizable intangible assets for impairment in accordance with its accounting policy as of December 31, 2012 and 2011 and concluded that no indicators of impairment existed during the years then ended. The Company expects to recover the remaining balance of identified intangible assets of $11.9 million at December 31, 2012.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousand):

	Year Ended December 31
	2012	2011	2010
Cost of revenue	$890	$1,114	$1,113
Selling and marketing	2,387	2,983	2,526

Total	$3,277	$4,097	$3,639

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year ending December 31:
2013	$1,457
2014	1,076
2015	1,043
2016	997
2017	997
Thereafter	6,312

Total	$11,882

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

The final payment to Secure Networks was due on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. Hirsch’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore the amount is classified as long-term liability.

The Company recognized $0.7 million, $0.8 million and $0.8 million of interest expense for the interest accreted on the discounted liability amount during the years ended December 31, 2012, 2011 and 2010, respectively, which is included as a component of interest expense, net in its consolidated statements of operations.

The payment amounts for related party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

Year ending December 31:
2013	$1,096
2014	1,130
2015	1,176
2016	1,223
2017	1,272
Thereafter	4,616
Present value discount factor	(3,239)

Total	$7,274

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $21,000 during year ended December 31, 2012 which is included as a component of interest expense, net on the consolidated statements of operations. As of December 31, 2012, approximately $0.5 million was outstanding under the loan, which is shown as a current liability on the consolidated balance sheet.

10. Financial Liabilities

	December 31, 2012	December 31, 2011
Current liabilities:
Secured note	$2,404	$—
Acquisition debt note	418	829
Equipment financing liabilities	973	—
Bank loan	428	—
Bank line of credit	253	—
Mortgage loan payable to bank	56	55

Total current liabilities	$4,532	$884

Non-current liabilities:
Secured note	$6,167	$—
Acquisition debt note	—	423
Equipment financing liabilities	1,619	—
Bank loan	1,284	—
Mortgage loan payable to bank	725	766

Total non-current liabilities	$9,795	$1,189

Total	$14,327	$2,073

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The obligations of the Company under the Loan Agreement and the Secured Note are secured by substantially all assets of the Company (“Collateral”). The Company received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. The issuance costs were accounted for in accordance with ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). Amongst others, the Loan Agreement requires the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the lender may, at its option, do any of the following including, accelerate and demand payment of all or any part of the secured obligations together with a prepayment charge, declare all obligations immediately due and payable, and release, hold, sell, lease, liquidate, collect, realize upon, or otherwise dispose of all or any part of the collateral and the right to occupy, utilize, process and commingle the collateral. The agreement also provides for definitions and construction of the loan agreement, terms of payment, conditions of loans, creation of security interest, representations and warranties, affirmative and negative covenants, events of default, and the lender’s rights and remedies. In addition, under the terms of the Loan Agreement, the Company and its subsidiaries are restricted in their ability to declare or pay cash dividends or to make cash distributions, except that the Company’s subsidiaries may pay dividends and make distributions to the Company. The Loan Agreement provides that, subject to the terms and conditions contained therein (including compliance with financial covenants), beginning October 1, 2013 and continuing until December 31, 2013 the Company may request an additional advance in an aggregate amount up to $2.5 million. After full drawdown of the $10.0 million term loan, the Company has the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender. The Secured Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013. In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Notes subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of approximately $237,000 during the year ended December 31, 2012. As of December 31, 2012, approximately $8.6 million was outstanding under the Secured Note, of which approximately $2.4 million was shown as a current liability on the consolidated balance sheet. From the Loan Agreement date through December 31, 2012, the Company was in compliance with all covenants. The Company and the Lender entered into an amendment to the Loan Agreement, on March 5, 2013, that reduced the monthly EBITDA requirement for the period January 1, 2013 through May 31, 2013.

Acquisition Debt Note

In connection with its acquisition of Smartag in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $51,000, $134,000 and $3,000 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, approximately $0.4 million and approximately $1.3 million, respectively was outstanding under the debt note, of which approximately $0.4 million and approximately $0.8 million, respectively was shown as a current liability on the consolidated balance sheets.

Other Obligations

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank.

The equipment financing liabilities in connection with its acquisition of payment solution are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution was obligated to pay a quarterly sum of approximately $0.2 million in principal and interest during 2012. The repayments increase to approximately $0.3 million per quarter in 2013, with a final payment of approximately $0.8 million in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $0.4 million during the year ended December 31, 2012.

The bank loan with Kreditbank fuer Wiederaufbau, Germany (KFW) in connection with its acquisition of payment solution is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of approximately $0.2 million during the year ended December 31, 2012.

Of the total amount of $0.3 million revolving line of credit $0.1 million is related to the acquisition of payment solution which is guaranteed by a former executive of payment solution. The advances on the revolving line of credit accrue interest at a base rate of 6.25% up to 7.54%, payable quarterly. Any advances over the limit will accrue interest at 15.95%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense on the line of credit of approximately $11,000 during the year ended December 31, 2012.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100% owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,600 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $310,000. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $55,000, $84,000 and $71,000 during the year ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011 approximately $0.8 million and $0.8 million, respectively was outstanding under the mortgage loan. There was no balance outstanding under the revolving line of credit as of December 31, 2012 and 2011.

The following table summarizes the Company’s financial obligations for the next five years as of December 31, 2012:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Secured note	$2,404	$3,334	$2,833	—	—	—	$8,571
Acquisiton debt note	418	—	—	—	—	—	418
Equipment financing liabilities	973	1,619	—	—	—	—	2,592
Bank loan (KFW)	428	342	342	342	258	—	1,712
Mortgage loan payable to bank	56	56	56	56	56	501	781
Bank line of credit	253	—	—	—	—	—	253

Total	$4,532	$5,351	$3,231	$398	$314	$501	$14,327

11. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2012	2011	2010
Loss from continuing operations before income taxes and noncontrolling interest:
U.S.	$(24,546)	$(7,856)	$(3,131)
Foreign	(35,846)	(3,691)	(7,563)

Loss from continuing operations before income taxes and noncontrolling interest	$(60,392)	$(11,547)	$(10,694)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2012	2011	2010
Deferred:
Federal	$2,970	$2,098	$341
State	21	—	250
Foreign	3,743	(115)	(45)

	$6,734	$1,983	$546

Current
Federal	$83	$(173)	$(166)
State	241	(91)	22
Foreign	(234)	(393)	(102)

Total current	90	(657)	(246)

Total benefit (provision) for income taxes	$6,824	$1,326	$300

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Allowances not currently deductible for tax purposes	$3,786	$4,557
Net operating loss carryforwards	46,840	44,502
Accrued and other	2,853	397

	53,479	49,456
Less valuation allowance	(47,951)	(43,372)

	5,528	6,084
Deferred tax liability:
Depreciation and amortization	(4,723)	(9,202)
Other	(925)	(2,976)

Net deferred tax liability	$(120)	$(6,094)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

A valuation allowance of $48.0 million and $43.4 million at December 31, 2012 and December 31, 2011, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisitions of Hirsch and Bluehill ID, which are not deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities.

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $54.7 million for federal, $34.3 million for state and $106.9 million for foreign income tax purposes. The Company’s loss carryforwards began to expire in 2009, and will continue to expire through 2031 if not utilized.

The Tax Reform Act of 1986 (the “Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company completed its acquisition of Bluehill ID on January 4, 2010 which resulted in a stock ownership change as defined by the Act. This transaction resulted in limitations on the annual utilization of federal and state net operating loss carryforwards. As a result, the Company reevaluated its deferred tax assets available under the Act. The loss carryforward amounts, excluding the valuation allowance, presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Act. Since the valuation allowance was recorded primarily against the loss carryforwards, this limitation did not result in an impact to the Company’s consolidated statements of operations for the year ended December 31, 2010.

The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	December 31,
(In thousands)	2012	2011	2010
Income tax expense (benefit) at statutory federal tax rate of 34%	$(20,533)	$(3,926)	$(3,635)
Acquisition adjustments	37	241	176
State taxes, net of federal benefit	(173)	(199)	(286)
Foreign taxes benefits provided for at rates other than U.S. statutory rate	8,679	1,763	2,717
Change in valuation allowance	862	726	252
Goodwill impairment	3,828	0	220
Permanent differences	871	(52)	317
Other	(395)	121	(61)

Total (benefit) provision for income taxes	$(6,824)	$(1,326)	$(300)

With the exception of one subsidiary for which the Company has recorded a deferred tax liability, the Company has no present intention of remitting undistributed retained earnings of any of its other subsidiaries. Accordingly, the Company has not established a deferred tax liability with respect to undistributed earnings of these other foreign subsidiaries. At December 31, 2012, this foreign subsidiary subject to repatriation had approximately $0.1 million of undistributed earnings and cash and cash equivalents of approximately $0.1 million, and a deferred tax liability of $28,000 for the U.S. tax impact of the repatriation of these earnings was recorded.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The determination and presentation of the amount of such temporary differences as of December 31, 2012, is not practicable because of complexities of the hypothetical calculation.

The Company applies the provisions of, and accounted for uncertain tax positions in accordance with ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2012	2011	2010
Balance at January 1	$2,625	$2,490	$2,449
Additions based on tax positions related to the current year	212	0	0
Additions for tax positions of prior years	624	135	41
Reductions in prior year tax positions due to net operating loss expirations	(942)	0	0
Reductions in prior year tax positions due to completion of audit	(129)	0	0
Other reductions in prior year tax positions	(79)	0	0

Balance at December 31	$2,311	$2,625	$2,490

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months. The reduction to the amount of unrecognized tax benefits during 2012 was primarily due to the expiration of statutes of limitations on tax attributes carried forward for prior years.

As of December 31, 2012, 2011 and 2010, the Company recognized liabilities for unrecognized tax benefits of $2.1 million, $2.0 million and $2.0 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2012, 2011 and 2010. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits, which, if recognized, would affect the tax rate, is $0.1 million, $0.1 million and $0.3 million as of December 31, 2012, 2011 and 2010.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During the fiscal 2012, the Company recorded a reduction to accrued penalties of $46,000 and a reduction to accrued interest of $20,000 related to the unrecognized tax benefits noted above. As of December 31, 2012, the Company has recognized a total liability for penalties of $72,000 and interest of $34,000. During the fiscal 2011, the Company accrued penalties of $14,000 and interest of $30,000 related to the unrecognized tax benefits noted above. As of December 31, 2011, the Company had recognized a total liability for penalties of $54,000 and interest of $118,000. During the fiscal 2010, the Company accrued penalties of $8,000 and recorded a reduction to accrued interest of $7,000 related to the unrecognized tax benefits noted above.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2008. However, if loss carryforwards of tax years prior to 2008 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

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

The Company currently has two reportable business segments, both of which focus on providing secure identification solutions. In the Identity Management segment, the Company offers solutions, systems and services through four operating units: Identity Management & Cloud Solutions, under which the Company offers integrated access control systems and cloud-based credential management solutions; ID Solutions, under which the Company offers customized solutions for identity management, payment and other applications; the Tagtrail near field communication (“NFC”) content management platform; and the payment solution business, which provides card-based payment systems in sports stadiums and other venues. In the ID Products segment, the Company offers secure identification products through two operating units: ID Infrastructure, which provides smart card technology-based readers, terminals and other products and components; and Transponders, which provides radio frequency identification (“RFID”) and NFC inlays and inlay-based tags, labels and cards.

The CODM reviews financial information and business performance for each operating segment and also for the Identity Management and ID Products reportable segment. The Company evaluates the performance of its segments at the total revenue and total gross margin level. The Company does not track revenue by products and services at segment level. The CODM does not review operating expenses or assert information for purposes of assessing performance or allocating resources.

Summary information by segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Identity Management:
Revenues from external customers	$54,149	$56,473	$47,521
Intersegment revenue	26	375	348

Total Identity Management revenue	54,175	56,848	47,869
Elimination of intersegment revenues	(26)	(375)	(348)

Total revenue	$54,149	$56,473	$47,521

Gross profit	$25,176	$25,556	$25,013

Gross profit %	46%	45%	53%
ID Products:
Revenues from external customers	$40,450	$46,235	$37,322
Intersegment revenue	833	5,304	2,078

Total ID Products revenue	41,283	51,539	39,400
Elimination of intersegment revenues	(833)	(5,304)	(2,078)

Total revenue	$40,450	$46,235	$37,322

Gross profit	$13,260	$17,246	$12,345

Gross profit %	33%	37%	33%
Total:
Net revenue	$94,599	$102,708	$84,843
Gross profit	38,436	42,802	37,358
Gross profit %	41%	42%	44%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Americas:
United States	$48,026	$43,277	$45,317
Other	974	477	1,476

Total Americas	49,000	43,754	46,793

Europe:
Germany	20,819	31,132	22,278
Other	10,637	11,039	7,546

Total Europe	31,456	42,171	29,824

Asia-Pacific:
Singapore	9,257	10,656	4,983
Other	4,886	6,127	3,243

Total Asia-Pacific	14,143	16,783	8,226

Total	$94,599	$102,708	$84,843

No customers exceeded 10% of total revenue for 2012, 2011 or 2010. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2012 or 2011.

The Company tracks assets by physical location. Long-lived assets by geographic location as of December 31, 2012, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2012	2011	2010
Property and equipment, net:
Americas:
United States	$1,071	$655	$373
Other	1	1	38

Total Americas	1,072	656	411

Europe:
Germany	3,378	2,190	2,022
Netherlands	1,123	1,176	1,298
Other	412	604	375

Total Europe	4,913	3,970	3,695

Asia-Pacific
Singapore	2,799	1,964	1,122
Other	108	109	145

Total Asia-Pacific	2,907	2,073	1,267

Total	$8,892	$6,699	$5,373

13. Defined Benefit Plans

The Company assumed sponsorship of two statutory pension plans in Switzerland as part of the BlueHill ID acquisition on January 4, 2010, and assumed sponsorship of another Swiss statutory pension plan as part of the polyright SA acquisition on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a minimum guaranteed interest rate, which is annually defined by the Swiss Federal Council and reviewed every two years. Under U.S. GAAP, these plans are treated as defined benefit plans. The Company measures the defined benefit plan assets and obligations in accordance with ASC 715. As of December 31, 2012 and 2011, the assets of the qualified plans included old-age savings and cash account balances held at the private insurance companies.

The net periodic pension cost (income) for the Company’s pension plans includes the following components for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Service cost	$495	$133	$63
Interest cost	124	63	67
Expected return on plan assets	(127)	(49)	(56)
Amortization of actuarial loss	7	0	0
Amortization of prior service costs	16	13	0
Amortization of transition obligation	52	0	0

Net periodic pension cost	567	160	74

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service costs arising during the period	120	0	123
Current year actuarial (gain) loss	(68)	143	21
Amortization of actuarial loss	(7)	0	0
Amortization of prior service costs	(16)	(13)	0
Amortization of transition obligation	(52)	0	0

Total (gain) loss recognized in other comprehensive loss	(23)	130	144

Total recognized in net periodic pension cost (income) and other comprehensive loss	$544	$290	$218

The Company expects to record pension cost of approximately $0.4 million for fiscal 2013.

Approximately $0.1 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2013 relating to the company’s pension plans.

The funded status and the amounts recognized in the consolidated balance sheets for the Company’s pension plans are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,070	$2,320
Service cost	495	133
Interest cost	124	63
Actuarial (gain) loss	(20)	120
Acquisitions	—	3,472
Prior service cost	120	0
Employee contribution	243	37
Benefits paid	(2,105)	(75)

Projected benefit obligation at end of year	$4,927	$6,070

Change in plan assets:
Fair value of plan assets at beginning of year	$4,892	$1,970
Actual (loss) return on plan assets	175	27
Employee contribution	243	37
Employer contribution	269	37
Acquisitions	—	2,896
Benefits paid	(2,105)	(75)

Fair value of plan assets at end of year	$3,474	$4,892

Funded status, end of year:
Fair value of plan assets	$3,474	$4,892
Benefit obligations	4,927	6,070

Funded status (Deficit) at end of year	$(1,453)	$(1,178)

Amounts recognized in the balance sheet:
Current liability	—	—
Noncurrent liability	(1,453)	(1,178)

Amount recognized at end of year	$(1,453)	$(1,178)

Changes in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$261	$144
Net amount recognized in other comprehensive loss	(23)	130
Foreign exchange impact	(6)	(13)

Accumulated other comprehensive loss at end of year	$232	$261

Accumulated benefit obligation at end of year	$4,668	$5,584

The changes in accrued benefit asset/(liability) in the consolidated balance sheets are as follows:

(In thousands)	December 31, 2012	December 31, 2011
Accrued benefit asset (liability) at beginning of year	$(1,178)	$(350)
Acquisition	0	(575)
Employer contributions made during the year	269	37
Net periodic benefit (cost) income for the year	(567)	(160)
Net (increase) decrease in accumulated other comprehensive loss	23	(130)

Accrued benefit asset (liability) at end of year	$(1,453)	$(1,178)

Assumptions used in accounting for the Company’s pension plans for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2012	12/31/2011	12/31/2010
Discount rate	1.90%	2.25%	2.75%
Rate of compensation increase	1.50%	1.50%	1.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	12/31/2012	12/31/2011	12/31/2010
Discount rate	1.90%	2.25%	2.75%
Expected return on plan assets	1.90%	2.50%	2.50%
Rate of compensation increase	1.50%	1.50%	1.50%

In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets’ historical actual returns, targeted asset allocations, and the anticipated future economic environment and long-term performance of individual asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management’s best estimate of the long-term prospective return.

The Company expects to contribute $0.2 million to its defined benefit pension plans in 2013. The estimated future benefit payments by year based on expected future service, as appropriate, are as follows:

(In thousands)	2013	2014	2015	2016	2017	2018-2022
Expected benefit payments	$19	$19	$44	$49	$49	$306

14. Other Financial Information

Restructuring

In each of the years 2012 and 2010, the Company implemented a restructuring plan (the “Restructuring Plan”) in an effort to align its business operations with current market and macroeconomic conditions. 2012 Restructuring Plan included a worldwide workforce reduction and restructuring of certain business functions. 2010 Restructuring Plan included a worldwide workforce reduction, restructuring of certain business functions and the closure of certain facilities. The Company incurred restructuring charges of $0.3 million and $0.3 million associated with its respective Restructuring Plans during the 12 months ended December 31, 2012 and 2010, respectively. All restructuring actions related to 2012 Restructuring Plan were completed in the fourth quarter of 2012.

Discontinued Operations

During 2003, the Company completed two transactions to sell its retail Digital Video and Digital Media Reader business. During 2006, the Company completed the sale of substantially all the assets and some of the liabilities associated with its Digital TV solutions business. The gain from discontinued operations in 2010 was mainly related to changes in estimates for lease commitments and termination of its lease agreement for premises leased in the UK and the U.S.

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

16. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2012 expire at various dates during the next five years.

The Company recognized rent expense of $2.2 million, $2.0 million and $2.2 million in its consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of December 31, 2012:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2013	$2,283	$8,816	$676	$11,775
2014	1,304	74	4	1,382
2015	603	—	—	603
2016	482	—	25	507
2017	402	—	—	402
Thereafter	29	—	—	29

	$5,103	$8,890	$705	$14,698

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

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2012 and 2011:

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30(1)(2)	September 30(1)	December 31
2012:
Net revenues	$21,206	$23,856	$22,945	$26,592
Gross profit	8,738	9,600	9,720	10,378
Loss from operations	(6,714)	(43,281)	(8,191)	(786)
Consolidated net loss	(6,606)	(38,840)	(8,591)	469
Net loss attributable to Identive Group, Inc. stockholders’ equity	(6,229)	(36,371)	(7,913)	177
Basic and diluted loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.11)	$(0.61)	$(0.13)	$0.00
Weighted average shares used to compute basic and diluted loss per share:	58,599	59,686	60,033	60,165

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30(1)	September 30(1)	December 31
2011:
Net revenues	$22,420	$25,612	$26,752	$27,924
Gross profit	9,380	10,214	11,830	11,378
Loss from operations	(2,043)	(2,974)	(3,026)	(2,319)
Consolidated net loss	(1,883)	(1,639)	(3,919)	(2,780)
Net loss attributable to Identive Group, Inc. stockholders’ equity	(1,862)	(1,557)	(3,686)	(2,648)
Basic and diluted loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Weighted average shares used to compute basic and diluted loss per share:	47,741	52,001	57,579	57,574

(1)	Prior to June 30, 2012, re-measurement of contingent consideration was primarily a result of passage of time (reduced impact of discounting) and was included in general and administration expenses in the consolidated statements of operations. In its Form 10-Q filings for the second and third quarters of 2012, the Company classified the re-measurement of contingent consideration as a non-operating item. In connection with the preparation of its annual financial statements and fourth quarter results for the year ended December 31, 2012, the Company reconsidered its position and determined that the re-measurement of contingent consideration should be presented as part of operating expenses/income in the Company’s consolidated statements of operations. As a result, approximately $6.1 million and $0.2 million reported in the Company’s Form 10-Q for the three months ended June 30, 2012 and 2011, respectively, were reclassified from non-operating to operating expenses/income. In addition, approximately zero and $0.4 million reported in the Company’s Form 10-Q for the three months ended September 30, 2012 and 2011, respectively was reclassified from non-operating to operating expenses/income. This change in presentation did not have any impact on the consolidated net loss as reported in the Company’s second and third quarter financial statements for 2012 and 2011. The Company will also include the restated second and third quarter results (as presented in the table above) in its second and third quarter 2013 Form 10-Q filings.

(2)

In connection with the preparation of its annual financial statements and fourth quarter 2012 results, the Company determined that the income tax benefit related to its impairment of certain intangible assets as reported for the second quarter of 2012 was misstated. Impairment charges recorded in the 2012 second quarter reduced the need for a valuation allowance against net operating losses that were projected to offset additions to taxable income for the non-deductible charges. An income tax benefit of approximately $5.5 million should have been recorded in the Company’s Form 10-Q for the quarter ended June 30, 2012 . As a result, consolidated net loss was overstated by approximately $5.5 million during such period. The Audit Committee of the Board of Directors, after reviewing the matter with management, has concluded that the required adjustment to the Company’s second quarter financial statements is not material because of the size of the overall net loss recorded in the period. The Company will include the restated second quarter results (as presented in the table above) in its second quarter 2013 Form 10-Q as well.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2012, as required in Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures of the Company that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, management, including the CEO and CFO, concluded that as of December 31, 2012, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

A control system, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

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

Management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2012. In making the assessment of internal control over financial reporting, management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the following material weakness:

Inadequate design of controls related to financial statement close process — Management determined that the Company’s design and operating effectiveness of controls over the financial statement close process related to the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements was inadequate. Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions. This material weakness created a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

Remediation of Material Weaknesses

As previously reported in Part II, Item 9A. “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2011. As disclosed in its quarterly reports on Form 10-Q for the first three quarters of 2012, the Company has developed and began implementing its remediation plans to address these material weaknesses. As of December 31, 2012, the Company has implemented and executed its remediation plans related to the revenue recognition material weakness and such remediation plans were successfully tested. As a result, material weakness related to revenue recognition was deemed remediated as of December 31, 2012. However, because certain other remedial actions have only recently been undertaken and in light of the material weakness identified above, the prior material weakness with regard to our process of ensuring effective oversight and review of complex and non-routine transactions has not been fully remediated. In particular, we continue to improve our policies relating to internal controls over financial reporting, including, increased level of accounting and reporting oversight and controls at the corporate level. We expect to complete the implementation of remediation measures, and as a result remediate the existing material weaknesses described above, in the first half of 2013.

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

Changes in Internal Control over Financial Reporting

Other than the items noted above, we made no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto above.

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Deferred tax assets valuation allowances
Year ended December 31, 2010	40,846	1,733	—	42,579
Year ended December 31, 2011	42,579	794	—	43,373
Year ended December 31, 2012	43,373	12,132	7,554	47,951
Accounts receivable allowances
Year ended December 31, 2010	866	331	714	483
Year ended December 31, 2011	483	114	329	268
Year ended December 31, 2012	268	239	106	401
Warranty accrual
Year ended December 31, 2010	8	154	—	162
Year ended December 31, 2011	162	60	—	222
Year ended December 31, 2012	222	24	129	117

3. Exhibits

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No. 000-29440).)

2.2	Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 21, 2009 (SEC File No. 000-29440).)

2.3	Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously within Annex A of the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

2.4	Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2010 ( SEC File No. 000-29440).)

2.5	Stock Purchase Agreement, dated April 29, 2011, between Identive Group, Inc. and the Selling Shareholders of idOnDemand, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 4, 2011 (SEC File No. 000-29440).)

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440).)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).)

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

3.5	Amended and Restated Bylaws of Registrant. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No. 000-22689).)

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No. 000-29440).)

4.1	Specimen Registrant’s Common Stock Certificate. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010 (SEC File No. 000-29440).)

4.2	Form of Warrant Certificate issued in connection with the acquisition of Hirsch Electronics. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

4.3	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

4.4	Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No. 000-29440).)

4.5	First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No. 000-29440).)

4.6	Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 16, 2009 (SEC File No. 000-29440).)

4.7	Third Amendment to Rights Agreement, dated as of November 15, 2010, between Identive Group, Inc. and American Stock Transfer and Trust Company (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 25, 2009 (SEC File No. 000-29440).)

10.2	Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (SEC File No. 000-22689).)

10.3	Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No. 000-29440).)

10.4	Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No. 000-29440).)

10.5*	Amended 2007 Stock Option Plan. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009 (SEC File No. 000-29440).)

10.6	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)

10.7	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (SEC File No. 000-29440).)

10.8	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)

10.9	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)

10.10*	Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2010 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.11*	Amendment to Employment Agreement between Identive Services AG and Ayman S. Ashour dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.12*	Amendment to Employment Agreement between Bluehill ID Services AG and Ayman S. Ashour dated September 27, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2012 (SEC File No. 000-29440).)

10.13*	Employment Agreement by and between SCM Microsystems, Inc. and Joseph Tassone, dated February 22, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on February 25, 2010 (SEC File No. 000-29440).)

10.14*	Amendment to Employment Agreement between Identive Group, Inc. and Joseph Tassone dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.15*	Employment Agreement between Bluehill ID AG and John Rogers dated January 5, 2009. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440))

10.16*	Amendment No. 1 to the Employment Agreement between Bluehill ID AG and John Rogers dated March 16, 2010. (Filed previously as an exhibit to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010 (SEC File No. 000-29440).)

10.17*	Amendment to Employment Agreement between Identive Group, Inc. and John S. Rogers dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.18*	Bluehill ID AG Executive Bonus Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8, filed on April 20, 2010 (SEC File No. 333-166181).)

10.19*	Bluehill ID AG Executive Share Option Plan (Filed previously as an exhibit to the Company’s Registration Statement on Form S-8, filed on April 20, 2010 (SEC File No. 333-166181).)

10.20*	Identive Group, Inc. 2010 Bonus and Incentive Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2010 (SEC File No. 000-29440).)

10.21	Form of Subscription Agreement November 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

10.22*	Executive Employment Agreement, dated May 4, 2011, by and between Identive Group, Inc. and Melvin Denton-Thompson (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 5, 2011 (SEC File No. 000-29440).)

10.23*	Amendment to Executive Employment Agreement between Identive Group, Inc. and Melvin Denton-Thompson dated May 3, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 3, 2012 (SEC File No. 000-29440).)

10.24*	Amendment to Executive Employment Agreement between Identive Group, Inc. and Melvin Denton-Thompson dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.25*	2011 Incentive Compensation Plan (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

10.26*	2011 Employee Stock Purchase Plan (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)

Exhibit Number	Description of Document

10.27*	Amended and Restated Executive Employment Agreement, dated December 21, 2011, by and between Identive Group, Inc. and Larry Midland (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 28, 2011 (SEC File No. 000-29440).)

10.28*	Amendment to Employment Agreement between Identive Group, Inc. and Lawrence Midland dated May 29, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.29	Form of Share Exchange Agreement, dated January 30, 2012, between Bluehill ID AG and each selling shareholder (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 3, 2012 (SEC File No. 000-29440).)

10.30*	Amended and Restated Employment Agreement, dated February 16, 2012, by and between Identive Group, Inc. and Dr. Manfred Mueller (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 21, 2012 (SEC File No. 000-29440).)

10.31*	Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.32*	Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated April1, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 4, 2012 (SEC File No. 000-29440).)

10.33*	Amendment to Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.34*	Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 3, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 3, 2012 (SEC File No. 000-29440).)

10.35*	Amendment to Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.36	Loan and Security Agreement entered between Identive Group, Inc. and Hercules Technology Growth Capital, Inc. dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)

10.37	Secured Term Promissory Note dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)

10.38	First Amendment to Loan and Security Agreement dated March 5, 2013 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 7, 2013 (SEC File No. 000-29940).)

14.1	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 28, 2008 (SEC File No. 000-29440).)

21.1 +	Subsidiaries of the Registrant.

23.1 +	Consent of Independent Registered Public Accounting Firm

23.2+	Consent of Independent Registered Public Accounting Firm

31.1 +	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 +	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document

32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management compensatory arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

IDENTIVE GROUP, INC.

By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chief Executive Officer and
Chairman of the Board

March 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/S/ AYMAN S. ASHOUR Ayman S. Ashour	Chief Executive Officer and Chairman of the Board (Principal Executive Officer) and Director	March 19, 2013

/S/ DAVID WEAR David Wear	Chief Financial Officer and Secretary (Principal Financial Officer)	March 19, 2013

/S/ KAMAL KANT GUPTA Kamal Kant Gupta	Vice-President Finance and Corporate Controller (Principal Accounting Officer)	March 19, 2013

/S/ RICHARD A. CLARKE Richard A. Clarke	Director	March 19, 2013

/S/ STEVEN HUMPHREYS Steven Humphreys	Director	March 19, 2013

Phil Libin	Director

/S/ HANS LIEBLER Hans Liebler	Director	March 19, 2013

/S/ LAWRENCE W. MIDLAND Lawrence W. Midland	Director	March 19, 2013

/S/ SIMON TURNER Simon Turner	Director	March 19, 2013

/S/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 19, 2013