Form 10-Q
period 2013-03-31
IDENTIVE GROUP, INC.
filed 2013-05-10
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2013, 62,298,139 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
Products	$16,890	$17,501
Services	4,174	3,705

Total net revenues	21,064	21,206
Cost of revenues:
Products	10,343	10,446
Services	2,550	2,022

Total cost of revenues	12,893	12,468

Gross profit	8,171	8,738

Operating expenses:
Research and development	2,010	2,491
Selling and marketing	5,719	7,008
General and administrative	4,604	5,524
Re-measurement of contingent consideration	—	429

Total operating expenses	12,333	15,452

Loss from operations	(4,162)	(6,714)
Interest expense, net	(687)	(291)
Foreign currency (loss) gain, net	(221)	220

Loss before income taxes and noncontrolling interest	(5,070)	(6,785)
Income tax benefit	114	179

Consolidated net loss	(4,956)	(6,606)
Less: Loss attributable to noncontrolling interest	175	377

Net loss attributable to Identive Group, Inc. stockholders’ equity	$(4,781)	$(6,229)

Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.08)	$(0.11)

Weighted average shares used to compute basic and diluted loss per share	60,233	58,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Consolidated net loss	$(4,956)	$(6,606)
Other comprehensive (loss) income, net of tax of nil:
Unrealized gain on defined benefit plans	19	—
Foreign currency translation (loss) gain	(183)	742

Total other comprehensive (loss) income	(164)	742

Consolidated comprehensive loss	(5,120)	(5,864)
Less: Comprehensive loss attributable to noncontrolling interest	238	417

Comprehensive loss attributable to Identive Group, Inc. stockholders’ equity	$(4,882)	$(5,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	March 31,	December 31,
	2013	2012 (A)
ASSETS
Current assets:
Cash and cash equivalents	$5,485	$7,378
Accounts receivable, net of allowances of $395 and $401 as of March 31, 2013 and December 31, 2012, respectively	15,188	17,261
Inventories	10,498	8,892
Prepaid expenses and other current assets	3,590	3,659

Total current assets	34,761	37,190

Property and equipment, net	9,141	8,892
Goodwill	44,711	45,270
Intangible assets, net	11,439	11,882
Other assets	1,396	1,671

Total assets	$101,448	$104,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,336	$12,926
Liability to related party	1,548	1,552
Liability for consumer cards	5,705	5,811
Financial liabilities	5,046	4,532
Deferred revenue	3,164	2,843
Accrued compensation and related benefits	3,307	3,164
Other accrued expenses and liabilities	7,565	6,490

Total current liabilities	39,671	37,318

Long-term liability to related party	6,063	6,177
Long-term financial liabilities	8,590	9,795
Other long-term liabilities	2,238	2,025

Total liabilities	56,562	55,315

Commitments and contingencies (see Note 13)	—	—
Stockholders’ Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 60,878 and 60,809 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	61	61
Additional paid-in capital	338,227	337,811
Treasury stock, 618 shares as of March 31, 2013 and December 31, 2012, respectively	(2,777)	(2,777)
Accumulated deficit	(290,792)	(286,011)
Accumulated other comprehensive income	1,278	1,379

Total Identive Group, Inc. stockholders’ equity	45,997	50,463
Noncontrolling interest	(1,111)	(873)

Total stockholders’ equity	44,886	49,590

Total liabilities and stockholders’ equity	$101,448	$104, 905

A.	The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2012 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2012 and Three Months Ended March 31, 2013

(unaudited)

	Identive Group, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income	Noncontrolling Interest	Total Equity

(In thousands)	Shares	Amount
Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,675)	$1,777	$1,792	$96,933

Net loss	—	—	—	—	(50,336)	—	(3,232)	(53,568)
Other comprehensive loss	—	—	—	—	—	(398)	(35)	(433)
Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—		(361)	(500)
Issuance of common stock in connection with earn-out agreement	57	—	128	—	—	—	—	128
Issuance of common stock in connection with ESPP	298	1	340	—	—	—	—	341
Issuance of common stock in connection with stock bonus and incentive plans	239	—	420	—	—	—	—	420
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Stock-based compensation expense for stock options	—	—	816	—	—	—	—	816
Stock-based compensation expense for ESPP	—	—	182	—	—	—	—	182

Balances, December 31, 2012	60,809	$61	$337,811	$(2,777)	$(286,011)	$1,379	$(873)	$49,590
Net loss	—	—	—	—	(4,781)	—	(175)	(4,956)
Other comprehensive loss	—	—	—	—	—	(101)	(63)	(164)
Issuance of common stock in connection with ESPP	69	—	56	—	—	—	—	56
Stock-based compensation expense for stock options	—	—	296	—	—	—	—	296
Stock-based compensation expense for ESPP	—	—	64	—	—	—	—	64

Balances, March 31, 2013	60,878	$61	$338,227	$(2,777)	$(290,792)	$1,278	$(1,111)	$44,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,956)	$(6,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(117)	3
Depreciation and amortization	995	1,474
Accretion of interest to related party liability	171	188
Amortization of debt issuance costs	139	—
Interest on financial liabilities	375	99
Re-measurement of contingent consideration	—	429
Stock-based compensation expense	475	504
Pension charges	105	—
Changes in operating assets and liabilities:
Accounts receivable	1,833	630
Inventories	(1,761)	(942)
Prepaid expenses and other assets	171	53
Accounts payable	792	818
Liability to related party	(272)	(263)
Deferred revenue	367	1,181
Accrued expenses and other liabilities	1,220	51

Net cash used in operating activities	(463)	(2,381)

Cash flows from investing activities:
Capital expenditures	(568)	(1,480)
Net cash acquired from acquisitions	—	572

Net cash used in investing activities	(568)	(908)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	56	178
Cash paid for acquisition of noncontrolling interest	—	(500)
Payments on financial liabilities	(1,026)	(385)

Net cash used in financing activities	(970)	(707)

Effect of exchange rates on cash and cash equivalents	108	96

Net decrease in cash and cash equivalents	(1,893)	(3,900)
Cash and cash equivalents at beginning of period	7,378	17,239

Cash and cash equivalents at end of period	$5,485	$13,339

Supplemental disclosures of cash flows information:
Common stock issued in connection with business combinations	$—	$3,041

Common stock issued in connection with stock bonus and incentive plans	$—	$259

Stock option grants in connection with stock bonus and incentive plans	$—	$117

Property and equipment subject to accounts payable	$285	$42

Leasehold improvements funded by lease incentives	$500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of approximately $290.8 million as of March 31, 2013. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing or dispose of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, like the sequester, cause a significant adverse impact on its revenues, expenses or savings from its cost reduction activities, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions, or disposing of non-performing or underperforming assets. The Company may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as it may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect its ability to fund operations.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the consolidated statements of operations, amount related to re-measurement of contingent consideration was included in general and administrative in previous periods, which is now disclosed as a separate line item within operating expenses. In addition, net revenues and cost of revenues are split into products and services revenues and as a result, prior period revenues and cost of revenues have also been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02’). The updated accounting standard is an amendment to ASU 2011-12, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

2.	Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares and thereby obtained control of payment solution AG, a company organized under the laws of Germany (“payment solution”). In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding common stock, to the Selling Shareholders, having a value of approximately $3.0 million. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its common stock to the Selling Shareholders, having a value of approximately $1.2 million.

The payment solution acquisition was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). During the fourth quarter of 2012, the Company finalized the measurement of identifiable acquired assets and assumed liabilities and as a result, the amounts of such assets and liabilities and the resulting goodwill and deferred income tax have changed as compared to the provisionally reported amounts in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The following table summarizes the final fair value of total consideration transferred for payment solution controlling and noncontrolling interests, the total fair value of net identifiable liabilities acquired at the payment solution acquisition date and the resulting goodwill recorded (in thousands):

Fair value of common stock	$3,041

Fair value of total consideration transferred	3,041
Fair value of noncontrolling interest	2,131

Fair value of controlling and noncontrolling interest	5,172
Fair value of net identifiable liabilities acquired	8,083

Goodwill	$13,255

The following table summarizes the final fair value of the assets acquired and liabilities assumed at the payment solution acquisition date. The fair value of the identifiable assets acquired and liabilities assumed in the acquisition was based on management’s best estimates.

Assets acquired and liabilities assumed as of January 30, 2012 (in thousands):

Cash and cash equivalents	$572
Accounts receivable	303
Inventory	34
Property and equipment	1,955
Other current assets	287
Accounts payable	(1,746)
Liabilities to related party	(432)
Liability for unclaimed consumer cards	(5,800)
Financial liabilities	(5,239)
Other accrued expenses and liabilities	(951)
Unfavorable contracts subject to amortization	(538)
Intangible assets subject to amortization	4,232
Deferred tax liabilities in connection with acquired intangible assets	(760)

Fair value of payment solution net identifable liabilities acquired	$(8,083)

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

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2013 and December 31, 2012, there were no assets and liabilities that are measured and recognized at fair value on a recurring basis. As of March 31, 2013 and December 31, 2012, the maximum possible amounts payable for contingent consideration are reflected in the table below; however, the earn-out liability remains zero as there were no significant changes in the range of outcomes for the contingent consideration for polyright and idOnDemand.

As of March 31, 2012, the Company’s liability that was measured at fair value on a recurring basis includes contingent consideration by acquisition, and is as follows (in thousands):

	March 31, 2012
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding
Contingent consideration:
idOnDemand	$21,000	$—	$412	$5,875
polyright	737	—	17	329

	$21,737	$—	$429	$6,204

The sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of their respective acquisition agreements. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). As of March 31, 2012, the Company remeasured the total contingent consideration to fair value and recognized $0.4 million as an expense during the three months ended March 31, 2012, as disclosed in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of March 31, 2013, there were no assets and liabilities that are measured and recognized at fair value on a non-recurring basis.

As of December 31, 2012, there were no liabilities that are measured and recognized at fair value on a non-recurring basis. The Company’s intangible assets are measured at fair value on a non-recurring basis if impairment is indicated. During the year ended December 31, 2012, intangible assets were measured at fair value resulting in an impairment charge of $24.8 million which was recorded in its consolidated statements of operations. The Company measured the fair value of these assets primarily using discounted cash flow projections. The discounted cash flow projections requires estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets, for further information.

4.	Stockholders’ Equity of Identive Group, Inc.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2012 and December 31, 2011, the plan automatically reset and a new offering period began on July 1, 2012 and January 1, 2012, respectively. As of January 1, 2013 and 2012, respectively, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by 750,000 shares each in accordance with the terms of the plan. There were 68,606 shares of common stock issued under the ESPP during the quarter ended March 31, 2013. As of March 31, 2013, there are 3,133,153 shares reserved for future grants under the ESPP.

The following table illustrates the stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the quarter ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$16	$5
Research and development	12	5
Selling and marketing	19	9
General and administrative	17	7

Total	$64	$26

As of March 31, 2013, there was $0.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods of fifteen months.

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

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company’s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, Company executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the Company’s executives and key employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan. As of March 31, 2013, a total of 1.0 million shares have been issued pursuant to the 2011 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board of Directors. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through March 31, 2013, a total of 2.8 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three months ended March 31,2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$—	$1
Research and development	—	8
Selling and marketing	52	93
General and administrative	63	260

Total	$115	$362

The total amounts for the three months ended March 31, 2013 and 2012 were accrued for and included in the accrued compensation and related benefits in the consolidated balance sheets as of March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, an aggregate of approximately 0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.3 million options were outstanding under the 2000 Stock Option Plan, 1.1 million options were outstanding under the 2007 Plan, and 2.6 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the quarter ended March 31, 2013 and for the year ended December 31, 2012 is as follows:

		Stock Options				Stock Awards
	Shares		Average	Average	Remaining
	Available	Number	Exercise Price	Intrinsic	Contractual	Number	Fair
	for Grant	Outstanding	per share	Value	Life (in years)	Granted	Value
Balance at Janurary 1, 2012	10,114,332	2,266,821	$2.86	$49,298	5.90

Authorized	—
Granted	(2,447,033)	2,208,110	$1.17			238,923	$419,824
Cancelled or Expired	101,740	(425,959)	$2.85
Exercised

Balance at December 31, 2012	7,769,039	4,048,972	$1.94	$825,309	7.43

Authorized	—
Granted	(250,000)	250,000	$1.34
Cancelled or Expired	57,057	(90,873)	$1.59
Exercised		(188)	$0.72

Balance at March 31, 2013	7,576,096	4,207,911	$1.91	$794,795	7.14

Vested or expected to vest at March 31, 2013		3,933,038	$1.96	$696,324	6.98

Exercisable at March 31, 2013		2,700,947	$2.28	$284,591	5.97

The following table summarizes information about options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $ 1.09	717,625	9.39	$0.80	146,313	$0.89
$1.10 - $ 1.20	927,215	8.70	1.20	707,653	1.20
$1.21 - $ 2.26	874,091	8.79	1.65	282,952	2.04
$2.27 - $ 2.63	988,748	5.66	2.51	883,884	2.52
$2.64 - $ 8.34	700,232	2.81	3.47	680,145	3.49

$0.72 - $ 8.34	4,207,911	7.14	$1.91	2,700,947	$2.28

The weighted-average grant date fair value per option for options granted during the three months ended March 31, 2013 and 2012 was $1.34 and $2.00, respectively. 188 options were exercised during the three months ended March 31, 2013 and no options were exercised during the three months ended March 31, 2012. Cash proceeds from the exercise of stock options were $135 and zero during the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$4	$3
Research and development	22	8
Selling and marketing	99	60
General and administrative	171	45

Stock-based compensation expense, net of income taxes of nil	$296	$116

At March 31, 2013, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.84 years.

Common Stock Reserved for Future Issuance

As of March 31, 2013, the Company has reserved an aggregate of approximately 14.8 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 5.5 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 4.2 million shares are reserved for future issuance pursuant to outstanding options under all other stock option and incentive plans, 3.1 million shares are reserved for future issuance under the ESPP and approximately 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of March 31, 2013, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of March 31, 2013, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with its November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch.

As of March 31, 2013, the Company has reserved an aggregate of approximately 6.9 million shares of common stock for future issuance for contingent consideration in connection with its acquisition of idOnDemand and polyright, consisting of approximately 6.7 million shares and approximately 0.2 million shares, respectively.

Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2013 and 2012, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the three months ended March 31, 2013 and 2012, the total number of shares excluded from diluted loss per share relating to these securities was 2,139,840 and 2,305,108, respectively.

5.	Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	March 31 2013	December 31 2012
Raw materials	$4,216	$4,002
Work-in-process	645	248
Finished goods	5,637	4,642

Total	$10,498	$8,892

6.	Property and Equipment

Property and equipment, net consists of (in thousands):

	March 31 2013	December 31 2012
Land	$275	$282
Building and leasehold improvements	2,443	1,988
Furniture, fixture and office equipment	5,148	5,067
Machinery	9,654	9,789
Software	2,030	1,812

Total	19,550	18,938
Accumulated depreciation	(10,409)	(10,046)

Property and equipment, net	$9,141	$8,892

The Company recorded depreciation expense of approximately $0.6 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively. A net increase of $0.4 million in accumulated depreciation is due to depreciation expense of $0.6 million recorded during the year, offset by change in foreign exchange rates between the balance sheet dates of $0.2 million.

7.	Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and changes in the carrying amount of goodwill for each of the Company’s business segments as of March 31, 2013, and December 31, 2012 (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2011	$59,044	$49,478	$9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill impairment during the period	(27,084)	(18,712)	(8,372)
Goodwill measurement period adjustment	297	297	—
Currency translation adjustment	55	16	39

Balance at December 31, 2012	45,270	44,037	1,233
Currency translation adjustment	(559)	(529)	(30)

Balance at March 31, 2013	$44,711	$43,508	$1,203

The gross amount of goodwill was $72.4 million and accumulated goodwill impairment was $27.1 million as of March 31, 2013 and December 31, 2012. Of the total goodwill, a certain amount of goodwill is designated in a currency other than U.S. Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. Management did not identify any impairment indicators during the three months ended March 31, 2013.

The Company performed its annual impairment test for all reporting units on December 1, 2012 and concluded that there was no impairment to goodwill during the year ended December 31, 2012, other than the impairment identified in its interim assessment. During the second quarter of 2012, the Company experienced a significant decline in its stock price and the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s offerings. These factors were considered indicators of potential impairment, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. Prior to its goodwill impairment test, the Company first tested its long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge in its consolidated statements of operations. The Company then performed its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company determined that it had six reporting units consisting of Hirsch, ID Solutions (formerly known as Multicard), payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. The Company calculated the fair value of the reporting units using a combination of the market and income approaches. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the idOnDemand, Transponder and ID Solutions reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine the implied fair value of goodwill and compare it to the carrying amount of that goodwill to determine impairment loss.

During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and ID Solutions reporting units was impaired and recorded an impairment charge of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 - 1 year	1 - 2 years	12 years	6 - 15 years	4 - 15 years	1 - 10 years	Total

Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	3	—	—	(104)	(176)	(45)	(322)

Balance at December 31, 2012	$277	$—	$—	$4,600	$10,732	$570	$16,179
Currency translation adjustment	(8)	—	—	—	(11)	—	(19)

Balance at March 31, 2013	$269	$—	$—	$4,600	$10,721	$570	$16,160

Accumulated Amortization
Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(72)	(90)	(33)	(695)	(2,055)	(332)	(3,277)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(10)	—	—	—	45	(2)	33

Balance at December 31, 2012	$(71)	$—	$—	$(1,125)	$(2,816)	$(285)	$(4,297)
Amortization expense	(20)	—	—	(76)	(196)	(143)	(435)
Currency translation adjustment	3	—	—	—	8	—	11

Balance at March 31, 2013	$(88)	$—	$—	$(1,201)	$(3,004)	$(428)	$(4,721)

Intangible Assets, net at March 31, 2013	$181	$—	$—	$3,399	$7,717	$142	$11,439

Intangible Assets, net at December 31, 2012	$206	$—	$—	$3,475	$7,916	$285	$11,882

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

As noted above, the Company performed an interim goodwill impairment analysis as of June 30, 2012 and in conjunction also performed an impairment analysis for intangible assets. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value. Accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge of $24.8 million in its consolidated statements of operations during the year ended December 31, 2012.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluated its amortizable intangible assets for impairment as of March 31, 2013 and December 31, 2012 and concluded that no indicators of impairment existed as of the respective dates. The Company expects to recover the remaining balance of identified intangible assets of $11.4 million at March 31, 2013.

The following table illustrates the amortization expense included in the consolidated statements of operations for the quarter ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$96	$337
Selling and marketing	339	824

Total	$435	$1,161

The estimated future amortization expense of intangible assets for the next five years is as follows (in thousands):

March 31, 2013:
2013 (remaining nine months)	$1,017
2014	1,074
2015	1,042
2016	997
2017	997
Thereafter	6,312

Total	$11,439

8.	Related-Party Transactions

Prior to the Company’s acquisition of Hirsch Electronics Corporation (“Hirsch”), effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships: Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then-president Lawrence Midland, who is now a senior vice president and a director of the Company. Following the acquisition of Hirsch, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

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

The Company recognized $0.2 million and $0.2 million of interest expense for the interest accreted on the discounted liability amount during the three months ended March 31, 2013 and 2012, respectively, which is included as a component of interest expense, net in its condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, approximately $7.2 million and $7.3 million, respectively, were outstanding for related-party liability in connection with Hirsch acquisition, of which approximately $1.1 million and $1.1 million, respectively, were shown as a current liability on the condensed consolidated balance sheets.

The payment amounts for related-party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

March 31, 2013:
2013 (remaining nine months)	$823
2014	1,131
2015	1,176
2016	1,223
2017	1,272
Thereafter	4,616
Present value discount factor	(3,081)

Total	$7,160

In connection with its acquisition of payment solution, through its majority-owned subsidiary, Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $9,000 during three months ended March 31, 2013 which is included as a component of interest expense, net, on the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, approximately $0.5 million and $0.5 million, respectively, were outstanding under the loan, which is shown as a current liability on the condensed consolidated balance sheets.

9.	Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31, 2013	December 31, 2012
Current liabilities:
Secured note	$3,230	$2,404
Acquisition debt note	209	418
Equipment financing liabilities	984	973
Bank loan	333	428
Bank line of credit	235	253
Mortgage loan payable to bank	55	56

Total current liabilities	$5,046	$4,532

Non-current liabilities:
Secured note	$5,417	$6,167
Equipment financing liabilities	1,315	1,619
Bank loan	1,166	1,284
Mortgage loan payable to bank	692	725

Total non-current liabilities	$8,590	$9,795

Total	$13,636	$14,327

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The obligations of the Company under the Loan Agreement and the Secured Note are secured by substantially all assets of the Company (“Collateral”). The Company received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. The issuance costs were accounted for in accordance with ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). Amongst other commitments, the Loan Agreement requires the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the Lender may, at its option, do any of the following, including: accelerate and demand payment of all or any part of the secured obligations together with a prepayment charge, declare all obligations immediately due and payable, and release, hold, sell, lease, liquidate, collect, realize upon, or otherwise dispose of all or any part of the collateral and the right to occupy, utilize, process and commingle the Collateral. The agreement also provides for definitions and construction of the Loan Agreement, terms of payment, conditions of loans, creation of security interest, representations and warranties, affirmative and negative covenants, events of default, and the Lender’s rights and remedies. In addition, under the terms of the Loan Agreement, the Company and its subsidiaries are restricted in their ability to declare or pay cash dividends or to make cash distributions, except that the Company’s subsidiaries may pay dividends and make distributions to the Company. The Loan Agreement provides that, subject to the terms and conditions contained therein (including compliance with financial covenants), beginning October 1, 2013 and continuing until December 31, 2013, the Company may request an additional advance in an aggregate amount up to $2.5 million. After full drawdown of the $10.0 million term loan, the Company has the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender. The Secured Debt Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013. In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of approximately $0.4 million during the three months ended March 31, 2013 in its condensed consolidated statements of operations. The Company initiated discussions with the Lender early in 2013 as it became apparent that certain of the covenant thresholds would prove difficult to maintain. The Company and the Lender entered into an amendment to the Loan Agreement on March 5, 2013 that reduced the monthly EBITDA requirement for the period January 1, 2013 through May 31, 2013. The Company entered into a second amendment to the Loan Agreement on April 22, 2013 that changes the period for the measurement of EBITDA to occur on a quarterly, rather than monthly basis. As of March 31, 2013, the Company was in compliance with all covenants.

Acquisition Debt Note

In connection with its acquisition of FCI Smartag Pte. Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily, and is payable within 30 months from the closing date. The Company is obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The Company may at any time prepay the principal amount of this debt note, in whole or in part, together with accrued interest thereon, without penalty. The discount for prepayment shall be 10% on any remaining amount outstanding under the debt note. The debt note is secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $5,000 and $18,000 during the three months ended March 31, 2013 and 2012, respectively in its condensed consolidated statements of operations.

Other Obligations

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank.

The equipment financing liabilities in connection with its acquisition of payment solution are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution was obligated to pay a quarterly sum of approximately $0.2 million in principal and interest during 2012. The repayments increased to approximately $0.3 million per quarter in 2013, with a final payment of approximately $0.8 million in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $102,000 and $72,000 during the three months ended March 31, 2013 and 2012, respectively in its condensed consolidated statements of operations.

The bank loan with Kreditbank fuer Wiederaufbau, Germany (KFW) assumed in connection with the acquisition of payment solution is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017.

Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of approximately $51,000 and $36,000 during the three months ended March 31, 2013 and 2012, respectively in its condensed consolidated statements of operations.

The total amount that can be advanced under the revolving line of credit related to the acquisition of payment solution is approximately $0.2 million. The advances on the revolving line of credit accrue interest at a base rate of 6.25% up to 11.25%, payable quarterly. Any advances over the limit will accrue interest at 15.95%. The revolving line of credit is ongoing with no specific end date. Interest expense on the line of credit was approximately $3,000 and zero during the three months ended March 31, 2013 and 2012, respectively.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100%-owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,600 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $0.3 million. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $12,000 and $16,000 during the three months ended March 31, 2013 and 2012, respectively in its condensed consolidated statements of operations. There was no balance outstanding under the revolving line of credit as of March 31, 2013 and December 31, 2012.

The following table summarizes the Company’s financial obligations for the next five years as of March31, 2013:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
	(remaining nine months)
Secured note	$2,481	$3,333	$2,833	$—	$—	$—	$8,647
Acquisiton debt note	209	—	—	—	—	—	209
Equipment financing liabilities	724	1,575	—	—	—	—	2,299
Bank loan (KFW)	250	333	333	333	250	—	1,499
Mortgage loan payable to bank	41	55	55	55	54	487	747
Bank line of credit	235	—	—	—	—	—	235

	$3,940	$5,296	$3,221	$388	$304	$487	$13,636

10.	Segment Reporting, Geographic Information and Major Customers

ASC Topic 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available. The Company’s chief operating decision makers (“CODM”) are considered to be its CEO and CFO.

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

Summary information by segment is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Identity Management:
Revenues from external customers	$11,071	$12,705
Intersegment revenue	2	3

Total Identity Management revenue	11,073	12,708
Elimination of intersegment revenues	(2)	(3)

Total revenue	$11,071	$12,705

Gross profit	$5,078	$5,887

Gross profit %	46%	46%
ID Products:
Revenues from external customers	$9,993	$8,501
Intersegment revenue	99	147

Total ID Products revenue	10,092	8,648
Elimination of intersegment revenues	(99)	(147)

Total revenue	$9,993	$8,501

Gross profit	$3,093	$2,851

Gross profit %	31%	34%
Total:
Net revenue	$21,064	$21,206
Gross profit	8,171	8,738
Gross profit %	39%	41%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Americas:
United States	$10,035	$10,147
Other	226	59

Total Americas	10,261	10,206

Europe:
Germany	5,539	4,813
Other	2,360	2,719

Total Europe	7,899	7,532

Asia-Pacific:
Singapore	1,474	2,373
Other	1,430	1,095

Total Asia-Pacific	2,904	3,468

Total	$21,064	$21,206

Revenues:
Americas	49%	48%
Europe	37%	36%
Asia-Pacific	14%	16%

Total	100%	100%

No customers exceeded 10% of total revenue during the three months ended March 31, 2013 or 2012. No customer represented 10% of the Company’s accounts receivable balance at March 31, 2013 or December 31, 2012.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Property and equipment, net
Americas:
United States	$1,739	$1,071
Other	1	1

Total Americas	1,740	1,072

Europe:
Germany	3,100	3,378
Netherlands	1,069	1,123
Other	449	412

Total Europe	4,618	4,913

Asia-Pacific
Singapore	2,655	2,799
Other	128	108

Total Asia-Pacific	2,783	2,907

Total	$9,141	$8,892

11.	Defined Benefit Plans

The Company assumed sponsorship of two statutory pension plans in Switzerland as part of the Bluehill ID acquisition on January 4, 2010, and assumed sponsorship of another Swiss statutory pension plan as part of the polyright SA acquisition on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a minimum guaranteed interest rate, which is annually defined by the Swiss Federal Council and reviewed every two years. These plans are accounted for as defined benefit plans in accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”).

The net periodic pension cost for the Company’s pension plans includes the following components for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012 (1)
Service cost	$77	$—
Interest cost	21	—
Expected return on plan assets	(15)	—
Amortization of prior service cost	6	—
Amortization of transition obligation	13	—

Net periodic pension cost	$102	$—

(1)	As stated in Note 1 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K, the Company began accounting for its pension plans as defined benefit plans in the fourth quarter of 2012 as a correction of an error. Prior to that date, no amounts were recognized in the first three quarters of 2012.

12.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax and noncontrolling interest, for the first quarter of 2013 are as follows (in thousands) :

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(120)	—	(120)
Amounts reclassified from AOCI	—	19	19

Net other comprehensive income (loss)	(120)	19	(101)

Balance as of March 31, 2013	$1,491	$(213)	$1,278

The reclassifications out of AOCI for the three month period ended March 31, 2013, are as follows (in thousands, net of tax of nil):

	Amount Reclassified from AOCI Three Months Ended	Statement of Operations
Details about AOCI Components	March 31, 2013	Presentation
Defined benefit pension plans:
Amortization of prior service costs	$6	General and administrative expenses
Amortization of transition obligation	13	General and administrative expenses

Total reclassifications for the period	$19

13.	Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2013 expire at various dates during the next five years.

The Company recognized rent expense of $0.5 million and $0.6 million in its condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. The following table summarizes the Company’s principal contractual obligations as of March 31, 2013:

(in thousands)	Operating Leases	Purchase Commitments	Other Contractual Obligations	Total
2013 (remaining nine months)	$1,750	$9,424	$785	$11,959
2014	1,302	139	45	1,486
2015	792	—	40	832
2016	472	—	32	504
2017	367	—	—	367
Thereafter	29	—	—	29

Total	$4,712	$9,563	$902	$15,177

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

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement (the “Commencement”), LPC initially purchased $2,000,000 in shares of Common Stock at $1.14 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of Common Stock. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than $0.50 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.75 per share. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

All shares of Common Stock to be issued and sold to LPC under the Purchase Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-173576), filed with the Securities and Exchange Commission in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on May 3, 2011, and the prospectus supplement thereto dated April 16, 2013.The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations.

As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 251,799 shares of Common Stock and is required to issue up to 323,741 additional shares of Common Stock pro rata as the Company requires LPC to purchase the Company’s shares under the Purchase Agreement over the term of the agreement. The Company will not receive any cash proceeds from the issuance of these 251,799 shares or the 323,741 shares that may be issued if subsequent funding is received by the Company. The issuance of additional shares had no impact to the loss per share as of March 31, 2013.

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

We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Such factors include our ability to successfully integrate strategic businesses that we acquire, our ability to reduce costs associated with strategic acquisitions, our ability to anticipate product demand, our ability to obtain supplies for products in a timely manner, and our ability to retain key personnel, as well as those additional factors listed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. These cautionary statements qualify all of the forward-looking statements included in this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Part I—Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Trends and Strategies for Growth

Identive is focused on building the world’s signature company in Secure ID, and our goal is to build a lasting business of scale and technology to both enable and capitalize on the growth of established identity management applications and the adoption of NFC, converged access and other emerging trends. We work to leverage our expertise in smart card-based security, RFID and other core identification technologies to create a comprehensive range of offerings that span the value chain of Secure ID, from products to fully integrated systems, as well as services.

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

Trends in our Business

Sales Trends

Sales in the first quarter of 2013 were $21.1 million, relatively unchanged compared with $21.2 million in the first quarter of 2012. First quarter 2013 sales included $0.2 million of incremental revenue from the acquired payment solution business. Our first quarter 2013 results reflect a significant decline in sales of our access control systems and services to U.S. Government customers as a result of across-the-board budget cuts associated with sequestration. This decline was largely offset by strong sales of our smart card readers and transponder products, with overall ID Solutions sales remaining relatively unchanged compared with the previous year. Sales of our smart card readers to support citizen ID and employee ID applications grew year over year in what is typically a seasonally weaker period, primarily related to customers and projects in the Middle East, the U.S. and Japan, while European demand remained subdued due to continuing economic concerns related to the Euro Zone. In our Transponders business, the resumption of previously delayed projects and the receipt of significant new orders fueled higher sales of RFID and NFC inlays and tags. Capacity constraints however reduced the amount of transponder products we were able to produce and therefore ship during the quarter.

Gross profit margin declined to 39% in the first quarter of 2013, compared with 41% in the same period of 2012, primarily as a result of lower sales of our higher-margin access control systems and services. Gross margins remained steady for our ID Solutions business and margins in our Transponders business improved year over year, while ID Infrastructure (smart card reader) margins were negatively impacted by one large reader project for a citizen ID application in the Middle East region.

Sales in the Americas. Sales in the Americas were $10.3 million in the first quarter of 2013, accounting for 49% of total revenue and relatively unchanged compared with $10.2 million in the first quarter of 2012. Sales of products and systems for employee ID programs within various U.S. Government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our access control systems and services in the Americas decreased by approximately 17% in the first quarter of 2013 compared with the same period of the previous year, primarily as a result of project delays related to the U.S. Government’s budget sequestration and its impact on our federal agency customers. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our access control systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. However, the outlook for our U.S. Government business remains uncertain in the near term as the impact of sequestration continues to be felt by our customers. We anticipate that the furlough of federal employees beginning in the 2013 second quarter may contribute to further project delays as agencies re-prioritize project activities. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales of smart card readers and other ID Infrastructure products in the Americas were relatively unchanged in the first quarter of 2013 compared with the first quarter of 2012 and orders to support cybersecurity and network access projects at U.S. Government agencies appeared unaffected by sequestration. Americas sales of RFID and NFC inlays and tags in the first quarter of 2013 more than tripled over the same period of the prior year, primarily due to large NFC orders for machine to machine applications for new customers.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $7.9 million in the first quarter of 2013, accounting for 37% of total revenue and up 5% from $7.5 million in the first quarter of 2012. EMEA sales of smart card readers grew 9% in the first quarter of 2013 compared with the same period of the prior year, primarily due to a large Citizen ID project in the Middle East. Smart card reader sales in Europe continued to be somewhat weak as citizen ID and other eGovernment programs continue to be deferred in light of continuing economic uncertainty. European RFID inlay and tag sales were relatively unchanged in the 2013 first quarter compared with the prior year and included orders for ticketing and other applications. European sales in our ID Solutions business grew 11% in the first quarter of 2013 compared with the same period of the prior year, benefiting from $0.2 million incremental revenue and additional growth from payment solution, which we acquired in January 2012.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $2.9 million in the first quarter of 2013, accounting for 14% of total revenue and down 17% from $3.5 million in the first quarter of 2012. Smart card reader sales grew slightly and reflected increased demand for readers to support e-government applications in Japan. Transponder sales to Asia/Pacific customers fell 33% due to the timing of orders received, some of which were pushed out into future periods. Additionally, sales in our ID Solutions business in Australia were 16% lower in the 2013 first quarter compared with the prior year as a result of variability in the size and timing of orders in this business from period to period.

Looking forward, we expect demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as converged access control, NFC tag deployment and management, mobile payment schemes and ID programs for citizens, consumers and employees. The trends towards the convergence of cyber and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our access control systems to U.S. Government agencies are subject to government budget cycles and generally are highest in the third quarter of each year. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our global ID Solutions business, a variety of local market factors including government budget cycles and seasonal sporting event schedules typically result in stronger demand in the second half of the year. Typically, sales of our RFID inlays and transponders also are marginally stronger in the second half of the year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results for the second quarter of 2013 to fall below any guidance we provide to the market or below the expectations of investors or securities analysts.

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing, and general and administrative expenses) decreased 18% in the first quarter of 2013 compared with the same period of 2012, primarily as a result of a reduction in amortization arising from the impairment review undertaken in the second quarter of 2012, and more significantly, as a consequence of expense reductions taken under our 2012 restructuring plan as described below and an ongoing focus on reducing general and administrative spending. Going forward, we expect to modestly reduce spending in 2013 in terms of absolute dollars as compared with 2012.

As further described below, we have made and continue to make significant investments in the development of products and solutions to position the Company to benefit from the expected growth of the emerging markets for NFC, payment and cloud-based identity management. As these markets do not yet offer significant revenue opportunities, our sales in these areas currently are relatively small and not yet able to compensate for the level of investment required to participate in these markets. In recent periods this has contributed significantly to our operational losses.

2012 Restructuring Plan. In June 2012 we announced a series of cost reduction measures designed to align our business operations with the current market and macroeconomic conditions. Cost reduction measures have included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. All restructuring actions were completed in the fourth quarter of 2012.

Research and Development. Despite our decreased level of spending overall, we continue to invest in the development of core technology, new solutions offerings and sales and marketing capabilities to address emerging opportunities within the secure identification market that we believe hold significant long-term potential for Identive. To address the growing opportunities for NFC-enabled systems, we have developed a cloud-based NFC mobile services platform, Tagtrail, which provides NFC tag content management and business analytics for organizations seeking to create dynamic engagement with consumers and other groups, and we continue to invest in this platform. We are also investing in trusted identity solutions and capabilities for our cloud-based credential issuance and management (idOnDemand) offerings, and in enhancements to our cashless payment and ID Solutions software systems. Following the launch of next generation software and hardware access control platforms in 2012, we continue to enhance our access control offerings to reinforce and extend our customer base and accommodate new market trends such as secure mobile access. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension of our contactless platforms. In addition, we continue to invest in enhancing and broadening our RFID inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and medical/pharmaceutical tracking applications. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

Results of Operations

The comparability of our operating results in the three months ended March 31, 2013 with the three months ended March 31, 2012 is impacted by our acquisition of payment solution on January 30, 2012. Results of the payment solution business have been included since its acquisition date.

Revenue

Summary information about our revenue by type and by business segment for the three months ended March 31, 2013 and 2012 is shown below (in thousands):

	Three Months Ended March 31,		% change period to period
	2013	2012
Products
Revenues	$16,890	$17,501	(3%)
% of total revenue	80%	83%
Services
Revenues	$4,174	$3,705	13%
% of total revenue	20%	17%

Identity Management:
Revenues	$11,071	$12,705	(13%)
% of total revenue	53%	60%
Gross profit	$5,078	$5,887
Gross profit %	46%	46%
ID Products:
Revenues	$9,993	$8,501	18%
% of total revenue	47%	40%
Gross profit	$3,093	$2,851
Gross profit %	31%	34%
Total
Revenues	$21,064	$21,206	(1%)

Gross profit	$8,171	$8,738

Gross profit %	39%	41%

Total revenue for the first quarter of 2013 was $21.1 million, down $0.1 million, or 1% compared with $21.2 million for the first quarter of 2012. Revenue in the 2013 first quarter reflected higher sales of our ID Products and lower sales of our Identity Management solutions compared with the same period of the previous year, as well as $0.2 million of incremental revenue from the payment solution business. Excluding the impact of this incremental revenue, organic revenue in the first quarter of 2013 fell 1% compared with the first quarter of 2012.

Product revenue includes sales of all non-service related products, software and systems. Services revenue includes sales of payment-related services, professional consulting services and annual maintenance contracts. Services comprise a higher proportion of our revenues in the first quarter of 2013 compared with the same period of the prior year, primarily as a result of the addition of new payment-related and maintenance services revenue from our acquisition of payment solution.

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

Revenue in our Identity Management segment was $11.1 million in the first quarter of 2013, down 13% from $12.7 million for the first quarter of 2012. Excluding $0.2 million of incremental revenue from payment solution, organic revenue in our Identity Management segment was 14% lower in the first quarter of 2013 compared with the same period of the prior year. This decrease primarily was due to a 24% decline in sales of our access control systems and services in the 2013 first quarter as a result of security project delays and deferrals within our federal agency customer base, due to uncertainty about the impact and timing of budget cuts under U.S. Government sequestration. Outside the U.S. Government sector, some business customers also slowed project decisions or activities as they waited to see what the impact of sequestration might have on the economy as a whole. Sales levels in our ID Solutions business were relatively unchanged in the first quarter of 2013 compared with the previous year.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes sales of ID Infrastructure products including smart card, RFID and NFC readers and terminals as well as software development kits, and Transponder products including RFID and NFC inlays and inlay-based cards, tags, labels and stickers. Sales of our ID Infrastructure products are made to original equipment manufacturers (“OEMs”), system integrators, and increasingly to end users both directly or through distribution channels. These sales are subject to pricing pressure as embedded readers, which have a lower average selling price than external readers, grow as an overall component of ID Infrastructure shipments. We sell our Transponder products primarily to OEMs and electronic ticket printers, with an increasing percentage of sales coming from end users. In our Transponder business, there is a trend towards a higher overall average selling price as we sell a higher proportion of complete tickets and tags in addition to our inlays.

Sales in our ID Products segment were $10.0 million in the first quarter of 2013, up 18% from sales of $8.5 million in the first quarter of 2012. This increase came from higher sales of both smart card readers and transponder products. Smart card reader sales grew 18%, primarily as a result of a large order for a national ID program in the Middle East, while sales levels in the Americas and in Asia were up slightly. Transponder product sales grew 17% in the 2013 first quarter compared with the prior year, primarily as a result of large NFC orders for new customers.

Gross Profit

Gross profit for the first quarter of 2013 was $8.2 million, or 39% of revenue, compared with $8.7 million, or 41% of revenue in the first quarter of 2012. Lower gross margin in the 2013 first quarter primarily resulted from lower sales of our higher-margin access control systems and services.

By segment, gross profit margin for our Identity Management segment was $5.1 million, or 46% of revenue in the first quarter of 2013, compared with $5.9 million, or 46% of revenue in the first quarter of 2012. The stability of gross profit margin in this segment was largely due to consistent margins in our access control business, despite lower sales.

Gross profit margin for our ID Products segment was $3.1 million, or 31% of revenue for the first quarter of 2013, compared to $2.9 million, or 34% of revenue in the first quarter of 2012. The decrease in gross profit margin primarily was due to a single smart card reader project within our ID Solutions business, which had lower margins and higher shipping costs than our typical orders. Gross profit margin in our Transponders business continued to improve compared with prior periods as capacity was fully utilized and product mix was favorable.

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

Research and Development Expenses

	Three months ended		% change
(In thousands)	March 31,		period to
	2013	2012	period
Expenses	$2,010	$2,491	(19)%
Percentage of total revenues	10%	12%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the first quarter of 2013 were $2.0 million, or 10% of revenue, compared with $2.5 million, or 12% of revenue in the first quarter of 2012, a decrease of 19%. Lower research and development expenses in the 2013 first quarter resulted from lower amortization charges, the capitalization of costs related to new software releases, the completion of some project activities and the timing of other, and the movement of some activities to lower cost regions. There were no incremental costs from payment solution in research and development expenses in the first quarter of 2013.

We expect to maintain our current level of investment in research and development in terms of absolute spending in 2013, although some expenses associated with this activity may be capitalized or incurred in lower cost regions.

Selling and Marketing Expenses

	Three months ended		% change
(In thousands)	March 31,		period to
	2013	2012	period
Expenses	$5,719	$7,008	(18)%
Percentage of total revenues	27%	33%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Selling and marketing expenses in the first quarter of 2013 were $5.7 million, or 27% of revenue, compared with $7.0 million, or 33% of revenue in the first quarter of 2012, a decrease of 18% as a result of the corporate cost-reduction program we initiated in June 2012, as well as lower amortization charges. Incremental costs from payment solution in selling and marketing expenses in the first quarter of 2013 were negligible.

We expect to modestly reduce spending in sales and marketing on an absolute basis in 2013.

General and Administrative Expenses

	Three months ended		% change
(In thousands)	March 31		period to
	2013	2012	period
Expenses	$4,604	$5,524	(17)%
Percentage of total revenues	22%	26%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services. Due to the timing of the acquisition, only two months of results for 2012 (February—March) are included for payment solution.

In the first quarter of 2013, general and administrative expenses were $4.6 million, or 22% of revenue, compared with $5.5 million, or 26% of revenue in the first quarter of 2012, a decrease of 17%. Incremental costs from payment solution in general and administrative expenses in the first quarter of 2013 were negligible. General and administrative expenses fell 17% in the 2013 first quarter compared with the same period of the prior year as a result of ongoing efforts to reduce general and administrative expenses, lower amortization charges and our cost reduction program put in place in the second quarter of 2012.

We expect to modestly increase general and administrative spending on an absolute basis in 2013, due to the addition of accruals for performance-based incentive compensation.

Re-measurement of Contingent Consideration

For the first quarter of 2012, we recorded $0.4 million as an expense for re-measurement of contingent consideration related to the polyright and idOnDemand acquisitions as a result of passage of time (reduced impact of discounting). Please see Item 1, Financial Statements, Note 3 of Notes to Condensed Consolidated Financial Statements, Fair Value Measurements, for more detailed information.

Interest Expense, Net

Interest expense, net consists of interest accretion expense for liabilities to a related party and interest on financial liabilities, offset by interest earned on invested cash. Interest expense, net was $0.7 million and $0.3 million in the first quarter of 2013 and the first quarter of 2012, respectively. Approximately $0.4 million of net interest expense in the 2013 first quarter relates to our loan with Hercules and approximately $0.2 million of net interest expense in both periods relates to interest accretion expense for a liability to a related party in the Hirsch business. Interest expense, net in both periods also includes interest paid on other financial liabilities. Please see Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more detailed information. Interest income in the first quarter of 2013 and the first quarter of 2012 was immaterial.

Foreign Currency Losses, Net

We recorded a foreign currency loss of $0.2 million in the first quarter of 2013 and a foreign currency gain of $0.2 million in the first quarter of 2012. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We recorded a benefit from income taxes of $0.1 million and $0.2 million, reflecting effective tax rates of 2.24% and 9.75% for the three months ended March 31, 2013 and 2012, respectively.

The effective tax rates for the three-month periods ended March 31, 2013 and March 31, 2012 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of March 31, 2013, our working capital, which we have defined as current assets less current liabilities, was $(4.9) million, a decrease of approximately $4.8 million compared to $(0.1) million as of December 31, 2012. The decrease in working capital reflects a $4.0 million net decrease in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, as well as a $2.5 million net increase in accounts payable, accrued compensation and related benefits, financial liabilities, deferred revenue, and other accrued expenses, offset by a $1.6 million increase in inventory, and a $0.1 million decrease in liability to related party and liability for consumer cards.

Cash and cash equivalents were $5.5 million as of March 31, 2013, a decrease of approximately $1.9 million compared to $7.4 million as of December 31, 2012 as a result of cash of $0.5 million used in operations, a cash payment of approximately $0.6 million used for capital expenditures, $1.0 million cash payments on financial liabilities, offset by $56,000 cash proceeds from the issuance of common stock under our employee stock purchase plan and an exchange rate effect of $0.1 million on cash and cash equivalents.

The following summarizes our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash used in operating activities	$(463)	$(2,381)
Cash used in investing activities	(568)	(908)
Cash used in financing activities	(970)	(707)
Effect of exchange rate changes on cash and cash equivalents	108	96

Decrease in cash and cash equivalents	(1,893)	(3,900)
Cash and cash equivalents at beginning of period	7,378	17,239

Cash and cash equivalents at end of period	$5,485	$13,339

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a secured note, an acquisition debt note, a mortgage bank loan, bank loan, equipment financing liabilities, pension plan obligations, inventory purchase commitments and other contractual agreements. Gross committed operating lease obligations are approximately $4.7 million, liability to related party is approximately $10.7 million, the equipment financing liabilities are approximately $2.7 million, the bank loan is approximately $1.9 million, the secured note is approximately $10.0 million, the acquisition debt note is approximately $0.2 million, the mortgage bank loan is approximately $1.0 million, the bank line of credit is approximately $0.2 million, pension plan obligations are $0.5 million, and inventory and other purchase commitments are approximately $10.5 million at March 31, 2013. Total commitments due within one year are approximately $20.2 million and due thereafter are approximately $22.2 million at March 31, 2013.

Cash used in investing activities reflects approximately $0.6 million spent for capital expenditures, including costs for capitalized software development.

Cash used in financing activities primarily reflects approximately $1.0 million paid for financial liabilities, which consist of equipment financing liabilities, a bank loan, a secured note, a mortgage loan and a debt note.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). Our obligations under the Loan Agreement and the Secured Note are secured by substantially all of our assets. We received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. Among others, the Loan Agreement requires us to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. See Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of March 31, 2013, we have total accumulated deficit of approximately $290.8 million. During the quarter ended March 31, 2013, we sustained consolidated net losses of $5.0 million. Our working capital reduced significantly as of March 31, 2013 as compared to December 31, 2012. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of these products and services. These investments are in the area of research and development and sales and marketing on NFC, Identity as a Service and various access control, smart card reader and transponder technologies and products. Our current plan anticipates increased revenues and improved profit margins for the twelve-month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In April 2013 we secured an additional source of financing with our entry into a purchase agreement with Lincoln Park Capital Fund, LLC, under which we have the right to sell up to $20.0 million of shares of our common stock over the next three years. On April 17, 2013, Lincoln Park purchased $2.0 million of our shares under this agreement. Further, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings and sources of financing, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

Our condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. For example, our financial results for the first quarter of 2013 were adversely impacted by the recent effects of the U.S. Government sequester on our U.S. Government business. If, in the future, factors such as the sequester cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions, or disposing of non-performing or underperforming assets. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of March 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,712	$2,075	$1,887	$750	$—
Liability to related party	10,691	1,548	2,329	2,519	4,295
Equipment financing liabilities	2,729	1,291	1,438	—	—
Bank loan	1,898	487	862	549	—
Secured Note	9,971	3,985	5,986	—	—
Acquisition debt note	210	210	—	—	—
Mortgage loan payable to bank	1,033	95	180	168	590
Bank line of credit	235	235	—	—	—
Expected payments for pension plans	465	18	68	98	281
Purchase commitments and other obligations	10,465	10,255	186	24	—

Total obligations	$42,409	$20,199	$12,936	$4,108	$5,166

The secured debt facility relates to a loan and security agreement entered into by us on October 30, 2012 with Hercules Technology Growth Capital, Inc. The acquisition debt note was issued in connection with our acquisition of Smartag in November 2010. Equipment financing liabilities and a bank loan were acquired in connection with our acquisition of payment solution in January 2012. The mortgage loan payable to bank was acquired in connection with our acquisition of Bluehill ID in January 2010. See Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more information about the financing liabilities listed in the table above.

Our liability to related party was acquired in connection with our acquisitions of Hirsch and payment solution. See Item 1, Financial Statements, Note 8 of Notes to Condensed Consolidated Financial Statements, Related-Party Transactions, for more information about this liability, which is listed in the table above.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements, Commitments, for more information about the contractual obligations listed in the table above.

The Company’s condensed consolidated balance sheet consists of other long-term liability which includes gross unrecognized tax benefits, and related gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets, stock-based compensation and defined benefit plans.

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

During the three months ended March 31, 2013, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1, Basic of Presentation, the Notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2013. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of the end of the three months ended March 31, 2013, we carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Remediation of Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2012, namely that we had an insufficient review and oversight of the recording of complex and non-routine transactions. We continue to improve our policies and procedures relating to internal controls over financial reporting, including putting in place an increased level of accounting and reporting oversight and controls at the corporate level. We expect to complete the implementation of remediation measures, and as a result remediate the existing material weaknesses described above, by the end of 2013.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur within the current fiscal year.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first quarter of 2013 related to the above-described material weaknesses.

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our ID Infrastructure business, we sell our various reader products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our access control business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

In order to remain competitive and rapidly adapt to changing conditions in our industry, we may require additional investments in research and development. As noted in the “Liquidity and Capital Resources” section of Part I, Item 2, if we fail to realize our current plan anticipating increased revenues and improved profit margins for at least the next twelve months, we may be required to curtail investments in research and development activities. If we are required to reduce our investment in research and development, we may be unable to compete effectively with newer products and technologies, and our financial results would be adversely affected

    Our sales depend on the widespread adoption of our products and solutions and on diversifying and expanding our customer base in new markets and geographic regions.

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

As discussed in “Liquidity and Capital Resources” in Part 1, Item 2 of this report, as of March 31, 2013, we have a total accumulated deficit of approximately $290.8 million, and during the year ended December 31, 2012, we sustained a consolidated net loss of $53.6 million, of which $51.9 million related to impairment of goodwill and long-lived assets. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on a substantial part of our business, have raised significant doubt about our ability to operate as a going concern.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	business and economic conditions overall and in our markets;

•	the timing and amount of orders we receive from our customers that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;

•	the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business;

•	cancellations or delays of customer orders or the loss of a significant customer;

•	our ability to obtain an adequate supply of quality components on a timely basis;

•	the absence of significant backlog in our business;

•	our inventory levels and the inventory levels of our customers and indirect sales channels;

•	competition;

•	new product announcements or introductions;

•	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

•	our ability to successfully market and sell our products and solutions into new geographic or market segments;

•	the sales volume, product configuration and mix of offerings that we sell;

•	technological changes in the markets for our products and solutions;

•	the rate of adoption of industry-wide standards;

•	the rate of development of emerging markets such as NFC-based mobile applications and cashless payment;

•	reductions in the average selling prices that we are able to charge due to competition or other factors;

•	strategic acquisitions, sales and dispositions;

•	fluctuations in the value of foreign currencies against the U.S. dollar;

•	the timing and amount of marketing and research and development expenditures;

•	loss of key personnel;

•	costs related to events such as dispositions, organizational restructuring, headcount reductions; and

•	litigation or write-off of investments or goodwill.

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

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures our systems may be vulnerable to cyber attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted cyber or physical attacks, we may experience such attempts in the future. Our systems also may be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

    We conduct a significant portion of our operations outside the U.S. and economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.

We conduct a substantial portion of our business in Europe and Asia. Approximately 48% of our revenue in 2012 and 52% of our revenue in the first quarter of 2013 was derived from customers located outside the U.S.

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

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In April 2013 we issued 2,038,559 shares of Identive common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell additional shares in the future. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. Additionally, as of March 31, 2013, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of April 30, 2013, 62,298,139 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company maintains various incentive plans under which equity may be issued. As of March 31, 2013, an aggregate of approximately 10.6 million shares of common stock are reserved for future grants and 4.2 million shares are reserved for future issuance pursuant to outstanding equity awards under our various equity incentive plans. In addition, as of March 31, 2013, an aggregate of approximately 3.3 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID AG. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of April 30, 2013, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 12% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of April 30, 2013, the directors and officers of Identive Group collectively held approximately 7% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

As described in “Controls and Procedures” in Part I, Item 4 of this report, in connection with the audit of our financial statements as of and for the year ended December 31, 2012, we identified material weaknesses in internal control over financial reporting. Specifically, we determined that there was insufficient review and oversight of the recording of complex and non-routine transactions. While we expect to complete the implementation of remediation measures and remediate our existing material weaknesses by the end of 2013, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

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

IDENTIVE GROUP, INC.

May 10, 2013	By:	/s/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

May 10, 2013	By:	/s/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

10.1	Purchase Agreement dated as of April 16, 2013, by and between Identive Group, Inc. and Lincoln Park Capital Fund LLC (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 16, 2013 (SEC File No. 000-29440).)

10.2	Second Amendment to Loan and Security Agreement dated April 22, 2013 among Identive Group, Inc., certain of its subsidiaries, and Hercules Technology Growth Capital, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 23, 2013 (SEC File No. 000-29440).)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 401T of Regulation S-T, the interactive files on Exhibit 101 are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.