Form 10-Q
period 2013-06-30
IDENTIVE GROUP, INC.
filed 2013-08-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No  ☑

At August 12, 2013, 63,744,611 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		Restated (A)		Restated (A)
	2013	2012	2013	2012
Net revenues:
Products	$19,775	$18,889	$36,665	$36,390
Services	3,820	4,967	7,994	8,672
Total net revenues	23,595	23,856	44,659	45,062
Cost of revenues:
Products	12,313	11,309	22,656	21,755
Services	2,105	2,947	4,655	4,969
Total cost of revenues	14,418	14,256	27,311	26,724
Gross profit	9,177	9,600	17,348	18,338
Operating expenses:
Research and development	2,226	2,384	4,236	4,875
Selling and marketing	5,772	6,530	11,491	13,538
General and administrative	3,881	4,410	8,485	9,934
Impairment of long-lived assets	—	23,915	—	23,915
Impairment of goodwill	—	21,450	—	21,450
Re-measurement of contingent consideration	—	(6,086)	—	(5,657)
Restructuring	—	278	—	278
Total operating expenses	11,879	52,881	24,212	68,333
Loss from operations	(2,702)	(43,281)	(6,864)	(49,995)
Other expense	—	(158)	—	(158)
Interest expense, net	(770)	(353)	(1,457)	(644)
Foreign currency gain (loss), net	373	(299)	152	(79)
Loss before income taxes and noncontrolling interest	(3,099)	(44,091)	(8,169)	(50,876)
Income tax (provision) benefit	(7)	5,251	107	5,430
Consolidated net loss	(3,106)	(38,840)	(8,062)	(45,446)
Less: Loss attributable to noncontrolling interest	211	2,469	386	2,846
Net loss attributable to Identive Group, Inc. stockholders’ equity	$(2,895)	$(36,371)	$(7,676)	$(42,600)
Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.05)	$(0.61)	$(0.13)	$(0.72)
Weighted average shares used to compute basic and diluted loss per share	62,248	59,686	61,246	59,143

(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements, for more details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		Restated (A)		Restated (A)
	2013	2012	2013	2012
Consolidated net loss	$(3,106)	$(38,840)	$(8,062)	$(45,446)
Other comprehensive (loss) income, net of tax of nil:
Unrealized gain on defined benefit plans	18	—	37	—
Foreign currency translation loss	(276)	(1,310)	(459)	(568)
Total other comprehensive loss	(258)	(1,310)	(422)	(568)
Consolidated comprehensive loss	(3,364)	(40,150)	(8,484)	(46,014)
Less: Comprehensive loss attributable to noncontrolling interest	214	2,667	452	3,084
Comprehensive loss attributable to Identive Group, Inc. stockholders’ equity	$(3,150)	$(37,483)	$(8,032)	$(42,930)

(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements, for more details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	June 30, 2013	December 31, 2012 (A)
ASSETS
Current assets:
Cash and cash equivalents	$3,690	$7,378
Accounts receivable, net of allowances of $ 338 and $ 401 as of June 30, 2013 and December 31, 2012, respectively	14,446	17,261
Inventories	11,776	8,892
Prepaid expenses and other current assets	2,983	3,659
Total current assets	32,895	37,190
Property and equipment, net	9,077	8,892
Goodwill	44,950	45,270
Intangible assets, net	11,009	11,882
Other assets	1,315	1,671
Total assets	$99,246	$104,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,983	$12,926
Liability to related party	1,574	1,552
Liability for consumer cards	5,680	5,811
Financial liabilities	4,872	4,532
Deferred revenue	3,209	2,843
Accrued compensation and related benefits	3,338	3,164
Other accrued expenses and liabilities	6,685	6,490
Total current liabilities	38,341	37,318

Long-term liability to related party	5,934	6,177
Long-term financial liabilities	8,040	9,795
Other long-term liabilities	2,458	2,025
Total liabilities	54,773	55,315
Commitments and contingencies (see Note 13)	—	—
Stockholders’ Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $ 0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $ 0.001 par value: 130,000 shares authorized; 64,239 and 60,809 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	64	61
Additional paid-in capital	341,175	337,811
Treasury stock, 618 shares as of June 30, 2013 and December 31, 2012, respectively	(2,777)	(2,777)
Accumulated deficit	(293,687)	(286,011)
Accumulated other comprehensive income	1,023	1,379
Total Identive Group, Inc. stockholders’ equity	45,798	50,463
Noncontrolling interest	(1,325)	(873)
Total stockholders’ equity	44,473	49,590
Total liabilities and stockholders’ equity	$99,246	$104,905

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

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2012 and Six Months Ended June 30, 2013

(unaudited)

	Identive Group, Inc. Stockholders
(In thousands)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Share	Amount
Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,675)	$1,777	$1,792	$96,933
Net loss	—	—	—	—	(50,336)	—	(3,232)	(53,568)
Other comprehensive loss	—	—	—	—	—	(398)	(35)	(433)
Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with earn-out agreement	57	—	128	—	—	—	—	128
Issuance of common stock in connection with ESPP	298	1	340	—	—	—	—	341
Issuance of common stock in connection with stock bonus and incentive plans	239	—	420	—	—	—	—	420
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Stock-based compensation expense for stock options	—	—	816	—	—	—	—	816
Stock-based compensation expense for ESPP	—	—	182	—	—	—	—	182
Balances, December 31, 2012	60,809	$61	$337,811	$(2,777)	$(286,011)	$1,379	$(873)	$49,590
Net loss	—	—	—	—	(7,676)	—	(386)	(8,062)
Other comprehensive loss	—	—	—	—	—	(356)	(66)	(422)
Issuance of common stock in connection with capital raise, net of issuance costs	3,254	3	2,483	—	—	—	—	2,486
Issuance of common stock in connection with ESPP	69	—	56	—	—	—	—	56
Issuance of common stock in connection with stock bonus and incentive plans	107	—	102	—	—	—	—	102
Stock options grants in connection with stock bonus and incentive plans	—	—	48	—	—	—	—	48
Stock-based compensation expense for stock options	—	—	562	—	—	—	—	562
Stock-based compensation expense for ESPP	—	—	113	—	—	—	—	113
Balances, June 30, 2013	64,239	$64	$341,175	$(2,777)	$(293,687)	$1,023	$(1,325)	$44,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
		Restated (A)
	2013	2012
Cash flows from operating activities:
Net loss	$(8,062)	$(45,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(101)	(5,514)
Depreciation and amortization	2,070	3,540
Impairment of goodwill and long-lived assets	—	45,365
Accretion of interest to related party liability	333	379
Amortization of debt issuance costs	278	—
Interest on financial liabilities	830	223
Re-measurement of contingent consideration	—	(5,657)
Stock-based compensation expense	841	325
Pension charges	206	—
Loss on disposal of fixed assets	—	19
Changes in operating assets and liabilities:
Accounts receivable	2,663	57
Inventories	(2,944)	(770)
Prepaid expenses and other assets	676	(216)
Accounts payable	187	(973)
Liability to related party	(550)	(563)
Deferred revenue	402	1,508
Accrued expenses and other liabilities	501	(1,296)
Net cash used in operating activities	(2,670)	(9,019)
Cash flows from investing activities:
Capital expenditures	(944)	(1,538)
Net cash acquired from acquisitions	—	572
Net cash used in investing activities	(944)	(966)
Cash flows from financing activities:
Proceeds from capital raise, net of issuance costs	2,486	—
Proceeds from issuance of common stock under employee stock purchase plan	56	178
Cash paid for acquisition of noncontrolling interest	—	(500)
Payments on financial liabilities	(2,383)	(954)
Net cash provided by (used in) financing activities	159	(1,276)
Effect of exchange rates on cash and cash equivalents	(233)	360
Net decrease in cash and cash equivalents	(3,688)	(10,901)
Cash and cash equivalents at beginning of period	7,378	17,239
Cash and cash equivalents at end of period	$3,690	$6,338

Supplemental disclosures of cash flows information:
Common stock issued in connection with business combinations	$—	$3,041
Common stock issued in connection with stock bonus and incentive plans	$55	$273
Common stock issued in connection with acquiring noncontrolling interest	$—	$1,168
Stock option grants in connection with stock bonus and incentive plans	$48	$99
Property and equipment subject to accounts payable	$395	$211
Leasehold improvements funded by lease incentives	$492	$—

(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements, for more details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of approximately $293.7 million as of June 30, 2013. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing or dispose of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, like the sequester, cause a significant adverse impact on its revenues, expenses or savings from its cost reduction activities, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of recently acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions, or disposing of non-performing or underperforming assets. The Company may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as it may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect the Company’s ability to fund operations.

Reclassifications and Restatements

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the condensed consolidated statements of operations, the amount related to re-measurement of contingent consideration was classified as a non-operating item in the Company’s Form 10-Q filing for the second quarter of 2012, and is now presented as part of operating expenses/income in the Company’s condensed consolidated statements of operations. This change in presentation did not have any impact on the consolidated net loss as reported in the Company’s second quarter financial statements for 2012. In addition, net revenues and cost of revenues are split into products and services revenues and, as a result, prior period revenues and cost of revenues have also been reclassified to conform to the current period presentation.

As stated in Note 17 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K, the Company determined that the income tax benefit related to its impairment of certain intangible assets as reported for the second quarter of 2012 was misstated. An income tax benefit of approximately $5.5 million should have been recorded in the Company’s Form 10-Q for the three and six months ended June 30, 2012. As a result, consolidated net loss was overstated by approximately $5.5 million and loss per share was overstated by $(0.09) during such periods. The amounts presented for the three and six months ended June 30, 2012 have been restated to correct the impact of such error. There was no impact to the net cash used in operating activities for the six months ended June 30, 2012.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The updated accounting standard requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date, and may be applied retrospectively. The Company will adopt this standard in the first quarter of 2014 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

2. Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares and thereby obtained control of payment solution AG, a company organized under the laws of Germany (“payment solution”). In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding common stock, to the Selling Shareholders, having a value of approximately $3.0 million. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its common stock to the Selling Shareholders, having a value of approximately $1.2 million. On July 1, 2013, the Company acquired additional noncontrolling interest and increased its ownership to approximately 93.7% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company agreed to pay Euro 165,000 or approximately $216,000 in cash in three equal installments due on July 1, 2013, December 31, 2014 and December 31, 2015, respectively, to the Selling Shareholders.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2013 and December 31, 2012, there were no assets and liabilities that are measured and recognized at fair value on a recurring basis. Both as of June 30, 2013 and December 31, 2012, the maximum possible amounts payable for contingent consideration related to the acquisition of idOnDemand was $10.0 million and the acquisition of polyright was $0.3 million; however, the earn-out liability remains zero as there were no significant changes in the range of outcomes for such contingent consideration.

As of June 30, 2012, the Company’s liability measured at fair value on a recurring basis includes contingent consideration related to the acquisitions of idOnDemand and polyright, and is as follows (in thousands):

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding	Maximum amount payable	Amount paid	Expense (income) recognized for changes in fair value	Amount outstanding

Contingent consideration:
idOnDemand	$21,000	$—	$(5,875)	$—	$21,000	$—	$(5,463)	$—
polyright	737	—	(211)	108	737	—	(194)	108
	$21,737	$—	$(6,086)	$108	$21,737	$—	$(5,657)	$108

Under their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of their respective acquisition agreements. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the respective acquisition dates for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments, except for $0.1 million related to polyright. As a result, the total earn-out liability of $5.8 million was reduced to $0.1 million in accordance with ASC 480. As of June 30, 2012, the Company remeasured the total contingent consideration to fair value and recognized $6.1 million and $5.7 million as a credit to expense during the three and six months ended June 30, 2012, respectively, as disclosed in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of June 30, 2013, there were no assets and liabilities that are measured and recognized at fair value on a non-recurring basis.

As of December 31, 2012, there were no liabilities that are measured and recognized at fair value on a non-recurring basis. The Company’s intangible assets are measured at fair value on a non-recurring basis if impairment is indicated. During the year ended December 31, 2012, intangible assets were measured at fair value resulting in an impairment charge of $24.8 million, of which $23.9 million was recorded during the three months ended June 30, 2012 and $0.9 million was recorded during the three months ended September 30, 2012 in the consolidated statements of operations. The Company measured the fair value of these assets primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets, for further information.

4. Stockholders’ Equity of Identive Group, Inc.

Sale of Common Stock

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 251,799 shares of Common Stock (“Commitment Shares”) and is required to issue up to 323,741 additional shares of Common Stock on a pro rata basis for any additional purchases the Company requires LPC to make under the Purchase Agreement over its duration. The Company will not receive any cash proceeds from the issuance of these 251,799 shares or the 323,741 shares that may be issued if subsequent funding is received by the Company.

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

All shares of Common Stock to be issued and sold to LPC under the Purchase Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-173576), filed with the Securities and Exchange Commission in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on May 3, 2011, and the prospectus supplement thereto dated April 16, 2013. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations.

On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of approximately $1.5 million after recording approximately $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 284,173 shares of Common Stock consisting of 251,799 as Commitment Shares and 32,374 additional pro-rated shares of Common Stock. Subsequent to the initial purchase, the Company directed LPC to purchase 1,200,000 shares of Common Stock during the three months ended June 30, 2013 for a net consideration of approximately $1.0 million and issued 15,748 additional pro-rated shares of Common Stock.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2013 and June 30, 2012, the plan automatically reset and a new offering period began on July 1, 2013 and July 1, 2012, respectively. As of January 1, 2013 and 2012, respectively, the aggregate number of shares reserved for issuance under the ESPP was automatically increased by 750,000 shares each in accordance with the terms of the plan. There were 68,606 shares of common stock issued under the ESPP during the six months ended June 30, 2013. As of June 30, 2013, there are 3,133,153 shares reserved for future grants under the ESPP.

The following table illustrates the stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$12	$9	$28	$14
Research and development	9	11	21	16
Selling and marketing	14	15	33	24
General and administrative	14	15	31	22
Total	$49	$50	$113	$76

As of June 30, 2013, there was $0.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods of twenty-four months.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board of Directors (the “Board”) or a committee thereof the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans, the majority of which are stockholder approved, consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (the “2007 Plan”), the Bluehill ID AG Executive Bonus Plan and Share Option Plan (the “Bluehill Plans”), the 2010 Bonus and Incentive Plan (the “2010 Plan”), and the 2011 Incentive Compensation Plan (the “2011 Plan”).

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

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company’s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, Company executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the Company’s executives and key employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation

Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan. As of June 30, 2013, a total of 1.1 million shares have been issued pursuant to the 2011 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board of Directors. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through June 30, 2013, a total of 3.7 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$4	$—	$4	$1
Research and development	3	1	3	9
Selling and marketing	60	(51)	112	42
General and administrative	(16)	(384)	47	(124)
Total	$51	$(434)	$166	$(72)

During the three months ended June 30, 2012, the Company’s outlook for the remainder of 2012 deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s products, and the Company reduced its forecasted revenue, gross margin and operating profit. This resulted in a significant reduction in the expected amount for annual bonus payouts compared with the amounts expected to be paid as of the end of the previous quarter. In addition, one employee left the Company during the second quarter of 2012 and did not accept the bonus awarded to him for 2011. As a result, the Company recorded a net credit of $0.4 million for bonus accruals in its condensed consolidated statements of operations during the three months ended June 30, 2012. As of June 30, 2013 and 2012, $0.2 million and $0.1 million, respectively, were accrued for and included in the accrued compensation and related benefits in the respective consolidated balance sheets for the periods.

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

As of June 30, 2013, an aggregate of approximately 0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.2 million options were outstanding under the 2000 Stock Option Plan, 1.1 million options were outstanding under the 2007 Plan, and 3.5 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the six months ended June 30, 2013 and for the year ended December 31, 2012 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2012	10,114,332	2,266,821	$2.86	$49,298	5.90
Authorized
Granted	(2,447,033)	2,208,110	$1.17			238,923	$419,824
Cancelled or Expired	101,740	(425,959)	$2.85
Exercised
Balance at December 31, 2012	7,769,039	4,048,972	$1.94	$825,309	7.43
Authorized
Granted	(1,302,603)	1,195,386	$0.93			107,217	$100,981
Cancelled or Expired	150,036	(274,591)	$2.14
Exercised		(188)	$0.72
Balance at June 30, 2013	6,616,472	4,969,579	$1.69	$—	7.50
Vested or expected to vest at June 30, 2013		4,556,613	$1.75	$—	7.32
Exercisable at June 30, 2013		3,047,452	$2.07	$—	6.29

The following table summarizes information about options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $ 0.80	1,211,791	9.49	$0.77	116,719	$0.72
$ 0.81 - $ 1.20	1,328,022	9.08	1.13	1,171,022	1.15
$1.21 - $ 2.40	1,141,103	6.90	1.82	565,541	2.20
$2.41 - $ 3.15	996,508	4.92	2.70	902,015	2.72
$ 3.16 - $ 8.34	292,155	3.19	4.05	292,155	4.05
$0.72 - $ 8.34	4,969,579	7. 50	$1.69	3,047,452	$2.07

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2013 was $0.82 and $0.93, respectively. The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2012 was $1.20 and $1.33, respectively. During the three and six months ended June 30, 2013, zero options and 188 options, respectively, were exercised. During the three and six months ended June 30, 2012, no options were exercised. Cash proceeds from the exercise of stock options were zero and $135 during the three and six months ended June 30, 2013, respectively.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$3	$2	$7	$5
Research and development	19	12	41	20
Selling and marketing	82	72	181	132
General and administrative	162	86	333	131
Stock-based compensation expense, net of income taxes of nil	$266	$172	$562	$288

At June 30, 2013, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 3.32 years.

Common Stock Reserved for Future Issuance

As of June 30, 2013, the Company has reserved an aggregate of approximately 14.6 million shares of its common stock for future issuance under its various equity incentive plans, of which approximately 4.5 million shares are reserved for future grants under the 2011 Plan and 2010 Plan, approximately 5.0 million shares are reserved for future issuance pursuant to outstanding options under all other stock option and incentive plans, 3.1 million shares are reserved for future issuance under the ESPP and approximately 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of June 30, 2013, the Company has reserved an aggregate of approximately 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of approximately 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and approximately 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of June 30, 2013, the Company has reserved an aggregate of approximately 8.6 million shares of common stock for future issuance pursuant to outstanding warrants, consisting of approximately 3.7 million shares pursuant to outstanding warrants in connection with its November 2010 private placement and approximately 4.9 million shares pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch.

As of June 30, 2013, the Company has reserved an aggregate of approximately 14.2 million shares of common stock for future issuance for contingent consideration in connection with its acquisitions of idOnDemand and polyright, consisting of approximately 13.8 million shares and approximately 0.4 million shares, respectively. Subsequent to June 30, 2013, the Board released 10.0 million of shares of common stock reserved for future issuance for contingent consideration in connection with its acquisitions of idOnDemand based on the likelihood of achieving certain revenue and profit targets.

As of June 30, 2013, the Company has reserved an aggregate of approximately 8.8 million shares of common stock for future issuance to LPC under the Purchase Agreement.

Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2013 and 2012, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the six months ended June 30, 2013 and 2012, the total number of shares excluded from diluted loss per share relating to these securities was 0 and 4,000, respectively.

5. Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$3,907	$4,002
Work-in-process	499	248
Finished goods	7,370	4,642
Total	$11,776	$8,892

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2013	2012
Land	$280	$282
Building and leasehold improvements	2,467	1,988
Furniture, fixture and office equipment	5,283	5,067
Machinery	9,808	9,789
Software	2,210	1,812
Total	20,048	18,938
Accumulated depreciation	(10,971)	(10,046)
Property and equipment, net	$9,077	$8,892

The Company recorded depreciation expense of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2013 respectively. A net increase of $0.9 million in accumulated depreciation is due to depreciation expense of $1.2 million recorded during the year, offset by change in foreign exchange rates between the balance sheet dates of $0.3 million.

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and changes in the carrying amount of goodwill for each of the Company’s business segments as of June 30, 2013, and December 31, 2012 (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2011	$59,044	$49,478	$9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill impairment during the period	(27,084)	(18,712)	(8,372)
Goodwill measurement period adjustment	297	297	—
Currency translation adjustment	55	16	39
Balance at December 31, 2012	45,270	44,037	1,233
Currency translation adjustment	(320)	(304)	(16)
Balance at June 30, 2013	$44,950	$43,733	$1,217

The gross amount of goodwill was $72.4 million and accumulated goodwill impairment was $27.1 million as of December 31, 2012. During the year ended December 31, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. In addition, the Company also adjusted goodwill by $0.3 million in connection with its acquisitions of payment solution as a measurement period adjustment during the year ended December 31, 2012. Of the total goodwill, a certain amount of goodwill is designated in a currency other than U.S. Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates. In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. Based on the interim assessment performed during the period ended June 30, 2012, significant impairment was identified, as described below. Based on interim assessments performed year to date in 2013, no impairment indicators were identified during the six months ended June 30, 2013.

The Company performed its annual impairment test for all reporting units on December 1, 2012 and concluded that there was no impairment to goodwill during the year ended December 31, 2012, other than the impairment identified in its interim assessments. During the second quarter of 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value, and the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s offerings. These factors were considered indicators of potential impairment, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to decline in the Company’s market capitalization that occurred after the filing of its 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Prior to its goodwill impairment test, the Company first tested its long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge in its condensed consolidated statements of operations. The Company then performed its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compared the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. At the time the impairment test was performed, the Company calculated the fair value of each of its six reporting units using a combination of the market and income approaches. These reporting units included Hirsch, ID Solutions (formerly known as Multicard), payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the idOnDemand, Transponder and ID Solutions reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine the implied fair value of goodwill and compare it to the carrying amount of that goodwill to determine impairment loss.

During the second step of the goodwill impairment review, management estimated the fair value of the Company’s tangible and intangible net assets. Identified intangible assets were valued specifically for each reporting unit tested. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and ID Solutions reporting units was impaired and recorded an impairment charge of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012, of which $21.4 million was recorded during the three months ended June 30, 2012, $5.0 million was recorded during the three months ended September 30, 2012 and $0.7 million was recorded during the three months ended December 31, 2012. Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 - 1 year	1 - 2 years	12 years	6 - 15 years	4 - 15 years	1 - 10 years
Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	3	—	—	(104)	(176)	(45)	(322)
Balance at December 31, 2012	$277	$—	$—	$4,600	$10,732	$570	$16,179
Currency translation adjustment	(3)	—	—	—	(3)	—	(6)
Balance at June 30, 2013	$274	$—	$—	$4,600	$10,729	$570	$16,173
Accumulated Amortization:
Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(72)	(90)	(33)	(695)	(2,055)	(332)	(3,277)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(10)	—	—	—	45	(2)	33
Balance at December 31, 2012	$(71)	$—	$—	$(1,125)	$(2,816)	$(285)	$(4,297)
Amortization expense	(40)	—	—	(153)	(392)	(285)	(870)
Currency translation adjustment	—1	—	—	—	2	—	3
Balance at June 30, 2013	$(110)	$—	$—	$(1,278)	$(3,206)	$(570)	$(5,164)
Intangible Assets, net at June 30, 2013	$164	$—	$—	$3,322	$7,523	$—	$11,009
Intangible Assets, net at December 31, 2012	$206	$—	$—	$3,475	$7,916	$285	$11,882

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluated its amortizable intangible assets for impairment as of June 30, 2013 and December 31, 2012 and concluded that no indicators of impairment existed as of the respective dates. The Company expects to recover the remaining balance of identified intangible assets of $11 million at June 30, 2013.

As noted above, the Company performed an interim goodwill impairment analysis as of June 30, 2012 and in conjunction also performed an impairment analysis for intangible assets. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value. Accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge of $24.8 million in its condensed consolidated statements of operations during the year ended December 31, 2012, of which $23.9 million was recorded during the three months ended June 30, 2012 and $0.9 million was recorded during the three months ended September 30, 2012.

The following table illustrates the amortization expense included in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$97	$366	$193	$703
Selling and marketing	338	893	677	1,717
Total	$435	$1,259	$870	$2,420

The estimated future amortization expense of intangible assets for the next five years is as follows (in thousands):

June 30, 2013:
2013 (remaining six months)	$585
2014	1,076
2015	1,042
2016	997
2017	997
Thereafter	6,312
Total	$11,009

8. Related-Party Transactions

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the Company’s acquisition of Hirsch Electronics Corporation (“Hirsch”), effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships: Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then-president Lawrence Midland, who is now a senior vice president and a director of the Company. Following the acquisition of Hirsch, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement”). Prior its acquisition of Hirsch, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. Hirsch’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

The Company recognized $0.1 million and $0.3 million of interest expense for the interest accreted on the discounted liability amount during the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million of interest expense during the three and six months ended June 30, 2012, respectively, which is included as a component of interest expense, net in its condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, approximately $7.0 million and $7.3 million, respectively, were outstanding for related-party liability in connection with the Hirsch acquisition, of which approximately $1.1 million and $1.1 million, respectively, were shown as a current liability on the condensed consolidated balance sheets.

The payment amounts for related-party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

June 30, 2013:
2013 (remaining six months)	$548
2014	1,131
2015	1,176
2016	1,223
2017	1,272
Thereafter	4,616
Present value discount factor	(2,924)
Total	$7,042

payment solution Acquisition – Unsecured Loan.  In connection with its acquisition of payment solution, through its majority-owned subsidiary, Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $6,000 and $15,000 during the three and six months ended June 30, 2013, which is included as a component of interest expense, net, in the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, approximately $0.5 million and $0.5 million, respectively, were outstanding under the loan, which is shown as a current liability on the condensed consolidated balance sheets.

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30, 2013	December 31, 2012
Current liabilities:
Secured note	$3,171	$2,404
Acquisition debt note	—	418
Equipment financing liabilities	1,043	973
Bank loan	340	428
Bank line of credit	262	253
Mortgage loan payable to bank	56	56
Total current liabilities	$4,872	$4,532
Non-current liabilities:
Secured note	$5,179	$6,167
Equipment financing liabilities	1,065	1,619
Bank loan	1,104	1,284
Mortgage loan payable to bank	692	725
Total non-current liabilities	$8,040	$9,795
Total	$12,912	$14,327

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The obligations of the Company under the Loan Agreement and the Secured Note are secured by substantially all assets of the Company (“Collateral”). The Company received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. The issuance costs were accounted for in accordance with ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). Amongst other commitments, the Loan Agreement requires the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the Lender may, at its option, do any of the following, including: accelerate and demand payment of all or any part of the secured obligations together with a prepayment charge, declare all obligations immediately due and payable, and release, hold, sell, lease, liquidate, collect, realize upon, or otherwise dispose of all or any part of the collateral and the right to occupy, utilize, process and commingle the Collateral. The agreement also provides for definitions and construction of the Loan Agreement, terms of payment, conditions of loans, creation of security interest, representations and warranties, affirmative and negative covenants, events of default, and the Lender’s rights and remedies. In addition, under the terms of the Loan Agreement, the Company and its subsidiaries are restricted in their ability to declare or pay cash dividends or to make cash distributions, except that the Company’s subsidiaries may pay dividends and make distributions to the Company. The Loan Agreement provides that, subject to the terms and conditions contained therein (including compliance with financial covenants), beginning October 1, 2013 and continuing until December 31, 2013, the Company may request an additional advance in an aggregate amount up to $2.5 million. After full drawdown of the $10.0 million term loan, the Company has the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender. The Secured Debt Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013. In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of approximately $0.5 million and $0.9 million during the three and six months ended

June 30, 2013 in its condensed consolidated statements of operations. The Company initiated discussions with the Lender early in 2013 as it became apparent that certain of the covenant thresholds would prove difficult to maintain. The Company and the Lender entered into an amendment to the Loan Agreement on March 5, 2013 that reduced the monthly EBITDA requirement for the period January 1, 2013 through May 31, 2013. The Company entered into a second amendment to the Loan Agreement on April 22, 2013 that changes the period for the measurement of EBITDA to occur on a quarterly, rather than monthly basis. The Company and the Lender entered into a third amendment to the Loan Agreement on August 7, 2013 that changed the terms for prepayment of the loan and changed the amount of minimum EBITDA for the second, third and fourth quarter of 2013. In addition, the Lender also added a financial covenant for the Company to raise $6,000,000 in equity financing between July 1, 2013 and August 31, 2013. As of June 30, 2013, the Company was in compliance with all covenants.

Acquisition Debt Note

In connection with its acquisition of FCI Smartag Pte. Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily, and is payable within 30 months from the closing date. The acquisition debt note was fully paid off in May 2013. The Company was obligated to pay the principal and accrued interest on a quarterly basis beginning February 19, 2011. The debt note was secured by the grant of first-priority ranking legal security over all the shares and assets of Smartag. The Company recorded interest expense on the debt note of $2,000 and $7,000 during the three and six months ended June 30, 2013, respectively, and $14,000 and $32,000 during the three and six months ended June 30, 2012, respectively, in its condensed consolidated statements of operations.

Other Obligations

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank.

The equipment financing liabilities in connection with its acquisition of payment solution are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution was obligated to pay a quarterly sum of approximately $0.2 million in principal and interest during 2012. The repayments increased to approximately $0.3 million per quarter in 2013, with a final payment of approximately $0.8 million due in October 2014. The Company recorded interest expense on the equipment financing obligations of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2013, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2012, respectively, in its condensed consolidated statements of operations.

The bank loan with Kreditbank fuer Wiederaufbau, Germany (KFW) assumed in connection with the acquisition of payment solution is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of approximately $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of approximately $47,000 and $0.1 million during the three and six months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2012, respectively, in its condensed consolidated statements of operations.

The total amount that can be advanced under the revolving line of credit related to the acquisition of payment solution is approximately $0.3 million. The advances on the revolving line of credit accrue interest at a base rate of 6.25% up to 11.25%, payable quarterly. Any advances over the limit will accrue interest at 15.95%. The revolving line of credit is ongoing with no specific end date. Interest expense on the line of credit was approximately $3,000 and $6,000 during the three and six months ended June 30, 2013, respectively. Interest expense was zero during the three and six months ended June 30, 2012.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100%-owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,600 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $0.3 million. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of approximately $13,000 and $25,000 during the three and six months ended June 30, 2013, respectively, and $13,000 and $29,000 during the three and six months ended June 30, 2012, respectively, in its condensed consolidated statements of operations.

The following table summarizes the Company’s financial obligations for the next five years as of June 30, 2013:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
	(remaining six months)
Secured note	$1,746	$3,263	$3,341	$—	$—	$—	$8,350
Equipment financing liabilities	502	1,606	—	—	—	—	2,108
Bank loan (KFW)	170	339	340	340	255	—	1,444
Mortgage loan payable to bank	28	56	56	56	56	496	748
Bank line of credit	262	—	—	—	—	—	262
	$2,708	$5,264	$3,737	$396	$311	$496	$12,912

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

The Company currently has two reportable business segments, both of which focus on providing secure identification solutions. In the Identity Management segment, the Company offers solutions, systems and services through four operating units: Identity Management & Cloud Solutions, under which the Company offers access control and security systems and cloud-based credential management solutions; ID Solutions, under which the Company offers customized solutions for identity management, payment and other applications; the Tagtrail™ near field communication (“NFC”) content management platform; and the payment solution business, which provides card-based payment systems in sports stadiums and other venues. In the ID Products segment, the Company offers secure identification products through two operating units: ID Infrastructure, which provides smart card technology-based readers, terminals and other products and components; and Transponders, which provides radio frequency identification (“RFID”) and NFC inlays and inlay-based tags, labels and cards.

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

Summary information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Identity Management:
Revenues from external customers	$10,575	$14,183	$21,646	$26,888
Intersegment revenue	3	16	5	3
Total Identity Management revenue	10,578	14,199	21,651	26,891
Elimination of intersegment revenues	(3)	(16)	(5)	(3)
Total revenue	$10,575	$14,183	$21,646	$26,888
Gross profit	$4,679	$6,294	$9,757	$12,181
Gross profit %	44%	44%	45%	45%

ID Products:
Revenues from external customers	$13,020	$9,673	$23,013	$18,174
Intersegment revenue	194	161	292	174
Total ID Products revenue	13,214	9,834	23,305	18,348
Elimination of intersegment revenues	(194)	(161)	(292)	(174)
Total revenue	$13,020	$9,673	$23,013	$18,174

Gross profit	$4,498	$3,306	$7,591	$6,157
Gross profit %	35%	34%	33%	34%

Total:
Net revenue	$23,595	$23,856	$44,659	$45,062
Gross profit	9,177	9,600	17,348	18,338
Gross profit %	39%	40%	39%	41%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas:
United States	$11,908	$12,348	$21,943	$22,495
Other	155	271	381	330
Total Americas	12,063	12,619	22,324	22,825
Europe and the Middle East:
Germany	6,683	5,476	12,222	10,289
Other	2,163	2,366	4,523	5,085
Total Europe and the Middle East	8,846	7,842	16,745	15,374
Asia-Pacific:
Singapore	1,739	2,220	3,213	4,593
Other	947	1,175	2,377	2,270
Total Asia-Pacific	2,686	3,395	5,590	6,863
Total	$23,595	$23,856	$44,659	$45,062
Revenues:
Americas	51%	53%	50%	51%
Europe	38%	33%	37%	34%
Asia-Pacific	11%	14%	13%	15%
Total	100%	100%	100%	100%

No customers exceeded 10% of total revenue during the three and six months ended June 30, 2013 or 2012. No customer represented 10% of the Company’s accounts receivable balance at June 30, 2013 or December 31, 2012.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net
Americas:
United States	$1,857	$1,071
Other	1	1
Total Americas	1,858	1,072
Europe:
Germany	3,103	3,378
Netherlands	1,072	1,123
Other	412	412
Total Europe	4,587	4,913
Asia-Pacific
Singapore	2,520	2,799
Other	112	108
Total Asia-Pacific	2,632	2,907
Total	$9,077	$8,892

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

The net periodic pension cost for the Company’s pension plans includes the following components for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
Service cost	$79	$—	$156	$—
Interest cost	21	—	42	—
Expected return on plan assets	(15)	—	(30)	—
Amortization of prior service cost	5	—	11	—
Amortization of transition obligation	13	—	26	—
Net periodic pension cost	$103	$—	$205	$—

(1)As stated in Note 1 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K, the Company began accounting for its pension plans as defined benefit plans in the fourth quarter of 2012 as a correction of an error. Prior to that date, no amounts were recognized in the first two quarters of 2012.

12. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax and noncontrolling interest, for the first six months of 2013 are as follows (in thousands) :

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(393)	—	(393)
Amounts reclassified from AOCI	—	37	37
Net other comprehensive income (loss)	(393)	37	(356)
Balance as of June 30, 2013	$1,218	$(195)	$1,023

The reclassifications out of AOCI for the six-month period ended June 30, 2013, are as follows (in thousands, net of tax of nil):

Details about AOCI Components	Amount Reclassified from AOCI Six Months Ended June 30, 2013	Statement of Operations Presentation
Defined benefit pension plans:
Amortization of prior service costs	$11	General and administrative expenses
Amortization of transition obligation	26	General and administrative expenses
Total reclassifications for the period	$37

13. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2013 expire at various dates during the next five years.

The Company recognized rent expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2012, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual obligations as of June 30, 2013:

(in thousands)	Operating Leases	Purchase Commitments	Other Contractual Obligations	Total
2013 (remaining six months)	$1,204	$8,829	$582	$10,615
2014	1,753	709	44	2,506
2015	890	—	40	930
2016	606	—	29	635
2017	409	—	—	409
Thereafter	29	—	—	29
Total	$4,891	$9,538	$695	$15,124

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

Note 14 Subsequent Event

Secured Note

On August 7, 2013, the Company entered into an amendment to its Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Third Amendment”) pursuant to which amendments were made to (i) permit the Company to prepay a portion of the outstanding Advances (in addition to allowing full prepayment of the Advances) by paying the applicable prepayment charge together with the pro-rated End of Term Charge (as defined in the original agreement), and (ii) restate the minimum quarterly EBITDA financial covenant thresholds for fiscal year 2013. In addition, a provision was added requiring the Company to secure net proceeds of at least $6 million from sales of the Company’s equity securities between July 1, 2013 through August 31, 2013. As partial consideration for the Third Amendment, the Company issued to Hercules on August 7, 2013 a warrant to purchase such number of shares of the Company’s common stock, par value $0.001 per share, equal to the quotient derived by dividing (a) $706,364 by (b) the Exercise Price. The Exercise Price is defined in the warrant as the lowest of (a) $0.712, the closing price of the Common Stock on NASDAQ on August 6, 2013, (b) $0.81, the VWAP measured over the thirty (30) Business Day period ending August 6, 2013), or (c) the effective price per share in the equity raise described in the Third Amendment, per share. The warrant was issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the warrant is five years and contains usual and customary terms.

Private Placement

On August 14, 2013, the Company entered into subscription agreements with certain accredited and other qualified investors (the “Investors”) in connection with the private placement of up to 8,348,471 shares of its common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of its common stock at an exercise price of $1.00 per share. The gross proceeds of the sale are expected to be approximately $7.1 million and approximately 10% or $0.7 million in issuance costs in connection with the private placement. Investors have the option to withdraw their investment, without deduction of penalty or interest, if the gross proceeds at closing do not reach $8.0 million, however investors representing over 94% of the amount subscribed agreed to waive the option as of August 14, 2013. Closing is expected to occur on or about August 15, 2013.

The sale was made to accredited and other qualified investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a)(2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company agreed to promptly file a registration statement with the Securities and Exchange Commission to register the resale of the Shares and shares of common stock issuable upon exercise of the warrants. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor.

The warrants have a term of four years and will not be exercisable for six months following the date of issuance. The number of shares issuable upon exercise of the warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The issuance of additional shares would have reduced the loss per share by $0.01 for the three month and six months ended June 30, 2013.

The Company engaged a placement agent in connection with private placement outside the United States. The placement agent is entitled to cash compensation at closing of 10% of the gross proceeds secured from the non-US investors introduced by the placement agent and accepted by the Company, together with bonus compensation of warrants to purchase 1,000,000 shares of common stock and 1,000,000 shares of common stock on the same terms as those sold to investors in the offering (including registration rights) if the gross proceeds received from the non-US investors introduced by the placement agent exceed $5 million.  The placement agent is also entitled to reimbursement of legal fees and expenses up to $50,000. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder.

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

Overview

Identive Group, Inc. (“Identive,” the “Company”, “we” and “us”) provides secure identification (“Secure ID”) solutions that allow people to gain access to buildings, networks, information, systems and services – while ensuring that the physical facilities and digital assets of the organizations they interact with are protected. We leverage core identification technologies, including smart card-based security encryption and radio frequency identification (“RFID”) contactless communication, to offer a comprehensive range of Secure ID products, systems and services that help to manage the identification and granting of defined privileges to people: as consumers, employees, students or citizens. Our offerings include hardware products, software and integrated systems as well as services to address Secure ID applications including identity management, physical and logical/cyber access control, customized ID solutions and a host of RFID- and near field communication (“NFC”) -enabled applications. We serve a global customer base in the government, enterprise, consumer, education, healthcare and transportation sectors. Our business model is principally based on strong technology-driven organic growth, supported by disciplined acquisitive expansion. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

—

In our Identity Management segment we design, supply, implement and manage integrated solutions, systems and services in diverse markets that enable the secure management of credentials used for the identification of people and the granting of rights and privileges based on defined policies. Our Identity Management offerings include: integrated physical and logical (i.e., PC, network or cyber) access control and security systems and cloud-based credential management systems, which we refer to collectively as our Identity Management & Cloud Solutions; customized ID Solutions that include multifunction IDs, cashless and mobile payment systems and other solutions; and our Tagtrail NFC content management platform. Our Identity Management end-customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including public services administration, law enforcement, healthcare, banking, industrial, retail and critical infrastructure. Our Identity Management solutions primarily are offered under the Identive brand. We use HIRSCH and idOnDemand as product sub brands, Multicard as our brand for regional ID solutions offerings in select markets, and payment solutions and JustPay for our payment offerings in the sports stadium and festival markets.

—

In our ID Products segment we design and manufacture both standard and highly specialized smart card technology-based products and components (which we refer to as ID Infrastructure products) and RFID products and components, including NFC offerings (which we refer to as Transponder products), which are used in the government, enterprise and consumer markets for a number of identity-related applications, including logical access, physical access, eHealth, eGovernment, electronic ID, mobile payment, loyalty schemes, mobile advertising, and transportation and event ticketing. Our ID Infrastructure offerings include readers and terminals based both on contact and contactless smart card technology as well as readers for RFID and NFC applications, all of which are sold under the Identive brand. Our Transponder products include RFID and NFC inlays and inlay-based tags, labels, stickers and cards. Collectively, we refer to our ID Infrastructure and Transponder offerings as Identification Products, which we sell under the Identive brand and under some product specific brands, including ChipDrive, SmartCore and Smartag.

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

Our business strategy is focused on technology-driven organic growth based on both established markets and emerging opportunities for Secure ID. We work to enhance our ability to address our market opportunities and extend our product and solutions offerings through ongoing research and development programs. For example, during 2012 we completed a significant, multi-year update to our access control software and hardware platforms, made additional enhancements to our software systems for cashless payment systems and continued to develop and extend our smart card reader offerings. Additionally, to meet increasing customer demand for RFID and NFC inlays and finished transponder products such as tags, labels and cards, we have in the past added new manufacturing capacity at our production facility in Singapore and currently are expanding production capacity with the addition of assembly lines at our facility in Santa Ana and via partnerships with external transponder manufacturers.

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

During 2012 we consolidated our various Transponder and ID Infrastructure business activities into a single Identification Products organization and moved the majority of our product brands under a single market brand, Identive. We also combined our HIRSCH and idOnDemand operations into a single organization focused on Identity Management & Cloud Solutions. Currently we are engaged in combining our most recent acquisition, payment solution, into our global ID Solutions operations.

Trends in our Business

Sales Trends

Sales in the first six months of 2013 were $44.7 million, down slightly from $45.1 million in the first six months of 2012. The change year to year primarily reflects a significant decline in sales of our access control systems and services as a result of the U.S. Government budget sequester, largely offset by a strong increase in sales of our transponder products to support large NFC projects and higher sales of our smart card readers for cybersecurity programs. Unfavorable timing of orders for payment systems in Europe and lower demand in the U.S. contributed to a decline in sales in our ID Solutions business year to year, while sales in our idOnDemand business made a meaningful contribution for the first time and the receipt of significant long-term contracts for our cloud-based identity management services raised our outlook for additional and recurring revenues from this business.

Gross profit margin declined to 39% in the first six months of 2013, compared with 41% in the same period of 2012, primarily resulting from lower sales of our access control and security systems, partially offset by higher sales and stronger margins in our transponder business.

Sales in the Americas. Sales in the Americas were $22.3 million in the first six months of 2013, accounting for 50% of total revenue and down 2% compared with $22.8 million in the first six months of 2012. Sales of products and systems for employee ID programs within various U.S. government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our access control systems and services in the Americas decreased by approximately 30% in the first six months of 2013 compared with the same period of the previous year, primarily due to project and sales delays and deferrals as a result of the U.S. Government budget sequester and its impact on our federal agency customers. As a general trend, U.S. federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our access control systems remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. However, the outlook for our U.S. Government business remains uncertain in the near term as the impact of sequestration continues to be felt by our customers. To offset project and budget delays in the U.S. Government market, in recent quarters we have expanded our focus on the utility and enterprise sectors as well as on further developing our opportunities in international markets.

Sales of smart card readers and other ID Infrastructure products in the Americas were relatively unchanged in the first six months of 2013 compared with the first six months of 2012 and orders to support cybersecurity and network access projects at U.S. Government agencies appeared unaffected by sequestration. Americas sales of RFID and NFC inlays and tags in the first six months of 2013 nearly tripled over the same period of the prior year, primarily due to large NFC orders for machine to machine / electronic gaming and phone-based applications for new customers. Lower demand from local government and education customers resulted in a 13% decline in ID Solutions sales in the U.S. compared with the prior year. Sales of our idOnDemand cloud-based identity management solutions increased 55% year over year in the first six months of 2013.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $16.7 million in the first six months of 2013, accounting for 37% of total revenue and up 8% from $15.4 million the first six months of 2012. European transponder sales grew 38% in the first six months of 2013 compared with the same period of the prior year and included orders for RFID and NFC inlays and tags to support large ticketing programs and phone-based applications. Sales of smart card readers grew 5% in the first six months of 2013 compared with the same period of the prior year, primarily due to a large Citizen ID project in the Middle East. Smart card reader sales in Europe continued to be somewhat weak as citizen ID and other eGovernment programs continue to be deferred in light of continuing economic uncertainty. European sales in our ID Solutions business declined 3% in the first six months of 2013 compared with the same period of the prior year, primarily due to the timing of orders for payment systems.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $5.6 million in the first six months of 2013, accounting for 13% of total revenue and down 19% from $6.9 million the first six months of 2012. Sales of smart card reader products fell 15% during the 2013 second quarter as we migrated to a newer reader chip platform within our distribution channel; this was partially offset by growing demand for readers to support e-government applications in Japan throughout the first six months of 2013. Transponder sales to Asia/Pacific customers fell 23% in the first six months of 2013 due to the timing of orders received, some of which were pushed out into future periods. Additionally, sales in our ID Solutions business in Australia were 16% lower in the 2013 first quarter compared with the prior year as a result of variability in the size and timing of orders in this business from period to period.

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

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our access control systems to U.S. Government agencies are subject to government budget cycles and generally are highest in the third quarter of each year; however the impact of the sequester on this seasonal trend is uncertain. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. In our global ID Solutions business, a variety of local market factors including government budget cycles and seasonal sporting event schedules typically result in stronger demand in the second half of the year. Typically, sales of our RFID inlays and transponders also are marginally stronger in the second half of the year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results for the third quarter of 2013 to fall below any guidance we provide to the market or below the expectations of investors or securities analysts.

Second Quarter 2012 Impairment

As described in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, because of a significant decline in the Company’s stock price and market capitalization and changes to forecasted revenue, gross margin and operating profit in the 2012 second quarter, we undertook interim goodwill and long-lived assets impairment analyses in connection with our quarterly close as of June 30, 2012. As a result of these analyses, we recorded impairment charges to goodwill of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012, of which $21.4 million was recorded during the three months ended June 30, 2012, $5.0 million was recorded during the three months ended September 30, 2012 and $0.7 million was recorded during the three months ended December 31, 2012. In addition, we recorded impairment charges to long-lived assets of $24.8 million in its consolidated statements of operations during the year ended December 31, 2012, of which $23.9 million was recorded during the three months ended June 30, 2012 and $0.9 million was recorded during the three months ended September 30, 2012.

2012 Restructuring Plan

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

Operating Expense Trends

Our base operating expenses (research and development, sales and marketing, and general and administrative expenses) decreased 15% in the first six months of 2013 compared with the same period of 2012, primarily as a consequence of expense reductions taken under our 2012 restructuring plan as described above and our ongoing focus on reducing general and administrative spending. Additionally, the amount of amortization expense taken each quarter has declined as a result of the impairment charges taken in the second quarter of 2012.

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

Research and Development. Despite our decreased level of spending overall, we continue to invest in the development of core technology, new solutions offerings and sales and marketing capabilities to address emerging opportunities within the secure identification market that we believe hold significant long-term potential for Identive. To address the growing opportunities for trusted identity solutions and cloud-based credential issuance and management, we continue to invest in capabilities and marketing of our idOnDemand offerings. We are also investing in NFC-enabled systems, including the development of our cloud-based NFC mobile services platform, Tagtrail, and we continue to enhance our cashless payment systems and ID Solutions software. Following the launch of next generation software and hardware physical access control platforms last year, we have continued to enhance our access control offerings to reinforce and extend our customer base and accommodate new market trends such as secure mobile access. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension of our contactless platforms. In addition, we continue to enhance and broaden our RFID inlay designs and technology in the areas of NFC, payment, tag on metal, card manufacturing and medical/pharmaceutical tracking applications. Across our business we have a significant number of new patent applications and new inventions in process. We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

Results of Operations

The comparability of our operating results in the six months ended June 30, 2013 with the six months ended June 30, 2012 is impacted by our acquisition of payment solution on January 30, 2012. Results of the payment solution business have been included since its acquisition date.

Revenue

Summary information about our revenue by type and business segment for the three and six months ended June 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended June 30,		% change period to period	Six Months Ended June 30,		% change period to period
	2013	2012		2013	2012
Products
Revenues	$19,775	$18,889	5%	$36,665	$36,390	1%
% of total revenue	84%	79%		82%	81%
Services
Revenues	$3,820	$4,967	(23)%	$7,994	$8,672	(8)%
% of total revenue	16%	21%		18%	19%

Identity Management:
Revenues	$10,575	$14,183	(25)%	$21,646	$26,888	(19)%
% of total revenue	45%	59%		48%	60%
Gross profit	$4,679	$6,294		$9,757	$12,181
Gross profit %	44%	44%		45%	45%
ID Products:
Revenues	$13,020	$9,673	35%	$23,013	$18,174	27%
% of total revenue	55%	41%		52%	40%
Gross profit	$4,498	$3,306		$7,591	$6,157
Gross profit %	35%	34%		33%	34%

Total
Revenues	$23,595	$23,856	(1)%	$44,659	$45,062	(1)%
Gross profit	$9,177	$9,600		$17,348	$18,338
Gross profit %	39%	40%		39%	41%

Total revenue for the second quarter of 2013 was $23.6 million, down 1% compared with $23.9 million for the second quarter of 2012. For the first six months of 2013, revenue was $44.7 million, down 1% compared with $45.1 million for the first six months of 2012. Revenue in both the second quarter and first six months of 2013 primarily reflected higher sales of our ID Products and lower sales of our Identity Management solutions compared with the same periods of the previous year.

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

Revenue in our Identity Management segment was $10.6 million in the second quarter of 2013, down 25% from $14.2 million for the second quarter of 2012. Identity Management in the first six months of 2013 included $0.2 million of incremental revenue from the payment solution business and totaled $21.6 million, a decrease of 19% from $26.9 million in the first six months of 2012. This decrease primarily was due to project and sales delays and deferrals in our HIRSCH access control systems and services business, which declined 41% in the second quarter and 33% in the first six months of 2013, mainly as a result of the U.S. Government budget sequester. Sales levels in our ID Solutions business fell 16% in the second quarter and 8% in the first six months of 2013 compared with the previous year, primarily as a result of the timing of orders for payment systems in Europe and lower demand in the U.S. Revenue from our idOnDemand business grew 223% in the second quarter and 55% in the first six months of 2013 compared with the prior year periods, as our cloud-based identity management services begin to contribute meaningful revenue to our business for the first time.

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

Sales in our ID Products segment were $13.0 million in the second quarter of 2013, up 35% from $9.7 million in the second quarter of 2012. For the first six months of 2013, ID Products sales were $23.0 million, up 27% from $18.2 million for the first six months of 2012. The increase in both periods primarily came from higher sales of transponder products, which grew 81% in the second quarter and 50% in the first six months of 2013, primarily as a result of large NFC orders for new customers. Smart card reader sales increased 2% in the second quarter and 9% in the first six months of 2013, reflecting strong orders across several regions to support a variety of applications.

Gross Profit

Gross profit for the second quarter of 2013 was $9.2 million, or 39% of revenue, compared with $9.6 million, or 40% of revenue in the second quarter of 2012. For the first six months of 2013, gross profit was $17.3 million, or 39% of revenue, compared with $18.3 million, or 41% of revenue for the first six months of 2012.

By segment, gross profit margin for our Identity Management segment was $4.7 million, or 44% of revenue in the second quarter of 2013, compared with $6.3 million, or 44% of revenue in the second quarter of 2012. For the first six months of 2013, Identity Management gross profit margin was 45%, compared to 45% for the first six months of 2012. The stability of gross profit margin in this segment in both the second quarter and the first six months of 2013 was largely due to stable margins in our access control business, despite lower sales.

Gross profit margin for our ID Products segment was $4.5 million, or 35% of revenue for the second quarter of 2013, compared to $3.3 million, or 34% of revenue in the second quarter of 2012. For the first six months of 2013, ID Products gross profit margin was 33%, compared to 34% for the first six months of 2012. The decrease in gross profit margin primarily was due to a large smart card reader project within our ID Solutions business, for which we shipped the majority of readers in the 2013 first quarter. Margins on this project were lower shipping costs were higher than our typical orders. Gross profit margin in our Transponders business continued to improve compared with prior periods as capacity was fully utilized and product mix was favorable.

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

Research and Development Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2013	2012		2013	2012
Expenses	$2,226	$2,384	(7)%	$4,236	$4,875	(13)%
Percentage of total revenues	9%	10%		9%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the second quarter of 2013 were $2.2 million, or 9% of revenue, compared with $2.4 million, or 10% of revenue in the second quarter of 2012, a decrease of 7%. For the first six months of 2013, research and development expenses were $4.2 million, representing 9% of revenue and down 13% from $4.9 million, or 11% of revenue for the first six months of 2012. Lower research and development expenses in the second quarter and first six months of 2013 resulted from lower amortization charges, the capitalization of costs related to new software releases, the completion of some project activities and the timing of others, and the movement of some activities to lower cost regions. There were no incremental costs from payment solution in research and development expenses in the first six months of 2013.

We expect to maintain our current level of investment in research and development in terms of absolute spending in 2013, although some expenses associated with this activity may be capitalized or incurred in lower cost regions.

Selling and Marketing Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2013	2012		2013	2012
Expenses	$5,772	$6,530	(12)%	$11,491	$13,538	(15)%
Percentage of total revenues	24%	27%		26%	30%

Selling and marketing expenses consist primarily of employee compensation as well as tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Selling and marketing expenses in the second quarter of 2013 were $5.8 million, or 24% of revenue, compared with $6.5 million, or 27% of revenue in the second quarter of 2012, a decrease of 12%. For the first six months of 2013, sales and marketing expenses were $11.5 million, representing 26% of revenue, a decrease of 15% from $13.5 million, or 30% of revenue for the first six months of 2012. Decreased selling and marketing spending in both periods was a result of the corporate cost-reduction program we initiated in June 2012, as well as lower amortization charges in the 2013 periods. Incremental costs in selling and marketing expenses from payment solution in the first six months of 2013 were negligible.

We expect to modestly decrease spending in sales and marketing on an absolute basis in 2013, but enhance those resources focused on our target growth markets.

General and Administrative Expenses

(In thousands)	Three months ended June 30,		% change period to period	Six months ended June 30,		% change period to period
	2013	2012		2013	2012
Expenses	$3,881	$4,410	(12)%	$8,485	$9,934	(15)%
Percentage of total revenues	16%	18%		19%	22%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.

In the second quarter of 2013, general and administrative expenses were $3.9 million, or 16% of revenue, compared with $4.4 million, or 18% of revenue in the second quarter of 2012, a decrease of 12%. For the first six months of 2013, general and administrative expenses were $8.5 million, representing 19% of revenue and down 15% from $9.9 million, or 22% of revenue for the first six months of 2012. The decrease in general and administrative expenses in both 2013 periods resulted from ongoing efforts to reduce general and administrative expenses, lower amortization charges and our cost reduction program put in place in the second quarter of 2012. Incremental costs from payment solution in general and administrative expenses in the first six months of 2013 were negligible.

We expect to modestly reduce general and administrative spending on an absolute basis in 2013.

Long-lived Assets and Goodwill Impairment Charges

Based on interim assessments performed year to date in 2013, no impairment indicators were identified for the three and six months ended June 30, 2013. In the second quarter of 2012, as a result of a significant decline in our stock price and changes to our future forecasted revenue, gross margin and operating profit, we performed an interim goodwill impairment analysis as part of our quarterly close process. Due to the length of time necessary to measure impairment of goodwill, our analysis was not completed as of the time of the filing of our 2012 second quarter Form 10-Q and we reported a preliminary impairment charge of $21.4 million in the second quarter ended June 30, 2012. In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $23.9 million in our condensed consolidated statements of operations in the second quarter of 2012. Please see Item 1, Financial Statements, Note 7 of Notes to Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for more detailed information.

Restructuring Charges

There were no restructuring charges for the three months and six months ended June 30, 2013. Restructuring charges of $0.3 million in both the second quarter and six months of 2012 relate to the realignment of certain business operations under our 2012 Restructuring Plan, implemented in June 2012.

Re-measurement of Contingent Consideration

There were no amounts recorded for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012 a credit of $6.1 million and $5.7 million, respectively, was recorded for reductions to the amount of performance-based earn-outs payable related to the polyright and idOnDemand acquisitions, following the remeasurement of this contingent consideration as of June 30, 2012. Please see Item 1, Financial Statements, Note 3 of Notes to Condensed Consolidated Financial Statements, Fair Value Measurements, for more detailed information.

Other Expense

There were no amounts recorded for the three and six months ended June 30, 2013. Other expense of $0.2 million in the second quarter and first six months of 2012 related to the loss recognized on sale of a subsidiary.

Interest Expense, Net

Interest expense, net consists of interest accretion expense for liabilities to a related party and interest on financial liabilities, offset by interest earned on invested cash. Interest expense, net was $0.8 million and $1.5 million in the three and six months ending June 30, 2013, respectively and Interest expense, net was $0.4 million and $0.6 million in the three and six months ended June 30, 2012, respectively. Approximately $0.9 million of net interest expense in the first six months of 2013 relates to our loan with Hercules. Approximately $0.3 million and $0.4 million of net interest expense in the six months ended June 30, 2013 and 2012, respectively relates to interest accretion expense for a liability to a related party in the Hirsch business. Interest expense, net in both periods also includes interest paid on other financial liabilities. Please see Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more detailed information. Interest income in the three and six months ended June 30, 2013 and 2012 was immaterial.

Foreign Currency Losses, Net

We recorded foreign currency gains of $0.4 million and $0.2 million for the second quarter and first six months of 2013, respectively. We recorded foreign currency losses of $0.3 million and $0.1 million for the second quarter and first six months of 2012, respectively. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We record a provision for income taxes of $7,000 and a benefit for income taxes of $0.1 million for the second quarter and first six months of 2013, respectively, reflecting an effective tax rate of -0.42% for the six months ended June 30, 2013. We recorded a benefit for income taxes of $5.3 million and $5.4 million for the second quarter and first six months of 2012, respectively, reflecting an effective tax rate of 10.67% for the six months ended June 30, 2012. The effective tax rates for the six-month periods ended June 30, 2013 and June 30, 2012, differ from the federal statutory rate of 34% primarily due to change in valuation allowance, impairment of long-lived intangibles, the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the ratio of taxable earnings in foreign jurisdictions to taxable earnings in the U.S. A significant portion of the income tax benefit recorded in six months ended June 30, 2013 and 2012 relates to the impairment of certain intangible assets. The impairment has been treated as a discrete item in the calculation of effective tax rate for such periods, in accordance with the interim reporting guidance under ASC 740.  Please see Reclassifications and Restatements under Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Basis of Presentation, for more detailed information regarding income tax benefit recorded during the second quarter and first six months of 2012.

Liquidity and Capital Resources

As of June 30, 2013, our working capital, which we have defined as current assets less current liabilities, was $(5.4) million, a decrease of approximately $5.3 million compared to $(0.1) million as of December 31, 2012. The decrease in working capital reflects a $7.2 million net decrease in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, as well as a $1.1 million net increase in accounts payable, liability to related party, accrued compensation and related benefits, financial liabilities, deferred revenue, and other accrued expenses, offset by a $2.9 million increase in inventory, and a $0.1 million decrease in liability for consumer cards.

Cash and cash equivalents were $3.7 million as of June 30, 2013, a decrease of approximately $3.7 million compared to $7.4 million as of December 31, 2012 as a result of cash of $2.7 million used in operations, a cash payment of approximately $0.9 million used for capital expenditures, $2.5 million cash payments on financial liabilities, and an exchange rate effect of $0.2 million on cash and cash equivalents. The decrease is offset by $2.5 million of cash proceeds from the sale of Common Stock and $0.1 million of cash proceeds from the issuance of Common Stock under our employee stock purchase plan.

The following summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash used in operating activities	$(2,670)	$(9,019)
Cash used in investing activities	(944)	(966)
Cash provided by (used in) financing activities	159	(1,276)
Effect of exchange rate changes on cash and cash equivalents	(233)	360
Decrease in cash and cash equivalents	(3,688)	(10,901)
Cash and cash equivalents at beginning of period	7,378	17,239
Cash and cash equivalents at end of period	$3,690	$6,338

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a secured note, an acquisition debt note, a mortgage bank loan, bank loan, equipment financing liabilities, pension plan obligations, inventory purchase commitments and other contractual agreements and other payment liabilities. Gross committed operating lease obligations are approximately $4.9 million, liability to related party is approximately $10.4 million, the equipment financing liabilities are approximately $2.5 million, the bank loan is approximately $1.8 million, the secured note is approximately $9.3 million, the mortgage bank loan is approximately $1.0 million, the bank line of credit is approximately $0.3 million, pension plan obligations are $0.5 million, inventory and other purchase commitments are approximately $10.2 million, and other payment liabilities are approximately $0.3 million at June 30, 2013. Total commitments due within one year at June 30, 2013 are approximately $19.6 million and due thereafter are approximately $21.6 million.

Cash used in investing activities reflects approximately $0.9 million spent for capital expenditures, including costs for capitalized software development.

Cash used in financing activities reflects approximately $2.5 million cash proceeds from the sale of Common Stock and $0.1 million of cash proceeds from the issuance of Common Stock under our employee stock purchase plan, offset by $2.5 million paid for financial liabilities, which consist of equipment financing liabilities, a bank loan, a secured note, a mortgage loan and a debt note.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). Our obligations under the Loan Agreement and the Secured Note are secured by substantially all of our assets. We received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. Among others, the Loan Agreement requires us to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. See Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more information about this loan.

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations and conditions set forth in the Purchase

Agreement. Pursuant to the Purchase Agreement, LPC initially purchased $2,000,000 in shares of Common Stock at $1.14 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18,000,000 (subject to certain limitations) in shares of Common Stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of Common Stock. The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on prevailing market prices of Common Stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of Common Stock to LPC, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than $0.50 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.75 per share. There is no upper limit on the price per share that LPC could be obligated to pay for Common Stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of approximately $1.5 million after recording approximately $0.5 million in underwriting discounts, legal fees and issuance costs. Subsequent to the initial purchase, the Company directed LPC to purchase 1,200,000 shares of Common Stock during the three months ended June 30, 2013 for a net consideration of approximately $1.0 million. See Item 1, Financial Statements, Note 4 of Notes to Condensed Consolidated Financial Statements, Shareholders’ Equity of Identive Group, Inc., for more information about this loan.

Historically we have incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of June 30, 2013, we have a total accumulated deficit of approximately $293.7 million. During the quarter ended June 30, 2013, we sustained consolidated net losses of $3.1 million. Our working capital reduced significantly as of June 30, 2013 as compared to December 31, 2012. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next 12 months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of new products and services. These investments are in the area of research and development and sales and marketing in NFC, Identity as a Service and various access control, smart card reader and transponder technologies and products.

Our condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. For example, our financial results for the first six months of 2013 were adversely impacted by the effects of the U.S. Government budget sequester on our sales of access control and security systems to federal agencies. If, in the future, factors such as the sequester cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions, including integration of newly acquired entities into the group and elimination of duplicate general and administration expenses by expanding the scope of shared services in the Americas and European regions, or disposing of non-performing or underperforming assets. We are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings and sources of financing, should be sufficient to meet our operating and capital requirements through at least the next 12 months. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term to support working capital, invest in our technology, expand our operations, reduce outstanding debt obligations, or for other corporate purposes as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of June 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$4,891	$2,081	$2,070	$740	$—
Liability to related party	10,431	1,574	2,352	2,544	3,961
Secured note	9,348	3,780	5,568	—	—
Equipment financing liabilities	2,454	1,316	1,138	—	—
Bank loan	1,806	487	859	460	—
Bank line of credit	262	262	—	—	—
Other payment liabilities	323	191	132	—	—
Mortgage loan payable to bank	1,029	96	182	170	581
Expected payments for pension plans	466	18	76	102	270
Purchase commitments and other obligations	10,233	9,787	431	15	—
Total obligations	$41,243	$19,592	$12,808	$4,031	$4,812

Our liability to related party was acquired in connection with our acquisitions of Hirsch and payment solution. See Item 1, Financial Statements, Note 8 of Notes to Condensed Consolidated Financial Statements, Related-Party Transactions, for more information about this liability, which is listed in the table above.

The secured note relates to a loan and security agreement we entered into with Hercules Technology Growth Capital, Inc. on October 30, 2012. Equipment financing liabilities, a bank loan, and bank line of credit were acquired in connection with our acquisition of payment solution in January 2012. The mortgage loan payable to bank was acquired in connection with our acquisition of Bluehill ID in January 2010. See Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more information about the financing liabilities listed in the table above. Other payment liabilities were acquired in connection with our acquisition of payment solution in January 2012.

Our payments for pension plans related to two statutory pension plans in Switzerland which were assumed as part of the Bluehill ID acquisition in January 2010, and another Swiss statutory pension plan assumed as part of the polyright acquisition in July 2011. See Item 1, Financial Statements, Note 11 of Notes to Condensed Consolidated Financial Statements, Defined Benefit Plans, for more information about pension obligations listed in the table above.

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

During the three months ended June 30, 2013, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, of the Notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2013. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of the end of the period covered in this report, we carried out an evaluation, as required in Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of members of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that our consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weaknesses, that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting as of December 31, 2012, namely that we had an insufficient review and oversight of the recording of complex and non-routine transactions. We continue to improve our policies and procedures relating to internal controls over financial reporting, including putting in place an increased level of accounting and reporting oversight and controls at the corporate level. We expect to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, by the end of 2013.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, which we expect to occur within the current fiscal year.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first six months of 2013 related to the above-described material weakness.

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

The markets for our products are competitive and characterized by rapidly changing technology. Additionally, the demand for higher security environments, including rapid certification of identity authentication, has led to new standards, driving the need for new technology solutions. We believe that the principal competitive factors affecting the markets for our products and solutions include:

—	the extent to which products and systems must support evolving industry standards and provide interoperability;

—	the extent to which standards are widely adopted and product and system interoperability is required within industry segments;

—	the extent to which products are differentiated based on technical features, quality and reliability, ease of use, strength of distribution channels and price;

—	the ability of suppliers to quickly develop new products and integrated solutions to satisfy new market and customer requirements;

—	the total cost of ownership including installation, maintenance and expansion capability of systems; and

—	the ability to commercialize custom solutions for common customer requests.

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

In order to remain competitive and rapidly adapt to changing conditions in our industry, we may require additional investments in research and development. As noted in the Liquidity and Capital Resources section of Part I, Item 2, if we fail to realize our current plan anticipating increased revenues and improved profit margins for at least the next twelve months, we may be required to curtail investments in research and development activities. If we are required to reduce our investment in research and development, we may be unable to compete effectively with newer products and technologies, and our financial results would be adversely affected.

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

Because the markets for our products and solutions are still emerging, demand for our offerings is subject to variability from period to period. There is no assurance that demand will become more predictable as additional identity-based programs, NFC applications or SaaS solutions demonstrate success. If demand for our products and solutions does not develop further and grow sufficiently, our revenue and gross profit margins could decline or fail to grow. We cannot predict the future growth rate, if any, or size or composition of the market for any of our offerings. Our target markets have not consistently grown or developed as quickly as we have expected, and we have experienced delays in the development of new products designed to take advantage of new market opportunities. Since new target markets are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. The demand and market acceptance for our offerings, as is common for new technologies, is subject to high levels of uncertainty and risk and may be influenced by various factors, including, but not limited to, the following:

—	our ability to demonstrate to our potential customers and partners the value and benefits of new products;

—	the ability of our competitors to develop and market competitive solutions for emerging applications in our target markets and our ability to win business in advance of and against such competition;

—	the adoption and/or continuation of industry or government regulations or policies requiring the use of products or solutions such as our smart card readers or access control solutions;

—	the timing of large scale security programs involving smart cards, RFID and related technology by governments, banks and enterprises;

—

the ability of financial institutions, corporate enterprises, the U.S. Government and other governments to agree on industry specifications and to develop and deploy security applications that will drive demand for products and solutions such as ours;

—	the widespread availability of certain technologies, such as NFC-enabled mobile phones, that is required to spur demand for our products, such as our NFC tags and readers; and

—	general economic conditions, for example economic uncertainty.

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

Any future acquisition could expose us to additional significant risks, including, without limitation:

—	the use of our limited cash balance or potentially dilutive stock offerings to fund such acquisitions;

—	costs of any necessary financing, which may not be available to us on reasonable terms or at all;

—	accounting charges we might incur in connection with such acquisitions, including the future write-down or write-off of goodwill or intangible assets;

—	the difficulty and expense of integrating personnel, technologies, customer, supplier and distributor relationships, marketing efforts and facilities acquired through acquisitions;

—

integrating internal controls over financial reporting; discovering and correcting deficiencies in internal controls and other regulatory compliance, data adequacy and integrity, product quality and product liabilities;

—	diversion of management resources;

—	failure to realize anticipated benefits of the acquisition;

—	costly fees for legal and transaction-related services; and

—	the unanticipated assumption of liabilities.

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

In October 2012, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. The loan agreement also contains financial covenants that require the Company to achieve certain levels of financial performance as measured periodically in terms of our EBITDA, revenues and current ratio. If an event of default in such covenants occurs and is continuing, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. If the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this Risk Factors section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

As discussed in Liquidity and Capital Resources in Part 1, Item 2 of this report, as of June 30, 2013, we have a total accumulated deficit of approximately $293.7 million, and during the year ended December 31, 2012, we sustained a consolidated net loss of $53.6 million, of which $51.9 million related to impairment of goodwill and long-lived assets. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on a substantial part of our business, have raised significant doubt about our ability to operate as a going concern.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

—	business and economic conditions overall and in our markets;

—	the timing and amount of orders we receive from our customers that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;

—	the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business;

—	cancellations or delays of customer orders or the loss of a significant customer;

—	our ability to obtain an adequate supply of quality components on a timely basis;

—	the absence of significant backlog in our business;

—	our inventory levels and the inventory levels of our customers and indirect sales channels;

—	competition;

—	new product announcements or introductions;

—	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

—	our ability to successfully market and sell our products and solutions into new geographic or market segments;

—	the sales volume, product configuration and mix of offerings that we sell;

—	technological changes in the markets for our products and solutions;

—	the rate of adoption of industry-wide standards;

—	the rate of development of emerging markets such as NFC-based mobile applications and cashless payment;

—	reductions in the average selling prices that we are able to charge due to competition or other factors;

—	strategic acquisitions, sales and dispositions;

—	fluctuations in the value of foreign currencies against the U.S. dollar;

—	the timing and amount of marketing and research and development expenditures;

—	loss of key personnel;

—	costs related to events such as dispositions, organizational restructuring, headcount reductions; and

—	litigation or write-off of investments or goodwill.

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

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as higher security systems employing smart cards, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the budget sequester or other Congressional actions in addressing budget concerns, current economic uncertainty, downgrading of U.S. Government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, international developments such as the downgrading of European debt, delays in developing technology standards related to government security programs, the adoption of new laws or regulations or changes to existing laws or regulations pertaining to electronic security, and changes in political or social attitudes with respect to security or electronic identification issues. In addition, our efforts to obtain new business may be hindered as budgetary or economic factors distract the attention of governments or impair the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover. These same factors may also jeopardize our renewal or rebid opportunities on existing contracts. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of our products and services, our revenue and operating results would be adversely affected.

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

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including, but not limited to:

—	difficulties in staffing;

—	currency fluctuations;

—	potentially adverse tax consequences;

—	unexpected changes in regulatory requirements;

—	tariffs and other trade barriers;

—	export controls;

—	political and economic instability;

—	lack of control over the manufacturing process and ultimately over the quality of our products;

—	late delivery of our products, whether because of limited access to our product components, transportation delays and interruptions, difficulties in staffing, or disruptions such as natural disasters;

—

capacity limitations of our manufacturers, particularly in the context of new large contracts for our products, whether because our manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

—	obsolescence of our hardware products at the end of the manufacturing cycle.

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

In our business, the deployment of our solutions often involves large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the implementation of our solutions in such projects and to deploy appropriate resources, including our own project managers and third-party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in damage to our reputation or even claims for substantial monetary damages against us. In addition, we sometimes provide guarantees to customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we incur in our remedial efforts, which could materially impair profit derived from a particular project. Moreover, a portion of our revenues are derived from fixed price contracts.

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

—

divert a significant amount of time and energy to manage employees and contractors in different geographic areas and time zones, who are from diverse cultural backgrounds and who speak different languages;

—	travel between our different company offices;

—	maintain sufficient internal financial controls in multiple geographic locations that may have different control environments;

—	manage different product lines for different markets;

—	manage our supply and distribution channels across different countries and business practices; and

—	coordinate these efforts to produce an integrated business effort, focus and vision.

Any failure to effectively manage our operations globally could have a material adverse effect on our business and operating results.

We conduct a significant portion of our operations outside the U.S. and economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our results of operation.

We conduct a substantial portion of our business in Europe and Asia. Approximately 48% of our revenue in 2012 and 50% of our revenue in the first six months of 2013 was derived from customers located outside the U.S.

Because a significant number of our principal customers are located in other countries, we anticipate that international sales will continue to account for a substantial portion of our revenues. As a result, a significant portion of our sales and operations may continue to be subject to risks associated with foreign operations, any of which could impact our sales and/or our operational performance. These risks include, but are not limited to:

—	changes in foreign currency exchange rates;

—	changes in a specific country’s or region’s political or economic conditions and stability, particularly in emerging markets;

—	unexpected changes in foreign laws and regulatory requirements;

—	export controls;

—	potentially adverse tax consequences;

—	longer accounts receivable collection cycles;

—	difficulty in managing widespread sales and manufacturing operations; and

—	less effective protection of intellectual property.

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

Over the past few years, the NASDAQ Stock Market and the Frankfurt Stock Exchange have experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

—	low volumes of trading activity in our stock;

—	variations in our or our competitors’ financial and/or operational results;

—	the fluctuation in market value of comparable companies in any of our markets;

—	expected, perceived or announced relationships or transactions with third parties;

—	announcements of significant contract wins or losses;

—	comments and forecasts by securities analysts;

—	trading patterns of our stock on the NASDAQ Stock Market or the Frankfurt Stock Exchange;

—	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;

—	loss of key personnel;

—	announcements of technological innovations or new products by us or our competitors;

—	announcements of dispositions, organizational restructuring, headcount reductions, litigation or write-off of investments;

—	litigation developments; and

—	general market downturns.

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

Our common stock currently is listed on The NASDAQ Global Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Global Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. While we believe that we will be able to achieve improved financial performance and that this will increase our stock price and allow us to regain compliance within the 180-day period allowed, we cannot guarantee that this will occur, and we may be required to take action to improve the price of our common stock, for example by seeking approval for a reverse stock split. If our common stock ceases to be listed for trading on The NASDAQ Global Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In April 2013 we issued 2,038,559 shares of Identive common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell up to $18 million of additional shares in the future. In May 2011 we issued approximately 7.8 million shares of Identive common stock in an underwritten public offering. Additionally, as of June 30, 2013, warrants to purchase approximately 8.6 million shares of Identive common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of June 30, 2013, 63,621,104 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

In addition, the Company has reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of June 30, 2013, approximately 14.6 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans,  approximately 8.6 million shares of common stock are reserved for future issuance pursuant to outstanding warrants, approximately 14.2 million shares of common stock are reserved for future issuance for contingent consideration in connection with its acquisitions of idOnDemand and polyright, approximately 3.3 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID AG and approximately 8.8 million shares of common stock are reserved for future issuance to LPC. Subsequent to June 30, 2013, the Board released 10.0 million of shares of common stock reserved for future issuance for contingent consideration in connection with its acquisition of idOnDemand based on the likelihood of achieving certain revenue and profit targets. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of July 31, 2013, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 12% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of July 31, 2013, the directors and officers of Identive Group collectively held approximately 7% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

The U.S. federal government, suppliers to the federal government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations pertaining to security. Some of the laws, regulations, certifications or requirements that may stimulate new security systems sales include the following:

—	Homeland Security Presidential Directive (HSPD) 12 and Federal Information Processing Standards (FIPS) 201 produced by National Institute of Standards and Technology (NIST);

—	Federal Information Security Management Act (FISMA);

—	Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) program;

—	Sarbanes-Oxley Act of 2002 (also known as the Public Company Accounting Reform and Investor Protection Act);

—	Dodd-Frank Act;

—	Health Insurance Portability and Accountability Act (HIPAA);

—	Gramm-Leach Bliley Act of 1999 (GLBA, a.k.a., the Financial Modernization Act);

—	Customs-Trade Partnership Against Terrorism (C-TPAT);

—	Free and Secure Trade Program (FAST);

—	Chemical Facility Anti Terrorism Standards (CFATS); and

—	various codes of the Code of Federal Regulations (CFR).

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

—

the Federal Acquisition Regulations, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

—	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

—	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

—	the Foreign Corrupt Practices Act; and

—	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Changes in tax laws or the interpretation thereof, adverse tax audits and other tax matters may adversely affect our future results.

A number of factors may impact our tax position, including:

—	the jurisdictions in which profits are determined to be earned and taxed;

—	the resolution of issues arising from tax audits with various tax authorities;

—	changes in the valuation of our deferred tax assets and liabilities;

—	adjustments to estimated taxes upon finalization of various tax returns;

—	increases in expenses not deductible for tax purposes; and

—	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

As described in Controls and Procedures in Part I, Item 4 of this report, in connection with the audit of our financial statements as of and for the year ended December 31, 2012, we identified a material weakness in internal control over financial reporting. Specifically, we determined that there was insufficient review and oversight of the recording of complex and non-routine transactions. While we expect to complete the implementation of remediation measures and remediate our existing material weakness by the end of 2013, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

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

IDENTIVE GROUP, INC.

August 14, 2013	By:	/S/ AYMAN S. ASHOUR
Ayman S. Ashour
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Director)

August 14, 2013	By:	/S/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1

Form of Warrant issued in connection with Subscription Agreement August 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29440).)

10.1	Form of Subscription Agreement August 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29440).)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 401T of Regulation S-T, the interactive files on Exhibit 101 are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.