Form 10-Q
period 2013-09-30
IDENTIVE GROUP, INC.
filed 2013-11-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No  ☑

At November 11, 2013, 74,128,747 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		Restated (A)		Restated (A)
	2013	2012	2013	2012
Net revenues:
Products	$22,756	$18,663	$59,421	$55,053
Services	3,512	4,282	11,506	12,954
Total net revenues	26,268	22,945	70,927	68,007
Cost of revenues:
Products	12,149	10,761	34,805	32,516
Services	2,796	2,464	7,451	7,433
Total cost of revenues	14,945	13,225	42,256	39,949
Gross profit	11,323	9,720	28,671	28,058
Operating expenses:
Research and development	1,956	2,019	6,192	6,894
Selling and marketing	5,606	5,440	17,097	18,978
General and administrative	4,540	4,603	13,025	14,537
Impairment of long-lived assets	325	870	325	24,785
Impairment of goodwill	22,622	4,979	22,622	26,429
Re-measurement of contingent consideration	—	—	—	(5,657)
Restructuring and severance	1,252	—	1,252	278
Total operating expenses	36,301	17,911	60,513	86,244
Loss from operations	(24,978)	(8,191)	(31,842)	(58,186)
Other income (expense)	0	23	0	(135)
Interest expense, net	(506)	(379)	(1,963)	(1,023)
Foreign currency gain (loss), net	312	(29)	464	(108)
Loss before income taxes and noncontrolling interest	(25,172)	(8,576)	(33,341)	(59,452)
Income tax (provision) benefit	(363)	(15)	(256)	5,415
Consolidated net loss	(25,535)	(8,591)	(33,597)	(54,037)
Less: Loss attributable to noncontrolling interest	1,322	678	1,708	3,524
Net loss attributable to Identive Group, Inc. stockholders’ equity	$(24,213)	$(7,913)	$(31,889)	$(50,513)
Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.35)	$(0.13)	$(0.50)	$(0.85)
Weighted average shares used to compute basic and diluted loss per share	68,518	60,033	63,697	59,441

(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		Restated (A)		Restated (A)
	2013	2012	2013	2012
Consolidated net loss	$(25,535)	$(8,591)	$(33,597)	$(54,037)
Other comprehensive (loss) income, net of tax of nil:
Unrealized gain on defined benefit plans	18	—	55	—
Foreign currency translation (loss) gain	(238)	236	(697)	(332)
Total other comprehensive (loss) income	(220)	236	(642)	(332)
Consolidated comprehensive loss	(25,755)	(8,355)	(34,239)	(54,369)
Less: Comprehensive loss attributable to noncontrolling interest	1,312	599	1,764	3,683
Comprehensive loss attributable to Identive Group, Inc. stockholders’ equity	$(24,443)	$(7,756)	$(32,475)	$(50,686)

(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30, 2013	December 31, 2012 (A)
ASSETS
Current assets:
Cash and cash equivalents	$9,541	$7,378
Accounts receivable, net of allowances of $179 and $401 as of September 30, 2013 and December 31, 2012, respectively	17,964	17,261
Inventories	11,010	8,892
Prepaid expenses and other current assets	3,282	3,659
Total current assets	41,797	37,190
Property and equipment, net	8,837	8,892
Goodwill	22,723	45,270
Intangible assets, net	10,572	11,882
Other assets	1,169	1,671
Total assets	$85,098	$104,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,365	$12,926
Liability to related party	1,606	1,552
Liability for consumer cards	6,963	5,811
Financial liabilities	6,477	4,532
Deferred revenue	3,232	2,843
Accrued compensation and related benefits	3,911	3,164
Other accrued expenses and liabilities	8,160	6,490
Total current liabilities	45,714	37,318

Long-term liability to related party	5,804	6,177
Long-term financial liabilities	4,759	9,795
Other long-term liabilities	2,964	2,025
Total liabilities	59,241	55,315
Commitments and contingencies (see Note 14)	—	—
Stockholders’ Equity:
Identive Group, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 74,140 and 60,809 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	74	61
Additional paid-in capital	348,304	337,811
Treasury stock, 618 shares as of September 30, 2013 and December 31, 2012, respectively	(2,777)	(2,777)
Accumulated deficit	(317,900)	(286,011)
Accumulated other comprehensive income	793	1,379
Total Identive Group, Inc. stockholders’ equity	28,494	50,463
Noncontrolling interest	(2,637)	(873)
Total stockholders’ equity	25,857	49,590
Total liabilities and stockholders’ equity	$85,098	$104,905

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

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Year Ended December 31, 2012 and Nine Months Ended September 30, 2013

(unaudited)

	Identive Group, Inc. Stockholders
(In thousands)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulative Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Share	Amount
Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,675)	$1,777	$1,792	$96,933
Net loss	—	—	—	—	(50,336)	—	(3,232)	(53,568)
Other comprehensive loss	—	—	—	—	—	(398)	(35)	(433)
Issuance of common stock in connection with payment solution acquisition	1,358	1	3,040	—	—	—	—	3,041
Noncontrolling interest in connection with payment solution acquisition	—	—	—	—	—	—	2,131	2,131
Issuance of common shares to acquire additional noncontrolling interest in payment solution	548	1	1,167	—	—	—	(1,168)	—
Acquisition of noncontrolling interest in idOnDemand	—	—	(139)	—	—	—	(361)	(500)
Issuance of common stock in connection with earn-out agreement	57	—	128	—	—	—	—	128
Issuance of common stock in connection with ESPP	298	1	340	—	—	—	—	341
Issuance of common stock in connection with stock bonus and incentive plans	239	—	420	—	—	—	—	420
Stock options grants in connection with stock bonus and incentive plans	—	—	99	—	—	—	—	99
Stock-based compensation expense for stock options	—	—	816	—	—	—	—	816
Stock-based compensation expense for ESPP	—	—	182	—	—	—	—	182
Balances, December 31, 2012	60,809	$61	$337,811	$(2,777)	$(286,011)	$1,379	$(873)	$49,590
Net loss	—	—	—	—	(31,889)		(1,708)	(33,597)
Other comprehensive loss	—	—	—	—	—	(586)	(56)	(642)
Acquisition of noncontrolling interest in payment solution	—	—	(217)	—	—	—	—	(217)
Issuance of common stock in connection with capital raise, net of issuance costs	3,659	4	2,769	—	—	—	—	2,773
Issuance of common stock in connection with private placement, net of issuance costs	9,348	9	6,272	—	—	—	—	6,281
Issuance of common stock in connection with ESPP	192	—	132	—	—	—	—	132
Issuance of common stock in connection with stock bonus and incentive plans	132	—	119	—	—	—	—	119
Stock options grants in connection with stock bonus and incentive plans	—	—	48	—	—	—	—	48
Stock-based compensation expense for stock options	—	—	706	—	—	—	—	706
Stock-based compensation expense for ESPP	—	—	151	—	—	—	—	151
Issuance of warrants in connection with amendment of secured debt facility	—	—	513	—	—	—	—	513
Balances, September 30, 2013	74,140	$74	$348,304	$(2,777)	$(317,900)	$793	$(2,637)	$25,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
		Restated (A)
	2013	2012
Cash flows from operating activities:
Net loss	$(33,597)	$(54,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(99)	(5,516)
Depreciation and amortization	2,981	4,575
Impairment of goodwill and long-lived assets	22,947	51,214
Accretion of interest to related party liability	470	542
Amortization of debt issuance costs	502	—
Re-measurement of contingent consideration	—	(5,657)
Stock-based compensation expense	1,139	884
Pension charges	309	—
Loss on disposal of fixed assets	57	15
Changes in operating assets and liabilities:
Accounts receivable	(702)	574
Inventories	(2,001)	(1,539)
Prepaid expenses and other assets	412	(1,598)
Accounts payable	2,377	2,427
Liability to related party	(799)	(790)
Liability for consumer cards	1,008	(272)
Deferred revenue	396	995
Accrued expenses and other liabilities	2,503	784
Net cash used in operating activities	(2,097)	(7,399)
Cash flows from investing activities:
Capital expenditures	(1,456)	(1,709)
Restricted cash deposited for capital expenditure	—	(696)
Net cash acquired from acquisitions	—	572
Net cash used in investing activities	(1,456)	(1,833)
Cash flows from financing activities:
Proceeds from capital raise, net of issuance costs	9,053	—
Proceeds from issuance of common stock under ESPP	132	341
Cash paid for acquisition of noncontrolling interest	(72)	(500)
Restricted cash related to factoring arrangement	—	(1,321)
Payments on financial liabilities	(2,681)	(868)
Changes in bank line of credit, net	(177)	129
Net cash provided by (used in) financing activities	6,255	(2,219)
Effect of exchange rates on cash and cash equivalents	(539)	503
Net increase (decrease) in cash and cash equivalents	2,163	(10,948)
Cash and cash equivalents at beginning of period	7,378	17,239
Cash and cash equivalents at end of period	$9,541	$6,291

Supplemental disclosures of cash flows information:
Common stock issued in connection with business combinations	$—	$3,041
Common stock issued in connection with stock bonus and incentive plans	$55	$324
Common stock issued in connection with acquiring noncontrolling interest	$—	$1,168
Common stock issued in connection with contingent consideration	$—	$128
Stock option grants in connection with stock bonus and incentive plans	$48	$99
Property and equipment subject to accounts payable	$351	$148
Leasehold improvements funded by lease incentives	$508	$—
(A)

Certain amounts shown in the table above have changed as compared to amounts reported in prior periods as noted in Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Reclassifications and Restatements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identive” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. In our business overall, we may experience significant variations in demand for our products quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of $318 million as of September 30, 2013. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing or dispose of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on its revenues or expenses, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. We are in the process of conducting a strategic review of our business activities with the intent of disposing of certain non-core businesses and as stated in Note 15, Subsequent Event, we have determined to sell our U.S. Multicard business group and the assets related to our Tagtrail mobile services platform. The Company may also need to raise additional funds through public or private offerings of additional debt or equity during the course from time to time as it may deem appropriate, which might cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect the Company’s ability to fund operations.

Reclassifications and Restatements

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the condensed consolidated statements of operations, the amount related to re-measurement of contingent consideration was classified as a non-operating item in the Company’s Form 10-Q filing for the third quarter of 2012, and is now presented as part of operating expenses/income. This change in presentation did not have any impact on the consolidated net loss as reported in the Company’s third quarter financial statements for 2012.

In the condensed consolidated statements of cash flows, the cash paid for the interest on financial liabilities was presented as cash outflows from financing activities in the Company’s Form 10-Q filing for the third quarter of 2012. This should have been presented as cash outflows from operating activities. As a result, cash used in operating activities was understated and cash used in financing activities was overstated by $0.5 million, respectively. The amounts for the nine months ended September 30, 2012 have been restated to correct the impact of such error.

As stated in Note 17 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K, the Company determined that the income tax benefit related to its impairment of certain intangible assets was misstated. An income tax benefit of $5.5 million should have been recorded in the Company’s Form 10-Q for the nine months ended September 30, 2012. As a result, consolidated net loss and loss per shares were overstated by $5.5 million and $0.09, respectively, during such period. The amount presented for the nine months ended September 30, 2012 has been restated to correct the impact of such error. There was no impact to the net cash used in operating activities for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The updated accounting standard is an amendment to ASU 2011-12, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013. The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

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

2. Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired approximately 58.8% of the outstanding shares and thereby obtained control of payment solution AG, a company organized under the laws of Germany (“payment solution”). In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or approximately 2.4% of its outstanding common stock, to the selling shareholders, having a value of approximately $3.0 million. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to approximately 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its common stock to the selling shareholders, having a value of approximately $1.2 million. On July 1, 2013, the Company acquired additional noncontrolling interest and increased its ownership to approximately 93.7% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company agreed to pay Euro 165,000 or $0.2 million in cash in three equal installments due on July 1, 2013, December 31, 2014 and December 31, 2015, respectively, to the selling shareholders.

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

Of the total purchase consideration, $13.3 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the payment solution acquisition is assigned to the Company’s Identity Management reportable segment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). None of the goodwill recorded as part of the payment solution acquisition will be deductible for income tax purposes. As noted in Note 7 below, the Company performed an interim goodwill and long-lived assets impairment analysis in accordance with its critical accounting policy and recorded an impairment charge in its condensed consolidated financial statements. Refer to Note 7, Goodwill and Intangible Assets, for further information.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2013 and December 31, 2012, there were no assets and liabilities that are measured and recognized at fair value on a recurring basis. As of September 30, 2013 and December 31, 2012, the maximum possible amounts payable for contingent consideration related to the acquisition of idOnDemand in April 2011 was $10.0 million and for the acquisition of polyright in July 2011 was $0.3 million; however, the earn-out liability remains zero as there were no significant changes in the range of outcomes for such contingent consideration.

As of September 30, 2012, the Company’s liability measured at fair value on a recurring basis includes contingent consideration related to the acquisitions of idOnDemand and polyright, and is as follows (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount paid	Income recognized for changes in fair value	Amount paid	Income recognized for changes in fair value
Contingent consideration:
idOnDemand	$—	$—	$—	$(5,463)
polyright	(108)	—	(108)	(194)
	$(108)	$—	$(108)	$(5,657)

Under their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of their respective acquisition agreements. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). During the nine months ended September 30, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the respective acquisition dates for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments. As a result, the Company remeasured the total contingent consideration to fair value and recognized $5.7 million as a credit to expense during the nine months ended September 30, 2012, as disclosed in the condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of September 30, 2013 and December 31, 2012, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

As of September 30, 2013 and December 31, 2012, the Company’s long-lived assets are measured at fair value on a non-recurring basis if impairment is indicated. During the nine months ended September 30, 2013 and for the year ended December 31, 2012, long-lived assets were measured at fair value resulting in an impairment charge of $0.3 million and $24.8 million, respectively, which was recorded in the condensed consolidated statements of operations. The assets impairment charge during the third quarter of 2013 was recorded due to a determination that the assets were no longer usable. The Company measured the fair value of the assets in 2012 primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations during 2012 impairment test were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets, for further information.

4. Stockholders’ Equity of Identive Group, Inc.

Private Placement

On August 14, 2013, in a private placement, the Company issued 8,348,471 shares of its common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of its common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to accredited and other qualified investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. The placement agent was paid cash compensation at closing of $0.6 million, together with bonus compensation of warrants to purchase 1,000,000 shares of common stock and 1,000,000 shares of common stock on the same terms as those sold to investors in the offering. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. As agreed, the Company subsequent filed a registration statement in September 2013 with the Securities and Exchange Commission to register the resale of the shares and shares of common stock issuable upon exercise of the warrants.

The warrants have a term of four years and will not be exercisable for six months following the date of issuance. Any warrants, or portion thereof, not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The number of shares issuable upon exercise of the warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 91.57%, risk-free interest rate of 1.08%, no dividend yield, and an expected life of four years. The fair value of the warrants is determined to be $4.0 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

Sale of Common Stock

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20,000,000 in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 251,799 shares of common stock (“Commitment Shares”) and is required to issue up to 323,741 additional shares of common stock on a pro rata basis for any additional purchases the Company requires LPC to make under the Purchase Agreement over its duration. The Company will not receive any cash proceeds from the issuance of these 251,799 shares or the 323,741 shares that may be issued if subsequent funding is received by the Company.

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

On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 284,173 shares of common stock consisting of 251,799 as Commitment Shares and 32,374 additional pro-rated shares of common stock. Subsequent to the initial purchase, the Company directed LPC to purchase 1,600,000 shares of common stock from April 17, 2013 through September 30, 2013 for a net consideration of $1.3 million and issued 20,380 additional pro-rated shares of common stock.

2011 Employee Stock Purchase Plan

In June 2011, Identive’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board of Directors (the “Board”). If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2013 and June 30, 2012, the plan automatically reset and a new offering period began on July 1, 2013 and July 1, 2012, respectively. As of January 1, 2013 and 2012, respectively, the aggregate number of shares reserved for issuance under the ESPP were automatically increased by 750,000 shares each in accordance with the terms of the plan. There were 123,507 and 192,113 shares of common stock issued under the ESPP during the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there are 3,009,646 shares reserved for future grants under the ESPP.

The following table illustrates the stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$11	$14	$39	$28
Research and development	3	11	24	27
Selling and marketing	9	26	42	50
General and administrative	15	16	46	38
Total	$38	$67	$151	$143

As of September 30, 2013, there was $0.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized on a straight-line basis over the remaining vesting periods of twenty-one months.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee thereof the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans, the majority of which are stockholder approved, consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (the “2007 Plan”), the Bluehill ID AG Executive Bonus Plan and Share Option Plan (the “Bluehill Plans”), the 2010 Bonus and Incentive Plan (the “2010 Plan”), and the 2011 Incentive Compensation Plan (the “2011 Plan”).

Stock Bonus and Incentive Plans

In connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill Plans, pursuant to which options to purchase 2.0 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. No grants have been made under these plans since the date of assumption.

In June 2010, Identive’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers and other key employees of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board (“Participants”). An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company’s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, Company executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the Company’s executives and key employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. All shares reserved and remaining available for grant under the 2010 plan were transferred to the 2011 Plan upon the adoption of the 2011 Plan (described below) and the Company utilizes all such shares for performance-based awards to Participants pursuant to the 2011 Plan. As of September 30, 2013, a total of 1.1 million shares have been issued as performance awards pursuant to the 2011 Plan.

On June 6, 2011, Identive’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or its subsidiaries. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan and the 2010 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. From June 6, 2011 through September 30, 2013, a total of 3.8 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Stock Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$3	$—	$7	$1
Research and development	3	5	6	14
Selling and marketing	68	(7)	180	35
General and administrative	42	237	89	113
Total	$116	$235	$282	$163

As of September 30, 2013 and 2012, $0.3 million and $0.1 million, respectively, were accrued for and included in the accrued compensation and related benefits in the respective consolidated balance sheets for the periods.

Stock Option Plans

Vesting terms of awards made under the Company’s stock incentive plans are generally time-based and the awards expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 25% after one year and monthly thereafter; some vesting 100% on the date of grant; some vesting 1/12th per month over one year; some vesting 100% after one year; some vesting monthly over four years; and some vesting 1/12th per month, commencing four years from the date of grant. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan and the 2010 Plan were discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, awards will no longer be granted under any of these plans.

As of September 30, 2013, an aggregate of 0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.2 million options were outstanding under the 2000 Stock Option Plan, 1.0 million options were outstanding under the 2007 Plan, and 3.4 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2013 and for the year ended December 31, 2012 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2012	10,114,332	2,266,821	$2.86	$49,298	5.90
Authorized
Granted	(2,447,033)	2,208,110	$1.17			238,923	$419,824
Cancelled or Expired	101,740	(425,959)	$2.85
Exercised
Balance at December 31, 2012	7,769,039	4,048,972	$1.94	$825,309	7.43
Authorized
Granted	(1,352,437)	1,220,725	$0.93			131,712	$118,600
Cancelled or Expired	295,889	(499,888)	$2.08
Exercised		(188)	$0.72
Balance at September 30, 2013	6,712,491	4,769,621	$1.67	$—	6.67
Vested or expected to vest at September 30, 2013		4,406,558	$1.72	$—	6.53
Exercisable at September 30, 2013		2,982,413	$2.02	$—	5.59

The following table summarizes information about options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.72 - $ 0.80	1,181,979	9.33	$0.77	150,604	$0.72
$0.81 - $ 1.20	1,289,169	7.47	1.14	1,177,461	1.15
$1.21 - $ 2.40	1,068,405	5.71	1.80	505,295	2.19
$2.41 - $ 3.13	956,113	4.36	2.69	875,098	2.71
$3.14 - $ 8.34	273,955	3.15	3.95	273,955	3.95
$0.72 - $ 8.34	4,769,621	6.67	$1.67	2,982,413	$2.02

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2013 was $0.77 and $0.93, respectively. The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2012 was $0.72 and $1.14, respectively. During the three and nine months ended September 30, 2013 and 2012, 188 options were exercised.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$3	$3	$10	$8
Research and development	14	16	55	36
Selling and marketing	40	114	221	246
General and administrative	42	157	375	288
Restructuring	45	—	45	—
Stock-based compensation expense, net of income taxes of nil	$144	$290	$706	$578

At September 30, 2013, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 2.95 years.

Common Stock Reserved for Future Issuance

As of September 30, 2013, the Company has reserved an aggregate of 14.5 million shares of its common stock for future issuance under its various equity incentive plans, of which 4.7 million shares are reserved for future grants under the 2011 Plan 4.8 million shares are reserved for future issuance pursuant to outstanding options under all other stock option and incentive plans, 3.0 million shares are reserved for future issuance under the ESPP and 2.0 million shares are reserved for future issuance under the Bluehill Plans.

As of September 30, 2013, the Company has reserved an aggregate of 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of September 30, 2013, the Company has reserved an aggregate of 18.9 million shares of common stock for future issuance pursuant to outstanding warrants, of which, 4.9 million shares are reserved pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch Electronics Corporation, 3.7 million shares are reserved pursuant to outstanding warrants in connection with its November 2010 private placement, 1.0 million shares are reserved pursuant to outstanding warrants related to the third Amendment of the Loan and Security Agreement with Hercules Technology Growth Capital, Inc. in August 2013 and 9.3 million shares are reserved pursuant to outstanding warrants issued in connection with its August 2013 private placement.

As of September 30, 2013, the Company has reserved an aggregate of 4.3 million shares of common stock for future issuance for contingent consideration in connection with its acquisitions of idOnDemand and polyright, consisting of 3.9 million shares and 0.4 million shares, respectively.

As of September 30, 2013, the Company has reserved an aggregate of 8.4 million shares of common stock for future issuance to LPC under the Purchase Agreement.

Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2013 and 2012, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. For the nine months ended September 30, 2013 and 2012, the total number of shares excluded from diluted loss per share relating to these securities was 0 and 600,000, respectively.

5. Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$3,631	$4,002
Work-in-process	602	248
Finished goods	6,777	4,642
Total	$11,010	$8,892

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2013	2012
Land	$286	$282
Building and leasehold improvements	2,531	1,988
Furniture, fixture and office equipment	5,326	5,067
Machinery	10,297	9,789
Software (1)	2,058	1,812
Total	20,498	18,938
Accumulated depreciation (2)	(11,661)	(10,046)
Property and equipment, net	$8,837	$8,892

(1)	Amounts shown as of September 30, 2013 are net of $0.2 million for software, which was impaired during the third quarter of 2013 due to a determination that it was no longer usable.

(2)

Amounts shown as of September 30, 2013 in accumulated depreciation are net of reversal of accumulated depreciation totaling $ 50,000 related to assets impaired during the third quarter of 2013 as mentioned above.

The Company recorded depreciation expense of $0.6 million and $1.8 million during the three and nine months ended September 30, 2013 respectively. A net increase of $1.6 million in accumulated depreciation is due to depreciation expense of $1.8 million recorded during the year, offset by change in foreign exchange rates between the balance sheet dates of $0.1 million, by the reversal of accumulated depreciation of $50,000 related to assets impaired, and reduction in accumulated depreciation of $50,000 related to fixed assets disposed during the nine months ended September 30, 2013.

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and changes in the carrying amount of goodwill for each of the Company’s business segments as of September 30, 2013, and December 31, 2012 (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2011	$59,044	$49,478	$9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill measurement period adjustment	297	297	—
Goodwill impairment during the period	(27,084)	(18,712)	(8,372)
Currency translation adjustment	55	16	39
Balance at December 31, 2012	45,270	44,037	1,233
Goodwill impairment during the period	(22,622)	(22,622)	—
Currency translation adjustment	75	61	14
Balance at September 30, 2013	$22,723	$21,476	$1,247

The gross amount of goodwill as of September 30, 2013 and December 31, 2012 was $72.4 million and $72.4 million, respectively and accumulated goodwill impairment was $49.7 million and $27.1 million, respectively. During the year ended December 31, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. In addition, the Company also adjusted goodwill by $0.3 million in connection with its acquisition of payment solution as a measurement period adjustment during the year ended December 31, 2012. Of the total goodwill, a certain amount of goodwill is designated in a currency other than U.S. Dollars and is adjusted at each reporting period for the change in foreign exchange rates between the balance sheet dates.

In accordance with its accounting policy and ASC 350, the Company tests its goodwill and any other intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

The Company performed its annual impairment test for all reporting units on December 1, 2012 and concluded that there was no impairment to goodwill during the year ended December 31, 2012, other than the impairment identified in its interim assessment during the second quarter of 2012, as described below. As further described below, based on interim assessment performed during the three months ended September 30, 2013, some of the impairment indicators noted above were identified and a preliminary impairment charge to goodwill was recorded in its condensed consolidated statements of operations during the three and nine months ended September 30, 2013.

The Company calculates the fair value of its reporting units using a combination of the market and income approaches and in doing so relies in part upon an independent third-party valuation report. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its condensed consolidated statements of operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess. Both in 2013 and 2012, when the impairment test was performed, the Company had six reporting units. These reporting units include Hirsch, ID Solutions, payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment.

2013 Interim Impairment Test

During the third quarter of fiscal 2013, the Company began a strategic review of certain under-performing business units for potential divestiture and to simplify the Company’s operations and market focus, and as a consequence revised its forecasted revenue, gross margin and operating profit for future periods. In addition, the Company noted certain other indicators of impairment, including a change in management following the appointment of a new chief executive officer, a sustained decline in its stock price, and as a result of the U.S. Federal budget sequester continued reduced performance in certain reporting units. Based on its reduced forecast and the indicators of impairment noted above, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of September 30, 2013. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units. As a result, the Company proceeded to the second step of the goodwill impairment test for these four reporting units to determine the implied fair value of goodwill to calculate the impairment loss, if any.

Due to the length of time necessary to measure impairment of goodwill relating to these four reporting units, the second step of the goodwill impairment analysis was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. Based on the preliminary results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units was impaired and recorded a preliminary impairment charge of $22.6 million in its condensed consolidated statements of operations during the three and nine months ended September 30, 2013. While goodwill impairment charges are preliminary, they represent Company’s best estimates as of the date of the filing of this Quarterly Report on Form 10-Q. The Company expects to complete its analysis during the fourth quarter of 2013 and will record any adjustments to this preliminary estimate at that time.

2012 Interim Impairment Test

During the second quarter of 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value, and the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s offerings. These factors were considered indicators of potential impairment, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to decline in the Company’s market capitalization that occurred after the filing of its 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the ID Solutions, idOnDemand and Transponder reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine impairment loss, if any.

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

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Cost:
Amortization period	0.25 - 1 year	1 - 2 years	12 years	6 - 12 years	4 - 12 years	1 - 10 years
Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	3	—	—	(104)	(176)	(45)	(322)
Balance at December 31, 2012	$277	$—	$—	$4,600	$10,732	$570	$16,179
Impairment of intangible assets	(277)	—	—	—	—	—	(277)
Currency translation adjustment	—	—	—	—	8	—	8
Balance at September 30, 2013	$—	$—	$—	$4,600	$10,740	$570	$15,910
Accumulated Amortization:
Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(72)	(90)	(33)	(695)	(2,055)	(332)	(3,277)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(10)	—	—	—	45	(2)	33
Balance at December 31, 2012	$(71)	$—	$—	$(1,125)	$(2,816)	$(285)	$(4,297)
Amortization expense	(59)	—	—	(230)	(589)	(285)	(1,163)
Impairment of intangible assets	130	—	—	—	—	—	130
Currency translation adjustment	—	—	—	—	(8)	—	(8)
Balance at September 30, 2013	$—	$—	$—	$(1,355)	$(3,413)	$(570)	$(5,338)
Intangible Assets, net at September 30, 2013	$—	$—	$—	$3,245	$7,327	$—	$10,572
Intangible Assets, net at December 31, 2012	$206	$—	$—	$3,475	$7,916	$285	$11,882

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization and adjusts the useful life, as appropriate and amortization is prospectively adjusted over the remaining useful live. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluated its amortizable intangible assets for impairment at the end of each reporting periods and concluded that no indicators of impairment existed, other than the periods mentioned below.

2013 Impairment Test

As noted above, the Company began a strategic review of certain under-performing business units for potential divestiture during the third quarter of fiscal 2013. As a consequence, the Company performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. As a result of this analysis, the Company identified that backlog is impaired and recorded an impairment charge in its condensed consolidated statements of operations of $0.1 million during the three and nine months ended September 30, 2013. Based on this analysis, the Company expects to recover the remaining balance of identified intangible assets of $10.6 million.

2012 Impairment Test

As noted above, the Company performed an interim goodwill impairment analysis as of June 30, 2012 and in conjunction also performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. Management determined the estimated undiscounted cash flows and the fair value of the identified intangible assets to measure the impairment loss and in doing so relied in part upon an independent third-party valuation report. The impairment analysis for intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value. Accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital

(“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data.

As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge in its condensed consolidated statements of operations of $24.8 million during the year ended December 31, 2012, of which $23.9 million was recorded during the three months ended June 30, 2012 and $0.9 million was recorded during the three months ended September 30, 2012.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$96	$91	$289	$794
Selling and marketing	197	333	874	2,050
Total	$293	$424	$1,163	$2,844

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

September 30, 2013:
2013 (remaining three months)	$388
2014	1,455
2015	1,455
2016	1,455
2017	1,455
2018 and thereafter	4,364
Total	$10,572

8. Related-Party Transactions

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the Company’s acquisition of Hirsch Electronics Corporation (“Hirsch”), effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships: Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”), whereby Hirsch was obligated to make royalty based payments to Secure Keyboards and Secure Networks. Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then-president Lawrence Midland, who is now the president and a director of the Company. Following the acquisition of Hirsch, Mr. Midland continues to own 30% of Secure Keyboards and 9% of Secure Networks.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made by Hirsch in future periods through 2020 (the “2009 Settlement Agreement”). Prior to the acquisition of Hirsch, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. Hirsch’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

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

The Company recognized $0.2 million and $0.5 million of interest expense for the interest accreted on the discounted liability amount during the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.5 million of interest expense during the three and nine months ended September 30, 2012, respectively, which is included as a component of interest expense, net in its condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, approximately $6.9 million and $7.2 million, respectively, were outstanding for related-party liability in connection with the Hirsch acquisition, of which approximately $1.1 million and $1.1 million, respectively, were shown as a current liability on the condensed consolidated balance sheets.

The payment amounts for related-party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

September 30, 2013:
2013 (remaining three months)	$274
2014	1,131
2015	1,176
2016	1,223
2017	1,272
Thereafter	4,616
Present value discount factor	(2,768)
Total	$6,924

payment solution Acquisition – Unsecured Loan.  In connection with its acquisition of payment solution, through its majority-owned subsidiary, Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or approximately $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carries an interest rate of 8% per year. There are no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, is due to be paid upon demand by Mountain Partners AG. The Company recorded interest expense on the loan of $6,900 and $21,900 during the three and nine months ended September 30, 2013, and $6,200 and $17,200 during the three and nine months ended September 30, 2012, respectively which is included as a component of interest expense, net, in the condensed consolidated statements of operations. The Company initiated discussions with Mountain Partners early in September 2013 to restructure its obligations under unsecured loan as it became apparent that it would prove difficult to continue to fulfill its obligations. The Company has not made any payments of principal or interest to Mountain Partners since it has assumed this loan in January 2012. As of September 30, 2013 and December 31, 2012, $0.5 million and $0.5 million, respectively, were outstanding under the loan, which is shown as a current liability on the condensed consolidated balance sheets.

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30, 2013	December 31, 2012
Current liabilities:
Secured note	$2,896	$2,404
Acquisition debt note	—	418
Equipment financing liabilities	1,916	973
Bank loan	1,532	428
Bank line of credit	76	253
Mortgage loan payable to bank	57	56
Total current liabilities	$6,477	$4,532
Non-current liabilities:
Secured note	$4,061	$6,167
Equipment financing liabilities	—	1,619
Bank loan	—	1,284
Mortgage loan payable to bank	698	725
Total non-current liabilities	$4,759	$9,795
Total	$11,236	$14,327

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The obligations of the

Company under the Loan Agreement and the Secured Note are secured by substantially all assets of the Company (“Collateral”). The Company received net proceeds of approximately $6.9 million after incurring approximately $0.6 million in issuance costs related to the Secured Note. The issuance costs are amortized into interest expense in accordance with ASC Topic 835-30, Imputation of Interest (“ASC 835-30”) over the term of the loan agreement. Amongst other commitments, the Loan Agreement requires the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the Lender may, at its option, do any of the following, including: accelerate and demand payment of all or any part of the secured obligations together with a prepayment charge, declare all obligations immediately due and payable, and release, hold, sell, lease, liquidate, collect, realize upon, or otherwise dispose of all or any part of the collateral and the right to occupy, utilize, process and commingle the Collateral. The agreement also provides for definitions and construction of the Loan Agreement, terms of payment, conditions of loans, creation of security interest, representations and warranties, affirmative and negative covenants, events of default, and the Lender’s rights and remedies. In addition, under the terms of the Loan Agreement, the Company and its subsidiaries are restricted in their ability to declare or pay cash dividends or to make cash distributions, except that the Company’s subsidiaries may pay dividends and make distributions to the Company. The Loan Agreement provides that, subject to the terms and conditions contained therein (including compliance with financial covenants), beginning October 1, 2013 and continuing until December 31, 2013, the Company may request an additional advance in an aggregate amount up to $2.5 million, however the Company has no intent of requesting this additional advance amount. After full drawdown of the $10.0 million term loan, the Company has the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender. The Secured Debt Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of $0.2 million and $1.1 million during the three and nine months ended September 30, 2013 in its condensed consolidated statements of operations.

The Company initiated discussions with the Lender early in 2013 as it became apparent that certain of the covenant thresholds would prove difficult to maintain. The Company and the Lender entered into a first amendment to the Loan Agreement on March 5, 2013 that reduced the monthly EBITDA requirement for the period January 1, 2013 through May 31, 2013. As consideration for the first amendment, the Company paid cash of $76,268 in fees. The Company entered into a second amendment to the Loan Agreement on April 22, 2013 that changes the period for the measurement of EBITDA to occur on a quarterly, rather than monthly basis. As consideration for the second amendment, the Company paid cash of $114,397 in fees. The Company and the Lender entered into a third amendment to the Loan Agreement on August 7, 2013 that changed the terms for prepayment of the loan and changed the amount of minimum EBITDA for the second, third and fourth quarter of 2013. The third amendment permits the Company to prepay a portion of the outstanding Advances (in addition to allowing full prepayment of the Advances) by paying the applicable prepayment charge together with the pro-rated End of Term Charge (as defined in the original agreement). In addition, the Lender also added a financial covenant for the Company to raise $6,000,000 in equity financing between July 1, 2013 and August 31, 2013. As stated in Note 4, Stockholders’ Equity of Identive Group, Inc., the Company raised $7.1 million in private placement on August 14, 2013. As of September 30, 2013, the Company was in compliance with all covenants. As consideration for the third amendment, the Company paid cash of $106,000 in fees and issued a warrant to purchase 992,084 shares of its common stock at an exercise price of $0.71 per share to Hercules on August 7, 2013. The warrant was issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the warrant is five years and contains usual and customary terms. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 99.00%, risk-free interest rate of 1.38%, no dividend yield, and an expected life of five years. The fair value of the warrants is determined to be $0.5 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and are within the control of the Company.

The considerations, both cash and equity, paid for the loan agreement amendments as mentioned above are recorded as discounts on secured note and reported in the balance sheet as an adjustment to the carrying amount of the secured debt liability and not presented as a deferred charge, pursuant to ASC 835-30. The loan agreement amendments fees are amortized into interest expense pursuant to ASC 835-30 over the remaining term of the loan agreement.

Acquisition Debt Note

In connection with its acquisition of FCI Smartag Pte. Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The debt note carries an interest rate of 6% per year, compounded daily, and is payable within 30 months from the closing date. The acquisition debt note was fully paid off in May 2013. The Company recorded interest expense on the debt note of $0 and $7,000 during the three and nine months ended September 30, 2013, respectively, and $11,000 and $43,000 during the three and nine months ended September 30, 2012, respectively, in its condensed consolidated statements of operations.

Other Obligations

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank.

The equipment financing liabilities in connection with its acquisition of payment solution are partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrue interest in the range of 8.6% to 18.6%, and interest is payable quarterly. payment solution was obligated to pay a quarterly sum of $0.2 million in principal and interest during 2012. The payments increased to $0.3 million per quarter in 2013, with a final payment of $0.8 million due in October 2014. The Company recorded interest expense on the equipment financing obligations of $0.1 million and $0.3 million during the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2012, respectively, in its condensed consolidated statements of operations. The Company initiated discussions with the lessor early in September 2013 to restructure its obligations under equipment financing liabilities as it became apparent that it would prove difficult to continue to fulfill its obligations. As a result, these liabilities are classified as “current” in accordance with ASC 470, Debt (“ASC 470”) as of September 30, 2013.

A bank loan with Kreditbank fuer Wiederaufbau, Germany (KFW) assumed in connection with the acquisition of payment solution is secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrue interest at 11.15% and interest is payable quarterly. payment solution is obligated to pay a quarterly sum of $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of $50,000 and $0.2 million during the three and nine months ended September 30, 2013, respectively, and $50,000 and $0.1 million during the three and nine months ended September 30, 2012, respectively, in its condensed consolidated statements of operations. The Company initiated discussions with KFW early in September 2013 to restructure its obligations under the bank loan as it became apparent that it would prove difficult to continue to fulfill its obligations. As a result, these bank loan liabilities are classified as “current” in accordance with ASC 470 as of September 30, 2013.

The total amount that can be advanced under the revolving line of credit related to the acquisition of payment solution is approximately $0.1 million. The advances on the revolving line of credit accrue interest at a base rate of 6.25% up to 11.25%, payable quarterly. Any advances over the limit will accrue interest at 15.95%. The revolving line of credit is ongoing with no specific end date. Interest expense on the line of credit was approximately $3,000 and $9,000 during the three and nine months ended September 30, 2013, respectively. Interest expense was $3,000 and $9,000 during the three and nine months ended September 30, 2012.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit are related to one of the 100%-owned subsidiaries of Bluehill ID and are secured by the land and building to which it relates as well as total inventory, machinery, stock, products and raw materials of the subsidiary. Amounts outstanding under the mortgage loan accrue interest at 5.50%, and interest is payable monthly. The mortgage loan will mature in 2026. The Company is obligated to pay a monthly amount of approximately $4,800 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that can be advanced under the line of credit is approximately $0.3 million. The advances on the revolving line of credit accrue interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit will accrue interest at 10.75%. The revolving line of credit is ongoing with no specific end date. The Company recorded interest expense of $16,000 and $41,000 during the three and nine months ended September 30, 2013, respectively, and $11,000 and $40,000 during the three and nine months ended September 30, 2012, respectively, in its condensed consolidated statements of operations.

The following table summarizes the Company’s financial obligations for the next five years as of September 30, 2013:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
	(remaining three months)
Secured note	$990	$2,915	$3,052	$—	$—	$—	$6,957
Equipment financing liabilities	1,916	—	—	—	—	—	1,916
Bank loan (KFW)	1,532	—	—	—	—	—	1,532
Mortgage loan payable to bank	14	57	57	57	57	513	755
Bank line of credit	76	—	—	—		—	76
	$4,528	$2,972	$3,109	$57	$57	$513	$11,236

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

The Company currently has two reportable business segments, both of which focus on providing secure identification solutions. In the Identity Management segment, the Company offers physical access control and security systems and services, cloud-based credential management solutions, customized ID solutions for identity management, payment and other applications, and card-based payment systems for sports stadiums and other venues. In the ID Products segment, the Company offers secure identification products including smart card technology-based readers, terminals and tokens, and radio frequency identification (“RFID”) and NFC inlays and inlay-based tags, labels and cards.

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

Summary information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Identity Management:
Revenues from external customers	$12,331	$13,833	$33,977	$40,721
Intersegment revenue	17	1	22	20
Total Identity Management revenue	12,348	13,834	33,999	40,741
Elimination of intersegment revenues	(17)	(1)	(22)	(20)
Total revenue	$12,331	$13,833	$33,977	$40,721
Gross profit	$5,666	$6,872	$15,422	$19,053
Gross profit %	46%	50%	45%	47%

ID Products:
Revenues from external customers	$13,937	$9,112	$36,950	$27,286
Intersegment revenue	171	106	463	414
Total ID Products revenue	14,108	9,218	37,413	27,700
Elimination of intersegment revenues	(171)	(106)	(463)	(414)
Total revenue	$13,937	$9,112	$36,950	$27,286

Gross profit	$5,657	$2,848	$13,249	$9,005
Gross profit %	41%	31%	36%	33%

Total:
Net revenue	$26,268	$22,945	$70,927	$68,007
Gross profit	11,323	9,720	28,671	28,058
Gross profit %	43%	42%	40%	41%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas:
United States	$14,873	$12,718	$36,816	$35,213
Other	78	296	459	626
Total Americas	14,951	13,014	37,275	35,839
Europe and the Middle East:
Germany	5,964	4,156	18,186	14,445
Other	2,393	2,497	6,916	7,582
Total Europe and the Middle East	8,357	6,653	25,102	22,027
Asia-Pacific:
Singapore	1,803	2,040	5,016	6,633
Other	1,157	1,238	3,534	3,508
Total Asia-Pacific	2,960	3,278	8,550	10,141
Total	$26,268	$22,945	$70,927	$68,007
Revenues:
Americas	57%	57%	53%	53%
Europe	32%	29%	35%	32%
Asia-Pacific	11%	14%	12%	15%
Total	100%	100%	100%	100%

No customers exceeded 10% of total revenue during the three and nine months ended September 30, 2013 or 2012. No customer represented 10% of the Company’s accounts receivable balance at September 30, 2013 or December 31, 2012.

The Company tracks assets by physical location. Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment, net
Americas:
United States	$1,657	$1,071
Other	1	1
Total Americas	1,658	1,072
Europe:
Germany	3,278	3,378
Netherlands	1,079	1,123
Other	347	412
Total Europe	4,704	4,913
Asia-Pacific
Singapore	2,365	2,799
Other	110	108
Total Asia-Pacific	2,475	2,907
Total	$8,837	$8,892

11. Defined Benefit Plans

The Company assumed sponsorship of two statutory pension plans in Switzerland as part of the Bluehill ID acquisition on January 4, 2010, and assumed sponsorship of another Swiss statutory pension plan as part of the polyright acquisition on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a minimum guaranteed interest rate, which is annually defined by the Swiss Federal Council and reviewed every two years. These plans are accounted for as defined benefit plans in accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”).

The net periodic pension cost for the Company’s pension plans includes the following components for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
Service cost	$80	$—	$236	$—
Interest cost	21	—	63	—
Expected return on plan assets	(15)	—	(45)	—
Amortization of prior service cost	6	—	17	—
Amortization of transition obligation	12	—	38	—
Net periodic pension cost	$104	$—	$309	$—

(1)As stated in Note 1 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K, the Company began accounting for its pension plans as defined benefit plans in the fourth quarter of 2012 as a correction of an error. Prior to that date, no amounts were recognized in the first three quarters of 2012.

12. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax and noncontrolling interest, for the first nine months of 2013 are as follows (in thousands) :

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(641)	—	(641)
Amounts reclassified from AOCI	—	55	55
Net other comprehensive income (loss)	(641)	55	(586)
Balance as of September 30, 2013	$970	$(177)	$793

The reclassifications out of AOCI for the nine-month period ended September 30, 2013, are as follows (in thousands, net of tax of nil):

Details about AOCI Components	Amount Reclassified from AOCI Nine Months Ended September 30, 2013	Statement of Operations Presentation
Defined benefit pension plans:
Amortization of prior service costs	$17	General and administrative expenses
Amortization of transition obligation	38	General and administrative expenses
Total reclassifications for the period	$55

13. Restructuring and Severance

During September 2013, there was a change of the Company’s chief executive officer and, as part of management’s efforts to simplify business operations, certain non-core functions were eliminated, which resulted in restructuring and severance costs of $1.3 million in both the third quarter and first nine months of 2013, primarily related to severance paid or accrued for our former chief executive officer and other employees. The amount accrued for restructuring and severance during September 2013 was $1.3 million and is outstanding as of September 30, 2013.

In June 2012 the Company announced a series of cost reduction measures designed to align its business operations with the current market and macroeconomic conditions. Cost reduction measures included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and temporary reductions in executive and management salaries and Board fees. The Company incurred restructuring charges of $0.3 million during the nine months ended September 30 2012. All restructuring actions related to the 2012 Restructuring Plan were completed in the fourth quarter of 2012.

14. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2013 expire at various dates during the next five years.

The Company recognized rent expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual obligations as of September 30, 2013:

(in thousands)	Operating Leases	Purchase Commitments	Other Contractual Obligations	Total
2013 (remaining three months)	$685	$7,834	$153	$8,672
2014	1,905	1,352	40	3,297
2015	956	—	40	996
2016	647	—	29	676
2017	410	—	—	410
Thereafter	29	—	—	29
Total	$4,632	$9,186	$262	$14,080

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

15. Subsequent Event

On November 7, 2013, the Board, after reviewing strategic options, committed to a plan designed to simplify the Company’s business structure and support a revised strategy to focus on high-growth technology trends within the security market including cloud-based services and mobile access.  This plan includes the sale of the Company’s U.S. Multicard business group as well as the sale of all of the assets related to the Company’s Tagtrail mobile services platform.  The Company expects to execute agreements to sell each of these assets in the next six months; however, the Company cannot assure any outcome or the timing of any outcome related to this process.

For financial reporting purposes, beginning in the fourth fiscal quarter of 2013, the Company intends to classify the assets related to its U.S. Multicard business group and its Tagtrail mobile services platform as discontinued operations, and expects to report income from discontinued operations and a separate expected disposal loss from the write-down to fair value of the net assets held for sale. At this time, the Company is unable in good faith to make a determination of an estimate or range of estimates with respect to the charges associated with this decision. As of September 30, 2013, the carrying amount of assets related to Company’s Tagtrail mobile services platform is insignificant. As of September 30, 2013, the carrying amounts of the major classes of assets and liabilities included as part of Multicard disposal group are as follows (in thousands):

Accounts receivable	$714
Inventories	423
Goodwill	1,310
Accounts payable	(431)
Deferred revenue	(1,039)
Accrued expenses and other liabilities	(225)

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

Overview

Identive Group, Inc. (“Identive,” the “Company”, “we” and “us”) provides trusted products and solutions that address the markets for identity management, physical and logical/cyber access control, and near field communication (“NFC”)- and radio frequency identification (“RFID”)-enabled applications for customers in the government, enterprise, consumer, education and healthcare sectors.Our offerings include hardware products, software, integrated systems and services. Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE” and the Frankfurt Stock Exchange in Germany under the symbol “INV.”

We operate in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”):

—

In our Identity Management segment we design, supply, implement and manage integrated solutions, systems and services in diverse markets that enable the secure management of credentials used for the identification of people and the granting of rights and privileges based on defined policies. Our Identity Management offerings include: integrated physical and logical (i.e., PC, network or cyber) access control and security solutions and cloud-based credential management solutions; and customized ID solutions for multifunction IDs, cashless and mobile payment programs and other applications. Our Identity Management end-customers operate in the government, education, enterprise and commercial markets and can be found in multiple vertical market segments including public services administration, military and defense, law enforcement, healthcare, banking, industrial, retail and critical infrastructure.

—

In our ID Products segment we design and manufacture both standard and highly specialized smart card technology-based products and components including readers, terminals and tokens; and RFID and NFC inlays and inlay-based tags, labels, stickers and cards. Our products are used in the government, enterprise and consumer markets for a number of identity-related applications, including logical access, physical access, eHealth, eGovernment, electronic ID, mobile payment, loyalty schemes, and transportation and event ticketing.

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and OEMs. We sell our identification products directly to end users and utilizing indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We also maintain an online marketplace for our NFC products at www.IdentiveNFC.com. We sell our Identity Management solutions primarily through systems integrators, dealers and value added local partners, though we also sell directly to end users.

Our corporate headquarters are located in Orange County California and our European and operational headquarters are located in Ismaning, Germany, where our financial reporting process is performed. We maintain facilities in Chennai, India for research and development and in Australia, Canada, Germany, Hong Kong, Japan, The Netherlands, Singapore, Switzerland and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Trends and Strategies for Growth

Since January 2010, our strategy has been to leverage our significant expertise in smart card-based security, RFID and other core identification technologies to address a broad range of applications in the security industry. In September 2013, Jason Hart, formerly an executive vice president of the company, became our chief executive officer and currently is in the process of implementing a series of strategic changes to our business. These changes include simplification of our business structure and a strategic review of our business activities. Currently we are reorganizing our business structure to operate as a single, unified company rather than as a group of individual businesses. As part of this process, we are aligning our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which will allow us to manage key activities on a global basis.  As a consequence of our strategic business review, we intend to consolidate or dispose of non-core, under-performing businesses and concentrate our focus and future investments to address high-growth technology trends within the security market including cloud-based services and mobile access. In November 2013 our Board of Directors committed to a plan to commence the implementation of a portion of this strategy. See Item 1, Financial Statements, Note 15 of Notes to Condensed Consolidated Financial Statements, Subsequent Events.  We expect that these changes will result in significant operational cost savings and intend to communicate the results of these changes more fully in early 2014.

Trends in our Business

Sales Trends

Sales in the first nine months of 2013 were $70.9 million, up 4% from $68.0 million in the first nine months of 2012. More than one-quarter of our sales come from RFID and NFC products, which have grown nearly 75% year to date primarily as a result of large orders for NFC tags and inlays to support a variety of applications and devices. Sales of our smart card readers and tokens account for approximately one-quarter of our business, and have risen 10% in 2013, reflecting continued strong demand to support cybersecurity and network access programs around the world. Growth in product sales has been partially offset by a significant decline in sales of our access control solutions as a result of the U.S. Government budget sequester. We believe this decline is temporary and in fact saw a 46% improvement in sales of access control systems in the 2013 third quarter compared with the second quarter. Access control systems typically account for approximately 30% of our sales, but currently comprise slightly less than one-quarter of our business. ID solutions contribute the majority of our remaining sales and have decreased 10% in 2013. Sales of our cloud-based identity management solution, while still a small component of our total revenue, are beginning to make a meaningful contribution following the receipt of our first significant long-term contracts in the 2013 second and third quarters.

Gross profit margin was 40% in the first nine months of 2013, compared with 41% in the same period of 2012, primarily resulting from lower sales of our access control and ID solutions, partially offset by higher sales and stronger margins in our RFID and NFC products business.

Sales in the Americas. Sales in the Americas were $37.3 million in the first nine months of 2013, accounting for 53% of total revenue and up 4% compared with $35.8 million in the first nine months of 2012. Sales of smart card readers and access control solutions for employee ID programs within various U.S. Government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our access control solutions in the Americas decreased by approximately 24% in the first nine months of 2013 compared with the same period of the previous year, primarily due to project and sales delays and deferrals as a result of the reduction in spending brought about by the U.S. Government sequester and its impact on our federal agency customers. The negative impact of the sequester was more pronounced in the first half of 2013, and sales of access control solutions improved in the 2013 third quarter as government customers adapted to their reduced budgets and prioritized spending for security programs. Third quarter access control sales also benefited from increased spending by government customers in anticipation of the October fiscal year-end, and from increased shipments of our new HIRSCH Mx™ controller to commercial customers. Sales in October have been adversely impacted by the recent U.S. Federal Government shutdown in what is typically a strong sales month. Following the shutdown our government customers have been slow to return to their normal levels of activity.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our access control solutions remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. Additionally, federal agencies have now adapted to working within the lower budget levels brought about by the sequester and in recent months have been able to prioritize security programs and projects, which provides us with better visibility as to their anticipated spending levels going forward. To expand our sales opportunities beyond the U.S. Government market, in recent months we have released new products and added sales resources to target customers within the healthcare, education and other commercial markets.

Americas sales of RFID and NFC inlays and tags in the first nine months of 2013 nearly quadrupled over the same period of the prior year, primarily due to large NFC orders for video game toy pieces, transit ticketing, mobile payment and other phone-based applications. Sales of smart card readers, tokens and related products in the Americas decreased 2% in the first nine months of 2013 and reflected stable demand to support cybersecurity and network access projects at U.S. Government agencies, despite the sequester. Lower demand from local government and education customers resulted in an 18% decline in ID solutions sales in the U.S. compared with the prior year. Sales of our cloud-based identity management solutions grew more than 400% year over year in the first nine months of 2013, reflecting initial revenues related to our first major contracts, which were received earlier in the year.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $25.1 million in the first nine months of 2013, accounting for 35% of total revenue and up 14% from $22.0 million in the first nine months of 2012. European sales of RFID and NFC products grew 58% in the first nine months of 2013 compared with the same period of the prior year and included large orders for NFC inlays and tags to support transit ticketing programs, mobile payment and other phone-based applications. Sales of smart card readers and related products grew 10% in the first nine months of 2013 compared with the same period of the prior year, primarily due to increased demand to support ID security programs in the enterprise market. European sales in our ID Solutions business declined 4% in the first nine months of 2013 compared with the same period of the prior year, primarily due to variability in projects and the timing of orders.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $8.6 million in the first nine months of 2013, accounting for 12% of total revenue and down 15% from $10.1 million the first nine months of 2012. Sales of smart card reader products fell 16% in the first nine months of 2013 compared with the previous year as we migrated to a newer reader chip platform within our distribution channel during the second and third quarters of 2013; this was partially offset by growing demand for readers to support eGovernment applications in Japan throughout the first nine months of 2013. RFID and NFC product sales to Asia/Pacific customers fell 19% in the first nine months of 2013. Additionally, sales of our ID solutions in Australia were 17% lower in the first nine months of 2013 compared with the prior year as a result of variability in the size and timing of orders in this business from period to period.

Looking forward, we expect demand will continue to increase across our markets for products, systems and solutions that address emerging applications such as physical, network and converged access control and the need to authenticate individuals to access various programs and services provided by governments, employers, retailers and other organizations. The trends towards the convergence of cyber and physical access and the marriage of contactless payment technology with mobile devices are beginning to be realized and to drive new activity from governments, enterprises and consumer applications around the world. We believe that our unique portfolio of technology, products, solutions, systems and experience position Identive to address these emergent trends and benefit from their growth.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our access control solutions to U.S. Government agencies are subject to government budget cycles and generally are highest in the third quarter of each year; however the impact of the sequester and the recent U.S. Government shutdown on this seasonal trend is uncertain. Sales of our smart card readers and chips for government programs are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and governmental budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year. Sales of our ID solutions globally are impacted by a variety of local market factors including government budget cycles and seasonal sporting event schedules, which typically results in stronger demand in the second half of the year. Sales of our RFID inlays and other products also are generally marginally stronger in the second half of the year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results for the fourth quarter of 2013 to fall below any guidance we provide to the market or below the expectations of investors or securities analysts.

Impairment

As described in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, under our accounting policy and certain accounting standards, we are required to perform an interim analysis of our goodwill and long-lived assets, when there are changes in our business that indicate potential impairment of those assets.

During the third quarter of 2013, as a consequence of a strategic review of certain underperforming parts of our business for potential divestiture and the presence of certain indicators of potential impairment, we performed an interim impairment analysis of our goodwill and long-lived assets during our quarterly close process. As a result of our analysis, we recorded a long-lived assets impairment charge of approximately $0.3 million and a preliminary goodwill impairment charge of approximately $22.6 million in our condensed consolidated statements of operations for the third quarter and first nine months of 2013. While goodwill impairment charges are preliminary, they represent our best estimates as of the date of the filing of this Quarterly Report on Form 10-Q. We expect to complete the goodwill impairment analysis during the fourth fiscal quarter of 2013 and will record any adjustments to this preliminary estimate at that time. These charges affected our financial condition and results of operation for the third quarter ended September 30, 2013; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.

During the second quarter of 2012, because of a significant decline in the Company’s stock price and market capitalization and changes to forecasted revenue, gross margin and operating profit, we undertook interim goodwill and long-lived assets impairment analyses in connection with our quarterly close process. As a result of these analyses, we recorded impairment charges to goodwill of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012, of which $21.4 million was recorded during the second quarter, $5.0 million was recorded during the third quarter and $0.7 million was recorded during fourth quarter of 2012. In addition, we recorded impairment charges to long-lived assets of $24.8 million during the year ended December 31, 2012, of which $23.9 million was recorded during the second quarter and $0.9 million was recorded during the third quarter of 2012.

Restructuring and Severance Activities

During the third quarter of 2013, there was a change of our chief executive officer and, as part of our efforts to simplify our business operations, we eliminated certain non-core functions, which resulted in restructuring and severance costs of $1.3 million, primarily related to severance paid or accrued for our former chief executive officer and other employees.

In June 2012 we announced a series of cost reduction measures designed to align our business operations with the current market and macroeconomic conditions. Cost reduction measures included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. All restructuring actions were completed in the fourth quarter of 2012.

Operating Expense Trends

Our base operating expenses (research and development, selling and marketing, and general and administrative expenses), which includes amortization expense from intangible assets, decreased $4.1 million or 10% in the first nine months of 2013 compared with the same period of 2012, primarily as a consequence of expense reductions taken under our 2012 restructuring plan as described above and reduced amortization expense in 2013 as a result of impairment of certain intangible assets in 2012.

As noted under Recent Trends and Strategies for Growth above, we are in the process of simplifying our global business structure and disposing of under-performing businesses and expect that these changes will result in significant operational cost savings, which we intend to communicate more fully once completed.

We have made and continue to make significant investments in the development of products and solutions to position the Company to benefit from the expected growth of the emerging markets for cloud-based identity management, secure mobile authentication and other applications. As these markets do not yet offer significant revenue opportunities, our sales in these areas currently are relatively small and not yet able to compensate for the level of investment required to participate in these markets. In recent periods this has contributed significantly to our operational losses. Additionally, to meet increasing customer demand for RFID and NFC inlays, tags, labels and cards, we have in the past added new manufacturing capacity at our production facility in Singapore and currently are expanding production capacity with the addition of assembly lines at our facility in California and via partnerships with external manufacturers.

Research and Development. We continue to invest in the development of core technology, new solutions offerings and sales and marketing capabilities to address emerging opportunities that we believe hold significant long-term potential for our company. To address the growing opportunities for trusted identity solutions and cloud-based credential issuance and management, we continue to invest in extending our capabilities and expanding our data centers and marketing to support our offerings. Following the launch of next generation physical access control software and hardware platforms in 2012, we have continued to enhance our access control offerings to reinforce and extend our customer base and accommodate new market trends such as secure mobile access. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical/cyber access, and in the extension of our contactless platforms. In addition, we continue to enhance and broaden our RFID and NFC inlay designs and technology in the areas of payment, tag on metal, card manufacturing and medical/pharmaceutical tracking applications. Across our business we have new inventions and a number of new patent applications.

We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development.

Results of Operations

The comparability of our operating results in the nine months ended September 30, 2013 with the nine months ended September 30, 2012 is impacted by our acquisition of payment solution on January 30, 2012. Results of the payment solution business have been included since its acquisition date.

Revenue

Summary information about our revenue by type and business segment for the three and nine months ended September 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended September 30,		% change period to period	Nine Months Ended September 30,		% change period to period
	2013	2012		2013	2012
Products
Revenues	$22,756	$18,663	22%	$59,421	$55,053	8%
% of total revenue	87%	81%		84%	81%
Services
Revenues	$3,512	$4,282	(18)%	$11,506	$12,954	(11)%
% of total revenue	13%	19%		16%	19%

Identity Management:
Revenues	$12,331	$13,833	(11)%	$33,977	$40,721	(17)%
% of total revenue	47%	60%		48%	60%
Gross profit	$5,666	$6,872		$15,422	$19,053
Gross profit %	46%	50%		45%	47%
ID Products:
Revenues	$13,937	$9,112	53%	$36,950	$27,286	35%
% of total revenue	53%	40%		52%	40%
Gross profit	$5,657	$2,848		$13,249	$9,005
Gross profit %	41%	31%		36%	33%

Total
Revenues	$26,268	$22,945	14%	$70,927	$68,007	4%
Gross profit	$11,323	$9,720		$28,671	$28,058
Gross profit %	43%	42%		40%	41%

Total revenue for the third quarter of 2013 was $26.3 million, up 14% compared with $22.9 million for the third quarter of 2012. For the first nine months of 2013, revenue was $70.9 million, up 4% compared with $68.0 million for the first nine months of 2012. Revenue in both the third quarter and first nine months of 2013 primarily reflected higher sales of our ID Products and lower sales of our Identity Management solutions compared with the same periods of the previous year.

Product revenue includes sales of all non-service related products, software and systems. Services revenue includes sales of payment-related services, professional consulting services and annual maintenance contracts.

In our Identity Management segment we provide solutions and services that enable the secure management of credentials in diverse markets. These solutions include access control, customized ID solutions and cloud-based identity management. The majority of sales in our Identity Management segment are made to customers in the government, education, enterprise and commercial markets and encompass vertical market segments including payment, healthcare, banking, industrial, retail and critical infrastructure. Because of the complex nature of the problems we address for our Identity Management customers, pricing pressure is not prevalent in this segment.

Revenue in our Identity Management segment was $12.3 million in the third quarter of 2013, down 11% from $13.8 million for the third quarter of 2012. Identity Management in the first nine months of 2013 included $0.2 million of incremental revenue from the payment solution business and totaled $34.0 million, a decrease of 17% from $40.7 million in the first nine months of 2012. This decrease primarily was due to project and sales delays and deferrals of access control solutions, which declined 12% in the third quarter and 26% in the first nine months of 2013, mainly as a result of the U.S. Government budget sequester. Sales of our ID solutions fell 14% in the third quarter and 10% in the first nine months of 2013 compared with the previous year, primarily as a result of the timing of orders for payment systems in Europe and Australia and lower demand in the U.S.  Sales of our cloud-based identity management offering, while still a small component of our business overall, grew significantly in both the third quarter and first nine months of 2013, as we began to recognize revenue from our first significant orders, which were received earlier in the year.

In our ID Products segment we design and manufacture RFID products and components that are used for a number of identity-based and related applications in the government, enterprise, transportation and financial markets. Our ID Products segment includes sales of smart card, RFID and NFC readers, terminals and tokens as well as software development kits; and RFID and NFC inlays and inlay-based cards, tags, labels and stickers. Sales of our reader products are subject to pricing pressure as embedded readers, which have a lower average selling price than external readers, grow as an overall component of reader shipments. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of complete tickets and tags in addition to our inlays.

Sales in our ID Products segment were $13.9 million in the third quarter of 2013, up 53% from $9.1 million in the third quarter of 2012. For the first nine months of 2013, ID Products sales were $37.0 million, up 35% from $27.3 million for the first nine months of 2012. The increase in both periods primarily came from higher sales of RFID and NFC products, which grew 131% in the third quarter and 74% in the first nine months of 2013 compared with same periods of the previous year, primarily as a result of large NFC orders to address a variety of applications, including video game companion toys, transit ticketing, mobile payment and other phone-based applications. Smart card reader and token sales also increased10% in the third quarter and 12% in the first nine months of 2013 compared the prior year periods, as a result of continued strong shipments to the U.S. government market despite the federal budget sequester and higher demand from the enterprise market in Europe and the eGovernment market in Japan.

Gross Profit

Gross profit for the third quarter of 2013 was $11.3 million, or 43% of revenue, compared with $9.7 million, or 42% of revenue in the third quarter of 2012. For the first nine months of 2013, gross profit was $28.7 million, or 40% of revenue, compared with $28.1 million, or 41% of revenue for the first nine months of 2012.

By segment, gross profit margin for our Identity Management segment was $5.7 million, or 46% of revenue in the third quarter of 2013, compared to $6.9 million, or 50% of revenue in the third quarter of 2012. For the first nine months of 2013, Identity Management gross profit margin was 15.4 million, or 45%, compared to $19.1 million, or 47% for the first nine months of 2012. The decrease in gross profit margin in this segment primarily was due to lower sales of our access control solutions, which resulted in a smaller dollar contribution to overall gross margin even as the margins in this business remained relatively stable.

Gross profit margin for our ID Products segment was $5.7 million, or 41% of revenue for the third quarter of 2013, compared to $2.8 million, or 31% of revenue in the third quarter of 2012. For the first nine months of 2013, ID Products gross profit margin was $13.2 million, or 36%, compared to $9.0 million, or 33% for the first nine months of 2012. The increase in gross profit margin in both periods primarily was due to the significant increase in NFC product sales and the associated improved manufacturing overhead recoveries.

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

Research and Development Expenses

(In thousands)	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
	2013	2012		2013	2012
Expenses	$1,956	$2,019	(3)%	$6,192	$6,894	(10)%
Percentage of total revenues	7%	9%		9%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the third quarter of 2013 were $2.0 million, or 7% of revenue, compared with $2.0 million, or 9% of revenue in the third quarter of 2012, a decrease of 3%. For the first nine months of 2013, research and development expenses were $6.2 million, representing 9% of revenue and down 10% from $6.9 million, or 10% of revenue for the first nine months of 2012. Lower research and development expenses in the third quarter and first nine months of 2013 resulted from the capitalization of costs related to new software releases, the completion of some project activities and the timing of others, and the movement of some activities to lower cost regions. There were no incremental costs from payment solution in research and development expenses in the first nine months of 2013.

We expect to maintain our current level of investment in research and development in terms of absolute spending in 2013, although some expenses associated with this activity may be capitalized or incurred in lower cost regions.

Selling and Marketing Expenses

(In thousands)	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
	2013	2012		2013	2012
Expenses	$5,606	$5,440	3%	$17,097	$18,978	(10)%
Percentage of total revenues	21%	24%		24%	28%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Selling and marketing expenses in the third quarter of 2013 were $5.6 million, or 21% of revenue, compared with $5.4 million, or 24% of revenue in the third quarter of 2012, an increase of 3%. For the first nine months of 2013, selling and marketing expenses were $17.1 million, representing 24% of revenue, a decrease of 10% from $19.0 million, or 28% of revenue for the first nine months of 2012. Higher selling and marketing expenses in the 2013 third quarter resulted from adding sales personnel and initiating new marketing activities to promote a new access control product aimed at expanding our presence in the commercial market. Year to date 2013, selling and marketing spending decreased as a result of the corporate cost-reduction program we initiated in June 2012, as well as lower amortization charges in the 2013 periods due to impairment of certain intangible assets in 2012. Incremental costs in selling and marketing expenses from payment solution in the first nine months of 2013 were negligible.

We expect to modestly decrease spending in sales and marketing on an absolute basis in 2013, but enhance those resources focused on our target growth markets.

General and Administrative Expenses

(In thousands)	Three months ended September 30,		% change period to period	Nine months ended September 30,		% change period to period
	2013	2012		2013	2012
Expenses	$4,540	$4,603	(1)%	$13,025	$14,537	(10)%
Percentage of total revenues	17%	20%		18%	21%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.

In the third quarter of 2013, general and administrative expenses were $4.5 million, or 17% of revenue, compared with $4.6 million, or 20% of revenue in the third quarter of 2012, a decrease of 1%. For the first nine months of 2013, general and administrative expenses were $13.0 million, representing 18% of revenue and down 10% from $14.5 million, or 21% of revenue for the first nine months of 2012. The decrease in general and administrative expenses in the third quarter and first nine months of  2013 resulted from our cost reduction program put in place in the second quarter of 2012. Incremental costs from payment solution in general and administrative expenses in the first nine months of 2013 were negligible.

We expect to modestly reduce general and administrative spending on an absolute basis in 2013.

Long-lived Assets and Goodwill Impairment Charges

Under our accounting policy and certain accounting standards, we are required to perform an interim analysis of our goodwill and long-lived assets, when there are changes in our business that may indicate impairment of those assets.

During the third quarter of 2013, as a consequence of a strategic review of certain underperforming parts of our business for potential divestiture and the presence of certain indicators of potential impairment, we performed an interim impairment analysis of our goodwill and long-lived assets during our quarterly close process. As a result of our analysis, we recorded a charge of $0.3 million for impairment of long-lived assets, including $0.2 million for impairment of capitalized software cost, and a preliminary charge of $22.6 million for impairment of goodwill in our condensed consolidated statements of operations for the third quarter and first nine months of 2013. Due to the length of time necessary to measure impairment of goodwill, the goodwill impairment analysis was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. While goodwill impairment charges are preliminary, they represent our best estimates as of the date of the filing of this Quarterly Report on Form 10-Q. We expect to complete the goodwill impairment analysis during the fourth fiscal quarter of 2013 and will record any adjustments to this preliminary estimate at that time.

In the second quarter of 2012, as a result of a significant decline in our stock price and changes to our future forecasted revenue, gross margin and operating profit, we performed an interim goodwill impairment analysis as part of our quarterly close process. As a result of this analysis, we recorded charges in our consolidated statements of operations of $0.9 million for impairment of long-lived assets and $5.0 million for impairment of goodwill for the third quarter of 2012, and we recorded $24.8 million for impairment of long-lived assets and $26.4 million for impairment of goodwill for the first nine months of 2012.

Please see Item 1, Financial Statements, Note 7 of Notes to Condensed Consolidated Financial Statements, Goodwill and Intangible Assets, for more detailed information.

Restructuring and Severance Charges

Restructuring and severance charges of $1.3 million in both the third quarter and first nine months of 2013 primarily related to severance paid out or accrued during the third quarter as a result of the elimination of certain non-core functions and the change of our chief executive officer.

Restructuring charges of $0.3 million in the first nine months of 2012 related to the realignment of certain business operations under our 2012 Restructuring Plan, implemented in June 2012.

Re-measurement of Contingent Consideration

A net credit of $5.7 million was recorded for reductions to the amount of performance-based earn-outs payable related to the polyright and idOnDemand acquisitions, following the re-measurement of this contingent consideration as of June 30, 2012. There were no amounts recorded for the third quarter or for the first nine months of 2013. Please see Item 1, Financial Statements, Note 3 of Notes to Condensed Consolidated Financial Statements, Fair Value Measurements, for more detailed information.

Other Expense

Other income of $23,000 recorded in the third quarter of 2012 related to insurance reimbursement on lost shipments for a subsidiary, and other expense of $(0.1) million recorded in the first nine months of 2012 related to the loss recognized on the sale of a subsidiary. There were no amounts recorded for the third quarter and first nine months of 2013.

Interest Expense, Net

Interest expense, net consists of interest accretion expense for liabilities to a related party and interest on financial liabilities, offset by interest earned on invested cash. Interest expense, net was $0.5 million and $2.0 million in the three and nine months ending September 30, 2013, respectively and interest expense, net was $0.4 million and $1.0 million in the three and nine months ended September 30, 2012, respectively. Interest income in the three and nine months ended September 30, 2013 and 2012 was immaterial.

Interest expense, net in the third quarter and first nine months of 2013 of $0.5 million and $2.0 million, respectively, includes $0.4 million and $1.1 million, respectively related to our loan with Hercules and $0.2 million and $0.5 million, respectively related to interest accretion expense for a liability to a related party in the Hirsch business. Interest expense, net in the third quarter and first nine months of 2012 of $0.4 million and $1.0 million, respectively, includes $0.2 million and $0.5 million, respectively, related to interest accretion expense for a liability to a related party in the Hirsch business. Interest expense, net in 2013 and 2012 also includes interest paid on other financial liabilities. Please see Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more detailed information.

Foreign Currency Losses, Net

We recorded foreign currency gains of $0.3 million and $0.5 million for the third quarter and first nine months of 2013, respectively. We recorded foreign currency losses of $29,000 and $0.1 million for the third quarter and first nine months of 2012, respectively. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the Euro, Swiss Franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements. Accordingly, these foreign currency losses are predominantly non-cash items.

Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.3 million for the third quarter and first nine months of 2013, respectively, reflecting an effective tax rate of (1.19)% for the first nine months of 2013. We recorded a provision for income taxes of $15,000 for the third quarter of 2012 and a benefit of $5.4 million for the first nine months of 2012, reflecting an effective tax rate of 10.09% for the first nine months of 2012. The effective tax rates for the nine-month periods ended September 30, 2013 and September 30, 2012, differ from the federal statutory rate of 34% primarily due to change in valuation allowance, impairment of long-lived intangibles, the benefit of earnings in foreign jurisdictions, which are subject to lower tax rates, and the ratio of taxable earnings in foreign jurisdictions to taxable earnings in the U.S.  A significant portion of the income tax benefit recorded in the first nine months of 2012 relates to the impairment of certain intangible assets recorded in 2012. The impairment has been treated as a discrete item in the calculation of the effective tax rate for such periods, in accordance with the interim reporting guidance under ASC 740. Please see Reclassifications and Restatements under Item 1, Financial Statements, Note 1 of Notes to Condensed Consolidated Financial Statements, Basis of Presentation, for more detailed information regarding income tax benefit recorded during the first nine months of 2012.

Liquidity and Capital Resources

As of September 30, 2013, our working capital, which we have defined as current assets less current liabilities, was $(3.9) million, a decrease of $3.8 million compared to $(0.1) million as of December 31, 2012. The decrease in working capital reflects, a $0.4 million net decrease in prepaid expenses and other current assets, as well as a $8.4 million net increase in accounts payable, liability to related party, accrued compensation and related benefits, financial liabilities, liability for consumer cards, deferred revenue, and other accrued expenses, offset by a $5.0 million increase in inventory, cash and cash equivalents and accounts receivable.

Cash and cash equivalents were $9.5 million as of September 30, 2013, an increase of $2.1 million compared to $7.4 million as of December 31, 2012 as a result of $9.1 million of cash proceeds from the sale of common stock and $0.1 million of cash proceeds from the issuance of common stock under our employee stock purchase plan, offset by cash of $2.1 million used in operations, a cash payment of $1.5 million used for capital expenditures, $2.7 million cash payments on financial liabilities, $0.2 payments on bank line of credit, and an exchange rate effect of $0.6 million on cash and cash equivalents.

The following summarizes our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash used in operating activities	$(2,097)	$(7,399)
Cash used in investing activities	(1,456)	(1,833)
Cash provided by (used in) financing activities	6,255	(2,219)
Effect of exchange rate changes on cash and cash equivalents	(539)	503
Increase (decrease) in cash and cash equivalents	2,163	(10,948)
Cash and cash equivalents at beginning of period	7,378	17,239
Cash and cash equivalents at end of period	$9,541	$6,291

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, a secured note, an acquisition debt note, a mortgage bank loan, bank loan, equipment financing liabilities, pension plan obligations, inventory purchase commitments and other contractual agreements and other payment liabilities. Gross obligations for liability to related party are $10.2 million, the secured note is $8.5 million, the equipment financing liabilities are $2.2 million, the bank loan is $1.9 million, the mortgage bank loan is $1.0 million, the bank line of credit is $0.1 million, other payment liabilities are $0.3 million, pension plan obligations are $0.5 million, operating lease obligations are $4.6 million, and inventory purchase and other commitments are $9.4 million at September 30, 2013. Total commitments due within one year at September 30, 2013 are $21.0 million and due thereafter are $17.7 million.

Cash used in investing activities reflects $1.5 million spent for capital expenditures, including costs for capitalized software development.

Cash used in financing activities reflects $9.1 million cash proceeds from the sale of common stock and $0.1 million of cash proceeds from the issuance of common stock under our employee stock purchase plan, offset by a $0.2 million change in bank line of credit and $2.7 million paid for financial liabilities, which consist of equipment financing liabilities, a bank loan, a secured note, a mortgage loan and a debt note.

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

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $20,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased $2,000,000 in shares of common stock at $1.14 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18,000,000 (subject to certain limitations) in shares of common stock, we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of common stock. On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of approximately $1.5 million. Subsequent to the initial purchase, we directed LPC to purchase 1,600,000 shares of common stock from April 17, 2013 through September 30, 2013 for a net consideration of $1.3 million. See Item 1, Financial Statements, Note 4 of Notes to Condensed Consolidated Financial Statements, Shareholders’ Equity of Identive Group, Inc., for more information.

On August 14, 2013, in a private placement, we issued 8,348,471 shares of our common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the United States. See Item 1, Financial Statements, Note 4 of Notes to Condensed Consolidated Financial Statements, Shareholders’ Equity of Identive Group, Inc., for more information.

Historically we have incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of September 30, 2013, we have a total accumulated deficit of $318 million. During the nine months ended September 30, 2013, we sustained consolidated net losses of $33.6 million, including $22.9 million related to impairment of goodwill and long-lived assets. Our working capital reduced significantly as of September 30, 2013 as compared to December 31, 2012. These factors, among others, including the recent effects of the U.S. Government federal spending sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to continue as a going concern. We expect to use a significant amount of cash in our operations over the next 12 months for our operating activities and servicing of financial liabilities, including investment in new technologies in anticipation of future significant revenues following wider adoption of new products and services. These investments are in the area of research and development and sales and marketing in Identity as a Service and various access control and smart card reader technologies and products.

Our condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. For example, our financial results for the first nine months of 2013 were adversely impacted by the effects of the U.S. Government budget sequester on our sales of access control and security systems to federal agencies. If, in the future, factors such as the sequester cause a significant adverse impact on our revenues or expenses, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions and disposing of non-core or underperforming assets. We are in the process of conducting a strategic review of our business activities with the intent of disposing of certain non-core businesses. As stated in Item 1, Financial Statements, Note 15 of Notes to Condensed Consolidated Financial Statements, Subsequent Event, we have determined to sell our U.S. Multicard business group and the assets related to our Tagtrail mobile services platform.

We are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to further reduce the levels of inventory and improve payment terms. In addition, as stated in Item 1, Financial Statements, Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, the Company initiated discussions with certain lenders early in September 2013 to restructure its obligations under certain financing liabilities as it became apparent that it would prove difficult to continue to fulfill its obligations. Based on our current projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings and sources of financing, should be sufficient to meet our operating and capital requirements through at least the next 12 months. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term to support working capital, invest in our technology, expand our operations, reduce outstanding debt obligations, or for other corporate purposes as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of September 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Liability to related party	$10,178	$1,606	$2,375	$2,569	$3,628
Secured note	8,485	3,778	4,707	—	—
Equipment financing liabilities	2,186	2,186	—	—	—
Bank loan	1,863	1,863	—	—	—
Mortgage loan payable to bank	1,034	98	186	173	577
Bank line of credit	76	76	—	—	—
Other payment liabilities	312	198	114	—	—
Expected payments for pension plans	474	19	86	108	261
Operating leases	4,632	2,114	1,917	601	—
Purchase commitments and other obligations	9,448	9,031	410	7	—
Total obligations	$38,688	$20,969	$9,795	$3,458	$4,466

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

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Item 1, Financial Statements, Note 14 of Notes to Condensed Consolidated Financial Statements, Commitments, for more information about operating leases, purchase commitments and other obligations listed in the table above.

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

During the three months ended September 30, 2013, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2013. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that our consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Material Weakness

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that management continued its remediation efforts during the first nine months of 2013 related to the above-described material weakness.

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

Our business strategy may also contemplate divesting portions of our business from time to time, if and when we believe we would be able to realize greater value for our stockholders in so doing. We have in the past sold, and may from time to time in the future sell, one or more portions, or all of our business. We are in the process of conducting a strategic review of our business activities with the intent of disposing of certain non-core businesses. To date we have determined to sell our Multicard U.S. business group and the assets related to our Tagtrail mobile services platform. We expect to identify additional non-core businesses for disposal in the coming weeks. The timing of any such disposal of our businesses is uncertain, and we are unable at this time to estimate the charges that we may incur in disposing of our Multicard U.S. business, the Tagtrail platform or any other of our businesses. If we are successful in disposing of our Multicard U.S. business, the Tagtrail platform or any other businesses, our overall sales levels would be reduced as a consequence. Any divestiture or disposition could expose us to significant risks, including, without limitation, costly fees for legal and transaction-related services; diversion of management resources; loss of key personnel; and reduction in revenue. Further, we may be required to retain or indemnify the buyer against certain liabilities and obligations in connection with any such divestiture or disposition and we may also become subject to third-party claims arising out of such divestiture or disposition. In addition, we may not achieve the expected price in a divestiture transaction. Failure to overcome these risks could have a material adverse effect on our financial condition and results of operations.

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our smart card reader business, we sell our various reader products to OEMs who incorporate our products into their offerings or who resell our products in order to provide a more complete solution to their customers. If our OEM customers develop their own products to replace ours, this would result in a loss of sales to those customers, as well as increased competition for our products in the marketplace. In addition, these OEM customers could cancel outstanding orders for our products, which could cause us to write down inventory already designated for those customers. In our access control business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

As discussed in Liquidity and Capital Resources in Part 1, Item 2 of this report, as of September 30, 2013, we have a total accumulated deficit of $318 million. During the nine months ended September 30, 2013, we sustained consolidated net loss of $33.6 million, including $22.9 million related to impairment of goodwill and long-lived assets, and during the year ended December 31, 2012, we sustained a consolidated net loss of $53.6 million, including $51.9 million related to impairment of goodwill and long-lived assets. These factors, among others, including the recent effects of the U.S. Government sequester and related budget uncertainty on a substantial part of our business, have raised significant doubt about our ability to operate as a going concern.

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

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

We are in the process of restructuring our business in order to simplify our organizational structure, lower our costs and concentrate our resources and activities on a more focused set of market opportunities. Our restructuring activities include a strategic review of our various business activities, consolidating or disposing of non-core assets, the realignment of our management team around key functions rather than regional business activities, and significant revisions to our financial and IT systems to support our new organizational structure. While we believe that this restructuring will result in a lower cost structure and a focused organization that is more capable of addressing high-growth trends in the security industry, our restructuring efforts may not be effective or might have unintended consequences, and could negatively impact our business. We will incur expenses as a result of our restructuring, but we are unable at this time to estimate the amount of restructuring charges.  We have incurred and may incur additional impairment charges as a result of determining that some of our assets are non-core or under-performing. Our restructuring requires a significant change in the way our employees work, and may be disruptive to our business, at least in the short term. We may not realize a significant level of cost savings from restructuring, or may not be able to effect the changes required to make our business more efficient in a timely manner or at all. We may dispose of assets that have more value than is currently realized, and this may impact our ability to drive revenue growth and profitability in the future. We cannot be certain that our restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future.

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

During the third quarter of 2013, as a consequence of a strategic review of certain underperforming parts of our business for potential divestiture and presence of certain indicators of impairment, we undertook an interim review for potential impairment of our goodwill and long-lived assets in connection with the third quarter close and recorded a charge of approximately $0.3 million for impairment of long-lived assets and a preliminary charge of approximately $22.6 million for impairment of goodwill in our condensed consolidated statement of operations for the third quarter and first nine months of 2013. While goodwill impairment charges are preliminary, they represent our best estimates as of the date of the filing of this Quarterly Report on Form 10-Q. We expect to complete the goodwill impairment analysis during the fourth fiscal quarter of 2013 and will record any adjustments to this preliminary estimate at that time.

During the second quarter of 2012, because of a significant decline in our stock price and revised forecasts regarding revenue, gross margin and operating profit, we undertook an interim review for potential impairment of our goodwill, intangible assets and other long-lived assets in connection with the second quarter close and ultimately recorded impairment charges of $51.9 million in our consolidated statement of operations for the year ended December 31, 2012. We will continue to monitor relevant market and economic conditions that could result in impairment, including a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or a decline of our business related to acquired companies. It is possible that conditions could deteriorate due to these factors, resulting in the need to adjust our estimates or to take additional impairment charges in the future. As a result, our operating results and stockholders’ equity could be materially and adversely affected.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

—	business and economic conditions overall and in our markets;

—	the timing and amount of orders we receive from our customers that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;

—	the recent effects of the U.S. Government sequester, the U.S. Federal Government shutdown and related budget uncertainty on certain parts of our business;

—	cancellations or delays of customer orders or the loss of a significant customer;

—	our ability to obtain an adequate supply of quality components on a timely basis;

—	the absence of significant backlog in our business;

—	our inventory levels and the inventory levels of our customers and indirect sales channels;

—	competition;

—	new product announcements or introductions;

—	our ability to develop, introduce, market and deliver new products and product enhancements on a timely basis, if at all;

—	our ability to successfully market and sell our products and solutions into new geographic or market segments;

—	the sales volume, product configuration and mix of offerings that we sell;

—	technological changes in the markets for our products and solutions;

—	the rate of adoption of industry-wide standards;

—	the rate of development of emerging markets such as NFC-based mobile applications and cashless payment;

—	reductions in the average selling prices that we are able to charge due to competition or other factors;

—	strategic acquisitions, sales and dispositions;

—	fluctuations in the value of foreign currencies against the U.S. dollar;

—	the timing and amount of marketing and research and development expenditures;

—	loss of key personnel;

—	costs related to events such as dispositions, organizational restructuring, headcount reductions; and

—	litigation or write-off of investments or goodwill.

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

In much of our business, the initial sales cycle for a new customer usually takes a minimum of six to nine months, and even in the case of established customers, it may take up to a year for us to receive approval for a given purchase from the customer. In the case of emerging market areas such as cloud-based identity management services, this cycle may be longer and less predictable, as demand from our customers’ end markets may not be predictable. During the sales cycle, we may expend substantial financial and managerial resources with no assurance that a sale will ultimately result. The length of a new customer’s sales cycle depends on a number of factors, many of which we may not be able to control. These factors include the customer’s product and technical requirements and the level of competition we face for that customer’s business. Any delays in the sales cycle for new customers could delay or reduce our receipt of new revenue and could cause us to expend more resources to obtain new customer wins. If we are unsuccessful in managing sales cycles, our business could be adversely affected.

Our business could be adversely affected by reductions or delays in the purchase of our products or services for government security programs in the United States and other countries.

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as higher security systems employing smart cards, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the sequester, the October 2013 federal government shutdown  or other Congressional actions in addressing budget concerns, current economic uncertainty, downgrading of U.S. Government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, international developments such as the downgrading of European debt, delays in developing technology standards related to government security programs, the adoption of new laws or regulations or changes to existing laws or regulations pertaining to electronic security, and changes in political or social attitudes with respect to security or electronic identification issues. In addition, our efforts to obtain new business may be hindered as budgetary or economic factors distract the attention of governments or impair the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover. These same factors may also jeopardize our renewal or rebid opportunities on existing contracts. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of our products and services, our revenue and operating results would be adversely affected.

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

The U.S. Government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken and continue to take various actions to reduce debt and support the U.S. economy. There can be no assurance that such actions will have a beneficial impact. Additionally, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes, which could have a material adverse effect on our ability to continue to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business.

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

We conduct a substantial portion of our business in Europe and Asia. Approximately 48% of our revenue in 2012 and 48% of our revenue in the first nine months of 2013 was derived from customers located outside the U.S.

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

Likewise, as a small, publicly-traded company, we are challenged to identify, attract and retain experienced professionals with diverse skills and backgrounds who are qualified and willing to serve on our Board of Directors (“Board”). The increased burden of regulatory compliance under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act creates additional liability and exposure for directors. Financial losses in our business and lack of growth in our stock price make it difficult for us to offer attractive director compensation packages. If we are not able to attract and retain qualified board members, our ability to practice a high level of corporate governance could be impaired.

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

Our common stock currently is listed on The NASDAQ Global Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Global Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. The 180-day compliance period allowed to us in which to regain compliance with the minimum bid requirement ends December 9, 2013, and to date we have not met the criteria for compliance. While we believe that we will be able to receive an extension of our compliance period for an additional 180 days, in order to receive this this extension we would be required to move our stock from its current listing on the NASDAQ Global Market to the NASDAQ Capital Market, which may be negatively viewed by investors. While we believe our current restructuring and focused strategy will allow us to achieve improved financial performance and that this will increase our stock price and allow us to regain compliance within the second 180-day period allowed, we cannot guarantee that this will occur, and we may be required to take action to improve the price of our common stock, for example by seeking approval for a reverse stock split. If our common stock ceases to be listed for trading on NASDAQ for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In April 2013 we initially issued 2.0 million shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell up to $18 million of additional shares of common stock in the future. Subsequent to the initial issuance, we further issued 1.6 million shares of common stock to LPC through the period ended September 30, 2013.  In August 2013, in a private placement, we issued 9.3 million shares of common stock. Additionally, as of September 30, 2013, warrants to purchase approximately 18.9 million shares of common stock were outstanding. From time to time, in the future we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue up to 130,000,000 shares of common stock. As of September 30, 2013, 74,140,114 shares of common stock were outstanding, including 618,400 shares held in treasury.

In addition, we have reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of September 30, 2013, approximately 14.5 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans,  approximately 4.3 million shares of common stock are reserved for future issuance for contingent consideration in connection with its acquisitions of idOnDemand and polyright, approximately 3.3 million shares of common stock are reserved for future issuance in connection with the Company’s acquisition of Bluehill ID AG and approximately 8.4 million shares of common stock are reserved for future issuance to LPC. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of November 11, 2013, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 10% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of November 11, 2013, the directors and officers of Identive Group collectively held approximately 6% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

Provisions in our charter documents and Delaware law may delay or prevent the acquisition of Identive by another company, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us or enter into a material transaction with us without the consent of our Board. These provisions include a classified Board and limitations on actions by our stockholders by written consent. Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. These provisions will apply even if the offer were to be considered adequate by some of our stockholders. Because these provisions may be deemed to discourage a change of control, they may delay or prevent the acquisition of our Company, which could decrease the value of our common stock.

Legal and Regulatory Risks

Our business could be adversely affected by changes in laws or regulations pertaining to security.

The U.S. Federal Government, suppliers to the U.S. Federal Government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations pertaining to security. Some of the laws, regulations, certifications or requirements that may stimulate new security systems sales include the following:

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

These regulations affect how our customers can do business with us, and, in some instances, the regulations impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. Federal Government generally.

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

IDENTIVE GROUP, INC.

November 13, 2013	By:	/S/ JASON HART
Jason Hart
Chief Executive Officer
(Principal Executive Officer and Director)

November 13, 2013	By:	/S/ DAVID WEAR
David Wear
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1

Warrant Agreement, dated August 7, 2013, by and between Identive Group, Inc. and Hercules Technology Growth Capital, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013.)

4.2	Form of Warrant issued in connection with the Subscription Agreement, dated August 14, 2013 (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013.)

10.1

Third Amendment to Loan and Security Agreement, dated August 7, 2013, by and among Identive Group, Inc., certain of its subsidiaries, and Hercules Technology Growth Capital, Inc. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013.)

10.2

Form of Subscription Agreement, dated August 14, 2013, among Identive Group, Inc. and certain accredited and other qualified investors. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013.)

10.3

Amendment No. 3 to Employment Agreement dated September 1, 2013 between Identive Services AG and Ayman S. Ashour. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 3, 2013.)

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