Form 10-K
period 2013-12-31
IDENTIVE GROUP, INC.
filed 2014-03-31
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 0-29440

IDENTIVE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
39300 Civic Center Dr., Suite 160, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $36,260,481.

At March 25, 2014, the registrant had outstanding 77,197,039 shares of Common Stock, excluding 618,400 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2013 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identive Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” “Competition,” “Proprietary Information and Technology,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all of the forward-looking statements included in this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf.

Identive Group, Identiv and the Identiv logo are trademarks of Identive Group, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of the Company, including HIRSCH, idOnDemand, iAuthenticate, Scramblepad, TouchSecure and Velocity. Other product and brand names not belonging to Identiv that appear in this document may be trademarks or registered trademarks of their respective owners.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identive Group, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

PART I

ITEM 1.	BUSINESS

Overview

Identiv is a global security technology company that provides trust solutions in the connected world, including premises, information and everyday items. CIOs, CSOs and product departments rely upon Identiv’s trust solutions to reduce risk and achieve compliance, and to protect brand identity.  Identiv trust solutions are implemented using standards-driven products and technology, such as hardware, software, digital certificates, mobility and cloud services.

Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE”.

During the periods covered by this report, we operated in two segments, “Identity Management Solutions & Services” (Identity Management) and “Identification Products & Components” (ID Products):

•

In our Identity Management segment we develop and provide integrated physical access control solutions and cloud-based identity credential provisioning and management. We sell our Identity Management solutions to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

•

In our ID Products segment we develop and provide standards-driven hardware products using near field communication (NFC), radio frequency identification (RFID) and smart card technologies. Our NFC and RFID inlays and inlay-based tags, labels, stickers and cards are used for diverse identity applications, including electronic entertainment, loyalty schemes, mobile payment, and transit and event ticketing. Our smart card readers, modules, tokens and terminals are used by government and enterprise customers to enable data/logical access, national ID, eHealth, eGovernment, payment and other applications.

Sales from our Identity Management segment accounted for 32% of our total revenue in 2013, 44% of our total revenue in 2012 and 40% of our total revenue in 2011. Sales from our ID Products segment accounted for 68% of our total revenue in 2013, 56% of our total revenue in 2012 and 60% of our total revenue in 2011. Additional information about our results for the last three years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. See Note 12 of Notes to Consolidated Financial Statements, Segment Reporting, Geographic Information and Major Customers, for further details about revenue and assets by region.

Our corporate headquarters are located in Fremont, California. We maintain facilities in Chennai, India for research and development and in Australia, Germany, Hong Kong, Japan, Singapore and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Our Strategy

In September 2013, our Board of Directors appointed Jason Hart as our new chief executive officer.  Mr. Hart is a 20-year veteran of the security industry and the founder and former chief executive officer of our idOnDemand subsidiary. Following Mr. Hart’s appointment, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations.

Organizational Restructuring

The first of these actions was to realign our organizational structure to operate as a single, unified company rather than as a group of individual businesses. This change in our structure enhances our ability to coordinate and focus our strategic and operational activities. To signal this change, we implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group”.  We also reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service, and information technology), allowing centralized management of key activities on a global basis. With the reorganization of and changes to our management team, we moved our executive headquarters to Fremont, California and began the process of moving our operational activities from Ismaning, Germany to our facility in Santa Ana, California.

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe and in February 2014 we completed the sale of our Multicard subsidiary in the U.S. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.

Beginning in 2014, we have operated in new segments that align to our current market strategy. We will report our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Recent Acquisitions

To strengthen and expand our capabilities, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. During the last three years, we acquired the following companies:

•

In May 2011, we acquired idOnDemand, a privately-held provider of cloud-based identity credential provisioning and management services based in Pleasanton, California. We continue to develop and sell these cloud-based services as an important component of our trust solutions.

More information about our acquisitions can be found in Note 3 of Notes to Consolidated Financial Statements, Acquisitions.

Recent Dispositions

•

In July 2011, we acquired polyright SA, a privately-held provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry, based in Switzerland. This business was divested as part of our sale of Multicard AG in December 2013.

•

In January 2012, we acquired payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues. This business was divested in December 2013.

More information about our acquisitions can be found in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.

Market Strategy

Identiv’s corporate priority in 2014 is to complete the process begun in late 2013 to simplify our business and drive revenue growth by focusing our resources and activities to deliver trust solutions to customers globally. Our trust solutions leverage core expertise from our existing product portfolio with a focus on cloud and mobile technologies, as well as our significant experience addressing customers’ security challenges across multiple markets, including the U.S. Government, transportation, healthcare, education, banking, critical infrastructure, foreign governments and others.

In particular, we believe that our more than 20 years’ experience delivering security solutions to U.S. Government customers has provided us with significant expertise in security technologies and the evolving standards that continually shape their application to protect premises, information, and everyday items. Our products enable compliance with federal directives and standards implemented over the past decade, including Homeland Security Presidential Directive (HSPD) 12 and Federal Information Processing Standard (FIPS) 201, which defines a common identification standard known as the Personal Identity Verification (PIV) credential, used by all U.S. Government employees and contractors. We have supplied millions of smart card readers to the Department of Defense and other federal agencies to enable secure logical access to PCs, networks and data. We are a leading supplier of physical access control solutions to both federal and state government customers, including agencies within the Department of Justice and the Department of the Treasury.  As a pioneering adopter of security technologies and protocols employed on a large scale, the U.S. Government is a benchmark for enterprises as well as other governments worldwide.

Over the last several years we have added new technology expertise and capabilities to our business to address new, rapidly growing trends in security, including mobility and cloud-based services. In 2010 we acquired two companies that gave us the capability to design and manufacture RFID and NFC inlays and tags. Currently we are one of the top global suppliers of NFC products, which enable contactless communication with mobile devices. In 2011 we acquired idOnDemand, a pioneering provider of cloud-based services for the issuance and management of identity credentials. In 2013 we won our first significant customer orders for our idOnDemand service and we continue to develop our idOnDemand offering to address the need for affordable and easy to implement identity credential provisioning and management. We are combining our expertise in NFC, cloud services, access control and smart card technologies to provide mobile solutions that enable secure access to premises and IT networks using a mobile device.

Identiv’s Trust Solutions

In our increasingly connected world, governments, enterprises, commercial businesses, organizations of every size, and individuals are continually challenged to protect their physical environments and digital resources, which are vulnerable to data breaches, identity theft, fraud, counterfeiting and other breakdowns of security.

For decades, organizations typically have implemented separate systems and policies to secure their physical facilities and their digital information and networks. Physical access control systems traditionally have utilized simple, low-security proximity cards or tokens and relied on sophisticated hardware controllers and management software to authenticate an individual’s rights and privileges to enter a building or office.  Logical access control systems typically have relied on relatively powerful and secure smart card-based credentials and readers to authenticate users as they log on to PCs or networks. Different departments within an organization are typically responsible for issuing and managing credentials for physical and logical access, further hampering coordination between these systems.  In today’s heightened risk environment, there is growing concern about the gaps in security that can arise from this lack of coordination, such as a terminated employee whose access rights to the network are not revoked at the same time as his access rights to the building.

Increasingly, organizations are modifying their existing security systems or implementing new systems that combine the management and administration of both physical and logical access control. Within the security industry, this process is known as convergence. The goal of converged systems is to provide integrated, policy-based physical and logical access to enable benefits such as single sign on and centralized identity management, as well as network provisioning throughout a user’s lifecycle.

Identiv provides customers with a complete, integrated trust solution for converged access. A core component of our trust solutions is our idOnDemand service, which provides organizations with a complete, easy to implement and cost-effective solution for issuing and managing identity credentials. Because this solution is offered through the cloud, our customers can access the service at any time from our secure web portal to issue, manage or revoke credentials to any employees, without the high cost and complexity of internal deployments. Our Trust for Premises solutions, described below, provide security for an organizations premises, and our Trust for Information solutions, also described below, enable secure access to PCs, networks, and devices that protect an organization’s information. All work together to provide a seamless, converged security solution.

Trust for Premises

We develop and sell integrated physical access control solutions to government and enterprise customers worldwide under our HIRSCH brand. Our HIRSCH systems integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including PIV cards, smart cards, RFID cards and biometrics in order to successfully secure facilities, digital assets and electronic transactions.

Our HIRSCH offerings include controllers, Velocity management software, door readers and credentials. Our modular HIRSCH controllers are designed to be scalable, allowing customers to start with a small system and expand it over time. HIRSCH controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The HIRSCH Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Our door readers provide unique features to support a number of security environments and standards. For example, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. Our TouchSecure readers support the majority of legacy card credentials with a robust next generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials.

Our idOnDemand service can be used to provision (i.e., create and issue) and manage identity credentials used in our Trust for Premises solutions.

Trust for Information

Identiv is a leading global supplier of smart card reader products. We offer a broad range of contact, contactless and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., PC, network, or data) access and security and identification applications, such as national ID, payment and eHealth- and eGovernment. To support the growing demand for solutions that provide secure access via mobile devices, sometimes known as “bring your own device” (BYOD), our iAuthenticate mobile readers allow users to securely authenticate using iOS™ or Android™ devices, when they present standard credentials issued by the U.S. Government, including the PIV card and its predecessor, the Common Access Card (CAC).

Our idOnDemand service can be used to provision, issue and manage identity credentials used in our Trust for Information solutions.

Trust for Everyday Items

We design and manufacture a broad range of NFC and RFID products, including inlays and inlay-based cards, labels, tags and stickers, as well as other radio frequency (RF) and IC components. Our inlays and converted inlay products are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing, and others.

Leveraging our expertise in RFID and NFC technology, identity management, mobility and cloud services, we are developing new solutions to provide trust for everyday connected items, also known as the “Internet of Things.”  Market analysts estimate that by 2020 the number of everyday items connected to the Internet will grow into the tens of billions. Connected items will include household appliances, vehicles, medicines, home security systems, books, luggage, jewelry, toys and a host of other objects. We believe the growth of the Internet of Things creates significant opportunities to provide trust solutions. We plan to leverage our idOnDemand service to provision and manage identity credentials used in our Trust for Everyday Items solutions.

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, consumer, education, healthcare and transportation. Sales to our top ten customers accounted for 32% of total revenue in 2013, 24% of total revenue in 2012 and 25% of total revenue in 2011. No customer accounted for more than 10% of the Company’s total revenue in 2013, 2012 or 2011. A significant amount of our revenue comes from sales of products and systems to various entities of the U.S. federal government sector. A significant amount of our U.S. federal government sales are made through our OEM partners and indirect sales network or are priced using published General Service Administration schedules. We cannot guarantee that any reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation.

Sales and Marketing

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell our smart card readers and RFID/NFC products directly to end users and utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our HIRSCH physical access control solutions and our idOnDemand cloud-based identity and access management services primarily through systems integrators, dealers and value added partners, although we also sell directly to end users. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Competition

The market for security solutions is competitive and characterized by rapidly changing technology and evolving standards in the industry as a whole and within specific markets. We believe that competition for security solutions is likely to intensify as a result of an ongoing increase in demand for cloud-based credential provisioning and management services, solutions that help converge physical and logical access control systems, and RFID and NFC products to enable expansion of the connected world.

We face a range of competition for our products, systems and solutions. Competition for our smart card readers and related products primarily comes from several well-established companies, including Gemalto NV and OMNIKEY/HID Global (a division of ASSA ABLOY AB), as well as from a number of smaller suppliers in Asia. Competition for our RFID inlays and inlay-based products comes from a small number of organizations that understand the specialized processes and have the capital equipment required to serve the RFID/NFC technology market. Competitors in this market include SMARTRAC NV, which in the last few years has acquired former competitors UPM RFID and KSW Microtec, as well as a number of inlay conversion companies in Asia. In the market for NFC tags, readers and other solutions, we face competition from traditional smart card reader and RFID technology providers, including Gemalto and ASSA ABLOY for NFC readers, and SMARTRAC and other inlay converters for NFC tags.

Enterprise-class physical access control solutions are available from multiple suppliers. In this market we primarily compete with AMAG Technology (a division of G4S plc), Lenel Systems International (a division of United Technologies Corp.), Software House (a division of Tyco International Ltd.) and Honeywell International Inc. The market for cloud-based credential provisioning and management services is still in its early stages, and competition primarily exists in the form of in-house projects.  Other companies that have announced or are currently offering such cloud-based services include Gemalto NV, Computer Associates, Inc. and Oberthur Technologies, among others.

We also experience indirect competition from certain of our customers who currently offer alternative approaches or are expected to introduce competitive products in the future. We may in the future face competition from these and other parties that develop security solutions based upon approaches similar to or different from those employed by us. In addition, the market for security solutions may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products, systems and solutions include:

•	the extent to which products and systems must support evolving industry and market standards and provide interoperability;
•	the extent to which standards are widely adopted and product interoperability is required within industry or market segments;
•	technical features;
•	the ability of suppliers to effectively integrate multiple products and systems in order to address customer requirements including full system capabilities, cost of ownership and ease of use;
•	quality and reliability;
•	the ability of suppliers to quickly develop new products and integrated solutions to satisfy new market and customer requirements;
•	ease of use;
•	strength of sales and distribution channels; and
•	price and total cost of system ownership.

While we believe that we compete favorably within our market environment, our ability to continue to successfully compete is subject to a variety of factors, as further discussed in “Risk Factors.”

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year; however the impact on this seasonal trend of overall budget reductions from actions such as government shutdowns and the sequester is uncertain. Sales of our smart card readers and reader chips, many of which are sold to government agencies, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or securities analysts.

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

Research and Development

We have made and continue to make significant investments in research and the development of trust solutions for customers in the government, enterprise, consumer and commercial markets. We focus the bulk of our research and development activities on the development of products and solutions for new and emerging market opportunities. In addition to developing core technology that can be leveraged across a number of products, our engineering team works with product managers, applications engineers, distribution partners and customers to develop new products, product enhancements, software and systems to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new offerings that incorporate the latest technological advances. Across our business we have new inventions and a number of new patent applications.

Our recent research and development activities have included enhancements for our cloud-based credential provisioning and management offering and the development of a new physical access controller platform, which addresses new market trends such as secure mobile access and extends our available customer base to include smaller enterprises. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical access, and in the extension of our contactless platforms. In addition, we continue to enhance and broaden our RFID and NFC inlay designs and technology in the areas of security, enablement for NFC applications, card manufacturing and various applications.

We attempt to balance our investments in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Research and development expenses were $6.3 million in 2013, $7.0 million in 2012 and $5.9 million in 2011, and we capitalized expense related to development of our cloud-based services of $0.6 million in 2013, $0.5 million in 2012 and zero in 2011.

We conduct our research and development activities from several locations around the world. Development of our smart card reader products and technologies primarily takes places in India. Development of our cloud-based credential provisioning and management offering primarily takes place in California and Australia. Development of our physical access control solution primarily takes place in California. Development of our RFID and NFC products and technology primarily takes place in Singapore and Germany.

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

In addition, we have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grow, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, or require us to redesign our products, accept product returns or to write-off inventory. Any of these events could have a material effect on our business and operating results.

We are expanding our portfolio of more than 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software system and methods and manufacturing process ideas for our various businesses. In 2013 we had two patents granted: US8469281B2 ‘RFID Label with Shielding Element’ in the U.S. and AU2010230088 ‘Authentication System and Method in a Contactless Environment’ in Australia. We also submitted U.S. and foreign patent filings for RFID tags, converged access readers and systems, smart card manufacturing methods, authentication and cloud-based systems, and NFC offerings. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our physical access keypads, controllers and software are manufactured primarily in California, using locally sourced components. The majority of our smart card reader products and components are manufactured in Singapore and China and are certified to the ISO 9001:2000 quality manufacturing standard, and our remaining smart card readers and components are manufactured in Germany. Our RFID and NFC inlays and inlay-based products such as labels and tags are manufactured and assembled by our own internal manufacturing teams in Singapore using locally sourced components and in Sauerlach, Germany using components sourced both locally and in Asia.

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

For the majority of our product manufacturing, we utilize a global sourcing strategy that serves all business solutions areas within the company, which allows us to achieve economies of scale and uniform quality standards for our products, and to support gross margins.

On an ongoing basis, we analyze the need to add alternative sources for both our products and components. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our RFID and NFC inlays and contactless smart card readers. Wherever possible, we have added additional sources of supply for components. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components.

Employees

Excluding employees related to the businesses we divested or discontinued that were accounted for as discontinued operations beginning in the fourth quarter of 2013, as of December 31, 2013, we had 346 full-time employees, of which 91 were in research and development, 98 were in sales and marketing, 55 were in general and administrative and 102 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Fremont, California. We also maintain leased facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We consider these properties adequate for our business needs.

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

We are not currently nor during the twelve-month period ended December 31, 2013 have we been a party to any pending legal, governmental or arbitration proceeding, nor is, or was in the past twelve months our property the subject of any pending legal, governmental or arbitration proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business nor are we aware that such proceedings are threatened.

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (SEC). Our Internet address is www.identiv.com. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

Our revenues and operating results have varied in the past and will likely continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline.

Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	business and economic conditions overall and in our markets;
•	the timing and size of customer orders that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;
•	the effects of the U.S. Government sequester and other changes in budget allocation or availability that create uncertainty for customers in certain parts of our business;
•	the absence of significant backlog in our business;
•	cancellations or delays of customer orders or the loss of a significant customer;
•	the length of sales cycles associated with our product or service offerings;
•	variations in the mix of products and services we sell;
•	reductions in the average selling prices that we are able to charge due to competition or other factors;
•	our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•	our inventory levels and the inventory levels of our customers and indirect sales channels;
•	the extent to which we invest in development, sales and marketing, and other expense categories;
•	strategic acquisitions, dispositions or organizational restructuring;
•	fluctuations in the value of foreign currencies against the U.S. dollar;
•	the cost or impact of litigation; and
•	the write-off of investments or goodwill.

Estimating the amount and mix of future revenues is difficult, and our failure to do so accurately could affect our ability to be profitable or reduce the market price for our stock.

Accurately estimating future revenues is difficult because the purchasing patterns of our customers vary depending upon a number of factors. We sell our smart card readers primarily through a channel of distributors who place orders on an ongoing basis depending on their customers’ requirements. As a result, the size and timing of these orders can vary from quarter to quarter. The increasing market demand for RFID and NFC technology is resulting in larger program deployments of these products and components, as well as increasing competition for these solutions. Across our business, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience an unexpected increase or decrease in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

Failure to accurately forecast customer demand may result in excess or obsolete inventory, which if written down might adversely impact our cost of revenues and financial condition.

In addition, our expense levels are based, in significant part, upon our expectations as to future revenues and are largely fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Any significant shortfall in revenues in relation to our expectations could have an immediate and significant effect on our ability to achieve profitability for that quarter and may lead to a reduced market price for our stock.

There are doubts about our ability to continue as a going concern. If we fail to generate revenue as forecast, improve our margins, realize savings from our cost reduction activities or are unable to obtain additional capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected.

As discussed in Liquidity and Capital Resources in Part II, Item 7 of this report, as of December 31, 2013, we have a total accumulated deficit of $321 million. During the year ended December 31, 2013, we sustained consolidated net loss of $35.8 million, including $27.6 million related to impairment of goodwill and long-lived assets. The loss for the year included loss from discontinued operations of $11.0 million. These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to operate as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products. Based on our current plans, projections and estimates, we believe our current capital resources, including existing cash, cash equivalents, anticipated cash flow from operating activities, savings from cost reduction activities and available borrowings, should be sufficient to fund our operating expenses and capital requirements through at least the next twelve months.

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

Acquisitions and strategic investments expose us to significant risks.

From time to time we may seek to acquire or make investments in companies, products or technologies that we believe complement or augment our existing business, product offerings or technology portfolio. Acquiring and integrating acquired assets into our business exposes us to certain risks.

Executing acquisition or investment transactions and assimilating personnel and operations from an acquired business may require significant attention and resources, which may divert the attention of our management and employees from day-to-day operations and disrupt our business. This may adversely impact our results of operations.

The costs associated with acquisitions may be significant, whether or not the acquisition transaction is successfully concluded. As a result, acquisition activities may reduce the amount of capital available to fund our business. To purchase another company, we may issue additional equity securities, which could dilute the value of our stockholders’ shares. Acquisitions may result in the assumption of additional liabilities or debt, including unanticipated liabilities, or charges to earnings for such items as amortization of purchased intangibles or in-process research and development expenses. Such liabilities, indebtedness or charges could result in material and adverse impact with respect to our financial condition and results of operations. Acquisitions and strategic investments may also lead to substantial increases in non-current assets, including goodwill. Write-downs of these assets due to unforeseen business developments may materially and adversely impact our financial condition and results of operations.

Additionally, we have in the past acquired companies that we have since divested. In July 2011, we acquired polyright SA, a privately-held provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry, based in Switzerland. This business was divested as part of our sale of Multicard AG in December 2013. In January 2012, we acquired payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues. This business was divested in December 2013. We may in the future be required to divest other parts of our business. Divestment of businesses in this fashion could result in the loss of operational capacity and goodwill, which could materially and adversely impact our financial condition and results of operations.

Despite our best efforts, we may fail to realize the anticipated benefits of acquisitions or investments we make, which could have a material adverse effect on our financial condition and results of operations.

Organizational restructuring and rebranding may materially and adversely impact our results of operations.

We have recently realigned our organizational structure to operate as a single, unified company rather than as a group of individual businesses and have reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology). These restructuring efforts may not prove successful, and could result in the material adverse impairment of our results of operations.

We have implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group” and are in the process of launching new product branding to the marketplace. Changing our corporate and product branding could materially and adversely impair the brand recognition on which a significant amount of our business depends.

Our business and reputation may be impacted by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could compromise company or customer data, and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting.

Our success depends largely on the continued service and availability of key personnel.

Much of our future success depends on the continued availability and service of key personnel, including our chief executive officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in Silicon Valley, where most of our key personnel are located.

Our business could be adversely affected by reductions or delays in the purchase of our products or services for government security programs in the United States and other countries.

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as high-security systems employing physical access, smart card, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the sequester, the October 2013 federal government shutdown or other Congressional actions to reduce federal spending, and by adverse economic, political or market conditions. A reduction in current or future anticipated sales to the U.S. Government sector could harm our results of operations.

Additionally, we anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as electronic national identity, eGovernment and eHealth. We currently supply smart card readers, RFID products and cloud-based credential provisioning and management solutions for various government programs in Europe, Asia and Australia and are actively targeting additional programs in these and other areas. However, the allocation and availability of budgets for such programs are often impacted by economic or political factors over which we have no control, and which may cause delays in program implementation, which could negatively impact our sales and results of operations.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

We target our products at the rapidly evolving market for security technologies. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products or solutions and may be able to deliver competitive products or solutions at a lower end user price.

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our physical access control business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, comfort level of their technical staff with our systems and price pressure from customers, these integrators may choose to offer a competitive system. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

We believe that the principal competitive factors affecting the markets for our products and solutions include:

•	the extent to which products and systems must support evolving industry standards and provide interoperability;
•	the extent to which products are differentiated based on technical features, quality and reliability, ease of use, strength of distribution channels and price;
•	the ability to quickly develop new products and solutions to satisfy new market and customer requirements; and

•	the total cost of ownership including installation, maintenance and expansion capability of systems.

Increased competition and increased market volatility in our industry could result in lower prices, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations.

Our business will not be successful if we do not keep up with the rapid changes in our industry.

The market for security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and quickly demonstrate the value of new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

Our increasing focus on cloud-based services presents execution and competitive risks.

An important component of our growth strategy involves the sale of our idOnDemand cloud-based services to deliver identity credential provisioning and management solutions. The market for cloud-based credentialing solutions is at an early stage of development. Customer knowledge of, and trust in the cloud-based delivery of credentialing solutions greatly depends upon suppliers’ ability to demonstrate the value, security and reliability of their offerings compared both to competitive services and to traditional models of management identity credentials. We believe our expertise in cloud-based service delivery, our broad experience with relevant security standards and technologies and our investments in infrastructure provide us with a strong foundation to compete. However, if we are not able to demonstrate sufficient security and reliability, as well as differentiated value of our cloud-based solutions to potential customers, our revenue and gross profit margins could fail to grow.

Currently, our idOndemand cloud-based services contribute a small but growing component of our overall revenue.  As this component of our business grows, we will recognize an increasing portion of our revenues over the period of service subscription, rather than at the time of sale. To accelerate growth, we have made, and expect to continue to make significant investments to develop, sell and deploy our cloud-based service capabilities. These investments are focused on software development, on expanding and maintaining the secure infrastructure to support our cloud computing services, and on developing sales and distribution channels for our idOnDemand offering. If our investments outpace our revenue growth in cloud services, our operating results will be adversely affected.

Security breaches, whether or not due to our products, could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information or protect sensitive information related to our customers in the government or commercial markets. A well-publicized actual or perceived breach of network or computer security in one of these systems, regardless of whether such a breach is attributable to our products, could adversely affect the market’s perception of us and our products, and could result in the loss of customers, have adverse effect on our reputation and reduce demand for our products.

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

Sales of our products could decline and we could be subject to legal claims for damages if our products are found to have defects.

Despite our testing efforts, our products may contain defects that are not detected until after the products have been shipped. The discovery of defects or potential defects may result in damage to our reputation, delays in market acceptance of our products and additional expenditures to resolve issues related to the products’ implementation. If we are unable to provide a solution to actual or potential product defects that is acceptable to our customers, we may be required to incur substantial costs for product recall, repair and replacement, or costs related to legal or warranty claims made against us.

The global nature of our business exposes us to operational and financial risks and our results could be adversely affected if we are unable to manage them effectively.

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain company offices and/or business operations in several locations around the world, including Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We also maintain manufacturing facilities in Germany, Singapore and California and manage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

•	longer accounts receivable collection cycles;
•	changes in foreign currency exchange rates;
•	unexpected changes in foreign laws and regulatory requirements;
•	changes in political or economic conditions and stability, particularly in emerging markets;
•	difficulties managing widespread sales and manufacturing operations;
•	export controls;
•	less effective protection of our intellectual property; and
•	potentially adverse tax consequences.

Any failure to effectively mitigate these risks and effectively manage our global operations could have a material adverse effect on our business, financial condition or operating results.

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

We depend upon third-party manufacturers and a limited number of suppliers, and if we experience disruptions in our supply chain or manufacturing, our business may suffer.

We rely upon a limited number of suppliers for some key components of our products, and this exposes us to various risks, including whether or not our suppliers will provide adequate quantities with sufficient quality on a timely basis, and the risk that supplier pricing may be higher than anticipated. In addition, some of the basic components used in some of our products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, export controls, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers would materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventories could be too low or too high, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.

Our U.S. Government business depends upon the continuance of regulations that require federal agencies to implement security systems such as ours, and upon our ability to receive certain government approvals or certifications and demonstrate compliance in government audits or investigations.

While we are not able to quantify the amount of sales made to end customers in the U.S. Government market due to the indirect nature of our selling process, we believe that orders for U.S. Government agencies represent a significant portion of our revenues. The U.S. Government, suppliers to the U.S. Government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations that require federal agencies to implement security systems that utilize physical and logical access control products and solutions such as ours. These regulations include, but are not limited to, Homeland Security Presidential Directive (HSPD) 12 and Federal Information Processing Standards (FIPS) 201 produced by National Institute of Standards and Technology (NIST). Discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security could adversely affect our sales.

Our U.S. Government business also is dependent upon receipt of certain governmental approvals or certifications, and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required. Government agencies in the U.S. and other countries may audit our business as part of their routine audits and investigations of government orders. Based on the outcome of any such audit, if any of our costs are found to be improperly allocated to a specific order, those costs may not be reimbursed and any costs already reimbursed for such order may have to be refunded. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. A negative audit could materially affect our competitive position and result in a material adverse impact to our financial results or statements of operations.

Fluctuations in the foreign exchange rates between the U.S. dollar and other major currencies in which we do business may adversely affect our business, financial condition and results of operations.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency exchange gains and losses in our reported results. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the U.S. dollar devalues or revalues compared to the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss of the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given quarter, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against risks associated with foreign currency fluctuations.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. From time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and we may not be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized third parties may copy aspects of our products, obtain and use information that we regard as proprietary, or infringe upon our patents. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws of the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. Additionally, there is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our competitive position could be harmed and we could lose market share.

We face risks from future claims of third parties and litigation, which could have an adverse effect on our results of operations.

From time to time, we may be subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Addressing any such claims or litigation may be time-

consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write-off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in the security market grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when we need them or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalty payments or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license that is necessary for us or our third-party manufacturers to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

A material impairment in the carrying value of goodwill, intangible assets or other long-lived assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets consists of goodwill, intangible assets and other long-lived assets relating to acquisitions. We review goodwill, intangible assets and other long-lived assets on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.  In 2013, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $15.8 million to goodwill and long-lived assets, excluding the impairment charge of $11.8 million related to discontinued operations, as disclosed in our consolidated statements of operations. In 2012, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $30.4 million to goodwill and long-lived assets, excluding the impairment charge of $21.5 million related to discontinued operations, as disclosed in our consolidated statements of operations. These impairment charges results in material reductions to our operating results and stockholders’ equity.

Our stock price has been and is likely to remain volatile.

Over the past few years, the NASDAQ Stock Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;
•	technical trading patterns of our stock;
•	variations in our or our competitors’ financial and/or operational results;
•	the fluctuation in market value of comparable companies in any of our markets;
•	expected or announced news about partner relationships, customer wins or losses, product announcements or organizational changes ;
•	comments and forecasts by securities analysts;
•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;
•	litigation developments; and
•	general market downturns.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

If we fail to comply with the listing requirements of The NASDAQ Capital Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock currently is listed on The NASDAQ Capital Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Capital Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. The 180-day compliance period allowed to us in which to regain compliance with the minimum bid requirement ended December 9, 2013, and we were granted a 180-day extension, or until June 9, 2014, in which to regain compliance. While we believe our recent structural changes and current focused strategy will allow us to achieve improved financial performance and that this will increase our stock price and allow us to regain compliance within the second 180-day period allowed, we cannot guarantee that this will occur, and we may be required to take action to improve the price of our common stock, for example by seeking approval for a reverse stock split. If our common stock ceases to be listed for trading on NASDAQ for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In April 2013 we initially issued 2.0 million shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell up to $18 million of additional shares of common stock in the future.  In August 2013, in a private placement, we issued 9.3 million shares of common stock. Additionally, as of December 31, 2013, warrants to purchase 18.9 million shares of common stock were outstanding. In the future, from time to time we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of December 31, 2013, 12.3 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 19.4 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential sale of shares to LPC and issuance of shares for contingent consideration.  We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of March 6, 2014, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote 10% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of March 6, 2014, the directors and officers of Identiv collectively held 7% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

If current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could cause our business, financial condition and results of operations to suffer.

Some of our products are subject to export controls or other laws restricting the sale of our products under the laws of the United States, the European Union (EU) and other governments. The export regimes and the governing policies applicable to our business are subject to changes. We cannot be certain that such export authorizations will be available to us or for our products in the future. In some cases, we rely upon the compliance activities of our prime contractors, and we cannot be certain they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

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

If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

Under the Sarbanes-Oxley Act, our management must establish, maintain and make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated significant resources to comply with these requirements, including significant actions to develop, evaluate, and test our internal controls. A failure to maintain adequate internal controls could result in inaccurate or late reporting of our financial results, an investigation by regulatory authorities, a loss of investor confidence, a decrease in the trading price of our common stock and exposure to costly litigation or regulatory proceedings.

As described in Controls and Procedures in Part II, Item 9A of this report, in connection with the audit of our financial statements as of and for the years ended December 31, 2012 and 2013, we identified a material weakness in internal control over financial reporting, arising from an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. While we expect to complete the implementation of remediation measures and remediate our existing material weakness during the current fiscal year, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

The effects of new regulations relating to conflict minerals may adversely affect our business.

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and, by no later than May 31, 2014, disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with conflict mineral disclosure requirements may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products and harm to our business.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by another company, which could decrease the value of your shares.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2013, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration	Used by
Fremont, California	Corporate headquarters	2,196	November 2015	Corporate
Santa Ana, California	Operational headquarters. Co-located with HIRSCH business operations; manufacturing	34,599	January 2018	Operations; Identity management segment
Ismaning, Germany	European operations and sales	22,000	November 2014	Both business segments
Sauerlach, Germany	RFID/NFC product manufacturing	11,647	April 2015	ID Products segment
Chennai, India	Research and development	10,398	April 2016	ID Products segment
Singapore	RFID/NFC product manufacturing	16,060	May 2014	ID Products segment
Hong Kong	Sales	100	n/a	ID Products segment

ITEM 3.	LEGAL PROCEEDINGS

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

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s Capital Market under the symbol “INVE.” According to data available at March 5, 2014, we estimate we had approximately 3,300 stockholders of record and beneficial stockholders. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal 2013:
First Quarter	$1.54	$1.32
Second Quarter	$1.31	$0.72
Third Quarter	$0.87	$0.70
Fourth Quarter	$0.73	$0.52
Fiscal 2012:
First Quarter	$2.41	$1.74
Second Quarter	$2.13	$0.91
Third Quarter	$0.98	$0.66
Fourth Quarter	$1.50	$0.86

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2008, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

The performance graph assumes that $100 was invested on December 31, 2008 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $2.25 per share, the closing price on December 31, 2008.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	Identiv	NASDAQ Composite	RDG Technology
Dec-08	$100.00	$100.00	$100.00
Dec-09	105.33	144.84	160.75
Dec-10	112.00	170.58	181.88
Dec-11	99.11	171.34	180.97
Dec-12	66.77	200.03	206.70
Dec-13	25.59	283.43	271.48

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The comparability of our operating results for the years shown in the table below is impacted by our acquisitions of Hirsch Electronics Corporation (“Hirsch”) on April 30, 2009; Bluehill ID AG (“Bluehill ID”) on January 4, 2010 (excluding Swiss Multicard AG, Dutch Multicard Nederland BV and German Multicard GmbH which were subsidiaries of Bluehill ID at the time of acquisition and sold in December 2013 as disclosed in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations); Smartag on November 19, 2010 and idOnDemand on May 2, 2011. Results of these businesses have been included since their respective acquisition dates.

IDENTIVE GROUP, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$75,610	$72,361	$77,637	$68,521	$41,315
Cost of revenue	41,970	40,358	42,358	36,120	21,971
Gross profit	33,640	32,003	35,279	32,401	19,344
Operating expenses:
Research and development	6,277	6,965	5,905	4,227	4,253
Selling and marketing	18,969	19,124	18,293	16,841	12,886
General and administrative	14,189	14,880	19,117	18,818	16,431
Re-measurement of contingent consideration	—	(5,463)	706	221	—
Impairment of long-lived assets	178	13,410	—	—	647
Impairment of goodwill	15,572	17,027	—	—	—
Restructuring and severance	1,770	325	—	337	—
Gain on sale of assets	—	—	—	—	(1,417)
Total operating expenses	56,955	66,268	44,021	40,444	32,800
Loss from operations	(23,315)	(34,265)	(8,742)	(8,043)	(13,456)
Loss and impairment on equity investments	—	—	—	—	(2,244)
Other (expense) income	—	(108)	261	239	—
Interest expense, net	(2,169)	(1,077)	(939)	(728)	(487)
Foreign currency gain (loss), net	710	296	(454)	(220)	76
Loss from continuing operations before income taxes and noncontrolling interest	(24,774)	(35,154)	(9,874)	(8,752)	(16,111)
Income tax (provision) benefit	(47)	5,755	1,506	(941)	1,549
Loss from continuing operations before noncontrolling interest	(24,821)	(29,399)	(8,368)	(9,693)	(14,562)
(Loss) income from discontinued operations, net of income taxes	(10,977)	(24,169)	(1,853)	(482)	383
Consolidated net loss	(35,798)	(53,568)	(10,221)	(10,175)	(14,179)
Less: Net loss attributable to noncontrolling interest	933	3,232	468	630	—
Net loss attributable to Identive Group, Inc. stockholders´ equity	$(34,865)	$(50,336)	$(9,753)	$(9,545)	$(14,179)
Basic and diluted net loss per share attributable to Identive Group Inc. stockholders´ equity:
Loss from continuing operations	$(0.36)	$(0.44)	$(0.15)	$(0.21)	$(0.66)
(Loss) income from discontinued operations	$(0.17)	$(0.40)	$(0.03)	$(0.01)	$0.02
Net loss	$(0.53)	$(0.84)	$(0.18)	$(0.22)	$(0.64)
Weighted average shares used to compute basic and diluted (loss) income per share	66,327	59,623	53,748	42,722	22,047

	December 31,
	2013	2012 (1)	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,095	$6,109	$16,255	$10,465	$4,836
Working capital (2)	8,451	(128)	16, 744	9,305	4,114
Total assets	58,759	104,905	144,751	126,165	64,571
Long-term earn-out liability	—	—	5,463	—	—
Long-term liability to related party	5,648	6,177	7,303	7,478	7,899
Total other long-term obligations (3)	938	721	630	584	456
Total long-term financial liabilities	3,051	6,167	423	950	—
Total equity	$24,744	$49,590	$96,933	$79,634	$37,940

(1)	Amounts shown above have been adjusted for divested businesses as disclosed in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.
(2)	Working capital is defined as current assets less current liabilities.
(3)	Other long-term obligations exclude long-term deferred tax liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on Identiv’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identive Group, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global security technology company that provides trust solutions in the connected world, including premises, information and everyday items. CIOs, CSOs and product departments rely upon Identiv’s trust solutions to reduce risk and achieve compliance, and to protect brand identity.  Identiv trust solutions are implemented using standards-driven products and technology, such as hardware, software, digital certificates, mobility and cloud services.

Our common stock is listed on the NASDAQ Global Market in the U.S. under the symbol “INVE.”

During the periods covered by the report, we operated in two segments, “Identity Management Solutions & Services” (Identity Management) and “Identification Products & Components” (ID Products):

•

In our Identity Management segment we develop and provide integrated physical access control solutions and cloud-based identity credential provisioning and management services. We sell our Identity Management solutions to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

•

In our ID Products segment we develop and provide standards-driven hardware products using near field communication (NFC), radio frequency identification (RFID) and smart card technologies. Our NFC and RFID inlays and inlay-based tags, labels, stickers and cards are used for diverse identity applications, including electronic entertainment, loyalty schemes, mobile payment, and transit and event ticketing. Our smart card readers, modules, tokens and terminals are used by government and enterprise customers to enable data/logical access, national ID, eHealth, eGovernment, payment and other applications.

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell our smart card readers and RFID/NFC products directly to end users and utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our HIRSCH physical access control solutions and our idOnDemand cloud-based identity and access management services primarily through systems integrators, dealers and value added partners, although we also sell directly to end users. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Our corporate headquarters are located in Fremont, California. We maintain facilities in Chennai, India for research and development and in Australia, Germany, Hong Kong, Japan, Singapore and the U.S. for local operations and sales. The Company was founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Developments in our Business

In September 2013, our Board of Directors appointed Jason Hart as our new chief executive officer. Mr. Hart is a 20-year veteran of the security industry and the founder and former chief executive officer of our idOnDemand subsidiary. Following Mr. Hart’s appointment, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations.

Organizational Restructuring

The first of these actions was to realign our organizational structure to operate as a single, unified company rather than as a group of individual businesses. This change in our structure enhances our ability to coordinate and focus our strategic and operational activities. To signal this change, we implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group.”  We also reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology), allowing centralized management of key activities on a global basis. With the reorganization of and changes to our management team, we moved our executive headquarters to Fremont, California and began the process of moving our operational activities from Ismaning, Germany to our facility in Santa Ana, California.

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe and in February 2014 we completed the sale of our Multicard subsidiary in the U.S. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.

Beginning in 2014 we have operated in new segments that align to our current market strategy. We will report our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Recent Acquisitions

To strengthen and expand our capabilities, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. During the last three years, we acquired the following companies:

•

In May 2011, we acquired idOnDemand, a privately-held provider of cloud-based credential provisioning and management services based in Pleasanton, California. We continue to develop and sell these cloud-based services as an important component of our trust solutions.

More information about our acquisitions can be found in Note 3 of Notes to Consolidated Financial Statements, Acquisitions.

Recent Dispositions

•

In July 2011, we acquired polyright SA, a privately-held provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry, based in Switzerland. This business was divested as part of our sale of Multicard AG in December 2013.

•

In January 2012, we acquired payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues. This business was divested in December 2013.

More information about our acquisitions can be found in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.

Our Strategy

Identiv’s corporate priority in 2014 is to complete the process begun in late 2013 to simplify our business and drive revenue growth by focusing our resources and activities to deliver trust solutions to customers globally. Our trust solutions leverage core expertise from our existing product portfolio with a focus on cloud and mobile technologies, as well as our significant experience addressing customers’ security challenges across multiple markets, including the U.S. Government, transportation, healthcare, education, banking, critical infrastructure, foreign governments and others.

Trends in our Business

Sales Trends

Sales in 2013 were $75.6 million, up 4% compared with $72.4 million in 2012. More than one-third of our sales come from RFID and NFC products, which grew more than 50% in 2013, primarily as a result of large orders for tags and inlays to support electronic gaming, transit ticketing and other applications. Sales of our smart card readers and tokens account for approximately one-third of our business, and rose 10% in 2013, reflecting continued strong demand to support information security and logical access programs worldwide. Growth in product sales has been partially offset by a 29% decline in sales of our physical access control solutions as a result of the U.S. Government budget sequester and government shutdown. Physical access control solutions accounted for nearly 40% of our sales in 2012, but in 2013 comprised just over one-quarter of our business. Sales of our cloud-based credential provisioning and management services, while still a small component of our total revenue, are beginning to make an increasing contribution following the receipt of our first significant long-term contracts in 2013.

Gross profit margin was 44% in 2013, compared with 44% in 2012, primarily reflecting lower sales of our higher-margin physical access control solutions, partially offset by higher sales and stronger margins from RFID and NFC products.

Sales in the Americas. Sales in the Americas were $44.6 million in 2013, accounting for 59% of total revenue and up 7% compared with $41.7 million in 2012. Sales of smart card readers and physical access control solutions for security programs within various U.S. Government agencies comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Sales of our physical access control solutions in the Americas decreased by 27% in 2013 compared with the previous year, primarily due to delays and deferrals of new orders and existing projects by our federal and state agency customers as a result of the U.S. Government budget sequester implemented in March 2013. By the third quarter of 2013, our U.S. Government customers had begun to adapt to their reduced budgets and prioritize spending for security programs, and many increased their spending in anticipation of the October fiscal year-end. However, the government shutdown in the first half of October 2013 reversed these positive effects and our federal and state agency customers have been slow to return to their normal levels of activity.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (HSPD-12) and reiterated in memoranda from the Office of Management and Budget (OMB M-11-11). We believe that our physical access control solutions remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities beyond the U.S. Government market, in recent months we have released new products and added sales resources to target customers within the healthcare, education and other commercial markets.

Americas sales of RFID and NFC inlays and tags in 2013 rose more than 200% over the prior year, primarily due to high-volume orders for electronic game toy pieces, transit ticketing, and phone-based applications including mobile payment and loyalty. Sales of smart card readers, tokens and related products in the Americas increased 3% in 2013 and reflected stable demand to support information security at U.S. Government agencies, despite the sequester. Sales of our cloud-based credential provisioning and management services, while still a small component of overall sales, grew 375% in 2013, reflecting initial revenues related to our first major contracts.

Sales in Europe and the Middle East. Sales in Europe and the Middle East (EMEA) were $19.4 million in 2013, accounting for 26% of total revenue and up 17% from $16.5 million in 2012. European sales of RFID and NFC products grew 28% in 2013 compared with the prior year and included large orders for NFC inlays and tags to support transit ticketing programs and phone-based applications including mobile payment and other consumer applications. Sales of smart card readers and related products grew 10% in 2013 compared with the prior year, primarily due to increased demand to support ID security programs in the enterprise and government markets.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $11.6 million in 2013, accounting for 15% of total revenue and down 18% from $14.1 million in 2012. Sales of smart card reader products fell 19% in 2013 compared with the previous year as we migrated to a newer reader chip platform within our distribution channel during the second and third quarters of 2013; this was partially offset by growing demand for readers to support logical access and eGovernment applications in Japan throughout 2013. RFID and NFC product sales to Asia/Pacific customers fell 20% in 2013 as a result of variability in the volume and timing of large orders.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year; however the impact on this seasonal trend of overall budget reductions from actions such as government shutdowns and the sequester is uncertain. Sales of our smart card readers and reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the significant portion of our revenues that we believe comes from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or securities analysts.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased $1.5 million, or 4% in 2013 compared with 2012. Research and development spending was reduced by 10% in 2013, due to recognition of research and development tax credit the capitalization of costs related to new software releases, the completion of some project activities and the timing of others, and the movement of some activities to lower cost regions. In 2014, we expect research and development spending to remain relatively unchanged as a percentage of revenue as we continue to invest in products and solutions to deliver trust solutions to customers in the government, enterprise, consumer and commercial markets. Selling and marketing spending in 2013 was relatively unchanged from the previous year. In 2014, we expect to increase spending on selling and marketing as we invest in a more robust sales organization and put in place a global marketing organization to oversee product management and deliver new marketing programs and resources to support sales. General and administrative spending in 2013 fell 5% from the previous year, primarily as a consequence of expense reductions taken under our 2012 restructuring plan as described below. In 2014 we expect to decrease general and administrative spending as a result of actions we initiated in the fourth quarter of 2013 to simplify our business structure and streamline our operations. These actions are further discussed under “Simplification and Streamlining of our Business” below.

Additionally, to meet increasing customer demand for RFID and NFC inlays, tags, labels and cards, we have in the past added new manufacturing capacity at our production facility in Singapore and currently are expanding production capacity with the addition of assembly lines at our facility in California and via partnerships with external manufacturers.  Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Impairment

During the last two years, new developments in our business prompted us to perform interim analyses of our goodwill and long-lived assets to determine potential impairment, as required under our accounting policy.

Following the appointment of Jason Hart as our new chief executive officer in September 2013, during our quarterly close process for the third quarter of 2013 we performed an interim impairment analysis of goodwill and long-lived assets as part of a strategic review of underperforming parts of our business. As a result of our interim and subsequent year-end analysis, we recorded impairment charges totaling $15.8 million for 2013, primarily related to goodwill.

During our quarterly close process for the second quarter of 2012, we performed an interim impairment analysis of our goodwill and long-lived assets because of a significant decline in our stock price and market capitalization, as well as changes to our forecasted revenue, gross margin and operating profit. As a result of our interim and subsequent year-end analysis, we recorded impairment charges totaling $30.4 million for 2012, of which $17.0 million related to goodwill and $13.4 million related to long-lived assets.

The impairment charges taken in 2013 and 2012 affected our financial condition and results of operation for the periods in which they are recorded; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures.

For more information about impairment charges, see Note 8 of Notes to Consolidated Financial Statements, Goodwill and Intangible Assets.

Simplification and Streamlining of our Business

Following the appointment of Jason Hart as our new chief executive officer in September 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review, in late 2013 and early 2014 we disposed of non-core or under-performing businesses, including the Multicard AG, payment solution AG, Multicard Nederland BV and Multicard U.S. subsidiaries. Additionally we ceased investment in the Tagtrail mobile services platform. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated redundant positions.  Additionally, we are in the process of transferring various functions such as corporate financial accounting and reporting from Germany to the U.S. We expect that these organizational changes will result in an aggregate headcount reduction of almost 25% and yield significant operational cost savings, beginning in 2014. We will continue to evaluate opportunities to further reduce overhead costs and make more efficient use of our operational resources.

Restructuring and Severance

In 2013, upon the departure of our former chief executive officer and chief financial officer, we paid out severance to these executives and we also executed a small amount of restructuring with the elimination of certain non-core functions, as part of our organizational streamlining, discussed above. As a result, we recorded $1.8 million in restructuring and severance costs in our consolidated statements of operations for the year ended December 31, 2013.

In June 2012, we announced a series of cost reduction measures designed to align our business operations with the then-current market and macroeconomic conditions. Cost reduction measures targeted general and administrative spending and included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and nearly $0.5 million of temporary reductions in executive and management salaries and Board fees. All restructuring actions were completed in the fourth quarter of 2012 and we recorded restructuring charges of $0.3 million in our consolidated statements of operations for the year ended December 31, 2012.

Results of Operations

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
		Adjusted	Adjusted
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	55.5	55.8	54.6
Gross profit	44.5	44.2	45.4
Operating expenses:
Research and development	8.3	9.6	7.6
Selling and marketing	25.1	26.4	23.6
General and administrative	18.8	20.6	24.6
Re-measurement of contingent consideration	—	(7.5)	0.9
Impairment of long-lived assets	0.2	18.5	—
Impairment of goodwill	20.6	23.5	—
Restructuring and severance	2.3	0.4	—
Total operating expenses	75.3	91.5	56.7
Loss from operations	(30.8)	(47.3)	(11.3)
Other (expense) income	—	(0.1)	0.3
Interest expense, net	(2.9)	(1.5)	(1.2)
Foreign currency gains (losses), net	0.9	0.4	(0.6)
Loss from continuing operations before income taxes and noncontrolling interest	(32.8)	(48.5)	(12.8)
Income tax (provision) benefit	(0.1)	8.0	1.9
Loss from continuing operations before noncontrolling interest	(32.9)	(40.5)	(10.9)
Loss from discontinued operations, net of income taxes	(14.5)	(33.4)	(2.4)
Consolidated net loss	(47.4)	(73.9)	(13.3)
Less: Net loss attributable to noncontrolling interest	1.2	4.5	0.6
Net loss attributable to Identive Group, Inc. stockholders’ equity	(46.2)%	(69.4)%	(12.7)%

Comparability of Results

The comparability of our operating results for 2013 and 2012 with our operating results for 2011 is impacted by our acquisition of idOnDemand on May 2, 2011. Results of the idOnDemand business have been included since its acquisition date. In addition, the amounts for 2012 and 2011 have been adjusted for divested businesses as discussed in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations.

Revenue

Summary information about our revenue by type and by business segment for the years ended December 31, 2013, 2012 and 2011 is shown below:

	Fiscal 2013	% Change 2013 to 2012	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011
	(In thousands)
Identity Management Segment:
Revenues	$23,897	(25)%	$31,911	2%	$31,402
Percentage of total revenues	32%		44%		40%
ID Products Segment:
Revenues	$51,713	28%	$40,450	(13)%	$46,235
Percentage of total revenues	68%		56%		60%
Total revenues	$75,610	4%	$72,361	(7)%	$77,637

Fiscal 2013 Revenue Compared with Fiscal 2012 Revenue

Total revenue in 2013 was $75.6 million, up 4% compared with $72.4 million in 2012, reflecting higher sales in our ID Products segment, partially offset by lower sales in our Identity Management segment. Sales within our Identity Management segment accounted for 32% of total revenue in 2013 as compared to 44% in 2012 and sales within our ID Products segment accounted for 68% of total revenue in 2013 as compared to 56% in 2012.

In our Identity Management segment we provide solutions and services that enable the issuance, management and use of secure identity credentials in diverse markets. These offerings include physical access control solutions, and cloud-based credential provisioning and management services. We sell our Identity Management solutions to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure. Because of the complex nature of the problems we address for our Identity Management customers, pricing pressure is not prevalent in this segment.

Revenue in our Identity Management segment was $23.9 million in 2013, down 25% from $31.9 million in 2012. This decrease primarily was due to a 29% decrease in sales of our physical access control solutions, mainly as a result of project and order delays and deferrals as a consequence of the U.S. Government budget sequester and government shutdown. Physical access control solutions accounted for just over one-quarter of total sales in 2013. Sales of our cloud-based credential provisioning and management services, while still a small component of our business overall, grew 68% in 2013 as we began to recognize revenue from our first significant orders.

In our ID Products segment we design and manufacture RFID products and components that are used in the government, enterprise and consumer markets for a number of identity-related applications, including logical access, eHealth, eGovernment, electronic gaming, mobile payment, loyalty schemes, and transit and event ticketing. Our ID Products segment includes sales of RFID and NFC inlays and inlay-based cards, tags, labels and stickers; as well as smart card, RFID and NFC readers, terminals, tokens and software development kits. Sales of our reader products are subject to pricing pressure, as embedded readers, which have a lower average selling price than external readers, grow as an overall component of reader shipments. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of finished tickets and tags in addition to our inlays.

Sales in our ID Products segment were $51.7 million in 2013, up 28% from $40.5 million in 2012. This growth primarily resulted from higher sales of RFID and NFC products, which grew 51% in 2013 compared with the previous year, primarily as a result of large orders for electronic game companion toys, transit ticketing, and phone-based applications including mobile payment and loyalty. RFID and NFC products accounted for approximately one-third of total sales in 2013. Smart card reader and token sales also increased 10% in 2013 compared to the prior year, as a result of continued strong shipments to the U.S. Government market despite the federal budget sequester and higher demand from the enterprise market in Europe and the eGovernment market in Japan. Reader products accounted for approximately one-third of total sales in 2013.

Fiscal 2012 Revenue Compared with Fiscal 2011 Revenue

Total revenue in 2012 was $72.4 million, down 7% compared with $77.6 million in 2011, primarily as a result of decreased sales in our ID Products segment, while sales in our Identity Management segment remained relatively unchanged. Sales within our Identity Management segment accounted for 44% of total revenue in 2012 as compared to 40% in 2011 and sales within our ID Products segment accounted for 56% of total revenue in 2012 as compared to 60% in 2011.

Revenue in our Identity Management segment was $31.9 million in 2012, up 2% from $31.4 million in 2011, reflecting an 8% increase in sales of our physical access control solutions, partially offset by lower sales of identity solutions in Australia due to the completion of a large customer program deployment during 2011. Physical access control solutions accounted for nearly 40% of total sales in 2012.

Sales in our ID Products segment were $40.5 million in 2012, down 13% from sales of $46.2 million in 2011, primarily due to lower sales of our smart card reader products.  Reader sales fell 16% in 2012 as a result of decreased demand for smart card readers used in European e-Government and national ID programs, partially offset by increased reader sales to the U.S. Government sector. Reader products accounted for approximately one-third of total sales in 2012. Sales of RFID and NFC products also declined by 8% in 2012, primarily as a result of order deferrals related to large mobile device and transportation customer projects during the first three quarters of 2012. The resumption of these projects and new orders resulted in a significant increase in RFID product sales in the fourth quarter of 2012. RFID and NFC products accounted for approximately one-quarter of total sales in 2012.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by product segment for the fiscal years ended December 31, 2013, 2012 and 2011.

	Fiscal 2013	% Change 2013 to 2012	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011
	(In thousands)
Identity Management Segment:
Revenues	$23,897		$31,911		$31,402
Gross profit	14,611	(22)%	18,743	4%	18,033
Gross profit %	61%		59%		57%
ID Products Segment:
Revenues	$51,713		$40,450		$46,235
Gross profit	19,029	44%	13,260	(23)%	17,246
Gross profit %	37%		33%		37%
Total:
Revenues	$75,610		$72,361		$77,637
Gross profit	33,640	5%	32,003	(9)%	35,279
Gross profit %	44%		44%		45%

Gross profit for 2013 was $33.6 million, or 44% of revenue. In our Identity Management segment, gross profit margin was 61% of revenue and primarily reflected sales of physical access control solutions, as well as a small but positive gross profit contribution from the first significant sales of our cloud-based credential provisioning and management services.  In our ID Products segment, gross profit margin was 37% of revenue and reflected a significant increase in sales of our RFID and NFC products and associated improved manufacturing overhead recoveries.

Gross profit for 2012 was $32.0 million, or 44% of revenue. In our Identity Management segment, gross profit margin was 59% of revenue and primarily reflected sales of physical access control solutions, as well as a small, negative margin contribution from pilot sales of our cloud-based credential provisioning and management services. In our ID Products segment, gross profit margin was 33% of revenue and reflected weak sales of RFID and NFC products for the first three quarters of the year, which resulted in lower absorption of overhead costs in our manufacturing facilities.

Gross profit for 2011 was $35.3 million, or 45% of revenue. In our Identity Management segment, gross profit margin was 57% of revenue and primarily reflected sales of our physical access control solutions, as well as a small, negative margin contribution from pilot sales of our cloud-based credential provisioning and management services. In our ID Products segment, gross profit margin was 37% million and reflected favorable product mix both for smart card reader products and RFID inlays and tags, as well as increasing sales of higher value NFC products within our RFID product portfolio.

We expect there will be some variation in our gross profit from period to period, as our gross profit has been and will continue to be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, software and services, risk of inventory write-downs and the cost and availability of components.

Operating Expenses

Information about our operating expenses for the fiscal years ended December 31, 2013, 2012 and 2011 is set forth below.

Research and Development

	Fiscal 2013	% Change 2013 to 2012	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011
	(In thousands)
Expenses	$6,277	(10)%	$6,965	18%	$5,905
Percentage of revenue	8%		10%		8%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were $6.3 million in 2013, comprising 8% of revenue, and down 10% from $7.0 million, or 10% of revenue in 2012. Lower research and development expenses in 2013 resulted from a research and development tax credit of $0.4 million in the fourth quarter of 2013, the completion of some project activities and the timing of others, and the movement of some activities to lower cost regions. Key investment areas during 2013 included the development of our cloud-based credential provisioning and management services and the extension of our physical access control offering with a new controller platform.

Research and development expenses were $7.0 million in 2012, comprising 10% of revenue, and up 18% from $5.9 million, or 8% of revenue in 2011. Incremental expenses from the acquired idOnDemand business accounted for $0.3 million, or 27% of this increase. In addition, we increased our investment in core technology as well as in new products and solutions for emerging markets in 2012. Key investment areas during 2012 included the development of our cloud-based credential provisioning and management offering, our Tagtrail NFC mobile services platform, and new contactless, NFC and RFID readers, inlays and tags.

Selling and Marketing

	Fiscal 2013	% Change 2013 to 2012	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011
	(In thousands)
Expenses	$18,969	(1)%	$19,124	5%	$18,293
Percentage of revenue	25%		26%		24%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Selling and marketing expenses were $19.0 million in 2013, comprising 25% of revenue and down 1% from $19.1 million, or 26% of revenue in 2012. The hiring of new sales management and additional personnel in late 2013 to strengthen our sales capabilities in the U.S. was offset by lower amortization charges in 2013 due to impairment of certain intangible assets in 2012.

Selling and marketing expenses were $19.1 million in 2012, comprising 26% of revenue and up 5% from $18.3 million, or 24% of revenue in 2011. Incremental expenses from the acquired idOnDemand business accounted for $0.3 million, or one-third of this increase. Additionally, during 2012 we invested in additional sales and marketing resources and programs to address existing and new market opportunities, including the creation of new sales teams focused on NFC solutions and converged access products.

General and Administrative

	Fiscal 2013	% Change 2013 to 2012	Fiscal 2012	% Change 2012 to 2011	Fiscal 2011
	(In thousands)
Expenses	$14,189	(5)%	$14,880	(22)%	$19,117
Percentage of revenue	19%		21%		25%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.

General and administrative expenses in 2013 were $14.2 million, or 19% of revenue, compared with $14.9 million, or 21% of revenue in 2012, a decrease of 5%. This decrease primarily resulted from our cost reduction program put in place in the second quarter of 2012.

General and administrative expenses in 2012 were $14.9 million, comprising 21% of revenue and down 22% from $19.1 million, or 25% of revenue in 2011. This decrease was primarily due to our ongoing efforts to reduce general and administrative expenses and to accelerated reductions as a result our cost-reduction program put in place in June 2012. Our 2012 general and administrative expenses included $0.3 million of incremental expenses from the idOnDemand acquisition, as well as $0.1 million of transaction expenses related to the acquisition of the remaining shares of idOnDemand.

Impairment Charges

As detailed in Note 8 of Notes to Consolidated Financial Statements, Goodwill and Intangible Assets, under our accounting policy, we are required to perform an interim analysis of our goodwill and long-lived assets, when there are changes in our business that may indicate impairment of those assets.

Following the appointment of Jason Hart as our new chief executive officer in September 2013, during our quarterly close process for the third quarter of 2013 we performed an interim impairment analysis of goodwill and long-lived assets as a result of a strategic review of underperforming parts of our business for potential divestiture and the presence of certain indicators of potential impairment. As a result of our analysis, we recorded a goodwill impairment charge of $15.6 million in our consolidated statements of operations for the year ended December 31, 2013. In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $0.2 million in consolidated statements of operations for the year ended December 31, 2013.

During our quarterly close process for the second quarter of 2012, we performed an interim impairment analysis of our goodwill and long-lived assets because of a significant decline in our stock price and market capitalization, as well as changes to our forecasted revenue, gross margin and operating profit. As a result of our analysis, we recorded a goodwill impairment charge of $17.0 million in our consolidated statements of operations for the year ended December 31, 2012. In conjunction with our goodwill impairment test, we also tested our long-lived assets for impairment and adjusted the carrying value of each asset group to its fair value and recorded the associated impairment charge of $13.4 million in consolidated statements of operations for the year ended December 31, 2012.

There was no impairment charge for the year ended December 31, 2011.

Re-measurement of Contingent Consideration

There was no amount recorded for the year ended December 31, 2013 following the re-measurement of this contingent consideration as the earn-out liability remains zero at December 31, 2013 and 2012. For the year ended December 31, 2012, a credit of $5.5 million was recorded for reductions to the amount of performance-based earn-outs payable related to idOnDemand acquisition, following the re-measurement of this contingent consideration. For the year ended December 31, 2011, a charge of $0.7 million was recorded for increase in the amount of performance-based earn-outs payable related to idOnDemand acquisition, following the re-measurement of this contingent consideration. Please see Note 4 of Notes to Consolidated Financial Statements, Fair Value Measurements, for more detailed information.

Restructuring and Severance Charges

Restructuring and severance charges of $1.8 million in 2013 primarily related to severance paid out or accrued during the year as a result of the departure of our former chief executive officer and chief financial officer and the elimination of certain non-core functions.

Restructuring and severance charges of $0.3 million in 2012 related to the realignment of certain business operations under our 2012 Restructuring Plan, implemented in June 2012.

There were no restructuring and severance charges for the year ended December 31, 2011.

See Note 15 of Notes to Consolidated Financial Statements, Restructuring and Severance, for more information.

Other (Expense) Income

In 2012 we recorded other expense of $(0.1) million related to the loss recognized on the sale of a subsidiary.

In 2011 we recorded other income of $0.3 million related to a dividend distribution made by SCM PC-Card GmbH in which we had made an investment in 1998, and this investment was written off in prior periods. The dividend distribution was made as a result of the entity’s plan to close its operations.

Interest Expense, Net

Interest expense, net consists of interest accretion expense for liability to a related party arising from our acquisition of Hirsch and interest on financial liabilities, offset by interest earned on invested cash.

We recorded net interest expense of $2.2 million in 2013, which includes $1.5 million related to our loan with Hercules and $0.6 million related to interest accretion expense for a liability to a related party, as well as interest paid on other financial liabilities.

We recorded net interest expense of $1.1 million in 2012, which includes $0.2 million related to our loan with Hercules and $0.7 million related to interest accretion expense for a liability to a related party, as well as interest paid on other financial liabilities.

We recorded net interest expense of $0.9 million in 2011, which includes $0.8 million related to interest accretion expense for a liability to a related party, as well as interest paid on other financial liabilities.

Higher net interest expense in 2013 and 2012 is due to our entry into a secured debt facility in October 2012 with Hercules. See Note 9 of Notes to Consolidated Financial Statements, Related-Party Transactions, and Note 10 of Notes to Consolidated Financial Statements, Financial Liabilities, for more detailed information. Interest income in 2013, 2012 and 2011 was immaterial.

Foreign Currency Gains (Losses), Net

We recorded foreign currency transaction gains of $0.7 million in 2013 and $0.3 million in 2012, and foreign currency transaction losses of $0.5 million in 2011. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro, Swiss franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

Our effective tax rate for fiscal years 2013, 2012, and 2011 was -0.19%, 16.37%, and 15.25%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate in fiscal years 2013, 2012 and 2011.

2013 – (a) A reduction of $2.9 million, or 11.62% to the statutory rate resulted from changes in valuation allowance during the year. (b) A reduction of $0.7 million, or 3.03% resulted from rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided with respect to undistributed earnings of foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. (c) A reduction of $5.0 million, or 20.13% resulted from non-cash impairment charges for goodwill that is nondeductible for tax purposes. The net effect of all changes was an income tax expense of $0.05 million recorded in 2013.

2012 – (a) A reduction of $0.4 million, or 1.13% to the statutory rate resulted from changes in valuation allowance during the year. (b) A reduction of $2.2 million, or 6.32% resulted from rate differences between U.S. and non-U.S. jurisdictions. With the exception of one subsidiary for which we have recorded a deferred tax liability, no U.S. taxes were provided with respect to undistributed earnings of other foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. (c) A reduction of $3.2 million, or 9.22% resulted from non-cash impairment charges for goodwill that is nondeductible for tax purposes. The net effect of all changes was an income tax benefit of $5.8 million recorded in 2012.

2011 – (a) A reduction of $1.2 million, or 12.31% resulted from rate differences between U.S. and non-U.S. jurisdictions. (b) A reduction of $0.5 million, or 5.35% resulted from changes in valuation allowance during the year. The net effect of all changes was an income tax benefit of $1.5 million recorded in 2011.

Discontinued Operations

In November 2013, we committed to a plan to sell our Multicard U.S. business and completed the sale of this business in January 2014. In December 2013, we completed the sale of our Multicard AG business in Switzerland, our payment solution AG business in Germany and our Multicard Nederland BV business in Netherland. In addition, we completed the sale of our German Multicard GmbH subsidiary to an employee in December 2013. Each of these businesses (collectively, our “divested businesses”) has been accounted for as discontinued operations in our consolidated statements of operations for the year ended December 31, 2013. As a result, amounts for 2012 and 2011 have been restated to conform to current year presentation.

Revenue for the divested businesses was $20.6 million, $22.2 million and $25.1 million in 2013, 2012 and 2011, respectively. Loss from discontinued operations before income taxes was $15.8 million, $25.2 million and $1.7 million in 2013, 2012 and 2011, respectively. Loss from discontinued operations, net of income taxes in 2013, 2012 and 2011 was $11.0 million, $24.2 million and $1.9 million, respectively.

Liquidity and Capital Resources

For the twelve months ended December 31, 2013, our working capital, which we have defined as current assets less current liabilities, was $8.5 million, an increase of $8.6 million compared to ($0.1) million as of December 31, 2012. The increase in working capital reflects a $14.9 million decrease in current liabilities of discontinued operations resulting from the sale of non-core entities, a 0.5 million net decrease in liability to related party and accounts payable as well as a $1.5 million net increase in inventories, offset by a $4.0 million decrease in current assets of discontinued operations resulting from the sale of non-core entities, as well as a $1.9 million net decrease of cash and cash equivalents, accounts receivable and prepaid expenses and other current assets, and a net increase of $2.4 million in accrued compensation and related benefits, financial liabilities, deferred revenue, and other accrued expenses.

For the twelve months ended December 31, 2012, our working capital, which we have defined as current assets less current liabilities, was ($0.1) million, a decrease of $16.8 million compared to $16.7 million as of December 31, 2011. The decrease in working capital reflects a $10.2 million net decrease in cash and cash equivalents and inventory, as well as a $11.9 million net increase in accounts payable, liability to related party, liability for consumer cards, financial liabilities, deferred revenue, and other accrued expenses, offset by a $4.9 million increase in accounts receivable and prepaid expenses and other current assets, and a $0.4 million decrease in accrued compensation and related benefits.

The following summarizes our cash flows for the twelve months ended December 31, 2013 and 2012 (in thousands):

	12 Months Ended December 31, 2013	12 Months Ended December 31, 2012
Net cash used in operating activities	$(2,428)	$(12,866)
Net cash used in investing activities	(4,363)	(2,669)
Net cash provided by financing activities	5,702	5,542
Effect of exchange rates on cash and cash equivalents	(1,176)	132
Net decrease in cash and cash equivalents	(2,265)	(9,861)
Cash and cash equivalents, beginning of year	6,109	16,224
Add: Cash and cash equivalents of discontinued operations, at beginning of year	1,269	1,015
Less: Cash and cash equivalents of discontinued operations, end of year	18	1,269
Cash and cash equivalents, end of year	$5,095	$6,109

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, secured note, purchase commitments and other obligations. Gross committed operating lease obligations are $3.2 million, liability to related party is $9.3 million, the secured note is $7.3 million, and purchase commitments and other obligations are $6.6 million at December 31, 2013. Total commitments due within one year are $13.0 million and due thereafter are $13.4 million at December 31, 2013.

Cash used in investing activities primarily reflects $2.1 million spent for capital expenditures and $2.3 million cash disposed related to divested non-core entities.

Cash provided by financing activities primarily reflects $9.6 million net cash proceeds from our August 2013 capital raise and $0.1 million cash proceeds from issuance of common stock under our employee stock purchase plan, offset by a cash payment of  $0.1 million for the acquisition of the noncontrolling interest in payment solution, $3.7 million paid for financial liabilities, which consist of equipment financing liabilities, a bank loan and debt note, and $0.2 million net change in bank line of credit.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of December 31, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2013, the amount of cash included at such subsidiaries was $1.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). Our obligations under the Loan Agreement and the Secured Note are secured by substantially all of our assets. Among others, the Loan Agreement requires us to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. See Note 10 of Notes to Consolidated Financial Statements, Financial Liabilities, for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased 1,754,386 shares of common stock for a net consideration of $1.5 million on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18 million (subject to certain limitations) in shares of common stock, we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of common stock. Subsequent to the initial purchase, we directed LPC to purchase 2.5 million shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million. See Note 5 of Notes to Consolidated Financial Statements, Stockholders’ Equity of Identive Group, Inc., for more information.

On August 14, 2013, in a private placement, we issued 8,348,471 shares of our common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant Holders”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the United States. See Note 5 of Notes to Consolidated Financial Statements, Stockholders’ Equity of Identive Group, Inc., for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of December 31, 2013, we have total accumulated deficit of $321 million. During the year ended December 31, 2013, we sustained consolidated net loss of $35.8 million, including $27.6 million related to impairment of goodwill and long-lived assets. The loss for the year included loss from discontinued operations of $11.0 million. These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to continue as a going concern We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products. Our current plan anticipates increased revenues and improved profit margins for the twelve-month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to reduce the levels of inventory and improve payment terms. Based on our current projections and estimates, we believe our current capital resources, including existing cash and cash equivalents, anticipated cash flows from operating activities, savings from our continued cost reduction activities, and available borrowings, should be sufficient to meet our operating and capital requirements through at least the next twelve months.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations, the Company has sold certain non-core or underperforming businesses and will do so in future, if needed. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$3,147	$1,460	$1,276	$411	$—
Liability to related party	9,286	1,118	2,364	2,556	3,248
Secured note	7,347	3,835	3,512	—	—
Purchase commitments and other obligations	6,613	6,553	59	1	—
Total obligations	$26,393	$12,966	$7,211	$2,968	$3,248

Our liability to related party was acquired in connection with our acquisitions of Hirsch. See Note 9 of Notes to Consolidated Financial Statements, Related-Party Transactions, for more information about this liability listed in the table above.

The secured note relates to a loan and security agreement we entered into with Hercules Technology Growth Capital, Inc. on October 30, 2012. The amounts above include payments to be made for principal, interest and additional fees. See Note 10 of Notes to Consolidated Financial Statements, Financial Liabilities, for more information about the financing liabilities listed in the table above.

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Note 17 of Notes to Consolidated Financial Statements, Commitments, for more information about operating leases, purchase commitments and other obligations listed in the table above.

The Company’s consolidated balance sheet consists of other long-term liability which includes gross unrecognized tax benefits, and related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairment, contingent consideration, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, contain our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue – Revenue is recognized when all of the following criteria have been met:
-	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

-	Delivery has occurred. We use shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.
-	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
-

Collectability is reasonably assured. We assess collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

Effective January 1, 2011, we analyze our revenue arrangements in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Topic 985-605, Software-Revenue Recognition (“ASC 985-605”), and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

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

We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of our hardware products are bundled with professional services and maintenance contracts, and in some cases with our software products. In such multiple element arrangements, revenue is allocated to each separate units of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. We account for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. Professional services include security system integration, system migration and database conversion services, among others. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

•

Inventories – Inventories are stated at the lower of cost, using FIFO, average cost or standard cost, as applicable, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. We regularly review inventory quantities on hand and record an estimated provision for excess inventory, technical obsolescence and inability to sell based primarily on our historical sales and expectations for future use. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position. If we were to make different judgments or utilize different estimates, the amount and timing of our write-down of inventories could be materially different. Once we have written down inventory below cost, we do not subsequently write it up.

•

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

As of December 31, 2013, we have federal and state income tax net operating loss (NOL) carryforwards of $63.3 million and $37.7 million, respectively, which will expire at various dates starting 2014. Such NOL carryforwards expire as follows (in thousands):

Years	Amounts
2014 - 2019	$19,304
2020 - 2025	45,691
2026 - 2031	16,257
2032 - 2037	19,754
Total	$101,006

We believe that it is more likely than not that the benefit from the state NOL carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2014.

We consider the earnings of all our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

•

Goodwill – Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We evaluate goodwill, at a minimum, on an annual basis and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment. Prior to testing for goodwill impairment, we test long-lived assets for impairment and adjust the carrying value of each asset group to its fair value and record the associated impairment charge in our consolidated statements of operations. The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we test for goodwill impairment using a two-step method as required by ASC 350.The first step of the impairment test compares the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of goodwill is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., write goodwill down to the implied fair value of goodwill amount).

We determine the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verify the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit we make assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections that we use in our DCF model are updated at least annually and will change over time based on the historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our business strategy, government regulations, or economic or market conditions could significantly impact these judgments.

We have six reporting units, including Hirsch, ID Solutions, payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment. During the third quarter of fiscal 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations, including the review of certain under-performing business units for potential divestiture. As a consequence we revised our forecasted revenue, gross margin and operating profit for future periods. In addition, we noted certain other indicators of impairment, including a change in management following the appointment of a new chief executive officer, a sustained decline in our stock price, and as a result of the U.S. Government budget sequester, continued reduced performance in certain reporting units. Based on our reduced forecast and the indicators of impairment noted above, we performed an interim goodwill impairment analysis as part of our quarterly close as of September 30, 2013 and recorded a goodwill impairment charge of $27.3 million for the year ended December 31, 2013. Of the total impairment charge of $27.3 million, $15.6 million is related to continuing operations as disclosed in the consolidated statements of operations for the year ended December 31, 2013 and $11.7 million is related to the divested businesses and has been included within the results of discontinued operations in the consolidated statements of operations. In December 2013, the Company wrote off goodwill of $8.0 million related to divested businesses which existed at the time of sale of these subsidiaries. The remaining goodwill of $9.0 million as of December 31, 2013 was related to the Hirsch and the ID Infrastructure reporting units. The Company´s annual impairment test as of December 1, 2013 indicated that the estimated fair value of the Hirsch and the ID Infrastructure reporting units substantially exceeded the carrying value. Our annual impairment test as of December 1, 2012 showed no impairment existed at that time. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

•

Intangible and Long-lived Assets – We evaluate our long-lived assets and certain identifiable amortizable intangible assets for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset group. If such asset groups are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset groups. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets.
•

Stock-based Compensation – We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The updated accounting standard requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date, and may be applied retrospectively. We will adopt this standard in the first quarter of 2014 and do not expect the adoption will have a material impact on our consolidated results of operations or financial condition.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows. We have performed sensitivity analyses as of December 31, 2013 and 2012 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2013 and 2012. The results of this hypothetical sensitivity analysis indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.3 million and $0.2 million for 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, we had $5.1 million and $6.1 million, respectively, in cash and cash equivalents and no short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identive Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Identive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audit also included the 2013 and 2012 figures presented in the financial schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Consolidated financial position of Identive Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the Consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, 2013 and 2012 figures presented in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, the financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

/s/ Bostedt	/s/ Richter
Wirtschaftsprüfer	Wirtschaftsprüfer
[German Public Auditor]	[German Public Auditor]
Ernst & Young GmbH
Wirtschaftsprüfungsgesellschaft
Munich, Germany
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identive Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Identive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders´ equity and cash flows for the year ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Identive Group, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE GMBH

WIRTSCHAFTSPRÜFUNGSGESELLSCHAFT
Munich, Germany
March 29, 2012 (March 19, 2013 as to the effects of the restatements discussed in Note 1 and March 31, 2014 as to the effects of discontinued operations discussed in Note 2)

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands; except par value)	December 31,
		Adjusted
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$5,095	$6,109
Accounts receivable, net of allowances of $131 and $190 as of December 31, 2013 and
2012, respectively	13,289	13,842
Inventories	9,098	7,609
Prepaid expenses	957	976
Other current assets	1,766	2,064
Current assets of discontinued operations	2,624	6,590
Total current assets	32,829	37,190
Property and equipment, net	5,888	5,889
Goodwill	8,991	24,664
Intangible assets, net	10,184	11,676
Other assets	867	1,671
Long-term assets of discontinued operations	-	23,815
Total assets	$58,759	$104,905

LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$9,353	$9,805
Liability to related party	1,073	1,098
Financial liabilities	2,971	2,842
Deferred revenue	729	641
Accrued compensation and related benefits	3,383	2,503
Other accrued expenses and liabilities	5,239	3,948
Current liabilities of discontinued operations	1,630	16,481
Total current liabilities	24,378	37,318
Long-term liability to related party	5,648	6,177
Long-term financial liabilities	3,051	6,167
Other long-term liabilities	938	721
Long-term liabilities of discontinued operations	-	4,932
Total liabilities	34,015	55,315
Commitments and contingencies (see Note 16 and 17)
Stockholders´ Equity:
Identive Group, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and
outstanding	-	-
Common stock, $0.001 par value: 130,000 shares authorized; 75,079
and 60,809 shares issued and outstanding as of December 31, 2013 and 2012, respectively	75	61
Additional paid-in capital	348,845	337,811
Treasury stock, 618 shares as of December 31, 2013 and 2012, respectively	(2,777)	(2,777)
Accumulated deficit	(320,876)	(286,011)
Accumulated other comprehensive income	1,227	1,379
Total Identive Group, Inc. stockholders' equity	26,494	50,463
Noncontrolling interest	(1,750)	(873)
Total stockholders´ equity	24,744	49,590
Total liabilities and stockholders´ equity	$58,759	$104,905

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		Adjusted	Adjusted
(In thousands, except per share data)	2013	2012	2011

Net revenue	$75,610	$72,361	$77,637
Cost of revenue	41,970	40,358	42,358
Gross profit	33,640	32,003	35,279
Operating expenses:
Research and development	6,277	6,965	5,905
Selling and marketing	18,969	19,124	18,293
General and administrative	14,189	14,880	19,117
Re-measurement of contingent consideration	-	(5,463)	706
Impairment of long-lived assets	178	13,410	-
Impairment of goodwill	15,572	17,027	-
Restructuring and severance	1,770	325	-
Total operating expenses	56,955	66,268	44,021
Loss from operations	(23,315)	(34,265)	(8,742)
Other income (expense)	-	(108)	261
Interest expense, net	(2,169)	(1,077)	(939)
Foreign currency gain (loss), net	710	296	(454)
Loss from continuing operations before income taxes and noncontrolling
interest	(24,774)	(35,154)	(9,874)
Income tax (provision) benefit	(47)	5,755	1,506
Loss from continuing operations before noncontrolling interest	(24,821)	(29,399)	(8,368)
Loss from discontinued operations, net of income taxes	(10,977)	(24,169)	(1,853)
Consolidated net loss	(35,798)	(53,568)	(10,221)
Less: Loss attributable to noncontrolling interest	933	3,232	468
Net loss attributable to Identive Group, Inc. stockholders´ equity	$(34,865)	$(50,336)	$(9,753)
Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders´ equity:
Loss from continuing operations	$(0.36)	$(0.44)	$(0.15)
Loss from discontinued operations	$(0.17)	$(0.40)	$(0.03)
Net loss	$(0.53)	$(0.84)	$(0.18)
Weighted average shares used to compute basic and diluted loss per share	66,327	59,623	53,748

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Twelve Months Ended December 31,
	2013	2012	2011
Consolidated net loss	$(35,798)	$(53,568)	$(10,221)
Other comprehensive (loss) income, net of income taxes of nil:
Unrealized gain (loss) on defined benefit plans	232	29	(117)
Foreign currency translation adjustment	(1,124)	(462)	1,612
Foreign currency translation reclassified into earnings upon sale of foreign subsidiaries	604	-	-
Total other comprehensive (loss) income, net of income taxes of nil	(288)	(433)	1,495
Consolidated comprehensive loss	(36,086)	(54,001)	(8,726)
Less: Comprehensive loss attributable to noncontrolling interest	1,069	3,267	571
Comprehensive loss attributable to Identive Group, Inc. Stockholders´ equity	$(35,017)	$(50,734)	$(8,155)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS´ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Identive Group, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, January 1, 2011	48,276	$48	$306,203	$(2,777)	$(225,922)	$179	$1,903	79,634
Net loss	-	-	-	-	(9,753)	-	(468)	(10,221)
Other comprehensive loss	-	-	-	-	-	1,598	(103)	1,495
Issuance of common stock in connection with
capital raise, net of issuance costs	7,843	8	18,204	-	-	-	-	18,212
Issuance of common stock in connection with
idOnDemand acquisition	996	1	3,023	-	-	-	-	3,024
Noncontrolling interest in connection with
idOnDemand acquisition	-	-	-	-	-	-	468	468
Issuance of common stock in connection with
earn-out agreements	137	-	316	-	-	-	-	316
Issuance of common shares to acquire additional
noncontrolling interest in a subsidiary	3	-	8	-	-	-	(8)	-
Issuance of common stock in connection with
stock bonus and incentive plans and exercise of
Options	648	1	1,684	-	-	-	-	1,685
Issuance of common stock upon exercise of
Warrants	406	-	1,075	-	-	-	-	1,075
Stock options grants in connection with stock
bonus and incentive plans	-	-	672	-	-	-	-	672
Stock-based compensation expense for stock
Options	-	-	439	-	-	-	-	439
Stock-based compensation expense for ESPP	-	-	134	-	-	-	-	134
Balances, December 31, 2011	58,309	$58	$331,758	$(2,777)	$(235,675)	$1,777	$1,792	$96,933
Net loss	-	-	-	-	(50,336)	-	(3,232)	(53,568)
Other comprehensive loss	-	-	-	-	-	(398)	(35)	(433)
Issuance of common stock in connection with
payment solution acquisition	1,358	1	3,040	-	-	-	-	3,041
Noncontrolling interest in connection with
payment solution acquisition	-	-	-	-	-	-	2,131	2,131
Issuance of common shares to acquire additional
noncontrolling interest in payment solution	548	1	1,167	-	-	-	(1,168)	-
Acquisition of noncontrolling interest in
idOnDemand	-	-	(139)	-	-	-	(361)	(500)

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS´ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Identive Group, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Issuance of common stock in connection with
earn-out agreements	57	-	128	-	-	-	-	128
Issuance of common stock in connection with
ESPP	298	1	340	-	-	-	-	341
Issuance of common stock in connection with
stock bonus and incentive plans	239	-	420	-	-	-	-	420
Stock options grants in connection with stock
bonus and incentive plans	-	-	99	-	-	-	-	99
Stock-based compensation expense for stock
Options	-	-	816	-	-	-	-	816
Stock-based compensation expense for ESPP	-	-	182	-	-	-	-	182
Balances, December 31, 2012	60,809	$61	$337,811	$(2,777)	$(286,011)	$1,379	$(873)	$49,590
Net loss	-	-	-	-	(34,865)	-	(933)	(35,798)
Other comprehensive loss	-	-	-	-	-	(152)	(136)	(288)
Acquisition of noncontrolling interest in Payment Solution	-	-	(217)	-	-	-	-	(217)
Reversal of noncontrolling interest in Payment Solution	-	-	(192)	-	-	-	192	-
Issuance of common stock in connection with
capital raise, net of issuance costs	4,569	5	3,361	-	-	-	-	3,366
Issuance of common stock in connection with
private placement, net of issuance costs	9,348	9	6,265	-	-	-	-	6,274
Issuance of common stock in connection with
ESPP	192	-	132	-	-	-	-	132
Issuance of common stock in connection with
stock bonus and incentive plans	161	-	134	-	-	-	-	134
Stock options grants in connection with
stock bonus and incentive plans	-	-	48	-	-	-	-	48
Stock-based compensation expense for stock
Options	-	-	814	-	-	-	-	814
Stock-based compensation expense for ESPP	-	-	176	-	-	-	-	176
Issuance of warrants in connection with
amendment of secured debt facility	-	-	513	-	-	-	-	513
Balances, December 31, 2013	75,079	$75	$348,845	$(2,777)	$(320,876)	$1,227	$(1,750)	$24,744

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011

Cash flows from operating activities:
Net loss	$(35,798)	$(53,568)	$(10,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(4,821)	-	-
Deferred income taxes	(120)	(6,716)	(1,983)
Depreciation and amortization	3,981	5,563	5,581
Impairment of goodwill and long-lived assets	27,584	51,869	-
Accretion of interest to related party liability	652	745	748
Amortization of debt issuance costs	728	93	-
Re-measurement of contingent consideration	-	(5,657)	510
Stock-based compensation expense	1,465	1,208	1,227
Pension charges	246	289	136
(Gain) or loss on disposal of fixed assets	364	74	-
Changes in operating assets and liabilities:
Accounts receivable	1,024	(3,135)	2,140
Inventories	(1,804)	484	1,923
Prepaid expenses and other assets	745	(635)	526
Accounts payable	1,354	(433)	(2,112)
Liability to related party	(1,175)	(1,818)	(1,042)
Liability for consumer cards	1,738	(182)	-
Deferred revenue	(646)	766	(291)
Accrued expenses and other liabilities	2,055	(1,813)	(2,010)
Net cash used in operating activities	(2,428)	(12,866)	(4,868)

Cash flows from investing activities:
Capital expenditures	(2,074)	(3,241)	(1,728)
Net cash acquired (paid) from (for) acquisitions	-	572	(5,154)
Cash disposed of related to divested business	(2,289)	-	-
Net cash used in investing activities	(4,363)	(2,669)	(6,882)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	-	6,882	-
Proceeds from capital raise, net of issuance costs	9,640	-	18,212
Proceeds from issuance of common stock under employee stock purchase plan	132	341	-
Proceeds from issuance of common stock upon options and warrants exercised	-	-	1,133
Cash paid for acquisition of noncontrolling interest	(72)	(500)	-
Payments on financial liabilities	(3,744)	(1,420)	(879)
Changes in bank line of credit, net	(254)	239	(605)
Net cash provided by financing activities	5,702	5,542	17,861
Effect of exchange rates on cash and cash equivalents	(1,176)	132	329
Net (decrease) increase in cash and cash equivalents	(2,265)	(9,861)	6,440
Cash and cash equivalents of continuing operations, at beginning of year	6,109	16,224	10,565
Add: Cash and cash equivalents of discontinued operations, at beginning of year	1,269	1,015	234
Less: Cash and cash equivalents of discontinued operations, at end of year	18	1,269	1,015
Cash and cash equivalents of continuing operations, at end of year	$5,095	$6,109	$16,224

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,951	$1,495	$1,049
Cash paid for income taxes	$249	$115	$50
Cash received for income taxes	$6	$129	$83
Non-cash investing and financing activities:
Net assets and liabilities of discontinued operations	$8,363	$-	$-
Leasehold improvements funded by lease incentives	$508	$-	$-
Common stock issued in connection with stock bonus and incentive plans	$55	$420	$1,628
Stock option grants issued in connection with stock bonus and incentive plans	$48	$99	$672
Property and equipment subject to accounts payable	$157	$382	$979
Common stock issued in connection with business combinations	$-	$3,041	$3,024
Common stock issued in connection with acquiring noncontrolling interest	$-	$1,168	$8
Common stock issued in connection with contingent consideration	$-	$128	$316
Fair value of contingent consideration in connection with business combinations	$-	$-	$5,060

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identive Group, Inc. (“Identiv” or the “Company,”) is a global security technology company that provides trust solutions in the connected world, including premises, information and everyday items. CIOs, CSOs and product departments rely upon Identiv’s trust solutions to reduce risk and achieve compliance, and to protect brand identity. Identiv trust solutions are implemented using standards-driven products and technology, such as hardware, software, digital certificates, mobility and cloud services.

On May 2, 2011, the Company acquired 95.8% of the shares of idOnDemand, Inc. (“idOnDemand”), a privately-held provider of cloud-based credential provisioning and management services based in Pleasanton, California. The remaining shares of idOnDemand were acquired on January 9, 2012. The results of idOnDemand are included in the Company’s consolidated statements of operations since its date of acquisition. As a result, the Company’s operating results for the periods presented are not directly comparable.

Identiv’s corporate headquarters are in Fremont, California. The Company maintains facilities in Chennai, India for technology research and development and in Australia, Germany, Hong Kong, Japan, Singapore, and the U.S. for individual business operations and sales. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations — The financial information related to some of the subsidiaries of the Company is reported as discontinued operations for all periods presented as discussed in Note 2, Discontinued Operations.

Going Concern - The accompanying  consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of $321 million as of December 31, 2013. These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of its business, have raised significant doubt about the Company’s ability to continue as a going concern. The  consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing or dispose of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on its revenues or expenses, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2, Discontinued Operations, the Company has sold certain non-core or underperforming businesses and will do so in future, if needed. The Company may also need to raise additional funds through public or private offerings of additional debt or equity during the course from time to time as it may deem appropriate, which might cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect the Company’s ability to fund operations.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for allowance for doubtful accounts receivable, lower of cost or market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long-lived assets and goodwill, liability for contingent consideration, accruals of product warranty, restructuring accruals, stock-based compensation, defined benefits plans, and other liabilities. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Correction of Prior Period Errors — In connection with the preparation of its consolidated financial statements for the quarter ended September 30, 2013, the Company identified an error related to the classification of cash paid for the interest on financial liabilities in the consolidated statements of cash flows as described below. In connection with the preparation of its consolidated financial statements for the year ended December 31, 2012, the Company identified an error related to the accounting for assumed pension plans as described below. Using both quantitative and qualitative measures, the Company believes that the impact of these errors is immaterial, individually and in aggregate, to the consolidated financial statements for the year ended December 31, 2012 and 2011 and therefore an amendment to the Form 10-K for the year ended December 31, 2012 and 2011 is not considered necessary. Since these errors were immaterial to the Company’s financial statements for prior periods, management has elected to correct these errors for prior periods in the current year.

The cash paid for the interest on financial liabilities was presented as cash outflows from financing activities, which should have been presented as cash outflows from operating activities in the consolidated statements of cash flows in the Company’s Form 10-K filing for the year ended December 31, 2012 and 2011 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash flows (“ASC 230”). As a result, cash used in operating activities was understated and cash used in financing activities was overstated for the year ended December 31, 2012 and 2011 by $0.7 million and $0.2 million, respectively. The amounts for the years ended December 31, 2012 and 2011 have been adjusted to correct the impact of such immaterial error.

The Company assumed sponsorship of three statutory pension plans in Switzerland as part of its acquisitions of Bluehill ID on January 4, 2010 and polyright SA on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a guaranteed interest rate, which is annually defined by the Swiss Federal Council and renewed every two years. Prior to fiscal 2012 year-end, these pension plans were treated as defined contribution plans. In connection with the preparation of its annual financial statements for the year ended December 31, 2012, the Company reassessed the accounting treatment of these pension plans and concluded that the plans should be accounted for as defined benefit pension plans in accordance with ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”). This change in the determination resulted in a different accounting treatment for the pension plans and consequently for fiscal year 2012, the Company recorded pension costs and benefit obligations related to its defined benefit plans based on actuarial valuations, and retroactively applied this accounting treatment to prior periods. The incorrect valuation of pension plans was deemed to be an error given that information regarding these plans was available at the time of the original valuation. Accordingly, the Company retrospectively adjusted the goodwill in connection with the acquisition of Bluehill ID and polyright SA for the pension plans. The deferred tax asset representing timing differences in the deduction of the pension liability are correspondingly recorded against goodwill. Further, management deems necessary a retroactive valuation allowance be recorded against such deferred tax assets as it was more likely than not that these deferred tax assets would not be realized. This adjustment to valuation allowance in connection with the acquisition of Bluehill ID and polyright SA is retroactively recorded as an adjustment to income tax expense. As a result of correcting this error in prior-period financial statements, loss for the year ended December 31, 2011 increased by $0.3 million in the 2011 fiscal consolidated statements of operations. There was no impact on the basic and diluted loss per share in fiscal year 2011. As of December 31, 2013, these pension plans no longer exist as the related Swiss entities were sold prior to year-end as discussed in Note 2, Discontinued Operations. Refer to Note 13, Defined Benefit Plans, for more details about the pension plans.

Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at December 31, 2013 and 2012.

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

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixture and office equipment, five to seven years for machinery, five years for automobiles and three years for computer software. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Refer to Note 7, Property and Equipment, for information about impairment charges recorded during the third quarter of 2013.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). The Company evaluates goodwill, at a minimum, on an annual basis and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment. The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to testing for goodwill impairment, the Company tests long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its consolidated statements of operations. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of the goodwill is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., write goodwill down to the implied fair value of goodwill amount).

The Company determines the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verifies the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The completion of the DCF model requires that the Company makes a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit the Company makes assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections used by the Company in its DCF model are updated at least annually and will change over time based on the historical performance and changing business conditions for each of the Company’s reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

Refer to Note 8, Goodwill and Intangible Assets, for more information about the impairment charge recorded as a result of interim goodwill impairment analysis performed as of September 30, 2013 and as of June 30, 2012. As discussed in Note 8, the Company performed its annual impairment analysis as of December 1, 2013, 2012 and 2011 and no impairment existed at that time.

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized over the estimated useful lives of the related assets as disclosed in Note 8. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets determined to have an indefinite useful life, no amortization is recognized until the assets´ useful life is determined to be no longer indefinite. The Company evaluates indefinite useful life intangible assets for impairment at a minimum on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 350. The Company performs the impairment test of the indefinite lived intangible assets by calculating the fair value of such intangible assets and comparing the fair value of the intangible assets with the carrying amount. If the carrying amount of such intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Refer to Note 8 for more information about the impairment charge recorded during the year as a result of impairment analysis performed as of September 30, 2013 and as of June 30, 2012. As discussed in Note 8 below, the Company performed its impairment analysis as of December 31, 2013 and 2012 and no impairment existed at that time.

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

Revenue Recognition — Revenue is recognized when all of the following criteria have been met:

—	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.
—	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.
—	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
—

Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by credit checks and customer payment histories. The Company records accounts receivable net of allowance for doubtful accounts, estimated customer returns, and pricing credits.

Effective January 1, 2011, the Company analyzes its revenue arrangements in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. ASU 2009-14 provides that tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in ASC Topic 985-605, Software-Revenue Recognition (“ASC 985-605”), and should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

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

The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting in accordance with the provisions of ASU 2009-13. Certain sales arrangements of the Company’s hardware products are bundled with professional services and maintenance contracts, and in some cases with its software products. In such multiple element arrangements, revenue is allocated to each separate units of accounting for each of the non-software deliverables and to the software deliverables using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price. The Company accounts for software sales in accordance with ASC 985-605 and hardware sales in accordance with ASU 2009-13, when all the revenue recognition criteria noted above have been met. Professional services include security system integration, system migration and database conversion services, among others. The revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, if applicable. The revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangement contains hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred. The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves the internal needs and customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense, including amounts written-off related to capitalized costs, in the amount of $0.4 million, $0 million, and $0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the capitalized costs included in property and equipment, net of amortization and write-off in the consolidated balance sheets were $0.7 million and $0.5 million, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. See Note 11, Income Taxes, for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, performance share awards, employee stock purchase plan, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock options award that is ultimately expected-to-vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. See Note 5 below for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash and cash equivalents in money market funds with high-quality institutions and, therefore, bears minimal risk. The Company primarily sells its products to customers in the U.S., Asia and Europe. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2013 and 2012. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

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

Comprehensive Loss — ASU No. 2011-05, Comprehensive Income, ASC Topic 200, Presentation of Comprehensive Income (“ASU No. 2001-05”) requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive loss for the years ended December 31, 2013, 2012 and 2011 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments and unrealized loss/gain on defined pension plans which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recognized a currency gain (loss) of $0.7 million in 2013, $0.3 million in 2012 and $(0.5) million in 2011.

Recent Accounting Pronouncements and Accounting Changes

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

2. Discontinued Operations

During the fourth quarter of 2013, Identiv’s Board of Directors (the “Board”), after reviewing strategic options, committed to a plan designed to simplify the Company’s business structure and support a revised strategy to focus on high-growth technology trends within the security market including cloud-based services and mobility. In December 2013, the Company completed the sale of its Swiss Multicard AG subsidiary, its German payment solution AG subsidiary and its Dutch Multicard Nederland BV subsidiary to Sandpiper Assets SA, an international holding company (the “Buyer” or “Sandpiper”), pursuant to a share purchase agreement whereby the Company has agreed to sell its holdings in these subsidiaries to the Buyer for a total negative cash consideration of $0.5 million, which was paid in February 2014 subsequent to the close of the transaction. The sale of Multicard AG and payment solution AG closed on December 19, 2013 and sale of Multicard Nederland BV closed on December 31, 2013. In addition, the Company completed the sale of its German Multicard GmbH subsidiary to an employee for the sum of one euro on December 30, 2013. With respect to payment solution AG, if the Buyer sells its shares in payment solution AG, in part or in full, to a third party within 36 months of the closing date of the transaction, the Company will be entitled to 50% of the consideration received for any such sale. Based on the carrying value of the assets and the liabilities attributed to these businesses on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $4.8 million, net of tax of nil, in the consolidated statements of operations for the year ended December 31, 2013, which is included in the loss from discontinued operations, net of income taxes line.

In addition, during the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company has agreed to sell its holdings consisting of 80.1% of the shares of Multicard US to the Buyers for a cash consideration of $1.2 million.

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), for the fiscal years ended December 31, 2013, 2012 and 2011, the results of these businesses have been presented as discontinued operations in the consolidated statements of operations and all prior periods have been reclassified to conform to this presentation. The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets. The Company has classified the assets and liabilities as assets and liabilities of discontinued operations for all periods presented in the accompanying consolidated balance sheets. Prior to the sale, these businesses were part of the Identity Management segment.

The key components of loss from discontinued operations consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenues	$20,605	$22,239	$25,071
Discontinued operations:
Loss from discontinued operations before income taxes	(15,790)	(25,239)	(1,672)
Income tax (provision) benefit	(8)	1,070	(181)
Loss from discontinued operations, net of income taxes	(15,798)	(24,169)	(1,853)
Gain on sale of discontinued operations, net of income taxes of nil	4,821	-	-
Net loss from discontinued operations, net of income taxes	$(10,977)	$(24,169)	$(1,853)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$16	$1,269
Accounts receivable, net	787	3,419
Inventories	471	1,283
Other current assets	27	619
Property and equipment	13	3,003
Goodwill	1,310	20,606
Intangible assets	-	206
Total assets of discontinued operations	$2,624	$30,405
Liabilities:
Accounts payable	418	3,121
Liability for consumer cards	-	5,811
Liability to related party	-	454
Deferred revenue	966	2,202
Accrued expenses and other liabilities	246	3,203
Financial liabilities	-	5,318
Other long-term liabilities	-	1,304
Total liabilities of discontinued operations	$1,630	$21,413

3. Acquisitions

Acquisition of payment solution AG

On January 30, 2012 (“payment solution acquisition date”), through its majority-owned subsidiary Bluehill ID AG, the Company acquired 58.8% of the outstanding shares and thereby obtained control of payment solution AG, a company organized under the laws of Germany (“payment solution”). In exchange for the shares of payment solution, the Company issued an aggregate of 1,357,758 shares, or 2.4% of its outstanding common stock, to the selling shareholders, having a value of $3.0 million. On April 2, 2012, the Company acquired additional noncontrolling interest and increased its ownership to 82.5% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company issued 548,114 shares of its common stock to the selling shareholders, having a value of $1.2 million. On July 1, 2013, the Company acquired additional noncontrolling interest and increased its ownership to 93.7% of the outstanding shares of payment solution. In exchange for the additional shares of payment solution, the Company agreed to pay Euro 165,000 or $0.2 million in cash in three equal installments due on July 1, 2013, December 31, 2014 and December 31, 2015, respectively, to the selling shareholders.

The fair value of controlling and noncontrolling interests was determined to be $5.2 million, the fair value of net identifiable liabilities acquired was determined to be $8.1 million and the Company recognized $13.3 million in goodwill at the payment solution acquisition date. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution AG in December 2013.

Acquisition of polyright SA

Multicard AG, a former subsidiary of the Company, completed the acquisition and acquired all of the outstanding shares of polyright SA (“polyright”), on July 18, 2011 (“polyright acquisition date”), for a combination of cash and payment of outstanding indebtedness in the aggregate amount of CHF 2.55 million (or $3.1 million). The sellers included Securitas AG, Kudelski SA and members of polyright management. The sellers were also eligible to receive potential earn-out payments payable in shares of the Company’s common stock over the 30-month period following the closing of the acquisition, subject to achievement of specific financial and sales performance targets over such period. The fair value of the consideration transferred, which included contingent consideration, was determined to be $3.4 million at the polyright acquisition date. The fair value of the contingent consideration was classified as liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2012, there were significant reductions in the forecast for polyright and the $0.3 million in contingent consideration for the earn-out liability recognized as of the acquisition date was determined to be no longer a reasonable estimate based on the revised forecasts. As a result of the revised forecast, the earn-out liability was reduced to $0.1 million in accordance with ASC 480 as of June 30, 2012. The re-measurement of contingent consideration is reflected within the results of discontinued operations. During the six months ended December 31, 2012, the Company settled the earn-out liability by issuing 56,834 shares of common stock to the sellers of polyright. Effective January 2013, polyright was merged with its parent company Multicard AG. As disclosed in Note 2, Discontinued Operations, the Company sold Multicard AG in December 2013.

Acquisition of idOnDemand, Inc.

The Company completed the acquisition of idOnDemand, Inc. (“idOnDemand”) on May 2, 2011 (the “idOnDemand acquisition date”), pursuant to a Stock Purchase Agreement dated April 29, 2011 between the Company and certain shareholders (the “Selling Shareholders”) of idOnDemand, under which the Company acquired 95.8% of the shares of idOnDemand in exchange for cash and shares of the Company’s common stock. In addition, Selling Shareholders were eligible to receive potential earn-out payments (“contingent consideration”) over a period of three years and eight months from the idOnDemand acquisition date, payable in shares of the Company’s common stock and subject to achievement of specific financial and sales performance targets. Any shares issued in connection with the earn-out will be subject to a 12-month lock-up from date of issuance. In January 2012, the Company acquired the remaining noncontrolling interest and idOnDemand became a 100%-owned subsidiary. The fair value of controlling and noncontrolling interests, including contingent consideration, was determined to be $10.6 million at the idOnDemand acquisition date. The fair value of the contingent consideration is classified as a liability in accordance with ASC 480 because the number of shares to be issued is not fixed. As of June 30, 2012, there were significant reductions in the forecast for idOnDemand and the contingent consideration was determined to be no longer payable due to reduced forecasts. As a result, the earn-out liability of $5.5 million was reduced to zero at June 30, 2012 and at December 31, 2013 there is no future expectation of an earn-out payment in accordance with ASC 480. The re-measurement of contingent consideration is reflected as an operating expense/(income) in the consolidated statements of operations for the year ended December 31, 2012.

Pro forma financial information (unaudited):

The results for the acquired idOnDemand business are included in the Company’s consolidated statements of operations since its acquisition date. As a result of the timing of this acquisition, the Company’s consolidated results for the periods presented are not directly comparable. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the idOnDemand acquisition had been completed as of the date indicated, and should not be taken as representative of the Company’s future consolidated results of operations or financial condition. The unaudited pro forma financial information in the table below summarizes the results of operations of the combined entity, as though the acquisition had occurred as of the beginning of the period presented. Preparation of the pro forma financial information for all periods presented required management to make certain judgments and estimates to determine the pro forma adjustments such as purchase accounting adjustments, which include, among others, cost of sales resulted from step up of inventory at fair value, amortization charges from acquired intangible assets, and income tax effects.

Pro forma results of operations for the year ended December 31, 2011 are as follows (in thousands, unaudited):

Year Ended December 31, 2011
Revenues	$78,201
Net loss	8,643

4. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

—	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
—	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
—	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2013 and 2012, there were no assets and liabilities that are measured and recognized at fair value on a recurring basis. As of December 31, 2013 and 2012, the maximum possible amounts payable for contingent consideration related to the acquisition of idOnDemand in April 2011 was $5.0 million and $10.0 million, respectively, and for the acquisition of polyright in July 2011 was zero and $0.3 million, respectively; however, the earn-out liability remains zero at December 31, 2013 and 2012 as there were no significant changes in the range of outcomes for such contingent consideration.

The Company’s liability measured at fair value on a recurring basis includes contingent consideration related to the acquisitions of idOnDemand, polyright and RockWest and is as follows (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount paid	Expense (Income) recognized for changes in fair value	Amount paid	Expense (Income) recognized for changes in fair value
Contingent consideration:
RockWest (included in discontinued operations, Note 2)	$—	$—	$281	$(238)
idOnDemand	—	(5,463)	—	706
Polyright (included in discontinued operations, Note 2)	108	(194)	—	42
	$108	$(5,657)	$281	$510

Under their respective acquisition agreements, the sellers of polyright and idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of their respective acquisition agreements. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the applicable agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period in accordance with ASC 480. During the year ended December 31, 2012, there were significant changes in the range of outcomes for the contingent consideration recognized as of the respective acquisition dates for polyright and idOnDemand and it was determined that there is no future expectation of earn-out payments. As a result, the Company remeasured the total contingent consideration to fair value and recognized $5.7 million as a credit to expense during the year ended December 31, 2012, of which $5.5 million is related to continuing operations as disclosed in the consolidated statements of operations and $0.2 million is related to divested businesses and has been included within the results of discontinued operations. For 2011, $0.7 million is related to continuing operations as disclosed in the consolidated statements of operations and $0.2 million is related to divested businesses and has been included within the results of discontinued operations. Amounts shown in the table above for RockWest refer to contingent consideration related to the acquisition of RockWest Technology Group in April 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of December 31, 2013 and 2012, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

As of December 31, 2013 and 2012, the Company’s long-lived assets are measured at fair value on a non-recurring basis if impairment is indicated. For the years ended December 31, 2013 and 2012, long-lived assets were measured at fair value resulting in an impairment charge of $0.3 million and $24.8 million, respectively, of which $0.2 million and $13.4 million, respectively, are related to continuing operations as disclosed in the consolidated statements of operations and $0.1 million and $11.4 million, respectively, are related to divested businesses and have been included within the results of discontinued operations. The assets impairment charge during the year ended December 31, 2013 was recorded due to a determination that the assets were no longer usable. The Company measured the fair value of the assets in 2012 primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified asset group and consideration of the aggregate business of the Company. The discount rates used in the present value calculations during 2012 impairment test were in the range of 16% to 20%, except for one asset group where it was 50%. The discount rates were derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional risks related to each asset’s characteristics. The Company evaluated the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 8, Goodwill and Intangible Assets, for further information.

5. Stockholders’ Equity of Identive Group, Inc.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2013. Identiv’s Board may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Private Placement

On August 14, 2013, in a private placement, the Company issued 8,348,471 shares of its common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of its common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to accredited and other qualified investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. The placement agent was paid cash compensation at closing of $0.6 million, together with bonus compensation of warrants to purchase 1.0 million shares of common stock and 1.0 million shares of common stock on the same terms as those sold to Investors in the offering. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. As agreed, the Company subsequently filed a registration statement in September 2013 with the Securities and Exchange Commission to register the resale of the shares and shares of common stock issuable upon exercise of the warrants.

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

Sale of Common Stock

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 251,799 shares of common stock (“Commitment Shares”) and is required to issue up to 323,741 additional shares of common stock on a pro rata basis for any additional purchases the Company requires LPC to make under the Purchase Agreement over its duration. The Company will not receive any cash proceeds from the issuance of these 251,799 shares or the 323,741 shares that may be issued if subsequent funding is received by the Company.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement (the “Commencement”), LPC initially purchased $2.0 million in shares of common stock at $1.14 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18.0 million (subject to certain limitations) in shares of common stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of common stock. The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the common stock closing price is less than $0.50 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $0.75 per share. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

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

On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 284,173 shares of common stock consisting of 251,799 as Commitment Shares and 32,374 additional pro-rated shares of common stock. Subsequent to the initial purchase, the Company directed LPC to purchase 2.5 million shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and issued 29,979 additional pro-rated shares of common stock.

Public Offering

In May 2011 the Company issued 7,843,137 shares of common stock at a price of $2.55 per share in an underwritten public offering for a net consideration of  $18.2 million after incurring $0.4 million in underwriting discounts and commissions and issuance costs related to the offering.

Private Placement

In November 2010, the Company issued 4,097,626 shares of common stock at a price of $2.525 per share and warrants to purchase an additional 4,097,626 shares of its common stock at an exercise price of $2.65 per share in a private placement to accredited and other qualified investors (the “Investors” or “Warrant Holders”). The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. Any portion of warrants not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. During the year ended December 31, 2013 and 2012, there were no warrants exercised but during the year ended December 31, 2011, the Company issued 0.4 million shares of its common stock to the Warrant Holders upon exercise of the warrants as disclosed in the consolidated statements of equity.

Acquisition Warrants

As part of the consideration paid by the Company in connection with the acquisition of Hirsch on April 30, 2009, the Company issued 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction became exercisable for a period of two years on April 30, 2012.

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identiv’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. If any option granted under the ESPP expires or terminates for any reason without having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the ESPP. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The first six-month exercise period under the ESPP commenced on July 1, 2011. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of June 30, 2013 and June 30, 2012, the plan automatically reset and a new offering period began on July 1, 2013 and July 1, 2012, respectively. As of January 1, 2013 and 2012, respectively, the aggregate number of shares reserved for issuance under the ESPP were automatically increased by 750,000 shares each in accordance with the terms of the plan. There were 192,113 and 298,241 shares of common stock issued under the ESPP during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there are 3,009,646 shares reserved for future grants under the ESPP. On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014 and no shares will be issued under ESPP until further notice.

The following table illustrates the stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$45	$36	$21
Research and development	28	33	31
Selling and marketing	51	66	43
General and administrative	52	47	39
Total	$176	$182	$134

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans, the majority of which are stockholder approved, consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (“the 2007 Plan”), the Bluehill ID AG Executive Bonus Plan and Share Option Plan (the “Bluehill Plans”), the 2010 Bonus and Incentive Plan (the “2010 Plan”), and the 2011 Incentive Compensation Plan (the “2011 Plan”).

Stock Bonus and Incentive Plans

In connection with its acquisition of Bluehill ID AG in January 2010, the Company assumed the Bluehill Plans, pursuant to which options to purchase 2.0 million shares of the Company’s common stock may be granted to executives, key employees and other service providers, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), based upon the achievement of certain performance targets or other terms and conditions as determined by the administrator of the plans. These plans expired in December 2013 and options will no longer be granted under these plans.

In June 2010, Identiv’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO and CFO, and other key employees (“Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 3.0 million shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company´s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. For services rendered, Company executives are eligible to receive an incentive bonus in cash and shares of the Company’s common stock with certain lock-up periods. In addition, the Company´s executives and key employees are eligible to receive a grant of non-qualified stock options in an amount equal to 20% of the number of U.S. dollars in the participant’s base salary. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate, including awards that are subject to the achievement of certain performance criteria. Stock awards are generally fully vested at the time of grant, but subject to a 24-month lock-up from the date of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC 480 and is remeasured to fair value each reporting period. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan. As of December 31, 2013, a total of 1.1 million shares have been issued pursuant to the 2011 Plan.

On June 6, 2011, Identiv’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through December 31, 2013, a total of 4.7 million options have been granted pursuant to the 2011 Plan.

Stock-Based Compensation Expense (Share Bonus and Incentive Plans)

The following table illustrates the stock-based compensation expense resulting from stock bonus and incentive plans included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$10	$0	$5
Research and development	8	10	19
Selling and marketing	311	80	90
General and administrative	66	120	336
Total	$395	$210	$450

As of December 31, 2013 and 2012, $0.4 million and $0.2 million, respectively, were accrued for and included in the accrued compensation and related benefits in the respective consolidated balance sheets.

Stock Option Plans

The Company’s stock options plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some options vesting 25% each year over four years; some vesting 25% after one year and monthly thereafter over three years; some vesting 100% on the date of grant; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting monthly over four years. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans.

As of December 31, 2013, an aggregate of  0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.2 million options were outstanding under the 2000 Stock Option Plan, 1.0 million options were outstanding under the 2007 Plan, and 4.1 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the years ended December 31, 2013 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2011	7,542,277	1,810,188	$3.56	$128,300	4.66
Authorized	4,000,000
Granted	(1,447,980)	820,716	$2.53			627,264	$1,627,969
Cancelled or Expired	20,035	(343,082)	$7.27
Exercised		(21,001)	$2.36
Balance at December 31, 2011	10,114,332	2,266,821	$2.86	$49,298	5.90
Authorized	—
Granted	(2,447,033)	2,208,110	$1.17			238,923	$419,824
Cancelled or Expired	101,740	(425,959)	$2.85
Exercised
Balance at December 31, 2012	7,769,039	4,048,972	$1.94	$825,309	7.43
Authorized	—
Granted	(2,276,747)	2,115,725	$0.76			161,022	$135,600
Cancelled or Expired	441,902	(698,970)	$1.87
Exercised		(188)	$0.72
Balance at December 31, 2013	5,934,194	5,465,539	$1.49	$49,016	6.93
Vested or expected to vest at December 31, 2013		4,942,622	$1.56	$35,990	6.72
Exercisable at December 31, 2013		3,058,510	$1.98	$-	5.46

The following table summarizes information about options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - $ 0.72	1,364,567	9.44	$0.59	189,989	$0.71
$0.73 - $ 1.20	1,875,211	7.95	1.03	1,196,421	1.15
$1.21 - $ 2.42	1,281,698	5.29	1.92	740,210	2.19
$2.43 - $ 6.95	941,063	3.52	3.11	928,890	3.12
$6.96 - $7.95	3,000	0.01	7.95	3,000	7.95
$0.52 - $7.95	5,465,539	6.93	$1.49	3,058,510	$1.98

For the year ended December 31, 2013, the weighted-average grant date fair value per option for options granted during the year was $0.76.  No options were exercised during 2013.

For the year ended December 31, 2012, the weighted-average grant date fair value per option for options granted during the year was $1.17. No options were exercised during 2012.

For the year ended December 31, 2011, the weighted-average grant date fair value per option for options granted during the year was $2.53. 21,001 options were exercised and there were cash proceeds of $56,591 from the exercise of stock options.

The fair value of option grants was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions for each of the three years ended December 31:

	2013	2012	2011
Risk-free interest rate	1.75%	0.72%	0.69%
Expected volatility	92.31%	99.73%	102.4%
Expected term in years	4.88	4.69	4.24
Dividend yield	None	None	None

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Volatility: The Company’s computation of expected volatility for the three years ended December 31, 2013 is based on the historical volatility of the Company’s stock for a time period equivalent to the expected term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined for the three years ended December 31, 2013, based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Dividend Yield: The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Forfeiture Rates: Compensation expense recognized in the consolidated statements of operations for the three years ended December 31, 2013 is based on awards ultimately expected to vest, and reflects estimated forfeitures. ASC 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-Based Compensation Expense (Stock Options)

The following table illustrates the stock-based compensation expense resulting from stock options included in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$14	$12	$15
Research and development	68	56	12
Selling and marketing	259	295	333
General and administrative	428	453	79
Restructuring	45	-	-
Stock-based compensation expense, net of income taxes of nil	$814	$816	$439

At December 31, 2013, there was $1.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to non-vested options, that is expected to be recognized over a weighted-average period of 3.17 years.

Common Stock Reserved for Future Issuance

As of December 31, 2013, the Company has reserved an aggregate of 12.3 million shares of its common stock for future issuance under its various equity incentive plans, of which 3.8 million shares are reserved for future grants under the 2011 Plan 5.5 million shares are reserved for future issuance pursuant to outstanding options under all other stock option and incentive plans and 3.0 million shares are reserved for future issuance under the ESPP.

As of December 31, 2013, the Company has reserved an aggregate of 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of December 31, 2013, the Company has reserved an aggregate of 18.9 million shares of common stock for future issuance pursuant to outstanding warrants, of which, 4.9 million shares are reserved pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch Electronics Corporation, 3.7 million shares are reserved pursuant to outstanding warrants in connection with its November 2010 private placement, 1.0 million shares are reserved pursuant to outstanding warrants related to the third Amendment of the Loan and Security Agreement with Hercules Technology Growth Capital, Inc. in August 2013 and 9.3 million shares are reserved pursuant to outstanding warrants issued in connection with its August 2013 private placement.

As of December 31, 2013, the Company has reserved an aggregate of 8.6 million shares of common stock for future issuance for contingent consideration in connection with its acquisitions of idOnDemand.

As of December 31, 2013, the Company has reserved an aggregate of 7.5 million shares of common stock for future issuance to LPC under the Purchase Agreement.

Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2013, 2012, and 2011, common stock equivalents consisting of outstanding stock options and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective period. The total number of shares excluded from diluted loss per share relating to these securities was 880,000, 1,944,429 and 2,181,441 for the year ended December 31, 2013, 2012, and 2011, respectively.

6. Inventories

The Company’s inventories are stated at the lower of cost, or market. Inventories consist of (in thousands):

	December 31
	2013	2012
Raw materials	$3,464	$3,329
Work-in-progress	261	248
Finished goods	5,373	4,032
Total	$9,098	$7,609

7. Property and Equipment

Property and equipment, net consists of (in thousands):

	December 31
	2013	2012
Building and leasehold improvements	$1,236	$704
Furniture, fixture and office equipment	4,236	4,055
Machinery	6,843	6,735
Software (1)	2,094	1,672
Total	14,409	13,166
Accumulated depreciation (2)	(8,521)	(7,277)
Property and equipment, net	$5,888	$5,889
(1)	Amounts shown as of December 31, 2013 are net of $0.2 million for software, which was impaired during the third quarter of 2013 due to a determination that it was no longer usable.
(2)

Amounts shown as of December 31, 2013 in accumulated depreciation are net of reversal of accumulated depreciation totaling $ 50,000 related to assets impaired during the third quarter of 2013 as mentioned above.

The Company recorded depreciation expense in the amount of $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. A net increase of $1.2 million in accumulated depreciation from 2012 to 2013 is due to depreciation expense of $1.6 million recorded during the year, offset by net disposal of fully depreciated assets of $0.3 million and $0.1 million change in foreign exchange rates between the balance sheet dates.

8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of December 31, 2013 and 2012 and changes in the carrying amount of goodwill (in thousands):

	Total	Identity Management	ID Products
Balance at December 31, 2011	$59,044	$49,478	$9,566
Goodwill acquired during the period	12,958	12,958	—
Goodwill measurement period adjustment	297	297	—
Goodwill impairment during the period	(27,084)	(18,712)	(8,372)
Currency translation adjustment	55	16	39
Balance at December 31, 2012	45,270	44,037	1,233
Goodwill impairment during the period	(27,259)	(27,259)	—
Goodwill written off related to divested businesses	(7,966)	(7,966)	—
Currency translation adjustment	256	217	39
Less: Goodwill of discontinued operations	1,310	1,310	—
Balance at December 31, 2013	$8,991	$7,719	$1,272

The gross amount of goodwill as of December 31, 2013 and 2012 was $72.4 million and $72.4 million, respectively and accumulated goodwill impairment was $54.3 million and $27.1 million, respectively. The goodwill balance as of December 31, 2012 included $20.6 million related to goodwill of discontinued operations as disclosed in Note 2, Discontinued Operations. During the year ended December 31, 2013, the Company wrote off goodwill of $8.0 million related to divested businesses which existed at the time of sale of these subsidiaries. During the year ended December 31, 2012, the Company recorded goodwill of $13.0 million in connection with its acquisition of payment solution. In addition, the Company adjusted goodwill by $0.3 million in connection with its acquisitions of payment solution as a measurement period adjustment during the year ended December 31, 2012. Of the total goodwill, a certain amount is designated in a currency other than U. S. dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

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

The Company performed its annual impairment test for all reporting units on December 1, 2013 and 2012 and concluded that there was no impairment to goodwill during the year ended December 31, 2013 and 2012, other than the impairment identified in its interim assessment during the third quarter of 2013 and second quarter of 2012, as described below.

The Company calculates the fair value of its reporting units using a combination of the market and income approaches and in doing so relies in part upon an independent third-party valuation report. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its  consolidated statements of operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which the second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess. Both in 2013 and 2012, when the impairment test was performed, the Company had six reporting units. These reporting units include Hirsch, ID Solutions, payment solution and idOnDemand, which are the four components of the Identity Management segment, and ID Infrastructure and Transponders, which are the two components of the ID Products segment.

2013 Interim Impairment Test

During the third quarter of fiscal 2013, the Company began a strategic review of certain under-performing business units for potential divestiture and to simplify the Company’s operations and market focus, and as a consequence revised its forecasted revenue, gross margin and operating profit for future periods. In addition, the Company noted certain other indicators of impairment, including a change in management following the appointment of a new chief executive officer, a sustained decline in its stock price, and as a result of the U.S. Government budget sequester continued reduced performance in certain reporting units. Based on its reduced forecast and the indicators of impairment noted above, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of September 30, 2013. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units. As a result, the Company proceeded to the second step of the goodwill impairment test for these four reporting units to determine the implied fair value of goodwill to calculate the impairment loss, if any.

Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units was impaired and recorded an impairment charge of $27.3 million in its consolidated statements of operations during the year ended December 31, 2013, of which $22.6 million was recorded during the three months ended September 30, 2013 and $4.7 million was recorded during the three months ended December 31, 2013. Of the total impairment charge of $27.3 million, $15.6 million is related to continuing operations as disclosed in the consolidated statements of operations for the year ended December 31, 2013 and $11.7 million is related to the divested businesses and has been included within the results of discontinued operations in its consolidated statements of operations.

2012 Interim Impairment Test

During the second quarter of 2012, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling significantly below its net book value, and the Company’s demand outlook deteriorated due to macroeconomic uncertainty and associated softness in demand for the Company’s offerings. These factors were considered indicators of potential impairment, and as a result, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of June 30, 2012. The interim impairment of goodwill was primarily triggered due to a decline in the Company’s market capitalization that occurred after the filing of its 2012 first fiscal quarter Form 10-Q and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the ID Solutions, idOnDemand and Transponder reporting units. As a result, the Company proceeded to the second step of the impairment test for these three reporting units to determine impairment loss, if any.

Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the idOnDemand, Transponder and ID Solutions reporting units was impaired and recorded an impairment charge of $27.1 million in its consolidated statements of operations during the year ended December 31, 2012, of which $21.4 million was recorded during the three months ended June 30, 2012, $5.0 million was recorded during the three months ended September 30, 2012 and $0.7 million was recorded during the three months ended December 31, 2012. Of the total impairment charge of $27.1 million, $17.0 million is related to continuing operations as disclosed in the consolidated statements of operations for the year ended December 31, 2012 and $10.1 million is related to the divested businesses and has been included within the results of discontinued operations in its consolidated statements of operations.

Future impairment indicators, including further declines in the Company’s market capitalization or changes in forecasted future cash flows, could require additional impairment charges.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

	Order Backlog	Trade Secrets	Patents	Existing Technology	Customer Relationship	Trade Name	Total
Amortization period	0.25 - 1 year	1 – 2 years	12 years	6 – 15 years	4 – 15 years	1 - 10 years and Indefinite	Total
Cost:
Balance at December 31, 2011	$948	$300	$790	$8,170	$24,795	$9,367	$44,370
Acquired as a part of payment solution acquisition	344	—	—	2,023	1,323	542	4,232
Impairment of intangible assets	(1,018)	(300)	(790)	(5,489)	(15,210)	(9,294)	(32,101)
Currency translation adjustment	3	—	—	(104)	(176)	(45)	(322)
Balance at December 31, 2012	$277	$—	$—	$4,600	$10,732	$570	$16,179
Impairment of intangible assets	(277)	—	—	—	—	—	(277)
Currency translation adjustment	2	—	—	—	15	—	17
Balance at December 31, 2013	$2	$—	$—	$4,600	$10,747	$570	$15,919
Accumulated Amortization:
Balance at December 31, 2011	$(948)	$(120)	$(44)	$(1,295)	$(5,924)	$(38)	$(8,369)
Amortization expense	(72)	(90)	(33)	(695)	(2,055)	(332)	(3,277)
Impairment of intangible assets	959	210	77	865	5,118	87	7,316
Currency translation adjustment	(10)	—	—	—	45	(2)	33
Balance at December 31, 2012	$(71)	$—	$—	$(1,125)	$(2,816)	$(285)	$(4,297)
Amortization expense	(59)	—	—	(341)	(865)	(285)	(1,550)
Impairment of intangible assets	130	—	—	—	—	—	130
Currency translation adjustment	(2)	—	—	—	(16)	—	(18)
Balance at December 31, 2013	$(2)	$—	$—	$(1,466)	$(3,697)	$(570)	$(5,735)
Intangible Assets, net at December 31, 2013	$—	$—	$—	$3,134	$7,050	$—	$10,184
Intangible Assets, net at December 31, 2012	$206	$—	$—	$3,475	$7,916	$285	$11,882

The balance of intangible assets, net as of December 31, 2012 included $0.2 million related to intangible assets of discontinued operations as disclosed in Note 2, Discontinued Operations, above. Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization and adjusts the useful life, as appropriate and amortization is prospectively adjusted over the remaining useful live. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluated its amortizable intangible assets for impairment at the end of each reporting periods and concluded that no indicators of impairment existed, other than during the periods mentioned below.

2013 Impairment Test

As noted above, the Company began a strategic review of certain under-performing business units for potential divestiture during the third quarter of fiscal 2013. As a consequence, the Company performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. As a result of this analysis, the Company identified that backlog is impaired and recorded an impairment charge in its consolidated statements of operations of $0.2 million during the year ended December 31, 2013. This impairment charge is related to the divested businesses and has been included within the results of discontinued operations in its consolidated statements of operations. The Company expects to recover the remaining balance of identified intangible assets of $10.2 million as of December 31, 2013.

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

As a result of this analysis, the Company concluded that certain of its intangible assets were impaired and recorded an impairment charge in its consolidated statements of operations of $24.8 million during the year ended December 31, 2012, of which $23.9 million was recorded during the three months ended June 30, 2012 and $0.9 million was recorded during the three months ended September 30, 2012. Of the total impairment charge of $24.8 million, $13.4 million is related to continuing operations as disclosed in the consolidated statements of operations for the year ended December 31, 2012 and $11.4 million is related to the divested businesses and has been included within the results of discontinued operations in its consolidated statements of operations.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousand):

	Year ending December 31,
	2013	2012	2011
Cost of revenue	$342	$672	$802
Selling and marketing	1,150	1,644	1,698
Total	$1,492	$2,316	$2,500

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

December 31, 2013:
2014	$1,455
2015	1,455
2016	1,455
2017	1,455
2018	1,455
Thereafter	2,909
Total	$10,184

9. Related-Party Transactions

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch Electronics Corporation (“Hirsch”) by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who is now a director and President of the Company. Following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks dissolved in 2012 and now Mr. Midland owns 24.5% of Secure Keyboards.

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

The Company recognized $0.6 million, $0.7 million and $0.8 million of interest expense for the interest accreted on the discounted liability amount during the years ended December 31, 2013, 2012 and 2011, respectively, which is included as a component of interest expense, net in its consolidated statements of operations. As of December 31, 2013 and 2012,  $6.7 million and $7.3 million, respectively, were outstanding for related-party liability in connection with the Hirsch acquisition, of which $1.1 million and $1.1 million, respectively, were shown as a current liability on the consolidated balance sheets.

The payment amounts for related party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

December 31, 2013:
2014	$1,118
2015	1,159
2016	1,205
2017	1,253
2018	1,303
Thereafter	3,248
Present value discount factor	(2,565)
Total	$6,721

payment solution Acquisition – Unsecured Loan. In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. At the inception of the loan agreement, an amount of €250,000 was provided for working capital needs. An amount of €327,000, or $0.4 million, was outstanding as of the payment solution acquisition date of January 30, 2012. The loan carried an interest rate of 8% per year. There were no specific payment terms and the amount outstanding under the loan agreement, including accrued interest, was due to be paid upon demand by Mountain Partners AG. The Company has not made any payments of principal or interest to Mountain Partners since it has assumed this loan in January 2012. The Company recorded interest expense on the loan of $28,000 and $21,000 during year ended December 31, 2013 and 2012, respectively, which has been included within the results of discontinued operations in its consolidated statements of operations. As of December 31, 2012, $0.5 million was outstanding under the loan. As discussed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and the loan liability was sold along with sale of the subsidiary.

10. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31, 2013	December 31, 2012
Current liabilities:
Secured note	$2,971	$2,404
Acquisition debt note	—	418
Bank line of credit	—	20
Total current liabilities	$2,971	$2,842
Non-current liabilities:
Secured note	$3,051	$6,167
Total non-current liabilities	$3,051	$6,167
Total	$6,022	$9,009

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million (“Maximum Term Loan Amount”) with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The obligations of the Company under the Loan Agreement and the Secured Note are secured by substantially all assets of the Company (“Collateral”). The Company received net proceeds of $6.9 million after incurring $0.6 million in issuance costs related to the Secured Note. The issuance costs are amortized into interest expense in accordance with ASC Topic 835-30, Imputation of Interest (“ASC 835-30”) over the term of the loan agreement. Amongst other commitments, the Loan Agreement requires the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants are not met, the violation may constitute an event of default. Upon the occurrence and during the continuance of an event of default, the Lender may, at its option, do any of the following, including: accelerate and demand payment of all or any part of the secured obligations together with a prepayment charge, declare all obligations immediately due and payable, and release, hold, sell, lease, liquidate, collect, realize upon, or otherwise dispose of all or any part of the collateral and the right to occupy, utilize, process and commingle the Collateral. The agreement also provides for definitions and construction of the Loan Agreement, terms of payment, conditions of loans, creation of security interest, representations and warranties, affirmative and negative covenants, events of default, and the Lender’s rights and remedies. In addition, under the terms of the Loan Agreement, the Company and its subsidiaries are restricted in their ability to declare or pay cash dividends or to make cash distributions, except that the Company’s subsidiaries may pay dividends and make distributions to the Company. The Loan Agreement provides that, subject to the terms and conditions contained therein (including compliance with financial covenants), beginning October 1, 2013 and continuing until December 31, 2013, the Company may request an additional advance in an aggregate amount up to $2.5 million, however the Company did not request this additional advance amount. After full drawdown of the $10.0 million term loan, the Company had the opportunity to secure additional advances up to a further $10.0 million subject to compliance with certain conditions and covenants as set out in the Loan Agreement or as may be otherwise required by the Lender, however this option is no longer available because the Company did not draw the full amount which was the pre-requisite for this additional drawdown. The Secured Debt Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% will be credited to the Company if all advances under the Loan Agreement are repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees, consisting of end of term charge and success fee at the rate of 5% each of the maximum term loan amount, to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of $1.5 million and $0.2 million during the year ended December 31, 2013 and 2012, respectively, in its consolidated statements of operations.

The Company initiated discussions with the Lender early in 2013 as it became apparent that certain of the covenant thresholds would prove difficult to maintain. The Company and the Lender entered into a first amendment to the Loan Agreement on March 5, 2013 that reduced the monthly EBITDA requirement for the period January 1, 2013 through May 31, 2013. As consideration for the first amendment, the Company paid cash of $76,268 in fees. The Company entered into a second amendment to the Loan Agreement on April 22, 2013 that changes the period for the measurement of EBITDA to occur on a quarterly, rather than monthly basis. As consideration for the second amendment, the Company paid cash of $114,397 in fees. The Company and the Lender entered into a third amendment to the Loan Agreement on August 7, 2013 that changed the terms for prepayment of the loan and changed the amount of minimum EBITDA for the second, third and fourth quarters of 2013. The third amendment permits the Company to prepay a portion of the outstanding Advances (in addition to allowing full prepayment of the Advances) by paying the applicable prepayment charge together with the pro-rated End of Term Charge (as defined in the original agreement). In addition, the Lender also added a financial covenant for the Company to raise $6,000,000 in equity financing between July 1, 2013 and August 31, 2013. As stated in Note 5, Stockholders’ Equity of Identive Group, Inc., the Company raised $7.1 million in a private placement on August 14, 2013. As of December 31, 2013, the Company was in compliance with all covenants.

As consideration for the third amendment, the Company paid cash of $106,000 in fees and issued warrants to purchase 992,084 shares of its common stock at an exercise price of $0.71 per share to Hercules on August 7, 2013. The warrants were issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the warrants is five years and contains usual and customary terms. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 99.00%, risk-free interest rate of 1.38%, no dividend yield, and an expected life of five years. The fair value of the warrants is determined to be $0.5 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and are within the control of the Company.

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

Acquisition Debt Note

In connection with its acquisition of FCI Smartag Pte. Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The acquisition debt note was fully paid off in May 2013. The debt note carried an interest rate of 6% per year, compounded daily, and was payable within 30 months from the closing date. The Company recorded interest expense on the debt note of $7,000, $51,000and $134,000 during the years ended December 31, 2013, 2012 and 2011, respectively, in its consolidated statements of operations. As of December 31, 2012 $0.4 million was outstanding under the debt note, which is shown as a current liability on the consolidated balance sheets.

Other Obligations

In connection with its acquisition of payment solution, through its majority-owned subsidiary Bluehill ID AG the Company had acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and all the financial liabilities were sold along with sale of the subsidiary, resulting in balances of zero as of December 31, 2013. The total of these financial liabilities was $4.5 million as of December 31, 2012 consisted of $1.6 million in short-term and $2.9 million in long-term liabilities.

The equipment financing liabilities in connection with its acquisition of payment solution were partially secured by payment solution’s systems installed in the stadiums to which they relate and will mature in 2014. Amounts outstanding under the equipment finance obligations accrued interest in the range of 8.6% to 18.6%, and interest was payable quarterly. payment solution was obligated to pay a quarterly sum of $0.2 million in principal and interest during 2012. The payments increased to $0.3 million per quarter in 2013, with a final payment of $0.8 million due in October 2014. The Company recorded interest expense on the equipment financing obligations of $0.3 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively, which has been included within the results of discontinued operations in its consolidated statements of operations.

A bank loan with Kreditbank fuer Wiederaufbau, Germany (KFW) assumed in connection with the acquisition of payment solution was secured by some of payment solution’s tangible assets installed in the various stadiums and will mature in 2017. Amounts outstanding under the bank loan accrued interest at 11.15% and interest was payable quarterly. payment solution was obligated to pay a quarterly sum of $0.1 million in principal and interest over the life of the loan. The Company recorded interest expense on the bank loan of $0.2 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively, which has been included within the results of discontinued operations in its consolidated statements of operations.

The total amount that can be advanced under the revolving line of credit related to the acquisition of payment solution was $0.1 million. The advances on the revolving line of credit accrued interest at a base rate of 6.25% up to 11.25%, payable quarterly. Any advances over the limit accrued interest at 15.95%. The revolving line of credit was ongoing with no specific end date. The Company recorded interest expense on the line of credit of $8,000 and $11,000 during the years ended December 31, 2013 and 2012, respectively, which has been included within the results of discontinued operations in its consolidated statements of operations.

In connection with its acquisition of Bluehill ID, the Company acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit were related to Multicard Nederland BV, one of the 100%-owned subsidiaries of Bluehill ID, and were secured by the land and building to which they relate as well as total inventory, machinery, stock, products and raw materials of the subsidiary. As disclosed in above in Note 2, Discontinued Operations, the Company sold Multicard Nederland BV in December 2013 and all the loan liabilities were sold along with sale of the subsidiary, resulting in balances of zero as of December 31, 2013. Amounts outstanding under the mortgage loan accrued interest at 5.50%, and interest was payable monthly. The maturity of the mortgage loan was 2026. The Company was obligated to pay a monthly amount of $4,800 over the life of the mortgage loan towards the principal amount in addition to monthly interest payments. The total amount that could have been advanced under the line of credit was  $0.3 million. The advances on the revolving line of credit accrued interest at a base rate determined by the bank plus 2%, payable quarterly. Any advances over the limit accrued interest at 10.75%. The revolving line of credit was ongoing with no specific end date. The Company recorded interest expense of $55,000, $55,000 and $84,000 during the years ended December 30, 2013, 2012 and 2011 respectively, which has been included within the results of discontinued operations in its consolidated statements of operations.

The following table summarizes the Company’s financial obligations for the next five years as of December 31, 2013:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Secured note	$3,319	$3,341	$—	$—	$—	$—	$6,660

11. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2013	2012	2011
Loss from continuing operations before income taxes and noncontrolling interest:
U.S.	$(23,022)	$(21,442)	$(7,262)
Foreign	(1,752)	(13,712)	(2,612)
Loss from continuing operations before income taxes and noncontrolling interest	$(24,774)	$(35,154)	$(9,874)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2013	2012	2011
Deferred:
Federal	$111	$2,970	$2,140
State	—	21	—
Foreign	9	2,672	(115)
	$120	$5,663	$2,025
Current
Federal	$51	$83	$(173)
State	(57)	241	(91)
Foreign	(161)	(232)	(255)
Total current	(167)	92	(519)
Total benefit (provision) for income taxes	$(47)	$5,755	$1,506

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Allowances not currently deductible for tax purposes	$3,617	$3,786
Net operating loss carryforwards	55,278	46,840
Accrued and other	2,736	2,853
	61,631	53,479
Less valuation allowance	(56,636)	(47,951)
	4,995	5,528
Deferred tax liability:
Depreciation and amortization	(3,954)	(4,723)
Other	(1,041)	(925)
Net deferred tax liability	$—	$(120)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $56.6 million and $48.0 million at December 31, 2013 and December 31, 2012, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch, which are not deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities.

As of December 31, 2013, the Company has net operating loss carryforwards of $63.3 million for federal, $37.7 million for state and $128.5 million for foreign income tax purposes. The Company’s loss carryforwards began to expire in 2009, and will continue to expire through 2033 if not utilized.

The Tax Reform Act of 1986 (the “Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company completed its acquisition of Bluehill ID on January 4, 2010, which resulted in a stock ownership change as defined by the Act. This transaction resulted in limitations on the annual utilization of federal and state net operating loss carryforwards. As a result, the Company reevaluated its deferred tax assets available under the Act. The loss carryforward amounts, excluding the valuation allowance, presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Act. Since the valuation allowance was recorded primarily against the loss carryforwards, this limitation did not result in an impact to the Company’s consolidated statements of operations for the year ended December 31, 2010.

The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	December 31,
(In thousands)	2013	2012	2011
Income tax expense (benefit) at statutory federal tax rate of 34%	$(8,402)	$(11,952)	$(3,357)
Acquisition adjustments	4	37	241
State taxes, net of federal benefit	37	(173)	(199)
Foreign taxes benefits provided for at rates other than U.S. statutory rate	747	2,222	1,215
Change in valuation allowance	2,871	396	529
Goodwill impairment	4,974	3,242	—
Permanent differences	238	868	(56)
Other	(422)	(395)	121
Total (benefit) provision for income taxes	$47	$(5,755)	$(1,506)

As of December 31, 2012, with the exception of one subsidiary for which the Company has recorded a deferred tax liability, the Company has no present intention of remitting undistributed retained earnings of any of its other subsidiaries. Accordingly, the Company did not establish a deferred tax liability with respect to undistributed earnings of these other foreign subsidiaries. At December 31, 2013, the Company has no present intention of remitting undistributed retained earnings of any of its foreign subsidiaries. Accordingly, the Company has not established a deferred tax liability with respect to undistributed earnings of its foreign subsidiaries. At December 31, 2012, this foreign subsidiary subject to repatriation had $0.1 million of undistributed earnings and cash and cash equivalents of $0.1 million, and a deferred tax liability of $28,000 for the U.S. tax impact of the repatriation of these earnings was recorded.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The determination and presentation of the amount of such temporary differences as of December 31, 2013, is not practicable because of complexities of the hypothetical calculation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

	2013	2012	2011
Balance at January 1	$2,311	$2,625	$2,490
Additions based on tax positions related to the current year	445	212	—
Additions for tax positions of prior years	233	624	135
Reductions in prior year tax positions due to net operating loss expirations	—	(942)	—
Reductions in prior year tax positions due to completion of audit	(153)	(129)	—
Other reductions in prior year tax positions	(36)	(79)	—
Balance at December 31	$2,800	$2,311	$2,625

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months. The reduction to the amount of unrecognized tax benefits during 2013 was primarily due to the settlement of audit and expiration of statutes of limitations on tax attributes carried forward for prior years.

As of December 31, 2013, 2012 and 2011, the Company recognized liabilities for unrecognized tax benefits of $2.6 million, $2.1 million and $2.0 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2013, 2012 and 2011. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits, which, if recognized, would affect the tax rate, is $0.1 million, $0.1 million and $0.1 million as of December 31, 2013, 2012 and 2011.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2013, the Company recorded a reduction to accrued penalties of $7,000 and a reduction to accrued interest of $6,000 related to the unrecognized tax benefits noted above. As of December 31, 2013, the Company has recognized a total liability for penalties of $65,000 and interest of $28,000. During fiscal 2012, the Company recorded a reduction to accrued penalties of $46,000 and a reduction to accrued interest of $20,000 related to the unrecognized tax benefits noted above. As of December 31, 2012, the Company has recognized a total liability for penalties of $72,000 and interest of $34,000. During fiscal 2011, the Company accrued penalties of $14,000 and interest of $30,000 related to the unrecognized tax benefits noted above. As of December 31, 2011, the Company had recognized a total liability for penalties of $54,000 and interest of $118,000.

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

During the periods covered by this report, the Company had two reportable business segments, both of which focus on providing security technology solutions. In the Identity Management segment, the Company offers physical access control solutions and cloud-based credential provisioning and management services. In the ID Products segment, the Company offers standards-driven hardware products using near field communication (“NFC”), radio frequency identification (“RFID”) and smart card technologies, including inlays, tags, readers and other products.

The CODM reviews financial information and business performance for each operating segment and also for the Identity Management and ID Products reportable segments. The Company evaluates the performance of its segments at the total revenue and total gross margin level. The CODM does not review operating expenses or assert information for purposes of assessing performance or allocating resources.

Summary information by segment for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in thousands)	Years Ended December 31,
	2013	2012	2011
Identity Management:
Revenues from external customers	$23,897	$31,911	$31,402
Intersegment revenue	84	26	375
Total Identity Management revenue	23,981	31,937	31,777
Elimination of intersegment revenues	(84)	(26)	(375)
Total revenue	$23,897	$31,911	$31,402
Gross profit	$14,611	$18,743	$18,033
Gross profit %	61%	59%	57%
ID Products:
Revenues from external customers	$51,713	$40,450	$46,235
Intersegment revenue	667	833	5,304
Total ID Products revenue	52,380	41,283	51,539
Elimination of intersegment revenues	(667)	(833)	(5,304)
Total revenue	$51,713	$40,450	$46,235
Gross profit	$19,029	$13,260	$17,246
Gross profit %	37%	33%	37%
Total:
Net revenue	$75,610	$72,361	$77,637
Gross profit	$33,640	$32,003	$35,279
Gross profit %	44%	44%	45%

Geographic revenue is based on selling location. Information regarding revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Americas:
United States	$44,143	$40,697	$35,131
Other	484	974	476
Total Americas	44,627	41,671	35,607
Europe and the Middle East:
Germany	19,396	16,425	24,544
Other	-	122	703
Total Europe and the Middle East	19,396	16,547	25,247
Asia-Pacific:
Singapore	6,909	9,257	10,656
Other	4,678	4,886	6,127
Total Asia-Pacific	11,587	14,143	16,783
Total	$75,610	$72,361	$77,637
Revenues
Americas	59%	58%	46%
Europe and the Middle East	26%	23%	32%
Asia-Pacific	15%	19%	22%
Total	100%	100%	100%

No customers exceeded 10% of total revenue for 2013, 2012 or 2011. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2013 or 2012.

The Company tracks assets by physical location. Long-lived assets by geographic location as of December 31, 2013, 2012 and 2011 are as follows:

(in thousands)	December 31,
	2013	2012	2011
Property and equipment, net:
Americas:
United States	$1,693	$1,044	$604
Other	1	1	1
Total Americas	1,694	1,045	605
Europe:
Germany	1,839	1,937	2,166
Other	-	-	1
Total Europe	1,839	1,937	2,167
Asia-Pacific
Singapore	2,258	2,799	1,964
Other	97	108	109
Total Asia-Pacific	2,355	2,907	2,073
Total	$5,888	$5,889	$4,845

13. Defined Benefit Plans

The Company assumed sponsorship of statutory pension plans in Switzerland as part of the BlueHill ID acquisition on January 4, 2010, and polyright SA acquisition on July 18, 2011. These pension plans are maintained by private insurance companies, and in accordance with Swiss law, the plans function as defined contribution plans whereby employee and employer contributions are defined based upon a percentage of an individual’s salary, depending on the age of the employee, and using a minimum guaranteed interest rate, which is annually defined by the Swiss Federal Council and reviewed every two years. Under U.S. GAAP, these plans are treated as defined benefit plans. The Company measures the defined benefit plan assets and obligations in accordance with ASC 715. As stated in Note 2, Discontinued Operations, the Company sold the Swiss entities which had these pension plans during the fourth quarter of 2013. As a result, all the pension plan assets and obligations were transferred with the sale of these entities to the buyer.

As of December 31, 2012, the assets of the qualified plans included old-age savings and cash account balances held at the private insurance companies.

The net periodic pension cost (income) for the Company’s pension plans includes the following components for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Service cost	$331	$495	$133
Interest cost	89	124	63
Expected return on plan assets	(62)	(127)	(49)
Amortization of actuarial loss	0	7	0
Amortization of prior service costs	23	16	13
Amortization of transition obligation	54	52	0
Net periodic pension cost	435	567	160
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service costs arising during the period	110	120	0
Current year actuarial (gain) loss	(55)	(68)	143
Amortization of actuarial loss	0	(7)	0
Amortization of prior service costs	(23)	(16)	(13)
Amortization of transition obligation	(54)	(52)	0
Total (gain) loss recognized in other comprehensive loss	(22)	(23)	130
Total recognized in net periodic pension cost (income) and other comprehensive loss	$413	$544	$290

The funded status and the amounts recognized in the consolidated balance sheets for the Company’s pension plans are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,927	$6,070
Service cost	331	495
Interest cost	89	124
Actuarial (gain) loss	(15)	(20)
Employee contribution	182	243
Prior service cost	110	120
Benefits paid	(19)	(2,105)
Divestures	(5,605)	—
Projected benefit obligation at end of year	$—	$4,927
Change in plan assets:
Fair value of plan assets at beginning of year	$3,474	$4,892
Actual (loss) return on plan assets	150	175
Employee contribution	182	243
Employer contribution	201	269
Divestures	(3,988)	—
Benefits paid	(19)	(2,105)
Fair value of plan assets at end of year	$—	$3,474
Funded status, end of year:
Fair value of plan assets	$—	$3,474
Benefit obligations	—	4,927
Funded status (Deficit) at end of year	$—	$(1,453)
Amounts recognized in the balance sheet:
Current liability	—	—
Noncurrent liability	—	(1,453)
Amount recognized at end of year	$—	$(1,453)
Changes in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$232	$261
Net amount recognized in other comprehensive loss	(22)	(23)
Divestures	(208)	—
Foreign exchange impact	(2)	(6)
Accumulated other comprehensive loss at end of year	$—	$232
Accumulated benefit obligation at end of year	$—	$4,668

The changes in accrued benefit asset/(liability) in the consolidated balance sheets are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Accrued benefit asset (liability) at beginning of year	$(1,453)	$(1,178)
Employer contributions made during the year	201	269
Net periodic benefit (cost) income for the year	(435)	(567)
Divestures	1,665	—
Net (increase) decrease in accumulated other comprehensive loss	22	23
Accrued benefit asset (liability) at end of year	$—	$(1,453)

Assumptions used in accounting for the Company’s pension plans for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2013	12/31/2012	12/31/2011
Discount rate	1.95%	1.90%	2.25%
Rate of compensation increase	1.50%	1.50%	1.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	12/31/2013	12/31/2012	12/31/2011
Discount rate	1.95%	1.90%	2.25%
Expected return on plan assets	1.95%	1.90%	2.50%
Rate of compensation increase	1.50%	1.50%	1.50%

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (“AOCI”), net of related taxes, as of December 31, 2013 and 2012 were as follows (in thousands) :

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance as of December 31, 2011	$2,038	$(261)	$1,777
Other comprehensive income before reclassifications	(427)	—	(427)
Amounts reclassified from AOCI	—	29	29
Net other comprehensive income (loss)	(427)	29	(398)
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(988)	—	(988)
Amounts reclassified from AOCI	604	232	836
Net other comprehensive income (loss)	(384)	232	(152)
Balance as of December 31, 2013	$1,227	$—	$1,227

The reclassifications out of AOCI for the years ended December 31, 2013 and 2012 are included within results of discontinued operations.

Details about AOCI Components	Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign Currency Translation:
Foreign currency translation reclassified into earnings upon sale of foreign subsidiaries	$604	$—
Defined benefit pension plans:
Amortization of prior service costs	23	16
Amortization of transition obligation	54	52
Total reclassifications for the period	$681	$68

15. Restructuring and Severance

During the third and fourth quarters of 2013, there was a change of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), and as part of management’s efforts to simplify business operations, certain non-core functions were eliminated. As a result, the Company recorded $1.8 million in restructuring and severance costs in its consolidated statements of operations for the year ended December 31, 2013, primarily related to severance paid or accrued for our former CEO and CFO as well as other employees. During the year ended December 31, 2013, the payments and change in estimates related to restructuring and severance accrual was $0.7 million and the remaining amount of $1.1 million is outstanding as of December 31, 2013, which is included in the other accrued expenses and liabilities in the consolidated balance sheets.

In June 2012 the Company announced a series of cost reduction measures (the “Restructuring Plan”) designed to align its business operations with the current market and macroeconomic conditions. Cost reduction measures included acceleration of the elimination of duplicate expenses at newly acquired companies, reductions in other general and administrative expenses, the consolidation of facilities, a reduction in the Company’s global workforce, and temporary reductions in executive and management salaries and Board fees. The Company incurred restructuring charges of $0.3 million during the year ended December 31, 2012. All restructuring actions related to the 2012 Restructuring Plan were completed in the fourth quarter of 2012.

16. Legal Proceedings

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

17. Commitments

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2013 expire at various dates during the next five years.

The Company recognized rent expense of $1.5 million, $1.7 million and $1.6 million in its consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual obligations as of December 31, 2013:

(In thousands)	Operating Lease	Purchase Commitments	Other Contractual Obligations	Total
2014	$1,460	$6,266	$287	$8,013
2015	709	—	36	745
2016	567	—	23	590
2017	379	—	1	380
2018	32	—	—	32
Thereafter	—	—	—	—
	$3,147	$6,266	$347	$9,760
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

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2013 and 2012:

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30	September 30	December 31
2013:
Net revenues	$15,955	$18,540	$21,203	$19,912
Gross profit	6,753	8,123	10,014	8,750
Loss from continuing operations before noncontrolling interest	(4,180)	(2,095)	(12,857)	(5,689)
(Loss) income from discontinued operations, net of income taxes	(776)	(1,011)	(12,678)	3,488
Consolidated net loss	(4,956)	(3,106)	(25,535)	(2,201)
Net loss attributable to Identive Group, Inc. stockholders’ equity	(4,781)	(2,895)	(24,213)	(2,976)
Basic and diluted loss per share attributable to Identive Group, Inc. stockholders’ equity	$(0.08)	$(0.05)	$(0.35)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share:	60,233	62,248	68,518	74,132

	Quarter Ended
(In thousands, except per share data; Unaudited)	March 31	June 30	September 30	December 31
2012:
Net revenues	$16,313	$17,849	$17,155	$21,044
Gross profit	7,412	7,914	7,837	8,840
(Loss) income from continuing operations before noncontrolling interest	(5,761)	(21,497)	(3,321)	1,180
Loss from discontinued operations, net of income taxes	(845)	(17,343)	(5,270)	(711)
Consolidated net (loss) income	(6,606)	(38,840)	(8,591)	469
Net (loss) income attributable to Identive Group, Inc. stockholders’ equity	(6,229)	(36,371)	(7,913)	177
Basic and diluted (loss) income per share attributable to Identive Group, Inc. stockholders’ equity	$(0.11)	$(0.61)	$(0.13)	$0.00
Weighted average shares used to compute basic and diluted loss per share:	58,599	59,686	60,033	60,165

19. Subsequent Events

On March 31, 2014, the Company entered into a Senior Secured Credit Facility Agreement (the “Loan Agreement”) with Opus Bank, a California Commercial Bank (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan Commitment Amount”) to be drawdown on the closing date and an additional $10.0 million in revolving loan (“Revolving Loan Commitment Amount”), all upon the terms and conditions set forth in the Loan Agreement. The obligations of the Company under the Loan Agreement and the Note are secured by all assets of the Company. The obligations of the Company are secured by the General Security Agreement, the Intellectual Property Security Agreement, the Stock Pledge Agreement, the Deposit Account Control Agreements and the Securities Account Control Agreements (the “Collateral Documents”), as applicable. As consideration for the financial accommodations provided for in the Loan Agreement, the Company issued to Lender warrants to purchase 1,000,000 shares of its common stock at an exercise price equal to the lower of (a) the closing price of the common stock on the NASDAQ stock market on the effective date and (b) the volume-weighted average price measured over the thirty (30) business day period ending on the effective date per share on March 31, 2014. The warrants were issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933. The term of the warrants is five years and contains usual and customary terms, including registration rights for the warrant shares.

The drawdown of $10.0 million is reflected in the Promissory Note dated March 31, 2014 (the “Note”). The Note matures on March 31, 2017 and bears interest at a rate of the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on the Note is payable monthly beginning on May 1, 2015, and the principal balance is payable in 24 equal monthly installments beginning on May 1, 2015. The Company may prepay outstanding amounts under the Note, without any prepayment charges as set out in the Loan Agreement. Amongst other commitments, the Loan Agreement requires the Company to maintain certain covenants. Upon the occurrence and during the continuance of an event of default, the Lender may terminate the Commitments and/or declare all or any part of the unpaid principal of all Loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan Agreement to be immediately due and payable, whereupon the same shall become and be immediately due and payable, without protest, presentment, notice of dishonor, demand or further notice of any kind, all of which are expressly waived by Borrower.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2013, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2013, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and or directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2013. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 1992.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013, due to the following material weakness.

Inadequate design of controls related to financial statement close process - Management determined that the Company’s design and operating effectiveness of controls over the financial statement close process related to the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements was inadequate. Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. This material weakness creates a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner. This material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 2012 and a remediation plan was implemented; however, recent changes in the Company’s operational structure have delayed full remediation of the material weakness, as discussed below.

Remediation of a Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting as of December 31, 2012, which arose due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. As disclosed in our Quarterly Reports on Form 10-Q for the first three quarters of 2013, we developed and implemented our remediation plans to address the material weakness. However, because of the recent reorganization of and changes to our management team, the move of our executive headquarters to Fremont, California and the plan to move our accounting and finance function from Ismaning, Germany to Santa Ana, California, mentioned elsewhere in this Form 10-K, certain remedial actions have been disrupted and the prior material weakness has not been fully remediated. We expect that moving our accounting and finance function to California will facilitate better access to U.S. GAAP resources. Additionally, as part of our reorganizational changes, we have embarked on a project to streamline our reporting processes and simplify our operational structure to create additional efficiencies. We expect to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2014.

In addition, under the direction of the Audit Committee of the Board, our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	2. Financial Statement Schedule

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto above.

Schedule II — Valuation and Qualifying Accounts

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Deferred tax assets valuation allowances
Year ended December 31, 2011	42,579	794	—	43,373
Year ended December 31, 2012	43,373	12,132	7,554	47,951
Year ended December 31, 2013	47,951	9,909	1,224	56,636
Accounts receivable allowances
Year ended December 31, 2011	409	38	282	164
Year ended December 31, 2012	164	117	91	190
Year ended December 31, 2013	190	95	154	131
Warranty accrual
Year ended December 31, 2011	150	35	—	185
Year ended December 31, 2012	185	24	104	105
Year ended December 31, 2013	105	44	40	109

3. Exhibits

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No.000-29440).)

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

3.5

Amended and Restated Bylaws of Registrant. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (SEC File No.000-22689).)

3.6

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No.000-29440).)

4.1

Specimen Registrant’s Common Stock Certificate. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010 (SEC File No. 000-29440).)

4.2

Form of Warrant Certificate issued in connection with the acquisition of Hirsch Electronics. (Filed previously as an exhibit to SCM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009 (SEC File No.000-29440).)

4.3	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)
4.4	Form of Subscription Agreement for Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29940).)
4.5	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29440).)
4.6

Preferred Stock Rights Agreement, dated as of November 8, 2002, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Registration Statement on Form 8-A, filed on November 14, 2002 (SEC File No.000-29440).)

Exhibit Number	Description of Document
4.7

First Amendment to Rights Agreement, dated as of December 10, 2008, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No.000-29440).)

4.8

Second Amendment to Rights Agreement, dated as of November 16, 2009, between SCM Microsystems, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 16, 2009 (SEC File No.000-29440).)

4.9

Third Amendment to Rights Agreement, dated as of November 15, 2010, between Identive Group, Inc. and American Stock Transfer and Trust Company. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 25, 2009 (SEC File No.000-29440).)
10.2

Tenancy Agreement dated August 31, 2001 between SCM Microsystems GmbH and Claus Czaika. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (SEC File No. 000-22689).)

10.3

Addendum No. 1 to the Lease Agreement of August 31, 2001, dated February 4, 2004. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No.000-29440).)

10.4

Addendum No. 2 to the Lease Agreement of August 31, 2001, dated June 2, 2008. (Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No.000-29440).)

10.5	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)
10.6	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (SEC File No. 000-29440).)
10.7	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)
10.8	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)
10.9*

Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2010 (SEC File No. 000-29440).)

10.10*

Amendment to Employment Agreement between Identive Services AG and Ayman S. Ashour dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.11*

Amendment to Employment Agreement between Bluehill ID Services AG and Ayman S. Ashour dated September 27, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2012 (SEC File No. 000-29440).)

10.12 *

Amendment No. 3 to Employment Agreement between Identive Services AG and Ayman S. Ashour dated September 1, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed September 3, 2013 (SEC File No. 000-29440).)

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

Exhibit Number	Description of Document
10.15	Form of Subscription Agreement November 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)
10.16*	2011 Incentive Compensation Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)
10.17*	2011 Employee Stock Purchase Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)
10.18*

Amended and Restated Executive Employment Agreement, dated December 21, 2011, by and between Identive Group, Inc. and Larry Midland. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 28, 2011 (SEC File No. 000-29440).)

10.19*

Amendment to Employment Agreement between Identive Group, Inc. and Lawrence Midland dated May 29, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.20*

Employment Agreement between Identive Group, Inc. and Lawrence Midland dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).)

10.21

Form of Share Exchange Agreement, dated January 30, 2012, between Bluehill ID AG and each selling shareholder (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 3, 2012 (SEC File No. 000-29440).)

10.22*

Amended and Restated Employment Agreement, dated February 16, 2012, by and between Identive Group, Inc. and Dr. Manfred Mueller. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 21, 2012 (SEC File No. 000-29440).)

10.23*

Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.24*

Second Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).

10.25*

Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated April 1, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 4, 2012 (SEC File No. 000-29440).)

10.26*

Amendment to Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.27*

Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated March 13, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).)

10.28*

Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 3, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 3, 2012 (SEC File No. 000-29440).)

10.29*

Amendment to Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.30*

Second Amendment to Executive Employment Agreement between Identive Group, Inc. and David Wear dated December 20, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2013 (SEC File No. 000-29440).)

10.31*

Executive Employment Agreement between Identive Group, Inc. and Brian Nelson dated December 20, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2013 (SEC File No. 000-29440).)

Exhibit Number	Description of Document
10.32

Loan and Security Agreement entered between Identive Group, Inc. and Hercules Technology Growth Capital, Inc. dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)

10.33	Secured Term Promissory Note dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)
10.34	First Amendment to Loan and Security Agreement dated March 5, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 7, 2013 (SEC File No. 000-29940).)
10.35	Second Amendment to Loan and Security Agreement dated April 22, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 23, 2013 (SEC File No. 000-29940).)
10.36	Third Amendment to Loan and Security Agreement dated August 7, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013 (SEC File No. 000-29940).)
10.37

Warrant Agreement to Purchase Shares of Common Stock of Identive Group, Inc. dated August 7, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013 (SEC File No. 000-29940).)

10.38

Purchase Agreement dated as of April 16, 2013 between Identive Group, Inc. and Lincoln Park Capital Fund, LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 16, 2013 (SEC File No. 000-29940).)

10.39

Share Purchase Agreement December 10, 2013 between Bluehill ID AG, Identive Services AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Multicard AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

10.40

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Payment Solution AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

10.41

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares and loans of Multicard Nederland BV. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

10.42*+	Form of Non-qualified Stock Option Agreement between Identive Group, Inc. and Jason Hart.
10.43*+	Form of Restricted Stock Unit Incentive Agreement between Identive Group, Inc. and Jason Hart.
14.1	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 28, 2008 (SEC File No.000-29440).)
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm
23.2+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management compensatory arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 2834, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIVE GROUP, INC.

By:	/s/ JASON HART
Jason Hart
Chief Executive Officer and Director

March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 2834, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ JASON HART Jason Hart	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014
/s/ Brian Nelson Brian Nelson	Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2014
/s/ KAMAL KANT GUPTA Kamal Kant Gupta	Vice-President Finance and Corporate Controller (Principal Accounting Officer)	March 31, 2014
/s/ STEVEN HUMPHREYS Steven Humphreys	Chairman of the Board and Director	March 31, 2014
/s/ SADDALLAH M. ALAZEM Saddallah M. Alazem	Director	March 31, 2014
/s/ Gary Kremen Gary Kremen	Director	March 31, 2014
/s/ PHIL LIBIN Phil Libin	Director	March 31, 2014
/s/ HANS LIEBLER Hans Liebler	Director	March 31, 2014
/s/ LAWRENCE W. MIDLAND Lawrence W. Midland	Director	March 31, 2014
/s/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 31, 2014