Form 10-Q
period 2014-03-31
IDENTIVE GROUP, INC.
filed 2014-05-15
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

IDENTIVE GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0444317
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

39300 Civic Center Drive, Suite 160

Fremont, California 94538

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(949) 250-8888

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

1900 Carnegie Avenue, Building B

Santa Ana, California 92705

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At May 9, 2014, 79,185,054 shares of common stock were outstanding, excluding 618,400 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2014	2013 (A)
	(unaudited)
ASSETS
Current assets:
Cash	$12,030	$5,095
Accounts receivable, net of allowances of $87 and $131 as of March 31, 2014 and
December 31, 2013, respectively	12,940	13,289
Inventories	10,347	9,098
Prepaid expenses	1,031	957
Other current assets	1,672	1,766
Current assets of discontinued operations	—	2,624
Total current assets	38,020	32,829
Property and equipment, net	5,696	5,888
Goodwill	8,994	8,991
Intangible assets, net	9,821	10,184
Other assets	1,305	867
Total assets	$63,836	$58,759

LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$11,173	$9,353
Liability to related party	1,056	1,073
Financial liabilities	—	2,971
Deferred revenue	504	729
Accrued compensation and related benefits	3,054	3,383
Other accrued expenses and liabilities	4,724	5,239
Current liabilities of discontinued operations	—	1,630
Total current liabilities	20,511	24,378
Long-term liability to related party	5,537	5,648
Long-term financial liabilities	13,503	3,051
Other long-term liabilities	885	938
Total liabilities	40,436	34,015
Commitments and contingencies (see Note 14)
Stockholders´ equity:
Identive Group, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 78,411 and 75,079 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	78	75
Additional paid-in capital	352,558	348,845
Treasury stock, 618 shares as of March 31, 2014 and December 31, 2013	(2,777)	(2,777)
Accumulated deficit	(326,004)	(320,876)
Accumulated other comprehensive income	1,334	1,227
Total Identive Group, Inc. stockholders' equity	25,189	26,494
Noncontrolling interest	(1,789)	(1,750)
Total stockholders´ equity	23,400	24,744
Total liabilities and stockholders´equity	$63,836	$58,759
(A)

The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2013 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March, 31
	2014	2013
Net revenue	$17,160	$15,955
Cost of revenue	10,520	9,202
Gross profit	6,640	6,753
Operating expenses:
Research and development	1,502	1,693
Selling and marketing	5,049	4,697
General and administrative	3,054	3,887
Restructuring and severance	437	—
Total operating expenses	10,042	10,277
Loss from operations	(3,402)	(3,524)
Interest expense, net	(2,084)	(592)
Foreign currency loss, net	(93)	(178)
Loss from continuing operations before income taxes and noncontrolling
interest	(5,579)	(4,294)
Income tax (provision) benefit	(64)	114
Loss from continuing operations before noncontrolling interest	(5,643)	(4,180)
Income (loss) from discontinued operations, net of income taxes	474	(776)
Consolidated net loss	(5,169)	(4,956)
Less: Loss attributable to noncontrolling interest	41	175
Net loss attributable to Identive Group, Inc. stockholders´ equity	$(5,128)	$(4,781)
Basic and diluted net loss per share attributable to Identive Group, Inc. stockholders´ equity:
Loss from continuing operations	$(0.08)	$(0.07)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss	$(0.07)	$(0.08)
Weighted average shares used to compute basic and diluted loss per share	75,688	60,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Consolidated net loss	$(5,169)	$(4,956)
Other comprehensive income (loss), net of income taxes of nil:
Unrealized gain on defined benefit plans	—	19
Foreign currency translation adjustment	109	(183)
Total other comprehensive income (loss), net of income taxes of nil	$109	$(164)
Consolidated comprehensive loss	(5,060)	(5,120)
Less: Comprehensive loss attributable to noncontrolling interest	39	238
Comprehensive loss attributable to Identive Group, Inc. Stockholders´ equity	$(5,021)	$(4,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Identive Group, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2013	75,079	75	348,845	(2,777)	(320,876)	1,227	(1,750)	24,744
Net loss	—	—	—	—	(5,128)	—	(41)	(5,169)
Other comprehensive loss	—	—	—	—	—	107	2	109
Issuance of common stock in connection with
capital raise	3,169	3	2,598	—	—	—	—	2,601
Issuance of common stock in connection with
ESPP	72	—	35	—	—	—	—	35
Issuance of common stock in connection with
stock bonus and incentive plans	61	—	54	—	—	—	—	54
Issuance of common stock in connection with
exercise of options	3	—	2	—	—	—	—	2
Stock-based compensation expense
	27	—	200	—	—	—	—	200
Issuance of warrants in connection with
secured debt facility	—	—	824	—	—	—	—	824
Balances, March 31, 2014	78,411	$78	$352,558	$(2,777)	$(326,004)	$1,334	$(1,789)	$23,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,169)	$(4,956)
Gain on sale of discontinued operations	(452)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	-	(117)
Depreciation and amortization	752	995
Accretion of interest on related party liability	146	171
Amortization of debt issuance costs	1,734	139
Stock-based compensation expense	200	475
Pension charges	-	105
Changes in operating assets and liabilities:
Accounts receivable	(408)	1,833
Inventories	(1,241)	(1,761)
Prepaid expenses and other assets	(321)	171
Accounts payable	2,600	792
Liability to related party	(274)	(272)
Deferred revenue	(204)	367
Accrued expenses and other liabilities	(1,364)	1,212
Net cash used in operating activities	(4,001)	(846)
Cash flows from investing activities:
Capital expenditures	(262)	(568)
Proceeds from sale of business	1,286	-
Net cash provided by (used in) investing activities	1,024	(568)
Cash flows from financing activities:
Proceeds from issuance of debt	14,000	-
Proceeds from capital raise	2,601	-
Proceeds from issuance of common stock under ESPP and options exercised	37	56
Payments on financial liabilities and debt issuance costs	(6,824)	(643)
Net cash provided by (used in) financing activities	9,814	(587)
Effect of exchange rates on cash	82	108
Net increase (decrease) in cash	6,919	(1,893)
Cash of continuing operations, at beginning of period	5,095	6,109
Add: Cash of discontinued operations, at beginning of period	16	1,269
Less: Cash of discontinued operations, at end of period	-	1,437
Cash of continuing operations, at end of period	$12,030	$4,048
Non-cash investing and financing activities:
Leasehold improvements funded by lease incentives	$-	$500
Common stock issued in connection with stock bonus and incentive plans	$54	$-
Property and equipment subject to accounts payable	$96	$285

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identive Group, Inc. (“Identiv” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. In Identiv’s business overall, the Company may experience significant variations in demand for its products quarter to quarter, and overall the Company typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Discontinued Operations — The financial information related to some of the subsidiaries of the Company is reported as discontinued operations for all periods presented as discussed in Note 2, Discontinued Operations. Reclassifications of prior period amounts related to discontinued operations have been made to conform to the current period presentation.

Going Concern —  The accompanying unaudited condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of $326 million as of March 31, 2014. This factor, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of its business, have raised significant doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing or dispose of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on its revenues or expenses, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2, Discontinued Operations, the Company has sold certain non-core or underperforming businesses and will do so in the future, if needed. The Company may also need to raise additional funds through public or private offerings of additional debt or equity securities from time to time as it may deem appropriate, which might cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect the Company’s ability to fund operations.

Correction of Prior Period Errors — In connection with the preparation of its consolidated financial statements for the quarter ended September 30, 2013, the Company identified an error related to the classification of cash paid for the interest on financial liabilities in the consolidated statements of cash flows. The cash paid for the interest on financial liabilities was presented as cash outflows from financing activities, which should have been presented as cash outflows from operating activities in the condensed consolidated statements of cash flows in the Company’s Form 10-Q filing for the quarter ended March 31, 2013. As a result, cash used in operating activities was understated and cash used in financing activities was overstated for the quarter ended March 31, 2013 by $0.4 million. The amounts for the quarter ended March 31, 2013 have been adjusted to correct the impact of such error. Using both quantitative and qualitative measures, the Company believes that the impact of this error is immaterial, individually and in aggregate, to the condensed consolidated financial statements for the quarter ended March 31, 2013 and therefore an amendment to the Form 10-Q for the quarter ended March 31, 2013 is not considered necessary.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The updated accounting standard requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date, and may be applied retrospectively. The Company adopted this standard in the first quarter of 2014. The adoption did not result in a change to the tax provision and it did not have a significant impact to the presentation of long-term taxes payable or deferred tax assets.

2. Discontinued Operations

During the fourth quarter of 2013, the Company’s Board of Directors (the “Board”), after reviewing strategic options, committed to a plan designed to simplify the Company’s business structure and to focus on high-growth technology trends within the security market including cloud-based services and mobility. In December 2013, the Company completed the sale of its Swiss Multicard AG subsidiary, its German payment solution AG subsidiary and its Dutch Multicard Nederland BV subsidiary to Sandpiper Assets SA, an international holding company (“Sandpiper”), pursuant to a share purchase agreement whereby the Company has agreed to sell its holdings in these subsidiaries to Sandpiper for a total negative cash consideration of $0.5 million, which was paid to Sandpiper in February 2014 subsequent to the close of the transaction. The sale of Multicard AG and payment solution AG closed on December 19, 2013 and sale of Multicard Nederland BV closed on December 31, 2013. In addition, the Company completed the sale of its German Multicard GmbH subsidiary to an employee for the sum of one euro on December 30, 2013. Based on the carrying value of the assets and the liabilities attributed to these businesses on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $4.8 million, net of tax of nil, during the fourth quarter of fiscal 2013 in the consolidated statements of operations for the year ended December 31, 2013, which is included in the loss from discontinued operations, net of income taxes line.

In addition, during the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell its holdings, consisting of 80.1% of the shares of Multicard US, to the Buyers for a cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.5 million, net of income taxes of nil, in the condensed consolidated statements of operations for the three months ended March 31, 2014, which is included in the income (loss) from discontinued operations, net of income taxes line.

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), for the three months ended March 31, 2014 and 2013, the results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and all prior periods have been reclassified to conform to this presentation. The assets and liabilities of discontinued operations have been reclassified and are segregated as assets and liabilities of discontinued operations in the condensed consolidated balance sheet as of December 31, 2013. Prior to the sale, these businesses were part of the Identity Management segment.

The key components of income (loss) from discontinued operations consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues	$529	$5,109
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of nil	22	(776)
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	(51)	—
Gain on sale of discontinued operations, net of income taxes of nil	503	—
Income (loss) from discontinued operations, net of income taxes	$474	$(776)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

December 31, 2013
Assets:
Cash and cash equivalents	$16
Accounts receivable, net	787
Inventories	471
Other current assets	27
Property and equipment	13
Goodwill	1,310
Total assets of discontinued operations	$2,624
Liabilities:
Accounts payable	418
Deferred revenue	966
Accrued expenses and other liabilities	246
Total liabilities of discontinued operations	$1,630

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2014 and December 31, 2013, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

The Company’s liability measured at fair value on a recurring basis includes contingent consideration related to the acquisitions of idOnDemand. The sellers of idOnDemand are eligible to receive limited earn-out payments (“contingent consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the acquisition agreement. The fair value of the contingent consideration is based on achieving certain revenue and profit targets as defined under the agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the contingent consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of contingent consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the contingent considerations at each reporting period. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of March 31, 2014 and December 31, 2013, the maximum possible amounts payable for contingent consideration related to the acquisition of idOnDemand in April 2011 was $5.0 million; however, the earn-out liability remains zero at March 31, 2014 and December 31, 2013 as there is no future expectation of earn-out payments and there were no significant changes in the range of outcomes for such contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. As of March 31, 2014 and December 31, 2013, the Company had $0.3 million and zero, respectively, of privately-held investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, and accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity of Identive Group, Inc.

Private Placement

On August 14, 2013, in a private placement, the Company issued 8,348,471 shares of its common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of its common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant holders”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to accredited and other qualified investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. As compensation at closing, the Company paid $0.6 million in cash and issued 1.0 million shares of common stock to the placement agent on the same terms as those sold to Investors in the offering. In addition, the placement agent was issued warrants to purchase 1.0 million shares of common stock at an exercise price of $1.00 per share as bonus compensation. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. As agreed, in September 2013 the Company filed a registration statement on Form S-3 (Registration No. 333-19105076) with the Securities and Exchange Commission to register the resale of the shares and shares of common stock issuable upon exercise of the warrants.

The warrants have a term of four years and were not exercisable for six months following the date of issuance. Any warrants, or portion thereof, not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The number of shares issuable upon exercise of the warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 91.57%, risk-free interest rate of 1.08%, no dividend yield, and an expected life of four years. The fair value of the warrants is determined to be $4.0 million. The warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the settlement of the warrants will be in shares and are within the control of the Company.

Sale of Common Stock

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 251,799 shares of common stock and is required to issue up to 323,741 additional shares of common stock on a pro rata basis for any additional purchases the Company requires LPC to make under the Purchase Agreement over its duration (the “Commitment Shares”). The Company will not receive any cash proceeds from the issuance of the Commitment Shares.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement, LPC initially purchased $2.0 million in shares of common stock at $1.14 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of common stock, up to an aggregate amount of an additional $18.0 million (subject to certain limitations). The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the common stock closing price is less than $0.50 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $0.75 per share. The Company used the net proceeds from this offering for working capital and other general corporate purposes.

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

On April 17, 2013, LPC initially purchased 1,754,386 shares of common stock for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 284,173 shares of common stock consisting of 251,799 as Commitment Shares and 32,374 additional pro-rated shares of common stock as Commitment Shares. Subsequent to the initial purchase, the Company directed LPC to purchase 2.5 million shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 3.2 million shares of common stock from January 1, 2014 through March 31, 2014 for a net consideration of $2.6 million and issued total of 72,087 additional pro-rated shares as Commitment Shares.

Common Stock Warrants (“Warrants”)

In connection with the Company’s entry into the Credit Agreement with Opus Bank (“Opus”) as discussed in Note 9, Financial Liabilities, the Company issued to Opus a warrant to purchase up to 1.0 million shares of the Company’s common stock at a per share exercise price of $0.99. The Warrant is immediately exercisable for cash or by net exercise and will expire 5 years after the date of issuance, which is March 31, 2019. The shares issuable upon exercise of the Warrant were registered in May 2014 at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus.

As consideration for the third amendment of the Loan Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) as discussed in Note 9, Financial Liabilities, the Company issued warrants to purchase 1.0 million shares of its common stock at an exercise price of $0.71 per share to Hercules on August 7, 2013. The warrants were issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the warrants is five years and contains usual and customary terms.

The Company issued warrants to purchase 4.1 million shares of its common stock at an exercise price of $2.65 per share in a private placement to accredited and other qualified investors (the “Investors” or “Warrant Holders”) in November 2010. The warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. During the year ended December 31, 2011, the Company issued 0.4 million shares of its common stock to the Warrant Holders upon exercise of the warrants.

As part of the consideration paid by the Company in connection with the acquisition of Hirsch on April 30, 2009, the Company issued 4.7 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 0.2 million warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $2.42 and $3.03, with a weighted average exercise price of $2.79. All warrants issued in connection with the Hirsch transaction became exercisable for a period of two years on April 30, 2012. These warrants expired on April 30, 2014.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2014:

Warrants Type	Warrants Outstanding	Weighted Average Exercise Price	Issue Date	Expiration Date
Opus loan	1,000,000	$0.99	March 31, 2014	March 31, 2019
2013 private placement	9,348,471	1.00	August 14, 2013	August 14, 2017
Hercules loan	992,084	0.71	August 7, 2013	August 7, 2018
2010 private placement	3,691,685	2.65	November 14, 2010	November 14, 2015
Hirsch acquisition	4,735,427	3.00	April 30, 2009	April 30, 2014
Hirsch acquisition variable	165,380	2.79	April 30, 2009	April 30, 2014
Total	19,933,047

2011 Employee Stock Purchase Plan (“ESPP”)

In June 2011, Identiv’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 2.0 million shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 750,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of January 1, 2013 and 2012, respectively, the total shares reserved for issuance under the ESPP were automatically increased by 750,000 shares each in accordance with the terms of the plan. As of March 31, 2014, there are 2,938,007 shares reserved for future grants under the ESPP. On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014 and no shares will be issued under ESPP until further notice.

The following table illustrates the stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the quarter ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013

Cost of revenue	$16
Research and development	12
Selling and marketing	19
General and administrative	17
Total	$64

Inducement Grant

The Company granted 500,000 Restricted Stock Units and options to purchase 3,000,000 shares of the Company's common stock as an inducement grant to its Chief Executive Officer (“CEO”) in connection with entering into an employment agreement on March 13, 2014. The Restricted Stock Units will vest 25 percent after one year, with remaining shares vesting over three years in 12 equal quarterly installments. The stock options will have an exercise price equal to the closing price of the Company's common stock on The NASDAQ Stock Market on the date of grant, vest 25 percent after one year with the remaining options vesting over three years in 36 equal monthly installments, and have a term of ten years. The stock options and Restricted Stock Units granted to the CEO were made outside of the Company's existing equity compensation plans in reliance upon NASDAQ Rule 5635(c)(4). The Company will subsequently file a Registration Statement on Form S-8 to register the shares underlying the grants. The fair value of stock options issued to the CEO was calculated using a weighted average risk-free interest rate of 1.53%, weighted average expected volatility of 90%, dividend yield of 0% and the weighted average expected term of 4.9 years. The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2014, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock units granted and $1.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 4 years.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans, the majority of which are stockholder approved, consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (“the 2007 Plan”), the 2010 Bonus and Incentive Plan (the “2010 Plan”), and the 2011 Incentive Compensation Plan (the “2011 Plan”).

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

On June 6, 2011, Identiv’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 4.0 million shares of common stock under the 2011 Plan, plus 4.6 million shares common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 8.6 million shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. From June 6, 2011 through March 31, 2014, a total of 7.4 million options and a total of 1.2 million shares have been granted pursuant to the 2011 Plan.

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

As of March 31, 2014, an aggregate of 0.2 million options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 0.2 million options were outstanding under the 2000 Stock Option Plan, 0.9 million options were outstanding under the 2007 Plan, and 6.5 million options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the three months ended March 31, 2014 is as follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2013	7,769,039	4,048,972	$1.94	$825,309	7.43
Authorized	—
Granted	(2,276,747)	2,115,725	$0.76			161,022	$135,600
Cancelled or Expired	(1,638,098)	(698,970)	$1.87
Exercised		(188)	$0.72
Balance at December 31, 2013	3,854,194	5,465,539	$1.49	$49,016	6.93
Authorized	—
Granted	(2,767,952)	2,680,000	$0.88			87,952	$84,035
Cancelled or Expired	247,902	(299,997)	$1.64
Exercised		(2,625)	$0.72
Balance at March 31, 2014	1,334,144	7,842,917	$1.28	$1,624,221	7.49
Vested or expected to vest at March 31, 2014		6,717,775	$1.35	$1,265,851	7.14
Exercisable at March 31, 2014		3,110,282	$1.94	$131,638	4.59

The following table summarizes information about options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.52 - $ 0.80	1,877,646	9.11	$0.65	198,584	$0.71
$0.81 - $ 0.84	90,000	9.19	0.84	66,667	0.84
$ 0.85 - $ 0.88	2,665,000	9.95	0.88	833	0.88
$ 0.89 - $ 1.44	1,622,836	5.93	1.22	1,308,172	1.19
$ 1.45 - $ 6.95	1,587,435	2.94	2.76	1,536,026	2.78
$ 0.52 - $ 6.95	7,842,917	7.49	$1.28	3,110,282	$1.94

For the quarter ended March 31, 2014, the weighted-average grant date fair value per option for options granted during the period was $0.88.  2,625 options were exercised during the first quarter of 2014.

For the quarter ended March 31, 2013, the weighted-average grant date fair value per option for options granted during the period was $1.34. No options were exercised during the first quarter of 2013.

Restricted Stock Units

A summary of restricted stock unit (“RSUs”) activity for the three months ended March 31, 2014 is as follows:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	430,000	0.88
Vested	—	—
Forfeited	—	—

Unvested, end of period	430,000	$0.88

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2014, there was $0.4 million of total unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 4 years. As of March 31, 2014, an aggregate of 0.4 million RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$5	$4
Research and development	18	22
Selling and marketing	51	151
General and administrative	126	234
Total	$200	$411

At March 31, 2014, there was $2.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2013, $0.4 million was accrued for and included in the accrued compensation and related benefits in the condensed consolidated balance sheets.

Common Stock Reserved for Future Issuance

As of March 31, 2014, the Company has reserved an aggregate of 11.6 million shares of its common stock for future issuance under its various equity incentive plans, of which 0.9 million shares are reserved for future grants under the 2011 Plan, 7.8 million shares are reserved for future issuance pursuant to outstanding options under all other stock option and incentive plans, and 2.9 million shares are reserved for future issuance under the ESPP.

As of March 31, 2014, the Company has reserved an aggregate of 3.3 million shares of common stock for future issuance in connection with its acquisition of Bluehill ID, consisting of 2.0 million shares for the outstanding options assumed at the closing of the Bluehill ID acquisition and 1.3 million shares for the noncontrolling shareholders of Bluehill ID.

As of March 31, 2014, the Company has reserved an aggregate of 19.9 million shares of common stock for future issuance pursuant to outstanding warrants, of which 4.9 million shares are reserved pursuant to outstanding warrants in connection with its April 2009 acquisition of Hirsch Electronics Corporation, 3.7 million shares are reserved pursuant to outstanding warrants in connection with its November 2010 private placement, 1.0 million shares are reserved pursuant to outstanding warrants related to the third Amendment of the Loan and Security Agreement with Hercules Technology Growth Capital, Inc. in August 2013, 9.3 million shares are reserved pursuant to outstanding warrants issued in connection with its August 2013 private placement, and 1.0 million shares are reserved pursuant to outstanding warrants related to the Credit Agreement with Opus Bank in March 2014. The warrants issued in connection with its April 2009 acquisition of Hirsch Electronics Corporation expired on April 30, 2014.

As of March 31, 2014, the Company has reserved an aggregate of 4.4 million shares of common stock for future issuance for contingent consideration in connection with its acquisition of idOnDemand.

As of March 31, 2014, the Company has reserved an aggregate of 4.3 million shares of common stock for future issuance to LPC under the Purchase Agreement.

Below is the summary of common stock reserved for future issuance as of March 31, 2014:

Exercise of outstanding stock options	7,842,917
Employee stock purchase plan	2,938,007
Shares of common stock available for grant under 2011 Plan	904,144
Noncontrolling interest and assumed options in Bluehill ID	3,297,112
Warrants to purchase common stock	19,933,047
Contingent consideration	4,424,779
Purchase agreement with LPC	4,308,244

Total	43,648,250

Net Loss per Common Share Attributable to Identive Group, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2014 and 2013, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of shares excluded from diluted loss per share relating to these securities was 20,138,129 and 2,139,840 for the three months ended March 31, 2014 and 2013, respectively.

5. Inventories

The Company’s inventories are stated at the lower of cost, or market. Inventories consist of (in thousands):

	March 31	December 31,
	2014	2013
Raw materials	$3,575	$3,464
Work-in-progress	363	261
Finished goods	6,409	5,373
Total	$10,347	$9,098

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	March 31	December 31,
	2014	2013
Leasehold improvements	$1,238	$1,236
Furniture, fixture and office equipment	4,345	4,236
Machinery	6,893	6,843
Software	2,164	2,094
Total	14,640	14,409
Accumulated depreciation	(8,944)	(8,521)
Property and equipment, net	$5,696	$5,888

The Company recorded depreciation expense of approximately $0.4 million and $0.6 million during the three months ended March 31, 2014 and 2013, respectively. A net increase of $0.4 million in accumulated depreciation from December 31, 2013 is due to depreciation expense of $0.4 million recorded during the quarter.

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by segment as of March 31, 2014 and December 31, 2013 and changes in the carrying amount of goodwill (in thousands):

	Total	Premises	Credentials	Identity	All Other
Balance at December 31, 2012	$24,664	$21,891	$522	$1,172	$1,079
Goodwill impairment during the period	(15,572)	(14,108)	(522)	—	(942)
Currency translation adjustment	(101)	—	—	36	(137)
Balance at December 31, 2013	8,991	7,783	—	1,208	—
Currency translation adjustment	3	—	—	3	—
Balance at March 31, 2014	$8,994	$7,783	$—	$1,211	$—

In connection with the Company's 2014 organizational realignment, certain prior period amounts were reclassified to conform to the current period's segment presentation. Both as of March 31, 2014 and December 31, 2013, the gross amount of goodwill, excluding goodwill related to discontinued operations, was $41.8 million and accumulated goodwill impairment was $32.8 million. During the three months ended March 31, 2014 and year ended December 31, 2013, the Company wrote off goodwill of $1.3 million and $8.0 million, respectively related to divested businesses which existed at the time of sale of these subsidiaries which was reflected in discontinued operations. Of the total goodwill, a certain amount is designated in a currency other than U. S. dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

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

Management did not identify any impairment indicators during the three months ended March 31, 2014. The Company performed its annual impairment test for all reporting units on December 1, 2013 and concluded that there was no impairment to goodwill during the year ended December 31, 2013, other than the impairment identified in its interim assessment during the third quarter of 2013, as described below.

The Company calculates the fair value of its reporting units using a combination of the market and income approaches and in doing so relies in part upon an independent third-party valuation report. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its condensed consolidated statements of operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which the second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess. In 2013, when the impairment test was performed, the Company had six reporting units. These reporting units include Hirsch, ID Solutions, payment solution and idOnDemand, which were the four components of the Identity Management segment, and ID Infrastructure and Transponders, which were the two components of the ID Products segment. In December 2013 and February 2014, two of the four reporting units in Identity Management segment, ID Solutions and payment solution, were related to the businesses sold and these two reporting units no longer exist as a result. In 2014, the Company now has four reporting units and four new segments as discussed in Note 10, Segment Reporting, Geographic Information and Major Customers. These reporting units include Hirsch which is the component of the Premises segment, ID Infrastructure, which is the component of the Identity segment, and Transponders and idOnDemand, which are the two components of the Credentials segment.

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

Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units was impaired and recorded an impairment charge of $27.3 million in its consolidated statements of operations during the year ended December 31, 2013, of which $22.6 million was recorded during the three months ended September 30, 2013 and $4.7 million was recorded during the three months ended December 31, 2013. Of the total impairment charge of $27.3 million, $15.6 million was related to continuing operations and $11.7 million was related to the divested businesses and reflected in discontinued operations.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
	11.75	4 – 11.75	1
Amortization period	years	years	year	Total
Cost:
Balance at December 31, 2012	$4,600	$10,732	$570	$15,902
Currency translation adjustment	—	15	—	15
Balance at December 31, 2013	$4,600	$10,747	$570	$15,917
Balance at March 31, 2014	$4,600	$10,747	$570	$15,917
Accumulated Amortization:
Balance at December 31, 2012	$(1,125)	$(2,816)	$(285)	$(4,226)
Amortization expense	(341)	(865)	(285)	(1,491)
Currency translation adjustment	—	(16)	—	(16)
Balance at December 31, 2013	$(1,466)	$(3,697)	$(570)	$(5,733)
Amortization expense	(112)	(251)	—	(363)
Balance at March 31, 2014	$(1,578)	$(3,948)	$(570)	$(6,096)
Intangible Assets, net at December 31, 2013	$3,134	$7,050	$—	$10,184
Intangible Assets, net at March 31, 2014	$3,022	$6,799	$—	$9,821

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization and adjusts the useful life, as appropriate and amortization is prospectively adjusted over the remaining useful live. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluated its amortizable intangible assets for impairment at the end of each reporting periods and concluded that no indicators of impairment existed, other than the impairment identified in its interim assessment during the third quarter of 2013, as mentioned below.

As noted above, the Company began a strategic review of certain under-performing business units for potential divestiture during the third quarter of fiscal 2013. As a consequence, the Company performed an impairment analysis for intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. As a result of this analysis, the Company identified that backlog is impaired and recorded an impairment charge in its consolidated statements of operations of $0.2 million during the year ended December 31, 2013. This impairment charge is related to the divested businesses and has been included within the results of discontinued operations. The Company expects to recover the remaining balance of identified intangible assets of $9.8 million as of March 31, 2014.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the quarters ended March 31, 2014 and 2013 (in thousand):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$112	$96
Selling and marketing	251	339
Total	$363	$435

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

March 31, 2014:
2014 (remaining nine months)	$1,091
2015	1,455
2016	1,455
2017	1,455
2018	1,455
Thereafter	2,910
Total	$9,821

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

The Company recognized $0.1 million and $0.2 million of interest expense for the interest accreted on the discounted liability amount during the three months ended March 31, 2014 and 2013, respectively, which is included as a component of interest expense, net in its condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, $6.6 million and $6.7 million, respectively, were outstanding for related-party liability in connection with the Hirsch acquisition, of which $1.1 million was shown as a current liability on the condensed consolidated balance sheets.

The payment amounts for related party liability in connection with the Hirsch acquisition for the next five years are as follows (in thousands):

March 31, 2014:
2014 (remaining nine months)	$1,125
2015	1,170
2016	1,217
2017	1,266
2018	1,316
Thereafter	2,919
Present value discount factor	(2,420)
Total	$6,593

Payment solution Acquisition – Unsecured Loan. In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. As discussed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and the loan liability was sold along with the sale of the subsidiary resulting in balance of zero as of December 31, 2013. Interest expense related to this loan for the three months ended March 31, 2013 has been included within the results of discontinued operations in its condensed consolidated statements of operations.

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2014	2013
Current liabilities:
Secured note	$—	$2,971
Total current liabilities	$—	$2,971
Non-current liabilities:
Secured term loan	$9,503	$—
Secured note	—	$3,051
Bank revolving loan facility	4,000	—
Total non-current liabilities	$13,503	$3,051
Total	$13,503	$6,022

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, Identive Group, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with Opus Bank, a California commercial bank (“Opus”). The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time (the “Secured Debt Facility”), with Hercules Technology Growth Capital, Inc. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Secured Debt Facility, are approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the credit facilities and have granted to Opus security interests in substantially all of their respective assets. Both the Term Loan and the Revolving Loan Facility mature and will become due and payable on March 31, 2017 (the “Maturity Date”). Both the principal amount of Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest is payable monthly beginning on May 1, 2014. The principal balance of the Term Loan is payable in 24 equal monthly installments beginning on May 1, 2015. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events.

The Company paid $170,000 in customary Lender fees and expenses, including facility fees. In connection with the Company’s entry into the Credit Agreement, the Company issued to Opus a warrant (the “Warrant”) to purchase up to 1,000,000 shares of the Company’s common stock at a per share exercise price of $0.99. The Warrant is immediately exercisable for cash or by net exercise and will expire 5 years after the date of issuance, which is March 31, 2019. The shares issuable upon exercise of the Warrant were registered in May 2014 at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. The Registration Rights Agreement provides for standard S-3 and piggyback registration rights. The Company calculated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years. The fair value of the warrants is determined to be $0.8 million. The warrants are classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and are within the control of the Company. The Company allocated the considerations, both cash and equity, paid to Opus between Bank Term Loan and Revolving Loan Facility using relative value of these loans. The Company recognized $0.9 million in issuance costs, both cash and equity, related to the Bank Term Loan and Revolving Loan Facility. The cost consideration of $0.5 million allocated for Bank Term Loan are recorded as discounts on Bank Term Loan and reported in the balance sheet as an adjustment to the carrying amount of the secured term loan and not presented as a deferred charge, pursuant to ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts on secured term loan are amortized into interest expense in accordance with ASC 835-30 over the term of the loan agreement.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Credit Agreement to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Credit Agreement to be immediately due and payable.

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (the “Lender”). The Loan Agreement provides for a term loan in aggregate principal amount of up to $10.0 million (“Maximum Term Loan Amount”) with an initial drawdown of $7.5 million and, provided certain financial and other requirements are met, an additional $10.0 million in loan advances, all upon the terms and conditions set forth in the Loan Agreement. The initial drawdown of $7.5 million is reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The Company received net proceeds of $6.9 million after incurring $0.6 million in issuance costs related to the Secured Note. The issuance costs were being amortized into interest expense in accordance with ASC 835-30 over the term of the loan agreement. Amongst other commitments, the Loan Agreement required the Company to maintain a certain amount of revenue, EBITDA, and current ratio on a consolidated basis (“covenants”). If any covenants were not met, the violation may constitute an event of default.   The Secured Debt Note matures on November 1, 2015 and bears interest at a rate of the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note is payable monthly beginning on November 1, 2012, and the principal balance is payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to the Lender, of which 50% would have been credited to the Company if all advances under the Loan Agreement were repaid on but not before maturity. The Company may prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Loan Agreement. The Company will also pay additional fees, consisting of end of term charge and success fee at the rate of 5% each of the maximum term loan amount, to the Lender in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees is immediately due and payable if the Company prepays all of its obligations under the Loan Agreement or if the Lender declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense on the Secured Note of $0.4 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively, in its condensed consolidated statements of operations.

The Company and the Lender entered into a first amendment to the Loan Agreement on March 5, 2013 and as consideration for the first amendment, paid cash of $76,268 in fees. The Company entered into a second amendment to the Loan Agreement on April 22, 2013 and as consideration for the second amendment, paid cash of $114,397 in fees. The Company and the Lender entered into a third amendment to the Loan Agreement on August 7, 2013. As consideration for the third amendment, the Company paid cash of $106,000 in fees and issued warrants to purchase 992,084 shares of its common stock at an exercise price of $0.71 per share to Hercules. The warrants were issued in reliance upon the exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the warrants is five years and contains usual and customary terms. The fair value of the warrants was determined to be $0.5 million. The warrants were classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and are within the control of the Company.

The considerations, both cash and equity, paid for the loan agreement amendments as mentioned above were recorded as discounts on secured note and reported in the balance sheet as an adjustment to the carrying amount of the secured debt liability and not presented as a deferred charge, pursuant to ASC 835-30. The loan agreement amendments fees are amortized into interest expense pursuant to ASC 835-30 over the remaining term of the loan agreement. As mentioned above, the Company repaid all outstanding amounts under its secured debt facility with Hercules in connection with entering into the Credit Agreement with Opus as of March 31, 2014 and recorded $1.6 million in additional interest expense during the three months ended March 31, 2014 in its condensed consolidated statements of operations. The total amount of $1.6 million in interest expense includes $0.9 million related to write-off of deferred costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Loan Agreement and forfeiture of facility charge paid at the inception of the agreement.

Other Obligations

In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG the Company had acquired obligations for equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and all the financial liabilities were sold along with the sale of the subsidiary, resulting in balances of zero as of December 31, 2013. Interest expense related to these financial obligations for the three months ended March 31, 2013 has been included within the results of discontinued operations in its condensed consolidated statements of operations.

In connection with its acquisition of Bluehill ID, the Company had acquired an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit were related to Multicard Nederland BV, one of the 100%-owned subsidiaries of Bluehill ID, and were secured by the land and building to which they relate as well as total inventory, machinery, stock, products and raw materials of the subsidiary. As disclosed in above in Note 2, Discontinued Operations, the Company sold Multicard Nederland BV in December 2013 and all the loan liabilities were sold along with the sale of the subsidiary, resulting in balances of zero as of December 31, 2013. Interest expense related to this mortgage loan and revolving line of credit for the three months ended March 31, 2013 has been included within the results of discontinued operations in its condensed consolidated statements of operations.

The following table summarizes the Company’s financial obligations for the next five years as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	Total
Bank term loan and revolving loan facility	$—	$3,333	$5,000	$5,667	$14,000

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

Identiv’s trust solutions allow people to trust their premises, information systems, and even everyday items. To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of the change, product families and services were organized within the four segments. To provide improved visibility and comparability, the Company reclassified segment operating results for 2013 to conform to the 2014 organizational realignments. In the Premises segment, Identiv’s Trust for Premises solution secures buildings via an integrated access control system. Identiv’s uTrust premises products offerings include MX controllers, Velocity management software, TS door readers, and third party products. In the Identity segment, Identiv delivers a solution to secure enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and Identity Management via our idOnDemand service. In the Credentials segment, the Company offers standards-driven hardware products using near field communication (“NFC”), radio frequency identification (“RFID”) and smart card technologies, including inlays, tags, readers and other products. In the All Other segment, the Company offers products, including Chipdrive and Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments in accordance with ASC 280 and therefore have been combined for reporting purposes.

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its segments at the total revenue and total gross margin level. The CODM does not review operating expenses or asset information for purposes of assessing performance or allocating resources.

Net revenue and gross profit information by segment for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Premises:
Net revenue	$3,467	$4,984
Gross profit	2,144	3,151
Gross profit %	62%	63%
Identity:
Net revenue	$5,020	$4,554
Gross profit	2,237	1,647
Gross profit %	45%	36%
Credentials:
Net revenue	$7,467	$5,479
Gross profit	1,644	1,665
Gross profit %	22%	30%
All Other:
Net revenue	$1,206	$938
Gross profit	615	290
Gross profit %	51%	31%
Total:
Net revenue	$17,160	$15,955
Gross profit	6,640	6,753
Gross profit %	39%	42%

Geographic revenue is based on customer’s ship-to location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Americas:
United States	$8,618	$8,059
Total Americas	8,618	8,059
Europe and the Middle East:
Germany	4,698	4,753
Total Europe and the Middle East	4,698	4,753
Asia-Pacific:	3,844	3,143
Total	$17,160	$15,955
Revenues
Americas	50%	51%
Europe and the Middle East	27%	30%
Asia-Pacific	23%	19%
Total	100%	100%

One customer represented 15% of total revenue for the three months ended March 31, 2014. No customer exceeded 10% of total revenue for the three months ended March 31, 2013. One customer represented 19% of the Company’s accounts receivable balance at March 31, 2014. No customer represented 10% of the Company’s accounts receivable balance at December 31, 2013.

The Company tracks assets by physical location. Long-lived assets by geographic location as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Property and equipment, net:
Americas:
United States	$1,785	$1,693
Other	1	1
Total Americas	1,786	1,694
Europe:
Germany	1,699	1,839
Other	—	—
Total Europe	1,699	1,839
Asia-Pacific:
Singapore	2,119	2,258
Other	92	97
Total Asia-Pacific	2,211	2,355
Total	$5,696	$5,888

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (“AOCI”), net of related taxes, as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Foreign	Defined
	Currency	Benefit
	Translation	Pension Plans	Total
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(988)	—	(988)
Amounts reclassified from AOCI	604	232	836
Net other comprehensive (loss) income	(384)	232	(152)
Balance as of December 31, 2013	$1,227	$—	$1,227
Other comprehensive income before reclassifications	107	—	107
Net other comprehensive income	107	—	107
Balance as of March 31, 2014	$1,334	$—	$1,334

There were no reclassifications out of AOCI for the three month period ended March 31, 2014. The reclassifications out of AOCI for the three month period ended March 31, 2013 were immaterial and have been included within results of discontinued operations in the Company’s condensed consolidated statements of operations.

12. Restructuring and Severance

During the first quarter of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations which began in 2013. As a result, the Company recorded $0.4 million in restructuring and severance costs related to severance paid or accrued for these employees in its condensed consolidated statements of operations for the three months period ended March 31, 2014.

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

Of the total restructuring and severance accrual, $1.1 million is included in the other accrued expenses and liabilities and $0.2 million is included in the other long-term liabilities in the condensed consolidated balance sheets. Below are the details related to the restructuring and severance during the three months ended March 31, 2014 and during the year ended December 31, 2013 (in thousands):

Restructuring and Severance
Balance as of December 31, 2012	$—
Expense recorded during 2013	1,770
Payments and changes in estimates during 2013	(621)
Balance as of December 31, 2013	$1,149
Expense recorded during Q1 2014	437
Payments and changes in estimates during Q1 2014	(313)
Balance as of March 31, 2014	$1,273

13. Other accrued expenses and liabilities

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2014	2013
Accrued restructuring	$1,124	$909
Accrued professional fees	640	973
Income taxes payable	388	532
Other accrued expenses	2,572	2,825
Total	$4,724	$5,239

14. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2014 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $0.5 million in its condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of March 31, 2014 (in thousands):

			Other
	Operating	Purchase	Contractual
	Lease	Commitments	Commitments	Total
2014 (remaining 9 months)	$1,260	$10,950	$420	$12,630
2015	1,097	102	36	1,235
2016	968	—	2	970
2017	753	—	—	753
2018	76	—	—	76
Thereafter	—	—	—	—
	$4,154	$11,052	$458	$15,664

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on Identiv’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identive Group, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global security technology company that establishes trust in the connected world, including premises, information and everyday items. Our motto is “Trust Your World.” Global organizations in the government, education, retail, transportation, healthcare and other markets rely upon our trust solutions to do exactly that by reducing risk, achieving compliance and protecting brand identity.

At the beginning of September 2013, as more fully discussed in the “Recent Developments in our Business” section below, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a result of these changes, we have put in place a new organizational structure, enhanced and broadened our management team, and are now doing business as “Identiv.” We intend to seek stockholder approval to amend our certificate of incorporation and officially change the name of the Company at our 2014 annual meeting. Our common stock is listed on the NASDAQ Capital Market in the U.S. under the symbol “INVE.”

At the end of fiscal year 2013, we operated in two segments, “Identity Management Solutions & Services” (Identity Management) and “Identification Products & Components” (ID Products). Following the changes in our organizational structure, we changed our operating segments to focus on our trust solutions:

•	Trust for Premises solution secures buildings via an integrated access control system.
•

Trust for Information solution secures enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and Identity Management via our idondemand service.

•	Trust for everyday items solution provides trust for everyday connected items, including electronic toys and other internet of things applications

The foundation of our trust solutions is a single, universal identity credential that can be used to trust any resource — premises, information, or everyday item — delivered securely and easily from our idOnDemand service. Because this solution is offered through the cloud, customers can access the service at any time from a secure web portal to issue, manage or revoke credentials, without the complexity and cost of internal deployments.

To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of the change, product families and services were organized within the four segments:

Premises

Our uTrust premises products offerings include MX controllers, Velocity management software, TS door readers, and 3rd party products. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials.

Identity

Our Identity products include uTrust readers - a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., Mobile, PC, network or data) access and security and identification applications, such as national ID, payment, e-Health and e-Government. To support the growing demand for solutions that provide secure access via mobile devices — often referred to as “bring your own device” (BYOD) —our uTrust iAuthenticate mobile readers allow users to securely authenticate using iOS™ or Android™ devices when they present standard credentials issued by the U.S. Government, including the PIV card and its predecessor, the Common Access Card (CAC).

The Identity products also include our idOnDemand service. idOnDemand can be used to provision (i.e., create and issue) and manage identity credentials through a cloud based service. Customers can access the service at any time from a secure web portal to issue, manage or revoke credentials, without the complexity and cost of internal deployments.

Credentials

The fastest-growing products in our portfolio are credentials: NFC and RFID products — including inlays and inlay-based cards — labels, tags and stickers, as well as other radio frequency (RF) and IC components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In addition Identiv provides a comprehensive range of user credentials under the uTrust brand, used for Premises and Information solutions access.

Leveraging our expertise in RFID and NFC technology, identity management, mobility and cloud services, we are developing new products to provide trust for everyday connected items, also known as the “Internet of Things.”

All Other

The All Other segment includes products, including Chipdrive and Media readers.  The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell primarily utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales, although we also sell directly to end users. In support of our sales efforts, we participate in industry events and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Our corporate headquarters are located in Fremont, California. We maintain facilities in Santa Ana, California, Fremont, California, Chennai, India and Australia for research and development and in Australia, Germany, Hong Kong, Japan, Singapore and the U.S. for local operations and sales. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe and in February 2014 we completed the sale of our Multicard subsidiary in the U.S. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 of Notes to Condensed Consolidated Financial Statements, Discontinued Operations.

Beginning in 2014, we have operated in new segments that align to our current market strategy. We reported our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Our Strategy

Our corporate priority in 2014 is to complete the process begun in late 2013 to simplify our business and drive revenue growth by focusing our resources and activities to deliver trust solutions to customers globally. Our trust solutions leverage core expertise from our existing product portfolio with a focus on cloud and mobile technologies, as well as our significant experience addressing customers’ security challenges across multiple markets, including the U.S. Government, transportation, healthcare, education, banking, critical infrastructure, foreign governments and others.

Trends in our Business

Revenue Trends

Sales in the first quarter of 2014 were $17.2 million, up 8% compared with $16.0 million in the first quarter of 2013. Approximately 44% of our revenue came from our Credentials segment, which grew 36% in 2014, primarily as a result of large orders for tags and inlays to support electronic gaming, transit ticketing and other internet of things applications. Revenues from our Identity smart card readers, reader modules and tokens and our cloud-based credential provisioning and management services accounted for approximately 29% of our business, and rose 10% in 2014, reflecting continued strong demand to support information security and logical access programs worldwide. The revenue growth in these areas has been partially offset by a 30% decline in revenues of our Premises products as a result of weak demand from U.S. Government customers for physical access control solutions. Premises products accounted for 31% of our revenues in 2013 and in 2014 comprised 20% of our business.

Gross profit margin was 39% in the first quarter of 2014, compared with 42% in the first quarter of 2013, primarily reflecting our product mix with a higher concentration of revenues from our Credential segment and lower revenues from our higher-margin business in our Premises segment, as well as a decrease in margin in the Credential segment. These were partially offset by higher revenues and stronger margins from sale of our products in the Identity segment.

Revenues in the Americas. Revenues in the Americas were $8.6 million in the first quarter of 2014, accounting for 50% of total revenue and up 6% compared with $8.1 million in the first quarter of 2013. Revenues from Identity readers, physical access control solutions for security programs within various U.S. Government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America. Business in the United States accounted for 100% of business in the Americas.

Revenues from our Premises products in the Americas decreased by approximately 30% in the first quarter of 2014 compared with the same period of the previous year, primarily due to weak demand for physical access control solutions from federal and state agency customers.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (HSPD-12) and reiterated in memoranda from the Office of Management and Budget (OMB M-11-11). We believe that our solution for Trusted Premises access remains among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States general and with U.S. Government customer in particular, in recent months we have strengthened our U.S. sales organization and reopened a sales presence in Washington DC.

Americas revenues in our Credentials segment in the first quarter of 2014 increased 120% more than doubled compared to the first quarter of 2013, primarily due to high-volume orders for electronic game toy pieces, transit ticketing, and other internet of things applications. Sales of Identity products, including readers, tokens and related products decreased in the Americas, whereas our cloud-based credential provisioning and management services, while still a small part of revenue in the Americas,  more than doubled in the first quarter of 2014.

Revenues in Europe, the Middle East, Asia, and Australia. Revenues in Europe, the Middle East, Asia, and Australia were $8.5 million in the first quarter of 2014, accounting for 50% of total revenue and up 8% compared with $7.9 million in the first quarter of 2013. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our revenues in the region.

Revenues from our Identity products increased by approximately 35% in the first quarter of 2014 compared with the same period of the previous year, primarily due to stronger sales of reader terminals and reader products in Europe and Asia-Pacific. Identity readers comprise approximately 50% of the revenues throughout these regions in the first quarter of 2014. Revenues from our Credentials products declined by approximately 13% in the first quarter of 2014 compared with the same period of the previous year, including a decline in Access card sales and relatively stable sales in RFID & NFC products and tags, which comprise approximately 36% of the sales in these regions in the first quarter of 2014. Revenues from our Premises products declined by 11% in the first quarter of 2014 compared with the same period of the previous year, primarily driven by a weaker demand for Controllers used in physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year; however the impact on this seasonal trend of overall budget reductions from actions such as government shutdowns and the sequester is uncertain. Sales of our identity smart card readers and reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lowest sales in the first half, and in particular the first quarter of the year, and highest sales in the second half of each year.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased $0.7 million, or 7% in the first quarter of 2014 compared with the same period of 2013. Research and development spending was reduced by 11% in the first quarter of 2014 compared with the same period of 2013, mainly due to streamlining of activities, leading to lower travel expenses, as well as lower costs for external services and contractors. In 2014, we expect research and development spending to remain relatively unchanged as a percentage of revenue as we continue to invest in products and solutions to deliver trust solutions to customers in the government, enterprise, consumer and commercial markets. Selling and marketing spending in the first quarter of 2014 was increased by $0.4 million, or 7% compared with the first quarter of 2013, due to increase spending on selling and marketing as we invested in a more robust sales organization and put in place a global marketing organization to oversee product management and deliver new marketing programs and resources to support sales. This included the rebranding to “Identiv” and a global training seminar for the sales force. General and administrative spending in the first quarter of 2014 fell 21% from the same period in the previous year, primarily as a consequence of actions initiated in the fourth quarter of 2013 to simplify our business structure and streamline our operations , which decreased general and administrative spending. These actions are further discussed under “Simplification and Streamlining of our Business” below.

Additionally, to streamline production and operations in our credential business, we have initiated the closure of our German production plant for RFID and NFC inlays, tags, and labels in Sauerlach to consolidate in our production facility in Singapore. The move is expected to be completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Impairment

During the last two years, new developments in our business prompted us to perform interim analyses of our goodwill and long-lived assets to determine potential impairment, as required under our accounting policies. These impairment charges affected our financial condition and results of operation for the periods in which they are recorded; however, they have no impact on our day-to-day operations or liquidity and will not result in any future cash expenditures. There was no impairment in the first quarter of 2014.

Simplification and Streamlining of our Business

Following the appointment of Mr. Hart as our new chief executive officer, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review, in late 2013 and early 2014 we disposed of non-core or under-performing businesses, including the Multicard AG, payment solution AG, Multicard Nederland BV and Multicard U.S. subsidiaries. Additionally we ceased investment in the Tagtrail mobile services platform. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable and global opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated redundant positions.  Additionally, we are in the process of transferring various functions such as corporate financial accounting and reporting from Germany to the U.S. We will continue to evaluate opportunities to further reduce overhead costs and make more efficient use of our operational resources.

Restructuring and Severance

During the first quarter of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations which began in 2013. As a result, the Company recorded $0.4 million in restructuring and severance costs related to severance paid or accrued for these employees in its condensed consolidated statements of operations for the three months period ended March 31, 2014.

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

Results of Operations

The amounts for 2013 have been adjusted for divested businesses as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, Discontinued Operations.

Revenue

Summary information about our revenue by operating segment for the three months ended March 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended		% Change
	March 31		period to
	2014	2013	period
Premises
Revenues	$3,467	$4,984	-30%
Percentage of total revenues	20%	31%
Identity
Revenues	$5,020	$4,554	10%
Percentage of total revenues	29%	29%
Credentials
Revenues	$7,467	$5,479	36%
Percentage of total revenues	44%	34%
All Other
Revenues	$1,206	$938	29%
Percentage of total revenues	7%	6%
Total revenues	$17,160	$15,955	8%

Total revenue in the first quarter of 2014 was $17.1 million, up 8% compared with $16.0 million in the first quarter of 2013, primarily reflecting higher sales in our Credentials segment and in our Identity product segment. This was partially offset by lower sales of products in our Premises segment that accounted for 20% of total revenue in the first quarter of 2014 as compared to 31% in the first quarter of 2013. Sales within our Identity segment accounted for 29% of total revenue in the first quarter of 2014, which is stable compared to the first quarter of 2013, and sales within our Credentials segment accounted for 44% of total revenue in the first quarter of 2014 as compared to 34% in the first quarter of 2013.

We sell all our products to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

In our Premises product segment, we provide solutions and services that enable the issuance, management and use of secure identity credentials in diverse markets. Our Premises segment includes products to secure buildings via an integrated access control system, and includes MX controllers, Velocity management software and TS door readers, some of which are part of the uTrust suite. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials. Because of the complex nature of the problems we address for our Premises solutions customers, pricing pressure is not prevalent in this segment.

Revenue in our Premises segment was $3.5 million in the first quarter of 2014, a decrease of 30% from $5.0 million in the first quarter of 2013. This decrease primarily was due to lower physical access control solutions in the U.S, resulting from low demand from U.S. Government customers. Products in our Premises segment accounted for 20% of total revenues in the first quarter of 2014.

In our Identity product segment, we offer products to secure enterprise information, including PCs, networks, email encryption, login, and printers via delivery of smart card reader products, some of which are part of the uTrust suite, and Identity Management via our idondemand service. Identiv offers smart card readers - a broad range of contact, contactless and mobile smart card readers, tokens and terminals - to enable logical (i.e., Mobile, PC, network or data) access and security and identification applications, such as national ID, payment, e-Health and e-Government. Our idOnDemand service can be used to provision (i.e., create and issue) and manage identity credentials. Pricing pressure is prevalent in this segment, as embedded readers, which have a lower average selling price than external readers, grow as an overall component of reader shipments

Revenues in our Identity segment were $5.0 million in the first quarter of 2014, an increase of 10% from $4.6 million in the first quarter of 2013. This increase is primarily a result of higher Smart card reader and token sales in the first quarter of 2014 compared to the same period of the prior year in Europe, the Middle East, and Asia-Pacific, mainly driven by higher demand from the enterprise market in Europe. Revenue from our cloud-based credential provisioning and management services also grew in the first quarter of 2014. Products in the Identity segment accounted for 29% of total revenue in in the first quarter of 2014.

In our Credentials product segment, we offer access cards and RFID and NFC products, including cards, inlays, labels, tags and stickers, as well as other radio frequency (RF) components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of finished tickets and tags in addition to our inlays. The margins for access cards are relatively stable.

Revenues in our Credentials segment were $7.5 million in the first quarter of 2014, up 36% from $5.5 million in the first quarter of 2013. This growth primarily resulted from higher sales of RFID and NFC products in the U.S. during the first quarter of 2014 compared with the same period of the previous year, mainly as a result of large orders for electronic game companion toys. Access card revenues in the U.S. and Australia also increased in the first quarter of 2014 compared to the same period of the prior year. Revenues from our credentials segment accounted for approximately 44% of total revenue in the first quarter of 2014.

The All Other segment includes products including, Chipdrive brand and Digital Media readers.

Revenues in our segment All Other were $1.2 million in the first quarter of 2014, up 8% from $0.9 million in the first quarter of 2013. Products in our All Other segment accounted for 7% of total revenue in the first quarter of 2014.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by operating segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months ended		% Change
	March 31,		period to
	2014	2013	period
Premises
Revenues	$3,467	$4,984
Gross profit	2,144	3,151	-32%
Gross profit %	62%	63%
Identity
Revenues	$5,020	$4,554
Gross profit	2,237	1,647	36%
Gross profit %	45%	36%
Credentials
Revenues	$7,467	$5,479
Gross profit	1,644	1,665	-1%
Gross profit %	22%	30%
All Other
Revenues	$1,206	$938
Gross profit	615	290	112%
Gross profit %	51%	31%
Total:
Revenues	$17,160	$15,955
Gross profit	6,640	6,753	-2%
Gross profit %	39%	42%

Gross profit for the first quarter of 2014 was $6.6 million, or 39% of revenue, compared with 42% in the first quarter of 2013, primarily reflecting product mix and the lower sales in our higher-margin business in our Premises segment as well as a decrease in margin in the Credential segment, partially offset by higher sales and stronger margins from our products in our Identity segment.

In our Premises segment, gross profit margin was 62% of revenue and primarily reflected sales of physical access control solutions, including panels, controllers, and access readers. In our Identity segment, gross profit margin was 45% of revenue and primarily reflected sales of logical access readers and modules as well as cloud-based credential provisioning and management services. In our Credentials segment, gross profit margin was 22% of revenue and reflected predominantly the strong weighting of RFID & NFC inlays and tags used in electronic entertainment applications versus Access Cards. The margins were impacted by underutilization of production overhead in the period.

Gross profit for the first quarter of 2013 was $6.8 million, or 42% of revenue. In our Premises segment, gross profit margin was 63% of revenue and primarily reflected sales of physical access control solutions, including panels, controllers, and access readers. In our Identity segment, gross profit margin was 36% of revenue and primarily reflected sales of logical access readers, including a large order to a national electronic ID program in the Middle East at lower margins. In our Credentials segment, gross profit margin was 30% of revenue and mainly driven by sales of RFID & NFC inlays and tags used in electronic entertainment applications.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2014 and 2013 is set forth below.

Research and Development

	Three months ended
	March 31,		% Change
(in thousands)	2014	2013	period to period
Expenses	$1,502	$1,693	-11%
Percentage of revenue	9%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were $1.5 million in first quarter of 2014, comprising 9% of revenue, and decreased 11% from $1.7 million, or 11% of revenue from the first quarter of 2013. Lower research and development expenses in the first quarter of 2014 resulted mainly from streamlining of activities, lower travel expenses as well as lower costs for external services and contractors. Research and development expenses are in line with the fourth quarter of 2013, adjusting for $0.4 million in tax credits recognized in that quarter. Key investment areas during the first quarter of 2014 were trust solutions for premises and information, including continued development of our uTrust TS readers, our cloud-based credential provisioning and management services and the extension of our physical access control offering to meet the requirements of government standards, e.g. FICAM. We expect these projects to continue during the next several quarters.

Selling and Marketing

	Three months ended
	March 31,		% Change
(in thousands)	2014	2013	period to period
Expenses	$5,049	$4,697	7%
Percentage of revenue	29%	29%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on traditional as well as new and emerging market opportunities.

Selling and marketing expenses were $5.0 million in first quarter of 2014, comprising 29% of revenue an increase of 7% from $4.7 million, or 29% of revenue in the first quarter of 2013. The increase represents the hiring of new sales management and additional sales and marketing personnel in Q1 2014 and late 2013 to strengthen our sales and marketing capabilities in the U.S.

General and Administrative

	Three months ended
	March 31,		% Change
(in thousands)	2014	2013	period to period
Expenses	$3,054	$3,887	-21%
Percentage of revenue	18%	24%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees arising from legal, auditing and other consulting services.

General and administrative expenses in first quarter of 2014 were $3.1 million, or 18% of revenue, compared with $3.9 million, or 24% of revenue in first quarter of 2013, a decrease of 21%. This decrease primarily resulted from savings achieved through our actions to streamline operations and focus the company, which were initiated in the third quarter of 2013. In addition, there were lower professional fees arising from legal and auditing and lower costs in certain other administrative areas.

Restructuring and Severance Charges

During the first quarter of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations which began in 2013. As a result, we recorded restructuring and severance charges of $0.4 million in first quarter of 2014 primarily related to severance paid out or accrued for these employees in our condensed consolidated statements of operations for the three months period ended March 31, 2014.

There were no restructuring and severance charges in the first quarter of 2013.

See Note 12 of Notes to Condensed Consolidated Financial Statements, Restructuring and Severance, for more information.

Interest Expense, Net

Interest expense, net consists of interest on financial liabilities and interest accretion expense for liability to a related party arising from our acquisition of Hirsch, offset by interest earned on invested cash. We recorded net interest expense of $2.1 million and $0.6 million in first quarter of 2014 and 2013, respectively, in our condensed consolidated statements of operations. Higher net interest expense in the first quarter of 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus and repayment of all outstanding amounts under its secured debt facility with Hercules. We repaid all outstanding amounts under our secured debt facility with Hercules in connection with entering into the Credit Agreement with Opus as of March 31, 2014 and recorded $1.6 million in additional interest expense during the three months ended March 31, 2014 in our condensed consolidated statement of operations. The total amount of $1.6 million in interest expense includes $0.9 million related to write-off of deferred costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

Interest expense, net of $2.1 million in first quarter of 2014 includes $2.0 million related to our loan with Hercules and $0.1 million related to interest accretion expense for a liability to a related party. Interest expense of $2.0 million related to Hercules includes $0.4 million in regular interest expense recorded during the three months ended March 31, 2014 and $1.6 million in additional interest expense as mentioned above.

Interest expense, net of $0.6 million in first quarter of 2013 includes $0.4 million related to our loan with Hercules and $0.2 million related to interest accretion expense for a liability to a related party.

See Note 8 of Notes to Condensed Consolidated Financial Statements, Related-Party Transactions, and Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more detailed information. Interest income in the first quarter of 2014 and 2013 was immaterial.

Foreign Currency Loss, Net

We recorded net foreign currency loss of $0.1 million and $0.2 million during the first quarter of 2014 and 2013, respectively. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gain and loss primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

We recorded income tax provision of $0.1 million during the three months ended March 31, 2014 and income tax benefit of $0.1 million during the three months ended March 31, 2013, reflecting effective tax rates of -1.26% and 2.24% for the three months ended March 31, 2014 and 2013, respectively.

The effective tax rates for the three-month periods ended March 31, 2014 and March 31, 2013 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

Discontinued Operations

In November 2013, we committed to a plan to sell our Multicard U.S. business and completed the sale of this business on February 4, 2014. In December 2013, we completed the sale of our Multicard AG business in Switzerland, our payment solution AG business in Germany and our Multicard Nederland BV business in Netherland. In addition, we completed the sale of our German Multicard GmbH subsidiary to an employee in December 2013. Each of these businesses (collectively, our “divested businesses”) has been accounted for as discontinued operations in our condensed consolidated statements of operations. As a result, amounts for the first quarter of 2013 have been reclassified to conform to the current period presentation.

Revenue for the divested businesses was $0.5 million and $5.1 million during the three months period ended March 31, 2014 and 2013, respectively. Gain from discontinued operations before income taxes was $0.5 million during the three months ended March 31, 2014 and loss from discontinued operations before income taxes was $0.8 million during the three months period ended March 31, 2013.

See Note 2 of Notes to Condensed Consolidated Financial Statements, Discontinued Operations, for more information.

Liquidity and Capital Resources

As of March 31, 2014, our working capital, which we have defined as current assets less current liabilities, was $17.5 million, an increase of $9.0 million compared to $8.5 million as of December 31, 2013. The increase in working capital reflects a $1.6 million decrease in current liabilities of discontinued operations resulting from the sale of non-core entities, a $4.0 million net decrease in liability to related party, accrued compensation and related benefits, financial liabilities, deferred revenue, and other accrued expenses as well as a $8.3 million net increase in cash, inventories and prepaid expenses, offset by a $3.1 million decrease in current assets of discontinued operations resulting from the sale of non-core entities, accounts receivable and other current assets, as well as a $1.8 million increase in accounts payable. As of March 31, 2014, our cash balance was $12 million.

The following summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(4,001)	$(846)
Net cash provided by (used in) in investing activities	1,024	(568)
Net cash provided by (used in) financing activities	9,814	(587)
Effect of exchange rates on cash	82	108
Net decrease in cash	6,919	(1,893)
Cash of continuing operations, at beginning of period	5,095	6,109
Add: Cash of discontinued operations, at beginning of period	16	1,269
Less: Cash of discontinued operations, at end of period	—	1,437
Cash of continuing operations, at end of period	$12,030	$4,048

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations are $4.2 million, liability to related party is $9.0 million, the bank term loan and revolving loan facility is $15.9 million, and purchase commitments and other obligations are $11.5 million at March 31, 2014. Total commitments due within one year are $14.8 million and due thereafter are $25.8 million at March 31, 2014.

Cash provided by investing activities primarily reflects $1.3 million cash proceeds from sale of business, offset by $0.3 spent for capital expenditures.

Cash provided by financing activities primarily reflects $14.0 million net cash proceeds from issuance of debt with Opus Bank in March 2014 and $2.6 million net cash proceeds from capital raise, offset by a cash payment of $6.8 million for financial liabilities.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of March 31, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2014, the amount of cash included at such subsidiaries was $1.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was reflected in the Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). As discussed below, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with the closing of the Credit Agreement with Opus. See Note 9 of Notes to Consolidated Financial Statements, Financial Liabilities, for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased 1,754,386 shares of common stock for a net consideration of $1.5 million on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18 million (subject to certain limitations) in shares of common stock, we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of common stock. Subsequent to the initial purchase, we directed LPC to purchase 2.5 million shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 3.2 million shares of common stock from January 1, 2014 through March 31, 2014 for a net consideration of $2.6 million. See Note 4 of Notes to Consolidated Financial Statements, Stockholders’ Equity of Identive Group, Inc., for more information.

On August 14, 2013, in a private placement, we issued 8,348,471 shares of our common stock at a price of $0.85 per share and warrants to purchase an additional 8,348,471 share of common stock at an exercise price of $1.00 per share to accredited and other qualified investors (the “Investors” or “Warrant Holders”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the United States. See Note 4 of Notes to Consolidated Financial Statements, Stockholders’ Equity of Identive Group, Inc., for more information.

On March 31, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Opus Bank (“Opus”). The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014. In connection with the closing of the Credit Agreement, the Company prepaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time with Hercules Technology Growth Capital, Inc. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Prior Loan Agreement, are approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. See Note 9 of Notes to Consolidated Financial Statements, Financial Liabilities, for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of March 31, 2014, we have total accumulated deficit of $326.0 million. During the three months ended March 31, 2014, we sustained consolidated net loss of $5.2 million. The loss for the period included a gain from discontinued operations of $0.5 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.  These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Our current plan anticipates increased revenues and improved profit margins for the twelve-month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to reduce the levels of inventory and improve payment terms.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations, the Company has sold certain non-core or underperforming businesses and will do so in future, if needed. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of March 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,154	$1,534	$1,979	$641	$—
Liability to related party	9,013	1,125	2,387	2,582	2,919
Bank term loan and revolving loan facility	15,945	770	15,175	—	—
Purchase commitments and other obligations	11,510	11,404	106	—	—
Total obligations	$40,622	$14,833	$19,647	$3,223	$2,919

Our liability to related party was acquired in connection with our acquisitions of Hirsch. See Note 8 of Notes to Condensed Consolidated Financial Statements, Related-Party Transactions, for more information about this liability listed in the table above.

The bank term loan and revolving loan facility relates to a credit agreement we entered into with Opus Bank on March 31, 2014. The amounts above include payments to be made for principal and interest. See Note 9 of Notes to Condensed Consolidated Financial Statements, Financial Liabilities, for more information about the financing liabilities listed in the table above.

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments. See Note 14 of Notes to Condensed Consolidated Financial Statements, Commitments and Contingencies, for more information about operating leases, purchase commitments and other obligations listed in the table above.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2014, management believes there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 of Notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of the recent accounting pronouncement, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2014. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our internal disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that our unaudited condensed consolidated financial statements will be presented in accordance with generally accepted accounting principles in the United States (U.S. GAAP), management believes, notwithstanding the material weakness, that the unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management identified a material weakness in our internal control over financial reporting as of December 31, 2013, namely that we had an insufficient review and oversight of the recording of complex and non-routine transactions due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP.

Management has developed and begun implementing a remediation plan to address this material weakness. Remediation efforts currently in process or expected to be implemented include the following:

•	Hiring additional accounting personnel at the corporate level and subsidiary levels with experience in U.S.GAAP accounting; and
•	Reviewing and revising, as appropriate, the Company’s internal Sarbanes-Oxley resources, testing, program and schedule.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts management commenced in the first quarter of 2014 related to the above described material weakness.

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

As discussed in Liquidity and Capital Resources in Part I, Item 2 of this report, as of March 31, 2014, we have a total accumulated deficit of $326 million. During the quarter ended March 31, 2014, we sustained consolidated net loss of $5.2 million. The loss for the year included gain from discontinued operations of $0.5 million. These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised significant doubt about our ability to operate as a going concern.

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

We may need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be successful with our plans or that our future results of operations will improve. If revenue trends do not improve, our available liquidity from cash flows from operations will be adversely affected. There can be no assurance that we will be able to improve cash flows from operations, or that we will be able to access additional capital if and when required or on acceptable terms to us. Therefore, there can be no guarantee that our existing and anticipated capital resources will be adequate to meet our liquidity requirements. If we are unable to address our liquidity challenges, then our financial results and financial condition would be adversely affected.

Our loan covenants may affect our liquidity or limit our ability to incur debt, make investments, sell assets, merge or complete other significant transactions.

In March 2014, we entered into a Senior Secured Credit Facility Agreement with Opus Bank. The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. The loan agreement also contains financial covenants that require the Company to achieve certain levels of financial performance as measured periodically in terms of our tangible net worth, EBITDA, and specific asset levels as they relate to outstanding debt. If an event of default in such covenants occurs and is continuing, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. If the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this Risk Factors section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Additionally, we have in the past acquired companies that we have since divested. In January 2010, we acquired Bluehill ID which had Swiss Multicard AG, Dutch Multicard Nederland BV and German Multicard GmbH as its 100% subsidiaries at the time of acquisition. These businesses were divested in December 2013. In April 2010, we acquired RockWest Technology Group LLC, a privately held U.S. Company that provides ID management solutions and services to the education, government, corporate, casino and healthcare markets in the U.S.  This business was divested in February 2014. In July 2011, we acquired polyright SA, a privately-held provider of identity management platforms and open-ended rights and services management solutions for higher education, healthcare and industry, based in Switzerland. Effective January 2013, polyright was merged with its parent company Multicard AG. This business was divested as part of our sale of Multicard AG in December 2013. In January 2012, we acquired payment solution AG, a privately-held German company that provides cashless payment solutions for stadiums, arenas and other event venues. This business was divested in December 2013. We may in the future be required to divest other parts of our business. Divestment of businesses in this fashion could result in the loss of operational capacity and goodwill, which could materially and adversely impact our financial condition and results of operations.

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

From time to time, we may be subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Addressing any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write-off inventory, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

A significant portion of our assets consists of goodwill, intangible assets and other long-lived assets relating to acquisitions. We review goodwill, intangible assets and other long-lived assets on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.  In 2013, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $15.8 million to goodwill and long-lived assets, excluding the impairment charge of $11.8 million related to discontinued operations. In 2012, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $30.4 million to goodwill and long-lived assets, excluding the impairment charge of $21.5 million related to discontinued operations. These impairment charges results in material reductions to our operating results and stockholders’ equity.

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

Our common stock currently is listed on The NASDAQ Capital Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Capital Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. The 180-day compliance period allowed to us in which to regain compliance with the minimum bid requirement ended December 9, 2013, and we were granted a 180-day extension, or until June 9, 2014, in which to regain compliance. While we believe our recent structural changes and current focused strategy will allow us to achieve improved financial performance and that this will increase our stock price and allow us to regain compliance within the second 180-day period allowed, we cannot guarantee that this will occur, and we may be required to take action to improve the price of our common stock, for example we are seeking approval from our shareholders’ in the 2014 annual meeting for a reverse stock split. If our common stock ceases to be listed for trading on NASDAQ for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and affect our ability to access the capital markets.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In November 2010, in a private placement, we issued 4.1 million shares of common stock and warrants to purchase an additional 4.1 shares of common stock. In May

2011, in a public offering, we issued 7.8 million shares of common stock. In April 2013 we initially issued 2.0 million shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell up to $18 million of additional shares of common stock in the future. Subsequent to the initial purchase, we issued additional 5.8 million shares of common stock to LPC through March 31, 2014. In August 2013, in a private placement, we issued 9.3 million shares of common stock and warrants to purchase an additional 9.3 shares of common stock. In August 2013, we issued warrants to purchase 1.0 million shares of common stock in connection with the third amendment to the Loan Agreement with Hercules. Additionally, as of March 31, 2014, we issued warrants to purchase 1.0 million shares of common stock in connection with entering into the Credit Agreement with Opus. In the future, from time to time we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of March 31, 2014, 11.6 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 12.0 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential sale of shares to LPC and issuance of shares for contingent consideration.  We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of May 2, 2014, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote 11% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of May 2, 2014, the directors and officers of Identiv collectively held 4% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

As described in Controls and Procedures in Part I, Item 4 of this report, in connection with the audit of our financial statements as of and for the years ended December 31, 2013, we identified a material weakness in internal control over financial reporting, arising from an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. While we expect to complete the implementation of remediation measures and remediate our existing material weakness during the current fiscal year, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2014, we granted 500,000 restricted stock units and options to purchase 3,000,000 shares of our common stock as an inducement grant to Jason Hart, our chief executive officer, in connection with entering into an employment agreement. The restricted stock units will vest 25 percent after one year, with remaining shares vesting over three years in 12 equal quarterly installments. The stock options have an exercise price per share of $0.88, the closing price of the company's common stock on the date of grant, and vest over a four-year period, with 25 percent vesting after one year with monthly vesting over the subsequent three years.

We did not receive any proceeds in connection with the issuance of the inducement awards to Mr. Hart. The inducement awards were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

IDENTIVE GROUP, INC.

May 15, 2014	By:	/S/ JASON HART
Jason Hart
Chief Executive Officer
(Principal Executive Officer and Director)

May 15, 2014	By:	/S/ BRIAN NELSON
Brian Nelson
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1	Registration Rights Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 4, 2014.)

4.2	Warrant issued to Opus Bank, dated March 31, 2014. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-3 (Registration Number 333-195931), filed on May 13, 2014.)

10.1	Executive Employment Agreement between Identive Group, Inc. and Jason Hart, dated March 13, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 19, 2014.)

10.2

Executive Employment Agreement between Identive Group, Inc. and Lawrence Midland, dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 19, 2014.)

10.3

Second Amendment to Executive Employment Agreement between Identive Group, Inc. and Manfred Mueller, dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 19, 2014.)

10.4	Credit Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 4, 2014.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 401T of Regulation S-T, the interactive files on Exhibit 101 are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.