Form 10-Q
period 2014-06-30
Identiv, Inc.
filed 2014-08-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

IDENTIV, INC.

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

At August 8, 2014, 8,071,046 shares of common stock were outstanding, excluding 61,840 shares held in treasury.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2014	2013 (A)
ASSETS	(unaudited)
Current assets:
Cash	$12,525	$5,095
Accounts receivable, net of allowances of $65 and $131 as of June 30, 2014 and December 31, 2013, respectively	13,061	13,289
Inventories	10,168	8,995
Prepaid expenses	1,154	957
Other current assets	1,416	1,766
Current assets of discontinued operations	96	2,727
Total current assets	38,420	32,829
Property and equipment, net	5,566	5,888
Goodwill	8,980	8,991
Intangible assets, net	9,458	10,184
Other assets	1,150	867
Total assets	$63,574	$58,759
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$10,093	$9,353
Liability to related party	1,043	1,073
Financial liabilities	833	2,971
Deferred revenue	523	729
Accrued compensation and related benefits	2,789	3,383
Other accrued expenses and liabilities	4,256	5,239
Current liabilities of discontinued operations	—	1,630
Total current liabilities	19,537	24,378
Long-term liability to related party	5,413	5,648
Long-term financial liabilities	14,801	3,051
Other long-term liabilities	681	938
Total liabilities	40,432	34,015
Commitments and contingencies (see Note 14)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized;
8,069 and 7,507 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	354,908	348,912
Treasury stock, 62 shares as of June 30, 2014 and December 31, 2013	(2,777)	(2,777)
Accumulated deficit	(328,620)	(320,876)
Accumulated other comprehensive income	1,394	1,227
Total Identiv, Inc. stockholders' equity	24,913	26,494
Noncontrolling interest	(1,771)	(1,750)
Total stockholders´ equity	23,142	24,744
Total liabilities and stockholders´ equity	$63,574	$58,759

(A)

The condensed consolidated balance sheet has been derived from the audited consolidated financial statements at December 31, 2013 but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June, 30		Six Months Ended June, 30
	2014	2013	2014	2013
Net revenue	$22,301	$18,182	$39,155	$33,836
Cost of revenue	13,371	10,134	23,623	19,074
Gross profit	8,930	8,048	15,532	14,762
Operating expenses:
Research and development	1,731	1,870	3,233	3,563
Selling and marketing	5,731	4,764	10,766	9,445
General and administrative	2,867	3,281	5,910	7,157
Restructuring and severance	612	—	1,049	—
Total operating expenses	10,941	9,915	20,958	20,165
Loss from operations	(2,011)	(1,867)	(5,426)	(5,403)
Interest expense, net	(506)	(624)	(2,590)	(1,216)
Foreign currency (loss) gain, net	(159)	355	(252)	177
Loss from continuing operations before income taxes and noncontrolling interest	(2,676)	(2,136)	(8,268)	(6,442)
Income tax benefit (provision)	9	(7)	(55)	107
Loss from continuing operations before noncontrolling interest	(2,667)	(2,143)	(8,323)	(6,335)
Income (loss) from discontinued operations, net of income taxes	57	(963)	544	(1,727)
Consolidated net loss	(2,610)	(3,106)	(7,779)	(8,062)
Less: (Income) loss attributable to noncontrolling interest	(6)	211	35	386
Net loss attributable to Identiv, Inc. stockholders´ equity	$(2,616)	$(2,895)	$(7,744)	$(7,676)
Basic and diluted net loss per share attributable to Identiv, Inc. stockholders´ equity:
Loss from continuing operations	$(0.34)	$(0.31)	$(1.07)	$(0.97)
Income (loss) from discontinued operations	0.01	(0.16)	0.07	(0.28)
Net loss	$(0.33)	$(0.47)	$(1.00)	$(1.25)
Weighted average shares used to compute basic and diluted loss per share	7,907	6,225	7,739	6,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net loss	$(2,610)	$(3,106)	$(7,779)	$(8,062)
Other comprehensive income (loss), net of income taxes of nil:
Unrealized gain on defined benefit plans	—	18	—	37
Foreign currency translation adjustment	72	(276)	181	(459)
Total other comprehensive income (loss), net of income taxes of nil	72	(258)	181	(422)
Consolidated comprehensive loss	(2,538)	(3,364)	(7,598)	(8,484)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(18)	214	21	452
Comprehensive loss attributable to Identiv, Inc. stockholders´ equity	$(2,556)	$(3,150)	$(7,577)	$(8,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2014

(In thousands)

(unaudited)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2013	7,507	$8	$348,912	$(2,777)	$(320,876)	$1,227	$(1,750)	$24,744
Net loss	—	—	—	—	(7,744)	—	(35)	(7,779)
Other comprehensive loss	—	—	—	—	—	167	14	181
Issuance of common stock in connection with capital raise	503	—	4,171	—	—	—	—	4,171
Issuance of common stock in connection with ESPP	7	—	35	—	—	—	—	35
Issuance of common stock in connection with stock bonus and incentive plans	42	—	356	—	—	—	—	356
Stock options grants in connection with stock bonus and incentive plans	—	—	37	—	—	—	—	37
Issuance of common stock in connection with exercise of options and warrants	5	—	11	—	—	—	—	11
Stock-based compensation expense	5	—	562	—	—	—	—	562
Issuance of warrants in connection with secured debt facility	—	—	824	—	—	—	—	824
Balances, June 30, 2014	8,069	$8	$354,908	$(2,777)	$(328,620)	$1,394	$(1,771)	$23,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,779)	$(8,062)
Gain on sale of discontinued operations	(449)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	(101)
Depreciation and amortization	1,495	2,070
Accretion of interest to related party liability	290	333
Amortization of debt issuance costs	1,877	278
Stock-based compensation expense	457	841
Pension charges	—	206
Changes in operating assets and liabilities:
Accounts receivable	(562)	2,663
Inventories	(1,207)	(2,944)
Prepaid expenses and other assets	(115)	676
Accounts payable	1,558	187
Liability to related party	(555)	(550)
Deferred revenue	(185)	402
Accrued expenses and other liabilities	(1,386)	567
Net cash used in operating activities	(6,561)	(3,434)
Cash flows from investing activities:
Capital expenditures	(544)	(944)
Proceeds from sale of business	1,286	—
Net cash provided by (used in) investing activities	742	(944)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	16,000	—
Proceeds from capital raise, net of issuance costs	4,171	2,486
Proceeds from issuance of common stock under ESPP and exercise of stock options and warrants	46	56
Payments on financial liabilities	(7,211)	(1,619)
Net cash provided by financing activities	13,006	923
Effect of exchange rates on cash and cash equivalents	227	(233)
Net increase (decrease) in cash and cash equivalents	7,414	(3,688)
Cash and cash equivalents of continuing operations, at beginning of period	5,095	6,109
Add: Cash and cash equivalents of discontinued operations, at beginning of period	16	1,269
Less: Cash and cash equivalents of discontinued operations, at end of period	—	164
Cash and cash equivalents of continuing operations, at end of period	$12,525	$3,526
Non-cash investing and financing activities:
Leasehold improvements funded by lease incentives	$—	$492
Common stock issued in connection with stock bonus and incentive plans	$356	$55
Stock option grants issued in connection with stock bonus and incentive plans	$37	$48
Property and equipment subject to accounts payable	$86	$395

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Reverse Stock Split — On May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of the Company's common stock, par value $0.001 (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock, the Company’s authorized shares of common stock or preferred stock. Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. All share, per share and stock option information in the accompanying unaudited condensed consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.

Discontinued Operations — Financial information related to certain divested businesses of the Company is reported as discontinued operations for all periods presented as discussed in Note 2, Discontinued Operations. Reclassifications of prior period amounts related to discontinued operations have been made to conform to the current period presentation.

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred operating losses and has a total accumulated deficit of $329 million as of June 30, 2014. This factor, among others, including the ongoing effects of the U.S. Government budget uncertainty on certain parts of its business, have raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is contingent upon the Company’s ability to generate sufficient revenues and cash flows to meet its obligations on a timely basis and its ability to raise cash through financing or by disposing of certain noncore assets as required. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. If events, such as federal budget related reductions in spending cause a significant adverse impact on its revenues or expenses, the Company may need to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, or programs that the Company would otherwise seek to develop or commercialize itself, and to reduce personnel related costs. The Company may resort to contingency plans to make needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2, Discontinued Operations, the Company has sold certain non-core or underperforming businesses and may continue to do so in the future, if needed. The Company may also need to raise additional funds through public or private offerings of additional debt or equity securities from time to time as it may deem appropriate, which might cause dilution to existing stockholders. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect the Company’s ability to fund operations.

Correction of Prior Period Errors — In connection with the preparation of its unaudited condensed consolidated financial statements for the quarter ended September 30, 2013, the Company identified an error related to the classification of cash paid for interest on financial liabilities in the condensed consolidated statements of cash flows. The cash paid for interest on financial liabilities was presented as cash outflows from financing activities, which should have been presented as cash outflows from operating activities in the condensed consolidated statements of cash flows in the Company’s Form 10-Q filing for the six months ended June 30, 2013. As a result, cash used in operating activities was understated and cash used in financing activities was overstated for the six months ended June 30, 2013 by $0.8 million. The amounts for the six months ended June 30, 2013 have been adjusted to correct the impact of such error. Using both quantitative and qualitative measures, the Company believes that the impact of this error is immaterial, individually and in aggregate, to the unaudited condensed consolidated financial statements for the six months ended June 30, 2013 and therefore an amendment to the Form 10-Q for the six months ended June 30, 2013 is not considered necessary.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It is effective for annual periods beginning on or after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

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

2. Discontinued Operations

During the fourth quarter of 2013, the Company’s Board of Directors (the “Board”), after reviewing strategic options, committed to a plan designed to simplify the Company’s business structure and to focus on high-growth technology trends within the security market including cloud-based services and mobility. In December 2013, the Company completed the sale of its Swiss Multicard AG subsidiary, its German payment solution AG subsidiary and its Dutch Multicard Nederland BV subsidiary to Sandpiper Assets SA, an international holding company (“Sandpiper”), pursuant to a share purchase agreement whereby the Company agreed to sell its holdings in these subsidiaries to Sandpiper for total negative cash consideration of $0.5 million, which was paid to Sandpiper in February 2014 subsequent to the close of the transaction. The sale of Multicard AG and payment solution AG closed on December 19, 2013 and sale of Multicard Nederland BV closed on December 31, 2013. In addition, the Company completed the sale of its German Multicard GmbH subsidiary to an employee for the sum of one euro on December 30, 2013. Based on the carrying value of the assets and the liabilities attributed to these businesses on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $4.8 million, net of tax of nil, during the fourth quarter of fiscal 2013 in the consolidated statements of operations for the year ended December 31, 2013, which is included in the loss from discontinued operations, net of income taxes line.

In addition, during the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of the shares of its holdings in Multicard US, to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.5 million, net of income taxes of nil, in the condensed consolidated statement of operations for the six months ended June 30, 2014, which is included in income (loss) from discontinued operations, net of income taxes.

On June 30, 2014, the Company entered into an Asset Purchase agreement with a former employee to sell certain non-core assets consisting of inventory, some prepaid items, certain fully depreciated office equipment and certain intellectual property (“Non-Core Assets”) relating to one of its subsidiaries for cash consideration of $0.1 million. The Company measured these Non-Core Assets at the lower of their carrying amount or fair value less cost to sell as stated in the table below. The sale of these Non-Core Assets was completed on July 7, 2014.

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), for the three and six months ended June 30, 2014 and 2013, the results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and all prior periods have been reclassified to conform to this presentation. The assets and liabilities of discontinued operations have been reclassified and are segregated as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The key components of income (loss) from discontinued operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$441	$5,413	$1,276	$10,823
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of nil	$60	$(963)	$95	$(1,727)
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	(3)	—	(54)	—
Gain on sale of discontinued operations, net of income taxes of nil	—	—	503	—
Income (loss) from discontinued operations, net of income taxes	$57	$(963)	$544	$(1,727)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$—	$16
Accounts receivable, net	—	787
Inventories	94	574
Other current assets	2	27
Property and equipment	—	13
Goodwill	—	1,310
Total assets of discontinued operations	$96	$2,727
Liabilities:
Accounts payable	—	418
Deferred revenue	—	966
Accrued expenses and other liabilities	—	246
Total liabilities of discontinued operations	$—	$1,630

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2014 and December 31, 2013, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

The Company’s liability measured at fair value on a recurring basis includes contingent consideration related to the acquisition of idOnDemand. The sellers of idOnDemand are eligible to receive limited earn-out payments (“Contingent Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the acquisition agreement. The fair value of the Contingent Consideration is based on achieving certain revenue and profit targets as defined under the acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Contingent Consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of Contingent Consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Contingent Consideration at each reporting period. The fair value of the Contingent Consideration is classified as a liability and is re-measured each reporting period in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of June 30, 2014 and December 31, 2013, the maximum possible amounts payable for Contingent Consideration related to the April 2011 acquisition of idOnDemand was $5.0 million; however, the earn-out liability remains zero at June 30, 2014 and December 31, 2013 as there is no future expectation of earn-out payments and there were no significant changes in the range of outcomes for such contingent consideration.

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

As of June 30, 2014 and December 31, 2013, the Company had $0.3 million and zero, respectively, of privately-held investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended June 30, 2014, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, and accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity of Identiv, Inc.

Reverse Stock Split

On May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of the Company's common stock, par value $0.001 (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock or the Company’s authorized shares of common stock and its authorized shares of preferred stock. Upon the effectiveness of the Reverse Stock Split, the Company’s issued and outstanding shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock.

Private Placement

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 share of its common stock at an exercise price of $10.00 per share (the “2013 Private Placement warrants”) to accredited and other qualified investors (the “Investors”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to Investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. As compensation at closing, the Company paid $0.6 million in cash and issued 100,000 shares of common stock to the placement agent on the same terms as those sold to Investors in the offering. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as bonus compensation. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. As agreed, in September 2013 the Company filed a registration statement on Form S-3 (Registration No. 333-19105076) with the SEC to register the resale of the shares of common stock and any shares of common stock issuable upon exercise of the warrants.

The 2013 Private Placement warrants have a term of four years and were exercisable beginning six months following the date of issuance. Any 2013 Private Placement warrants, or portion thereof, not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The number of shares issuable upon exercise of the 2013 Private Placement warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the 2013 Private Placement warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 91.57%, risk-free interest rate of 1.08%, no dividend yield, and an expected life of four years. The fair value of the 2013 Private Placement warrants was determined to be $4.0 million. The 2013 Private Placement warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the warrants, if exercised, will be settled in shares and are within the control of the Company. During the six months ended June 30, 2014, the Company issued 3,529 shares of its common stock upon cashless exercise of 58,824 2013 Private Placement warrants.

Sale of Common Stock

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 25,180 shares of common stock and is required to issue up to 32,374 additional shares of common stock on a pro rata basis for any additional purchases the Company requires LPC to make under the Purchase Agreement over its duration (together the “Commitment Shares”). The Company will not receive any cash proceeds from the issuance of the Commitment Shares.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement, LPC initially purchased $2.0 million in shares of common stock at $11.40 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 10,000 shares of common stock, up to an aggregate amount of an additional $18.0 million (subject to certain limitations). The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on prevailing market prices of common stock at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to LPC, but in no event will shares be sold to LPC on a day the common stock closing price is less than $5.00 per share, subject to adjustment. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $7.50 per share. The Company used the net proceeds from this offering for working capital and other general corporate purposes.

All shares of common stock to be issued and sold to LPC under the Purchase Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on May 14, 2014, and the prospectus supplement thereto dated May 20, 2014. The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for common stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations.

On April 17, 2013, LPC initially purchased 175,438 shares of common stock at $11.40 per share for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 28,417 shares of common stock consisting of 25,180 Commitment Shares and 3,237 additional pro-rated shares of common stock as Commitment Shares. Subsequent to the initial purchase, the Company directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through June 30, 2014 for a net consideration of $4.2 million and issued total of 9,723 additional pro-rated shares as Commitment Shares.

Common Stock Warrants

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 9, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus warrant”). The Opus warrant is immediately exercisable for cash or by net exercise and will expire 5 years after the date of issuance, which is March 31, 2019. The shares issuable upon exercise of the Opus warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. As of June 30, 2014, none of the Opus warrants have been exercised.

As consideration for the third amendment of the Loan and Security Agreement dated October 30, 2012 with Hercules Technology Growth Capital, Inc. (“Hercules”) as discussed in Note 9, Financial Liabilities, the Company issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share to Hercules on August 7, 2013 (the “Hercules warrants”). The Hercules warrants were issued in reliance upon exemptions from the registration requirements under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The term of the Hercules warrants is five years and contains usual and customary terms. As of June 30, 2014, none of the Hercules warrants have been exercised.

The Company issued warrants to purchase 409,763 shares of its common stock at an exercise price of $26.50 per share in a private placement to accredited and other qualified investors in November 2010 (the “2010 Private Placement warrants”). The 2010 Private Placement warrants are exercisable beginning on the date of issuance and ending on the fifth anniversary of the date of issuance. During the year ended December 31, 2011, the Company issued 40,594 shares of its common stock upon exercise of certain 2010 Private Placement warrants.

As part of the consideration paid by the Company in connection with the acquisition of Hirsch Electronics Corporation (“Hirsch”) on April 30, 2009, the Company issued 473,543 warrants to purchase shares of the Company’s common stock at an exercise price of $30.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 16,538 warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in the range between $24.20 and $30.30, with a weighted average exercise price of $27.90. All warrants issued in connection with the Hirsch transaction became exercisable for a period of two years on April 30, 2012. These warrants expired unexercised on April 30, 2014.

Below is the summary of outstanding warrants issued by the Company as of June 30, 2014:

Warrant Type	Warrants Outstanding	Weighted Average Exercise Price	Issue Date	Expiration Date
Opus	100,000	$9.90	March 31, 2014	March 31, 2019
2013 Private Placement	876,023	10.00	August 14, 2013	August 14, 2017
Hercules	99,208	7.10	August 7, 2013	August 7, 2018
2010 Private Placement	369,169	26.50	November 14, 2010	November 14, 2015
Total	1,444,400

2011 Employee Stock Purchase Plan

In June 2011, Identiv’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 200,000 shares of common stock are reserved for issuance over the term of the ESPP, which is ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of (i) 75,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. Under the ESPP, eligible employees may purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of or end of the applicable offering period and each offering period lasts for six months. The plan contains an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) is lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of January 1, 2013 and 2012, respectively, the total shares reserved for issuance under the ESPP were automatically increased by 75,000 shares each in accordance with the terms of the plan. As of June 30, 2014, there are 293,888 shares reserved for future grants under the ESPP. On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014. No additional shares will be authorized and no shares will be issued under the ESPP until further notice.

Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. The following table illustrates stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Cost of revenue	$12	$28
Research and development	9	21
Selling and marketing	14	33
General and administrative	14	31
Total	$49	$113

Inducement Grant

The Company granted 50,000 Restricted Stock Units (“RSUs”) and options to purchase 300,000 shares of the Company's common stock as an inducement grant to its Chief Executive Officer (“CEO”) in connection with entering into an employment agreement on March 13, 2014 (the “Inducement Grant”). The RSUs will vest 25 percent after one year, with the remaining shares vesting over three years in 12 equal quarterly installments. The stock options have an exercise price equal to the closing price of the Company's common stock on The NASDAQ Stock Market on the date of grant, vest 25 percent after one year with the remaining options vesting over three years in 36 equal monthly installments, and have a term of ten years. The stock options and RSUs granted to the CEO were made outside of the Company's existing equity compensation plans in reliance upon NASDAQ Rule 5635(c)(4). The Company will subsequently file a Registration Statement on Form S-8 to register the shares underlying the Inducement Grants. The fair value of stock options issued to the CEO was calculated using a weighted average risk-free interest rate of 1.53%, weighted average expected volatility of 90%, dividend yield of 0% and a weighted average expected term of 4.9 years. The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2014, there was $0.4 million of total unrecognized compensation cost related to unvested RSUs granted and $1.7 million of total unrecognized compensation cost related to unvested stock options related to the Inducement Grant. Unrecognized compensation cost for the Inducement Grant is expected to be recognized over a weighted average period of 4 years.

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans consist of the Director Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2007 Stock Option Plan (the “2007 Plan”), the 2010 Bonus and Incentive Plan (the “2010 Plan”) and the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended.

Stock Bonus and Incentive Plans

In June 2010, Identiv’s stockholders approved the 2010 Plan, under which cash and equity-based awards may be granted to executive officers, including the CEO, Chief Financial Officer (“CFO”), and other key employees (the “Participants”) of the Company and its subsidiaries and members of the Company’s Board, as designated from time to time by the Compensation Committee of the Board. An aggregate of 300,000 shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company´s executives and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan.

On June 6, 2011, Identiv’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to officers, directors, employees, consultants, and other persons who provide services to the Company or any related entity. The 2011 Plan serves as a successor plan to the Company’s 2007 Plan. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. In May 2014, Identiv’s stockholders approved an amendment to the 2011 Plan to increase the number of shares reserved for future issuance by 1.0 million.

Stock Option Plans

The Company’s stock option plans are generally time-based and expire seven to ten years from the date of grant. Vesting varies, with some grants vesting 25% each year over four years; some vesting 25% after one year and monthly thereafter over three years; some vesting 100% on the date of grant; some vesting 1/12th per month over one year; some vesting 100% after one year; and some vesting monthly over four years. The Director Option Plan and 1997 Stock Option Plan both expired in March 2007. The 2000 Stock Option Plan expired in December 2010 and as noted above, the 2007 Plan was discontinued in June 2011 in connection with the approval of the 2011 Plan. As a result, options will no longer be granted under any of these plans except the 2011 Plan.

As of June 30, 2014, an aggregate of 17,917 options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 19,248 options were outstanding under the 2000 Stock Option Plan, 85,066 options were outstanding under the 2007 Plan, and 651,371 options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of the activity under the Company’s stock-based compensation plans for the six months ended June 30, 2014 and for the year ended December 31, 2013 follows:

		Stock Options				Stock Awards
	Shares Available for Grant	Number Outstanding	Average Exercise Price per share	Average Intrinsic Value	Remaining Contractual Life (in years)	Number Granted	Fair Value
Balance at January 1, 2013	777,217	404,538	$19.38	$825,309	7.43
Authorized	—
Granted	(227,668)	211,570	$7.57			16,098	$135,600
Cancelled or Expired	(164,092)	(69,592)	$18.68
Exercised	—	(18)	$7.57
Balance at December 31, 2013	385,457	546,498	$14.90	$49,016	6.93
Authorized	1,000,000
Granted	(373,968)	283,663	$8.77			47,305	$414,812
Cancelled or Expired	43,443	(55,090)	$17.65
Exercised	—	(1,469)	$7.20
Balance at June 30, 2014	1,054,932	773,602	$12.47	$1,536,489	7.42
Vested or expected to vest at June 30, 2014		675,116	$13.08	$1,244,018	7.14
Exercisable at June 30, 2014		320,135	$18.27	$191,774	4.86

The following table summarizes information about options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.20 - $ 8.00	188,763	9.04	$6.50	34,124	$7.46
$8.10 - $ 8.40	16,496	8.36	8.38	16,413	8.38
$ 8.50 - $ 8.80	266,500	9.70	8.80	333	8.80
$ 8.90 - $ 14.40	158,065	5.76	12.20	129,426	11.88
$ 14.50 - $43.40	143,778	2.81	27.88	139,839	28.01
$ 5.20 - $ 43.40	773,602	7.42	$12.47	320,135	$18.27

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2014 was $7.94 and $8.77, respectively. A total of 1,469 options were exercised during the six months ended June 30, 2014.

The weighted-average grant date fair value per option for options granted during the three and six months ended June 30, 2013 was $8.20 and $9.30. A total of 18 options were exercised during the six months ended June 30, 2013.

At June 30, 2014, there was $1.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 3.33 years.

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2014 is as follows:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	43,000	8.80
Vested	—	—
Forfeited	—	—

Unvested, end of period	43,000	$8.80

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2014, there was $0.4 million of total unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 4 years. As of June 30, 2014, an aggregate of 43,000 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates the stock-based compensation expense related to stock options, RSUs and inducement grant included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$6	$7	$11	$11
Research and development	18	22	36	44
Selling and marketing	(7)	142	44	293
General and administrative	240	146	366	380
Total	$257	$317	$457	$728

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2014 was as follows:

Exercise of outstanding stock options and RSUs	1,166,602
Employee stock purchase plan	293,888
Shares of common stock available for grants under 2011 Plan	1,054,932
Noncontrolling interest in Bluehill ID	126,142
Warrants to purchase common stock	1,444,400
Contingent consideration for idOnDemand	451,671
Purchase agreement with LPC	244,509

Total	4,782,144

Net Loss per Common Share Attributable to Identiv, Inc. Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2014 and 2013, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of shares excluded from diluted loss per share relating to these securities was 1,961,973 for the six months ended June 30, 2014, and zero for the six months ended June 30, 2013, respectively.

5. Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$3,431	$3,464
Work-in-progress	588	261
Finished goods	6,149	5,270
Total	$10,168	$8,995

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2014	2013
Leasehold improvements	$1,232	$1,236
Furniture, fixture and office equipment	4,363	4,236
Machinery	6,876	6,843
Software	2,375	2,094
Total	14,846	14,409
Accumulated depreciation	(9,280)	(8,521)
Property and equipment, net	$5,566	$5,888

The Company recorded depreciation expense of $0.4 million and $0.8 million during the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2013, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by operating segment as of June 30, 2014 and December 31, 2013 and changes in the carrying amount of goodwill (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2012	$21,891	$522	$1,172	$1,079	$24,664
Goodwill impairment during the period	(14,108)	(522)	—	(942)	(15,572)
Currency translation adjustment	—	—	36	(137)	(101)
Balance at December 31, 2013	7,783	—	1,208	—	8,991
Currency translation adjustment	—	—	(11)	—	(11)
Balance at June 30, 2014	$7,783	$—	$1,197	$—	$8,980

In connection with the Company's 2014 organizational realignment, certain prior period amounts were reclassified to conform to the current period's operating segment presentation. Both as of June 30, 2014 and December 31, 2013, the gross amount of goodwill, excluding goodwill related to discontinued operations, was $41.8 million and accumulated goodwill impairment was $32.8 million. During the six months ended June 30, 2014, the Company derecognized goodwill of $1.3 million related to a business divested in February 2014 which was classified as held for sale as of December 31, 2013 as stated in Note 2, Discontinued Operations. This amount of goodwill was included in the current assets of discontinued operations in the condensed consolidated balance sheet as of December 31, 2013. During the year ended December 31, 2013, the Company derecognized goodwill of $8.0 million related to businesses divested in December 2013 as stated in Note 2, Discontinued Operations. This amount of goodwill was not classified as held for sale in the previous reported financial statements. Of the total goodwill, a certain amount is designated in a currency other than U. S. dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

In accordance with its accounting policy and ASC 350, the Company tests goodwill and intangibles with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes in assumptions and estimates could result in future impairments.

Management did not identify any impairment indicators during the quarter ended June 30, 2014. The Company performed its annual impairment test for all reporting units on December 1, 2013 and concluded that there was no impairment to goodwill during the year ended December 31, 2013, other than the impairment identified in its interim assessment during the third quarter of 2013, as described below.

The Company calculates the fair value of its reporting units using a combination of market and income approaches and in doing so relies in part upon an independent third-party valuation report. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its condensed consolidated statements of operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of estimated future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which the second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess. In 2013, when the impairment test was performed, the Company had six reporting units. These reporting units included Hirsch, ID Solutions, payment solution and idOnDemand, which were the four components of the Identity Management segment, and ID Infrastructure and Transponders, which were the two components of the ID Products segment. In December 2013 and February 2014, two of the four reporting units in the Identity Management segment, ID Solutions and payment solution, were sold and these two reporting units no longer exist as a result. Commencing in 2014, the Company has four reporting units and four reportable segments as discussed in Note 10, Segment Reporting, Geographic Information and Major Customers. These reporting units include Hirsch which is the component of the Premises segment, ID Infrastructure, which is the component of the Identity segment, and Transponders and idOnDemand, which are the two components of the Credentials segment.

During the third quarter of fiscal 2013, the Company began a strategic review of certain under-performing business units for potential divestiture and to simplify the Company’s operations and market focus. As a consequence of the strategic review, the Company revised its forecasted revenue, gross margin and operating profit for future periods. In addition, the Company noted certain other indicators of impairment, including a change in management following the appointment of a new CEO, a sustained decline in its stock price, and continued reduced performance in certain reporting units partially as a result of the U.S. Government budget sequester. Based on its reduced forecast and the indicators of impairment noted above, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of September 30, 2013. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units. As a result, the Company proceeded to the second step of the goodwill impairment test for these four reporting units to determine the implied fair value of goodwill to calculate the impairment loss, if any.

Based on the results of step two of the goodwill impairment analysis, the Company concluded that the carrying value of goodwill for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units was impaired and recorded an impairment charge of $27.3 million in its consolidated statements of operations during the year ended December 31, 2013, of which $22.6 million was recorded during the three months ended September 30, 2013 and $4.7 million was recorded during the three months ended December 31, 2013. Of the total impairment charge of $27.3 million, $15.6 million was related to continuing operations and $11.7 million was related to the divested businesses and was reflected in discontinued operations.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
	11.75	4 – 11.75	1
Amortization period	years	years	year	Total
Cost:
Balance at December 31, 2012	$4,600	$10,732	$570	$15,902
Currency translation adjustment	—	15	—	15
Balance at December 31, 2013	$4,600	$10,747	$570	$15,917
Balance at June 30, 2014	$4,600	$10,747	$570	$15,917
Accumulated Amortization:
Balance at December 31, 2012	$(1,125)	$(2,816)	$(285)	$(4,226)
Amortization expense	(341)	(865)	(285)	(1,491)
Currency translation adjustment	—	(16)	—	(16)
Balance at December 31, 2013	$(1,466)	$(3,697)	$(570)	$(5,733)
Amortization expense	(223)	(503)	—	(726)
Balance at June 30, 2014	$(1,689)	$(4,200)	$(570)	$(6,459)
Intangible Assets, net at December 31, 2013	$3,134	$7,050	$—	$10,184
Intangible Assets, net at June 30, 2014	$2,911	$6,547	$—	$9,458

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. dollars and are adjusted each reporting period for the change in foreign exchange rates between balance sheet dates. Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If revisions to an intangible assets remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the quarter ended June 30, 2014. The Company identified impairment in its interim assessment during the third quarter of 2013, as mentioned below.

As noted above, the Company began a strategic review of certain under-performing business units for potential divestiture during the third quarter of fiscal 2013. As a consequence, the Company performed an impairment analysis of intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. As a result of this analysis, the Company identified that backlog was impaired and recorded an impairment charge in its consolidated statements of operations of $0.2 million during the year ended December 31, 2013. This impairment charge was related to divested businesses and was included within the results of discontinued operations. The Company expects to recover the remaining balance of identified intangible assets of $9.5 million as of June 30, 2014.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2014	2013	2014	2013
Cost of revenue	$111	$97	$223	$193
Selling and marketing	252	338	503	677
Total	$363	$435	$726	$870

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2014 (remaining six months)	$727
2015	1,455
2016	1,455
2017	1,455
2018	1,455
Thereafter	2,911
Total	$9,458

8. Related-Party Transactions

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks dissolved in 2012 and Mr. Midland currently owns 24.5% of Secure Keyboards.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement”). Prior to the acquisition of Hirsch by the Company, the Company was not a party to the 2009 Settlement Agreement. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. Hirsch’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to an increase based on the percentage increase in the Consumer Price Index during the prior calendar year.

The final payment to Secure Networks was made on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. Hirsch’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore the amount is classified as a long-term liability.

The Company included $0.2 million and $0.3 million of interest expense during the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.3 million of interest expense during the three and six months ended June 30, 2013, respectively, in its condensed consolidated statements of operations for interest accreted on the discounted liability amount.

The payment obligations for related party liability in connection with the Hirsch acquisition as of June 30, 2014 are as follows (in thousands):

2014 (remaining six months)	$563
2015	1,159
2016	1,205
2017	1,253
2018	1,304
Thereafter	3,248
Present value discount factor	(2,276)
Total	$6,456

Payment solution Acquisition – Unsecured Loan. In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG, the Company assumed an unsecured loan payable to Mountain Partners AG, a significant shareholder of the Company. As discussed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and the loan liability was transferred upon sale of the subsidiary effective December 19, 2013. Interest expense related to this loan was included within the results of discontinued operations in the Company’s condensed consolidated statements of operations.

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2014	2013
Current liabilities:
Secured note	$833	$2,971
Total current liabilities	$833	$2,971
Non-current liabilities:
Secured term loan	$8,781	$—
Secured note	—	$3,051
Bank revolving loan facility	6,020	—
Total non-current liabilities	$14,801	$3,051
Total	$15,634	$6,022

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time (the “Secured Debt Facility”) with Hercules. The proceeds of the Term Loan and the initial proceeds under the Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Secured Debt Facility, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the credit facilities and have granted to Opus security interests in substantially all of their respective assets. Both the Term Loan and the Revolving Loan Facility mature and will become due and payable on March 31, 2017 (the “Maturity Date”). Both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest is payable monthly beginning on May 1, 2014. The principal balance of the Term Loan is payable in 24 equal monthly installments beginning on May 1, 2015. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events.

In connection with the Company’s entry into the Credit Agreement, the Company paid $170,000 in customary lender fees and expenses, including facility fees. As discussed in Note 4, Stockholders’ Equity of Identiv, Inc., the Company issued the Opus warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Warrant is immediately exercisable for cash or by net exercise and will expire on March 31, 2019. The shares issuable upon exercise of the Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. The Registration Rights Agreement provides for standard S-3 and piggyback registration rights. The Company calculated the fair value of the Opus warrant using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years. The fair value of the Opus warrant was determined to be $0.8 million. The Opus warrant is classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and is within the control of the Company. The Company allocated both the cash and warrant (equity) consideration to Opus between Term Loan and Revolving Loan Facility using the relative value of these loans. The Company recognized $0.9 million in issuance costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. The cost consideration of $0.5 million allocated for the Term Loan is recorded as a discount on the Term Loan and is reported in the balance sheet as an adjustment to the carrying amount of the Term Loan. The remaining $0.4 million in issuance costs has been allocated to the Revolving Loan Facility as a deferred charge, pursuant to ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts on the Term Loan are amortized as interest expense in accordance with ASC 835-30 over the term of the Credit Agreement.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Credit Agreement to be immediately due and payable. As of June 30, 2014, the Company was in compliance with all covenants.

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million (“Maximum Term Loan Amount”) and an additional $10.0 million in loan advances, provided certain financial and other requirements are met as set forth in the Loan Agreement. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The Company received net proceeds of $6.9 million after incurring $0.6 million in issuance costs related to the Secured Note. The issuance costs were being amortized into interest expense in accordance with ASC 835-30 over the term of the loan agreement. The initial term of the Secured Note matured on November 1, 2015 and incurred interest at the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note was payable monthly beginning on November 1, 2012, and the principal balance was payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to Hercules, of which 50% would have been credited to the Company if all advances under the Loan Agreement were repaid on but not before maturity. The Company was permitted to prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Secured Note. The Company was also required to pay additional fees, consisting of end of term charge and success fee to Hercules in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees would become immediately due and payable if the Company prepaid all of its obligations under the Loan Agreement or if Hercules declares all obligations due and payable after an event of default thereunder. The Company recorded interest expense in its condensed consolidated statements of operations on the Secured Note of zero and $0.4 million during the three and six months ended June 30, 2014, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2013, respectively.

The Company and Hercules entered into amendments to the Loan Agreement on March 5, 2013, on April 22, 2013 and on August 7, 2013 and has paid fees in cash and issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share. The Hercules warrants include a term of five years and contain usual and customary terms. The fair value of the Hercules warrants was determined to be $0.5 million. The Hercules warrants were classified as equity in accordance with ASC 505 as the warrants, if exercised, will be settled in shares and are within the control of the Company.

All cash and equity consideration exchanged with Hercules for the loan agreement amendments discussed above were recorded as discounts and reported in the balance sheet as an adjustment to the carrying amount of the secured debt liability. The loan agreement amendment fees were amortized as interest expense pursuant to ASC 835-30 over the remaining term of the loan agreement. As discussed above, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with entering into the Credit Agreement with Opus on March 31, 2014 and recorded $1.6 million in additional interest expense was recorded during the three months ended March 31, 2014 in its condensed consolidated statements of operations. The total amount of $1.6 million in interest expense included $0.9 million related to a write-off of deferred costs, $0.6 million related to a write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Loan Agreement and the forfeiture of a facility charge paid at the inception of the agreement.

Other Obligations

In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG, the Company assumed obligations for certain equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and all financial liabilities were transferred upon sale of the subsidiary, effective December 19, 2013. Interest expense related to these financial obligations has been included within discontinued operations in the Company’s condensed consolidated statements of operations.

In connection with its acquisition of Bluehill ID AG, the Company had assumed an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit were related to Multicard Nederland BV, one of the 100%-owned subsidiaries of Bluehill ID AG, and were secured by the land and building to which they relate as well as total inventory, machinery, stock, products and raw materials of the subsidiary. As disclosed above in Note 2, Discontinued Operations, the Company sold Multicard Nederland BV on December 30, 2013 and all loan liabilities were transferred upon sale of the subsidiary. Interest expense related to this mortgage loan and revolving line of credit has been included within discontinued operations in the Company’s condensed consolidated statements of operations.

The following table summarizes the Company’s financial obligations for the next five years as of June 30, 2014 (in thousands):

	2014	2015	2016	2017	Total
Bank term loan and revolving loan facility	$—	$3,333	$5,000	$7,667	$16,000

10. Segment Reporting, Geographic Information and Major Customers

ASC Topic 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM are considered to be its CEO and CFO.

Identiv’s trust solutions allow people to trust their premises, information systems, and even everyday items. To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of the change, product families and services were organized within the four segments. To provide improved visibility and comparability, the Company reclassified segment operating results for 2013 to conform to the 2014 organizational realignments. In the Premises segment, Identiv’s Trust for Premises solution secures buildings via an integrated access control system. Identiv’s uTrust premises product offerings include MX controllers, Velocity management software, TS door readers, and third party products. In the Identity segment, Identiv delivers a solution to secure enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and identity management via our idOnDemand service. In the Credentials segment, the Company offers standards-driven hardware products using near field communication (“NFC”), radio frequency identification (“RFID”) and smart card technologies, including inlays, tags, readers and other products. In the All Other segment, the Company offers products, including Chipdrive and Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments in accordance with ASC 280 and therefore have been combined for reporting purposes.

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its operating segments at the revenue and gross margin levels. The CODM does not review operating expenses or asset information by operating segment for purposes of assessing performance or allocating resources.

Net revenue and gross profit information by segment for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Premises:
Net revenue	$4,620	$4,251	$8,087	$9,235
Gross profit	2,839	2,778	4,983	5,929
Gross profit %	61%	65%	62%	64%
Identity:
Net revenue	3,768	4,934	8,788	9,488
Gross profit	1,847	2,491	4,084	4,138
Gross profit %	49%	50%	46%	44%
Credentials:
Net revenue	13,171	7,977	20,332	13,155
Gross profit	3,796	2,525	5,402	4,151
Gross profit %	29%	32%	27%	32%
All Other:
Net revenue	742	1,020	1,948	1,958
Gross profit	448	254	1,063	544
Gross profit %	60%	25%	55%	28%
Total:
Net revenue	$22,301	$18,182	$39,155	$33,836
Gross profit	8,930	8,048	15,532	14,762
Gross profit %	40%	44%	40%	44%

Geographic revenue is based on customer’s ship-to location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Americas:
United States	$14,953	$9,516	$23,278	$17,274
Total Americas	14,953	9,516	23,278	17,274
Europe and the Middle East:
Germany	4,084	5,806	8,792	10,558
Total Europe and the Middle East	4,084	5,806	8,792	10,558
Asia-Pacific:	3,264	2,860	7,085	6,004
Total	$22,301	$18,182	$39,155	$33,836
Revenues
Americas	67%	52%	60%	51%
Europe and the Middle East	18%	32%	22%	31%
Asia-Pacific	15%	16%	18%	18%
Total	100%	100%	100%	100%

One customer represented 31% and 24% of total revenue for the three and six months ended June 30, 2014, respectively. No customer exceeded 10% or more of total revenue for the three and six months ended June 30, 2013. One customer represented 21% of the Company’s accounts receivable balance at June 30, 2014.

The Company tracks assets by physical location. Long-lived assets by geographic location as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Property and equipment, net:
Americas:
United States	$1,929	$1,693
Other	—	1
Total Americas	1,929	1,694
Europe:
Germany	1,539	1,839
Other	—	—
Total Europe	1,539	1,839
Asia-Pacific:
Singapore	2,019	2,258
Other	79	97
Total Asia-Pacific	2,098	2,355
Total	$5,566	$5,888

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (“AOCI”), net of related taxes, as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Foreign	Defined
	Currency	Benefit
	Translation	Pension Plans	Total
Balance as of December 31, 2012	$1,611	$(232)	$1,379
Other comprehensive income before reclassifications	(988)	—	(988)
Amounts reclassified from AOCI	604	232	836
Net other comprehensive (loss) income	(384)	232	(152)
Balance as of December 31, 2013	$1,227	$—	$1,227
Other comprehensive income before reclassifications	167	—	167
Net other comprehensive income	167	—	167
Balance as of June 30, 2014	$1,394	$—	$1,394

The income tax effect allocated to each component of other comprehensive loss for each of the periods presented is not significant. There were no reclassifications out of AOCI for the three and six month period ended June 30, 2014. The reclassifications out of AOCI for the three and six month period ended June 30, 2013 were immaterial and have been included within results of discontinued operations in the Company’s condensed consolidated statements of operations.

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

During the first and second quarter of 2014, certain employees were terminated as part of management’s efforts to simplify business operations. As a result, the Company recorded $0.6 million and $1.0 million in restructuring and severance costs related to severance paid or accrued for in its condensed consolidated statements of operations for the three and six month ended June 30, 2014, respectively.

     Of the total restructuring and severance accrual at June 30, 2014, $1.0 million is included in the other accrued expenses and liabilities and $0.1 million is included in the other long-term liabilities in the condensed consolidated balance sheets. Restructuring and severance activities during the six months ended June 30, 2014 and during the year ended December 31, 2013 were as follows (in thousands):

Restructuring and Severance
Balance as of December 31, 2012	$—
Expense recorded during 2013	1,770
Payments and changes in estimates during 2013	(621)
Balance as of December 31, 2013	$1,149
Expense recorded during six months of 2014	1,049
Payments and changes in estimates during six months of 2014	(1,131)
Balance as of June 30, 2014	$1,067

13. Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2014	2013
Accrued restructuring	$1,009	$909
Accrued professional fees	597	973
Income taxes payable	248	532
Other accrued expenses	2,402	2,825
Total	$4,256	$5,239

14. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2014 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of June 30, 2014 (in thousands):

			Other
	Operating	Purchase	Contractual
	Lease	Commitments	Commitments	Total
2014 (remaining 6 months)	$820	$9,749	$314	$10,883
2015	1,387	479	36	1,902
2016	1,012	—	2	1,014
2017	759	—	—	759
2018	76	—	—	76
Thereafter	—	—	—	—
	$4,054	$10,228	$352	$14,634

The Company provides warranties on certain product sales for periods ranging from 12 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014. All information presented herein is based on Identiv Inc.’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

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

At the beginning of September 2013, as more fully discussed in the “Recent Developments in our Business” section below, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a result of these changes, we have put in place a new organizational structure, enhanced and broadened our management team, and are now doing business as “Identiv.” We obtained stockholder approval to amend our certificate of incorporation and officially change the name of the Company at our 2014 annual meeting on May 22, 2014. Our common stock is listed on the NASDAQ Capital Market in the U.S. under the symbol “INVE.”

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

Identity

Our Identity products include uTrust readers - a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., PC, network or data) access and security and identification applications, such as national ID, payment, e-Health and e-Government.

The Identity products also include our idOnDemand service. idOnDemand can be used to provision (i.e., create and issue) and manage identity credentials through a cloud based service. Customers can access the service at any time from a secure web portal to issue, manage or revoke credentials, without the complexity and cost of internal deployments.

Credentials

The fastest-growing products in our portfolio are credentials: NFC and RFID products — including inlays and inlay-based cards — labels, tags and stickers, as well as other radio frequency (“RF”) and IC components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In addition Identiv provides a comprehensive range of user credentials under the uTrust brand, used for Premises and Information solutions access.

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

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or original equipment manufacturers (“OEMs”). We utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales, although we also sell directly to end users. In support of our sales efforts, we participate in industry events and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in Santa Ana, California, Fremont, California, Chennai, India and Australia and local operations and sales facilities in Australia, Germany, Hong Kong, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Recent Developments in our Business

In September 2013, our Board of Directors appointed Jason Hart as our new chief executive officer (“CEO”). Mr. Hart is a 20-year veteran of the security industry and the founder and former CEO of our idOnDemand subsidiary. Following Mr. Hart’s appointment, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations.

Organizational Restructuring

The first of these actions was to realign our organizational structure to operate as a single, unified company rather than as a group of individual businesses. This change in our structure enhances our ability to coordinate and focus our strategic and operational activities. To signal this change, we implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group.”  We also reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology), allowing centralized management of key activities on a global basis. With the reorganization of and changes to our management team, we moved our executive headquarters to Fremont, California and began the process of moving our operational and certain administrative activities from Ismaning, Germany to our facility in Santa Ana, California.

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe, in February 2014 we completed the sale of our Multicard subsidiary in the U.S. and in July 2014, we sold certain non-core assets related to one of our subsidiaries. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Discontinued Operations in this Quarterly Report.

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

Trends in our Business

Revenue Trends

Sales in the first six months of 2014 were $39.2 million, up 16% compared with $33.8 million in the first six months of 2013. Approximately 52% of our revenue came from our Credentials segment, which grew 55% in 2014, primarily as a result of large orders for tags and inlays to support electronic gaming, transit ticketing and other “Internet of Things” applications. The revenue growth in the Credentials segment has been partially offset by a 7% decline in revenues in our Identity segment and a 12% decline in revenues in our Premises segment. The revenue decline in our Identity segment reflects a delay in completing two significant orders to U.S. Government entities and the revenue decline in the Premises segment is a result of weak first quarter demand from U.S. Government customers for physical access control solutions. Identity products accounted for 22% of our business in the six months ended June 30, 2014 and our Premises products accounted for 21% of our revenues.

Gross profit margin was 40% in the first six months of 2014, compared with 44% the same period of 2013, primarily reflecting our product mix with a higher concentration of revenues from our Credential segment and lower revenues from our higher-margin Premises segment, as well as a decrease in margin in the Credential segment. These were partially offset by higher margins in the Identity segment.

Revenues in the Americas. Revenues in the Americas were $23.3 million in the first six months of 2014, accounting for 60% of total revenue and up 35% compared with $17.3 million in the first six months of 2013. Revenues from physical access control solutions for security programs within various U.S. Government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our revenues in the Americas region, which also includes Canada and Latin America.

Revenues from our Premises products in the Americas decreased by approximately 14% in the first six months of 2014 compared with the same period of the previous year, primarily due to weak first quarter demand for physical access control solutions from federal and state agency customers.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for Trusted Premises access remains among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with our U.S. Government customer in particular, we have strengthened our U.S. sales organization and reopened a sales presence in Washington D.C.

Americas region revenues in our Credentials segment in the first six months of 2014 increased 207% over the first six month of 2013, primarily due to increased order quantities for electronic game toy pieces, transit ticketing, and other Internet of Things applications. Sales of Identity products, including readers, tokens and related products decreased in the Americas region, primarily as a result of a delay in completing two significant orders for U.S. Government entities for smart card readers in the second quarter of 2014.

Revenues in Europe, the Middle East, Asia, and Australia. Revenues in Europe, the Middle East, Asia, and Australia were $15.9 million in the first six months of 2014, accounting for 40% of total revenue and down 4% compared with $16.6 million in the first six months of 2013. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our revenues in the region.

Revenues from our Identity products increased by approximately 27% in the first six months of 2014 compared with the same period of the previous year, primarily due to stronger sales of reader terminals and reader products in Europe and Asia-Pacific. Identity readers comprise approximately 45% of the revenues throughout this region in the first six months of 2014. Revenues from our Credentials products, which comprise approximately 40% of the sales in this region, declined by approximately 26% in the first six months of 2014 compared with the same period of the previous year, including a decline in Access card sales in the first six months of 2014. Revenues from our Premises products declined by 2% in the first six months of 2014 compared with the same period of the previous year, primarily driven by a weaker demand for Controllers used in physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the impact on this seasonal trend of overall budget reductions from actions such as government shutdowns is uncertain. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lower sales expected in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure patterns have a significant impact on demand for our products due to the significant portion of our revenues that is typically sourced from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or security analysts.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased $0.3 million, or 1% in the first six months of 2014 compared with the same period of 2013. Research and development spending was reduced by 9% in the first six months of 2014 compared with the same period of 2013, mainly due to streamlining of activities, leading to lower travel expenses, as well as lower costs for external services and contractors. In 2014, we expect research and development spending to remain relatively unchanged as a percentage of revenue as we continue to invest in products and solutions to deliver trust solutions to customers in the government, enterprise, consumer and commercial markets. Selling and marketing spending in the first six months of 2014 increased by $1.3 million, or 14% compared with the first six months of 2013, due to increased investment in a more robust sales organization and the implementation of a global marketing organization to oversee product management and deliver new marketing programs and resources to support sales. This included the global rebranding of our business to “Identiv” and a related global training initiative for our sales force. General and administrative spending in the first six months of 2014 fell $1.2 million or 17% from the same period in the previous year, primarily as a consequence of actions initiated in the fourth quarter of 2013 and the first six months of 2014 to simplify our business structure and streamline our operations. These actions are further discussed under “Simplification and Streamlining of our Business” below.

Impairment

During the last two years, developments in our business prompted us to perform an interim impairment assessment of our goodwill and long-lived assets, as required under U.S. GAAP to determine if a potential impairment exists. The resulting impairment charges affected our financial condition and results of operations for the periods in which they are recorded; however, the recording of impairment charges have no impact on our day-to-day operations or liquidity and do not result in any outlay of cash expenditures. There was no impairment in the six months ended June 30, 2014.

Simplification and Streamlining of our Business

Following the appointment of Mr. Hart as our CEO, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review, in late 2013 and early 2014 we disposed of non-core or under-performing businesses, including our Multicard AG, payment solution AG, Multicard Nederland BV and Multicard U.S. subsidiaries. Additionally, we ceased any additional investment in the Tagtrail mobile services platform. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable global opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated several redundant positions.  Additionally, we are in the process of transferring various functions such as corporate financial accounting and reporting from Germany to the U.S. We will continue to evaluate opportunities to further reduce overhead costs and make more efficient use of our operational resources.

To streamline production and operations in our credential business, we initiated the closure of our German production plant for RFID and NFC inlays, tags, and labels in Sauerlach to consolidate in our production facility in Singapore. The closure of our Sauerlach location was completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our existing facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Restructuring and Severance

During the six months ended June 30, 2014, certain employees related to non-core functions were terminated and certain manufacturing facilities were closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, the Company recorded $1.0 million in restructuring, severance and inventory impairment costs during the six months ended June 30, 2014.

During the third and fourth quarters of 2013, there was a change of the Company’s CEO and chief financial officer (“CFO”), and as part of management’s efforts to simplify business operations, certain non-core functions were eliminated. As a result, the Company recorded $1.8 million in restructuring and severance costs in its consolidated statements of operations for the year ended December 31, 2013, primarily related to severance paid or accrued for our former CEO, CFO and certain other employees.

Results of Operations

The amounts for 2013 have been adjusted for divested businesses as discussed in Note 2 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Discontinued Operations in this Quarterly Report.

Revenue

Summary information about our revenue by operating segment for the three and six months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,		period to	June 30,		period to
	2014	2013	period	2014	2013	period
Premises
Revenues	$4,620	$4,251	9%	$8,087	$9,235	-12%
Percentage of total revenues	21%	23%		21%	27%
Identity
Revenues	3,768	4,934	-24%	8,788	9,488	-7%
Percentage of total revenues	17%	27%		22%	28%
Credentials
Revenues	13,171	7,977	65%	20,332	13,155	55%
Percentage of total revenues	59%	44%		52%	39%
All Other
Revenues	742	1,020	-27%	1,948	1,958	-1%
Percentage of total revenues	3%	6%		5%	6%
Total revenues	$22,301	$18,182	23%	$39,155	$33,836	16%

Total revenues in the second quarter of 2014 were $22.3 million, up 23% compared with $18.2 million in the second quarter of 2013. For the six months ended June 30, 2014, total revenues were $39.2 million, up 16% compared with $33.8 million for the comparable period for 2013. Total revenues were higher in both periods primarily reflecting higher sales in our Credentials segment partially offset by lower sales in our Identity segment. For the Premises segment, total revenues were higher in the three months ended June 30, 2014 compared to the same period in 2013 but lower in the six months ended June 30, 2014 compared to the 2013 period. A more detailed discussion of revenues by segment follows below.

We sell our products to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

In our Premises segment, we provide solutions and services that enable the issuance, management and use of secure identity credentials in diverse markets. Our Premises segment includes products to secure buildings via an integrated access control system, and includes MX controllers, Velocity management software and TS door readers. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials. Because of the complex nature of the problems we address for our Premises solutions customers, pricing pressure is not prevalent in this segment.

Revenues in our Premises segment were $4.6 million in the second quarter of 2014, an increase of 9% from $4.3 million in the second quarter of 2013. In the six months ended June 30, 2014, revenues in our Premises segment were $8.1 million, a decrease of 12% from $9.2 million in the six months ended June 30, 2013. The decrease in the six months ended June 30, 2014 primarily was due to lower first quarter 2014 sales of physical access control solutions in the U.S., resulting from lower demand from U.S. Government customers.

In our Identity segment, we offer products to secure enterprise information, including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and Identity Management via our idOnDemand service. Identiv offers smart card readers - a broad range of contact, contactless and mobile smart card readers, tokens and terminals - to enable logical (i.e., PC, network or data) access and security and identification applications, such as national ID, payment, e-Health and e-Government. Our idOnDemand service can be used to provision (i.e., create and issue) and manage identity credentials.

Revenues in our Identity segment were $3.8 million in the second quarter of 2014, a decrease of 24% from $4.9 million in the second quarter of 2013. In the six months ended June 30, 2014, revenues in our Identity segment were $8.8 million, a decrease of 7% from $9.5 million in the six months ended June 30, 2013. This decrease in Identity segment revenues in both periods in 2014 is primarily the result of a delay in completing two significant orders to U.S. Government entities for Smart card readers. Revenue from our cloud-based credential provisioning and management services also declined in the second quarter and six month periods of 2014 as the second quarter in the prior year saw a significant ramping up in revenue.

In our Credentials segment, we offer access cards and RFID and NFC products, including cards, inlays, labels, tags and stickers, as well as other radio frequency (“RF”) components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of finished tickets and tags in addition to our inlays. The margins for access cards are relatively stable.

Revenues in our Credentials segment were $13.2 million in the second quarter of 2014, up 65% from $8.0 million in the second quarter of 2013. In the six months ended June 30, 2014, revenues in our Credentials segment were $20.3 million, an increase of 55% from $13.2 million in the six months ended June 30, 2013. This growth primarily resulted from higher sales of RFID and NFC products in the U.S. during the first and second quarters of 2014 compared with the same periods of the previous year, mainly as a result of large orders for electronic game toys.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Revenues in our All Other segment were $0.7 million in the second quarter of 2014, down 27% from $1.0 million in the second quarter of 2013. In the six months ended June 30, 2014, revenues in our All Other segment were $1.9 million, relatively flat compared to the six months ended June 30, 2013.

Gross Profit

The following table sets forth our gross profit and year-to-year change in gross profit by operating segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,		period to	June 30,		period to
	2014	2013	Period	2014	2013	Period
Premises
Revenues	$4,620	$4,251		$8,087	$9,235
Gross profit	2,839	2,778	2%	4,983	5,929	-16%
Gross profit %	61%	65%		62%	64%
Identity
Revenues	3,768	4,934		8,788	9,488
Gross profit	1,847	2,491	-26%	4,084	4,138	-1%
Gross profit %	49%	50%		46%	44%
Credentials
Revenues	13,171	7,977		20,332	13,155
Gross profit	3,796	2,525	50%	5,402	4,151	30%
Gross profit %	29%	32%		27%	32%
All Other
Revenues	742	1,020		1,948	1,958
Gross profit	448	254	77%	1,063	544	96%
Gross profit %	60%	25%		55%	28%
Total:
Revenues	$22,301	$18,182		$39,155	$33,836
Gross profit	8,930	8,048	11%	15,532	14,762	5%
Gross profit %	40%	44%		40%	44%

Gross profit for the second quarter of 2014 was $8.9 million, or 40% of revenues, compared with $8.0 million or 44% of revenues in the second quarter of 2013. In the six months ended June 30, 2014, gross profit was $15.5 million, or 40% of revenues, compared with $14.8 million, or 44% of revenues in the six months ended June 30, 2013. Gross profit represents revenues less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were down in both periods in 2014 primarily related to product mix with significantly higher sales and a decrease in margin in our lower-margin Credentials segment.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $2.8 million in each of the three months ended June 30, 2014 and 2013, and $5.0 million and $5.9 million in the six months ended June 30, 2014 and 2013, respectively. Gross profit was higher in the six months ended June 30, 2013 as a direct result of higher sales in the Premises segment during the period. Gross profit margins in the Premises segment were negatively impacted by higher sales in the three months ended June 30, 2014 of lower margin third party sales of video and monitor equipment.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.8 million and $2.5 million in the three months ended June 30, 2014 and 2013, respectively, and $4.1 million in the six months ended June 30, 2014 and 2013. Gross profit was higher in the three months ended June 30, 2013 as a direct result of higher sales in the Identity segment during the period. Gross profit margins in the Identity segment were relatively stable in the above periods ranging from 49% to 50% in the three months ended June 30, 2014 and 2013 and 44% to 46% in the six months ended June 30, 2014 and 2013.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $3.8 million and $2.5 million in the three months ended June 30, 2014 and 2013, respectively, and $5.4 million and $4.2 million in the six months ended June 30, 2014 and 2013, respectively. Gross profit was higher in the three and six months ended June 30, 2014 as a direct result of higher sales of transponders in the Credentials segment during the period. Except for the six month period ended June 30, 2014, gross profit margins in the Credentials segment were relatively stable in the above periods ranging from 29% to 32%. The margins in the Credentials segment were negatively impacted by underutilization of production overhead in the three months ended March 31, 2014 which reduced margins in the six months ended June 30, 2014 to 27%.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2014 and 2013 is set forth below.

Research and Development

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
(in thousands)	2014	2013	period to period	2014	2013	period to period
Expenses	$1,731	$1,870	-7%	$3,233	$3,563	-9%
Percentage of revenue	8%	10%		8%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were $1.7 million in the second quarter of 2014, representing 8% of revenue, which decreased 7% from $1.9 million, or 10% of revenue from the second quarter of 2013. In the six months ended June 30, 2014, research and development expenses were $3.2 million, representing 8% of revenue which was down 9% from $3.6 million, or 11% of revenue in the six months ended June 30, 2013. Lower research and development expenses in the second quarter and first six months of 2014 resulted mainly from the streamlining of activities resulting in lower headcount, movement of employees to other functional areas as well as lower material costs resulting from a consolidation of the number of research and development projects. Key investment areas during the first six months of 2014 were trust solutions for premises and information, including continued development of our uTrust TS readers, our cloud-based credential provisioning and management services and the extension of our physical access control offering to meet the requirements of U.S. government FICAM standards. We expect these projects to continue during the next several quarters.

Selling and Marketing

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
(in thousands)	2014	2013	period to period	2014	2013	period to period
Expenses	$5,731	$4,764	20%	$10,766	$9,445	14%
Percentage of revenue	26%	26%		28%	28%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on traditional as well as new and emerging market opportunities.

Selling and marketing expenses were $5.7 million in second quarter of 2014, comprising 26% of revenue, an increase of 20% from $4.8 million, or 26% of revenue in the second quarter of 2013. In the six months ended June 30, 2014, selling and marketing expenses were $10.8 million, representing 28% of revenue which was up 14% from $9.4 million, or 28% of revenue in the six months ended June 30, 2013. The increase represents the hiring of new sales management and additional sales and marketing personnel in late 2013 and six months of 2014 as well as the movement of employees to sales and marketing from other functional areas during 2014 to strengthen our sales and marketing capabilities in the U.S.

General and Administrative

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
(in thousands)	2014	2013	period to period	2014	2013	period to period
Expenses	$2,867	$3,281	-13%	$5,910	$7,157	-17%
Percentage of revenue	13%	18%		15%	21%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other consulting services.

General and administrative expenses in second quarter of 2014 were $2.9 million, or 13% of revenue, compared with $3.3 million, or 18% of revenue in second quarter of 2013, a decrease of 13%. In the six months ended June 30, 2014, general and administrative expenses were $5.9 million, representing 15% of revenue which was down 17% from $7.2 million, or 21% of revenue in the six months ended June 30, 2013. This decrease primarily resulted from savings achieved through our actions initiated in the third quarter of 2013 to streamline operations and refocus the company.

Restructuring and Severance Charges

During the first six months of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. commenced and certain manufacturing facilities were closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $0.6 million and $1.0 million primarily related to restructuring, severance and inventory impairment costs during the three and six months ended June 30, 2014, respectively.

There were no restructuring and severance charges in the six months ended June 30, 2013.

See Note 12 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Restructuring and Severance, in this Quarterly Report for more information.

Interest Expense, Net

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a related party arising from our acquisition of Hirsch, offset by interest earned on invested cash. We recorded net interest expense of $0.5 million and $0.6 million in the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $1.2 million in the six months ended June 30, 2014 and 2013, respectively, in our condensed consolidated statements of operations. Higher net interest expense in the six months ended June 30, 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus and repayment of all outstanding amounts under the secured debt facility with Hercules. We repaid all outstanding amounts under our secured debt facility with Hercules in connection with entering into the Credit Agreement with Opus and recorded a $1.6 million charge to interest expense during the six months ended June 30, 2014 in our condensed consolidated statement of operations. The $1.6 million charge to interest expense included $0.9 million related to write-off of deferred costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

See Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Related-Party Transactions, and Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements, Financial Liabilities, of this Quarterly Report for more detailed information. Interest income in the second quarter of 2014 and 2013 was immaterial.

Foreign Currency Loss, Net

We recorded net foreign currency losses of $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively. We recorded net foreign currency gains of $0.4 million and $0.2 million during the three and six months ended June 30, 2013, respectively. Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar and the euro and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

As of June 30, 2014, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required it generally will be a benefit to the income tax provision in the period such determination is made. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2014.

We recorded an income tax provision of $0.1 million during the six months ended June 30, 2014 and an income tax benefit of $0.1 million during the six months ended June 30, 2013. Income tax (provision) benefit during the three months ended June 30, 2014 and 2013 were negligible.

The effective tax rates for the six month periods ended June 30, 2014 and June 30, 2013 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

Discontinued Operations

In November 2013, we committed to a plan to sell our Multicard U.S. business and completed the sale of this business on February 4, 2014. In December 2013, we completed the sale of our Multicard AG business in Switzerland, our payment solution AG business in Germany and our Multicard Nederland BV business in Netherland. In December 2013, we completed the sale of our German Multicard GmbH subsidiary to an employee. Additionally, we entered into an asset purchase agreement to sell certain non-core assets related to one of our subsidiaries to a former employee in June 2014 and completed the sale of these non-core assets in July 2014. All of these businesses (collectively, our “divested businesses”) have been accounted for as discontinued operations in our condensed consolidated statements of operations. As a result, all periods presented in the accompanying condensed consolidated statements of operations have been reclassified to conform to the current period presentation.

Revenue for the divested businesses was $0.4 million and $1.3 million during the three and six month periods ended June 30, 2014, respectively and $5.4 million and $10.8 million during the three and six month periods ended June 30, 2013, respectively. Income from discontinued operations before income taxes was $0.1 million and $0.5 million during the three and six months ended June 30, 2014 and loss from discontinued operations before income taxes was $1.0 million and $1.7 million during the three and six months ended June 30, 2013.

See Note 2 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Discontinued Operations, in this Quarterly Report for more information.

Liquidity and Capital Resources

As of June 30, 2014, our working capital, which we have defined as current assets less current liabilities, was $18.9 million, an increase of $10.4 million compared to $8.5 million as of December 31, 2014. The increase in working capital reflects a $16.0 million draw on our Credit Agreement with Opus Bank less lender fees of approximately $0.2 million which was partially offset by the repayment of principal owed and lender fees on our Secured Debt Facility with Hercules Technology Growth Capital, Inc. of approximately $6.6 million. Additional sources of working capital during the six months ended June 30, 2014 included $4.2 million in net proceeds from our capital raise during the period and $1.3 million in net proceeds from the sale of non-core entities. The sources of working capital in the period were partially offset by $0.5 million in expenditures on property and equipment as well as a reduction in net assets within opening working capital of $1.0 million related to the sale of non-core entities. As of June 30, 2014, our cash balance was $12.5 million.

The following summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(6,561)	$(3,434)
Net cash provided by (used in) in investing activities	742	(944)
Net cash provided by (used in) financing activities	13,006	923
Effect of exchange rates on cash	227	(233)
Net decrease in cash	7,414	(3,688)
Cash of continuing operations, at beginning of period	5,095	6,109
Add: Cash of discontinued operations, at beginning of period	16	1,269
Less: Cash of discontinued operations, at end of period	—	164
Cash of continuing operations, at end of period	$12,525	$3,526

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations are $4.1 million, liability to related party is $8.7 million, the bank term loan and revolving loan facility is $18.2 million, and purchase commitments and other obligations are $10.6 million at June 30, 2014. Total commitments due within one year are $14.8 million and due thereafter are $26.7 million at June 30, 2014.

Cash provided by investing activities primarily reflects $1.3 million in cash proceeds from the sale of discontinued operations, partially offset by $0.5 in capital expenditures.

Cash provided by financing activities primarily reflects $16.0 million net cash proceeds from issuance of debt with Opus Bank in the six months ended June 30, 2014 and $4.2 million net cash proceeds from a capital raise, partially offset by cash payments of $7.2 million for financial liabilities.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of June 30, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalent positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2014, the amount of cash held at such subsidiaries was $2.0 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). As discussed below, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with the closing of the Credit Agreement with Opus. See Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Financial Liabilities, in this Quarterly Report for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased 175,438 shares (split adjusted) of common stock for a net consideration of $1.5 million on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18 million (subject to certain limitations) in shares of common stock, we have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 10,000 shares (split adjusted) of common stock. Subsequent to the initial purchase, we directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through June 30, 2014 for a net consideration of $4.2 million. See Note 4 in the accompanying Notes to Unaudited Consolidated Financial Statements, Stockholders’ Equity of Identiv, in this Quarterly Report for more information.

On August 14, 2013, we issued 834,847 shares (split adjusted) of our common stock, in a private placement, at a price of $8.50 per share (split adjusted) and warrants to purchase an additional 834,847 shares (split adjusted) of common stock at an exercise price of $10.00 per share (split adjusted) to accredited and other qualified investors (the “Investors”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the U.S. See Note 4 in the accompanying Notes to Unaudited Consolidated Financial Statements, Stockholders’ Equity of Identiv, in this Quarterly Report for more information.

On March 31, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Opus Bank (“Opus”). The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, the Company prepaid all outstanding amounts under its Loan Agreement, as amended from time to time with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement with Hercules, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. See Note 9 in the accompanying Notes to Unaudited Consolidated Financial Statements, Financial Liabilities, in this Quarterly Report for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of June 30, 2014, we have a total accumulated deficit of $328.6 million. During the six months ended June 30, 2014, we sustained a consolidated net loss of $7.8 million. The loss for the period included income from discontinued operations of $0.5 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.  These factors, among others, including the ongoing effects of the U.S. Government sequester and related budget uncertainty on certain parts of our business, have raised substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Our current plan anticipates increased revenues and improved profit margins over the next twelve-months, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use. In addition, we are in the process of improving our working capital, including reduction in the levels of accounts receivable and discussion with several key suppliers to reduce the levels of inventory and improve payment terms.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions in spending under the federal budget sequester, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. As stated in Note 2 in the accompanying Notes to Unaudited Consolidated Financial Statements, Discontinued Operations, in this Quarterly Report, the Company has sold certain non-core or underperforming businesses and may continue to do so in future, if needed. We may also need to raise additional funds through public or private offerings of additional debt or equity securities during the course of the year or in the near term as we may deem appropriate. The sale of additional debt or equity securities may cause dilution to existing stockholders. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of June 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,054	$1,513	$2,085	$456	$—
Liability to related party	8,732	1,136	2,411	2,608	2,577
Bank term loan and revolving loan facility	18,167	1,795	16,372	—	—
Purchase commitments and other obligations	10,580	10,320	260	—	—
Total obligations	$41,533	$14,764	$21,128	$3,064	$2,577

Our liability to related party was acquired in connection with our acquisitions of Hirsch. See Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Related-Party Transactions, in this Quarterly Report for more information about this liability listed in the table above.

The bank term loan and revolving loan facility relates to a credit agreement we entered into with Opus Bank on March 31, 2014. The amounts above include payments to be made for principal and interest. See Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Financial Liabilities, in this Quarterly Report for more information about the financing liabilities listed in the table above.

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 14 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, Commitments and Contingencies, in this Quarterly Report for more information about operating leases, purchase commitments and other obligations listed in the table above.

The Company’s consolidated balance sheets consist of other long-term liability which includes gross unrecognized tax benefits, and related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2014, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the six months ended June 30, 2014. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications by our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and related evaluations referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Based on additional analysis and other post-closing procedures designed to ensure that our unaudited condensed consolidated financial statements will be presented in accordance with U.S. GAAP, management believes, notwithstanding the material weakness, that the unaudited condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management has developed and begun implementing a remediation plan to address this material weakness. Remediation efforts currently in process or expected to be implemented include the following:

•	Hiring additional accounting personnel at the corporate level and subsidiary levels with experience in U.S. GAAP accounting; and
•	Reviewing and revising, as appropriate, the Company’s internal Sarbanes-Oxley resources, testing program and schedule.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the ongoing remediation efforts management commenced in the first quarter of 2014 related to the above described material weakness.

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

As discussed in Liquidity and Capital Resources in Part I, Item 2 of this report, as of June 30, 2014, we have a total accumulated deficit of $329 million. During the six months ended June 30, 2014, we sustained consolidated net loss of $7.8 million. The loss for the six months ended June 30, 2014 included gain from discontinued operations of $0.5 million. These factors, among others, including the ongoing effects of the U.S. Government budget uncertainty on certain parts of our business, have raised significant doubt about our ability to operate as a going concern.

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

Our rebranding initiative may materially and adversely impact our results of operations.

We have implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group” and are in the process of launching new product branding to the marketplace. We expect to incur substantial expense in implementing this rebranding effort, and we cannot guarantee our rebranding efforts will be favorably received by customers or the marketplace.  As a result, changing our corporate and product branding could materially and adversely impair the brand recognition on which a significant amount of our business depends.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We have recently realigned our organizational structure to operate as a single, unified company rather than as a group of individual businesses and have reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology). These restructuring efforts were undertaken to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

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

An important component of our growth strategy involves the sale of our idOnDemand cloud-based services to deliver identity credential provisioning and management solutions. The market for cloud-based credentialing solutions is at an early stage of development. Customer knowledge of, and trust in the cloud-based delivery of credentialing solutions greatly depends upon suppliers’ ability to demonstrate the value, security and reliability of their offerings compared both to competitive services and to traditional models of managing identity credentials. We believe our expertise in cloud-based service delivery, our broad experience with relevant security standards and technologies and our investments in infrastructure provide us with a strong foundation to compete. However, if we are not able to demonstrate sufficient security and reliability, as well as differentiated value of our cloud-based solutions to potential customers, our revenue and gross profit margins could fail to grow.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain company offices and/or business operations in several locations around the world, including Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We also maintain manufacturing facilities in  Singapore and California and manage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

Over the past few years, the NASDAQ Stock Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;
•	technical trading patterns of our stock;
•	variations in our or our competitors’ financial and/or operational results;
•	the fluctuation in market value of comparable companies in any of our markets;
•	expected or announced news about partner relationships, customer wins or losses, product announcements or organizational changes ;
•	comments and forecasts by securities analysts;
•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;
•	our recent 1-for 10 Reverse Stock Split;
•	litigation developments; and
•	general market downturns.

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

Our common stock currently is listed on The NASDAQ Capital Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Capital Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that the Company no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. The 180-day compliance period allowed to us in which to regain compliance with the minimum bid requirement ended December 9, 2013, but we were granted a 180-day extension, or until June 9, 2014, in which to regain compliance. On May 22, 2014, our shareholders’ approved a proposal authorizing the Company’s Board of Directors to effect a reverse stock split within a specified range. Following the Annual Meeting, the Board of Directors approved the reverse stock split with a ratio of 1-for-10. While the Reverse Stock Split enabled us to regain compliance with The NASDAQ Capital Market’s minimum bid price listing requirement, it may also result in certain adverse impacts to our Company and the trading of our common stock. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. As a result and notwithstanding our reverse stock split and our regained compliance with the NASDAQ Capital Market’s minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with the NASDAQ Capital Market’s minimum bid price or other listing requirements may have a material adverse effect on our stock price, our business and our prospects.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could have an adverse effect on our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In November 2010, in a private placement, we issued 409,763 shares of common stock and warrants to purchase an additional 409,763 shares of common stock. In May 2011, in a public offering, we issued 780,000 shares of common stock. In April 2013 we initially issued 203,855 shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enables us to sell up to $18 million of additional shares of common stock in the future. Subsequent to the initial purchase, we issued additional 756,223 shares of common stock to LPC through June 30, 2014. In August 2013, in a private placement, we issued 934,847 shares of common stock and warrants to purchase an additional 934,847 shares of common stock. In August 2013, we issued warrants to purchase 99,208 shares of common stock in connection with the third amendment to the Loan Agreement with Hercules. Additionally, as of March 31, 2014, we issued warrants to purchase 100,000 shares of common stock in connection with entering into the Credit Agreement with Opus. In the future, from time to time we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of June 30, 2014, 2.5 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 2.4 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential sale of shares to LPC and issuance of shares for contingent consideration. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of August 1, 2014, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote 10% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of August 1, 2014, the directors and officers of Identiv collectively held 4% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and to disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

IDENTIV, INC.

August 14, 2014	By:	/S/ JASON HART
Jason Hart
Chief Executive Officer
(Principal Executive Officer and Director)

August 14, 2014	By:	/S/ BRIAN NELSON
Brian Nelson
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 23, 2014.)

10.1*	2011 Incentive Compensation Plan, as amended. (Incorporated by reference to Annex B of the Company’s Definitive Proxy Statement filed April 28, 2014.)

10.2*

Amendment No. 1 to Employment Agreement dated March 18, 2014, between Identiv, Inc. and Lawrence Midland, dated July 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 4, 2014.)

16.1

Letter from Ernst & Young GmbH Wirtschaftspruefungsgesellschaft to the Securities and Exchange Commission dated April 11, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 11, 2014.)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*     Compensation Plan or Agreement.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

*** Pursuant to Rule 401T of Regulation S-T, the interactive files on Exhibit 101 are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.